Form 10-Q
period 1996-03-31
MARTIN MARIETTA MATERIALS INC
filed 1996-05-14
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

Commission File Number  1-12744

                       MARTIN MARIETTA MATERIALS, INC.
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            North Carolina                             56-1848578
- - ---------------------------------------  --------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

     2710 Wycliff Road, Raleigh, NC                      27607
- - ---------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        919-781-4550
                                                  -----------------------------


Former name:                                None
            -------------------------------------------------------------------
                        Former name, former address and former fiscal year,
                                   if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X          No
                                 ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Class               Outstanding as of April 30, 1996
       -------------------------------  --------------------------------

        Common Stock, $.01 par value              46,079,300

                          Exhibit Index is on Page 16

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1996


                                     INDEX

                                                                          Page
                                                                          ----
   Part I.Financial Information:

         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets -
                     March 31, 1996 and December 31, 1995                  3

                    Condensed Consolidated Statements of Earnings -
                     Three Months Ended March 31, 1996 and 1995            4

                    Condensed Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1996 and 1995            5

                    Notes to Condensed Consolidated Financial Statements   6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                   9


   Part II.Other Information:

         Item 1.    Legal Proceedings.                                    14

         Item 4.    Submission of Matters to a Vote of Security Holders.  14

         Item 5.    Other Information.                                    14

         Item 6.    Exhibits and Reports on Form 8-K.                     15

   Signatures                                                             15

   Exhibit Index                                                          16

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        March 31,  December 31,
                                                          1996        1995
                                                      -----------  ------------
                                                        (Thousands of Dollars)
ASSETS
Current assets:
Accounts receivable, net                              $    97,785  $     94,759
Affiliates receivable                                       6,262        89,712
Inventories, net                                          119,842       113,402
Deferred income tax benefit                                12,604        12,622
Other current assets                                        3,228         3,860
                                                      -----------  ------------
        Total Current Assets                              239,721       314,355
                                                      -----------  ------------

Property, plant and equipment                             924,754       919,862
Allowances for depreciation, depletion and
 amortization                                            (538,689)     (527,639)
                                                      -----------  ------------
Net property, plant and equipment                         386,065       392,223

Other noncurrent assets                                    19,483        18,248
Noncurrent affiliates receivable                               --         3,333
Cost in excess of net assets acquired                      38,221        37,245
Other intangibles                                          23,269        23,967
                                                      -----------  ------------

        Total Assets                                  $   706,759  $    789,371
                                                      ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Book overdraft                                        $     3,902  $      2,927
Accounts payable                                           25,508        26,211
Affiliates payable                                         24,090         6,822
Accrued salaries, benefits and payroll taxes               15,850        15,426
Accrued insurance and other taxes                           7,193         5,551
Income taxes                                                1,962         2,192
Current maturities of long-term debt                        2,808       103,740
Other current liabilities                                   8,749        10,467
                                                      -----------  ------------
        Total Current Liabilities                          90,062       173,336

Long-term debt                                            124,871       124,986
Pension, postretirement, and postemployment benefits       49,020        47,483
Other noncurrent liabilities                                8,732         9,415
Noncurrent deferred income taxes                           11,261        10,606
                                                      -----------  ------------
        Total Liabilities                                 283,946       365,826
                                                      -----------  ------------
Shareholders' equity:
Common stock, par value $.01 per share                        461           461
Additional paid-in capital                                331,303       331,303
Retained earnings                                          91,049        91,781
                                                      -----------  ------------
        Total Shareholders' Equity                        422,813       423,545
                                                      -----------  ------------

        Total Liabilities and
                Shareholders' Equity                  $   706,759  $    789,371
                                                      ===========  ============


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS





                                                 Three Months Ended
                                                       March 31,
                                             --------------------------
                                                 1996          1995
                                             ------------  ------------
                                   (Thousands of Dollars, Except Per Share Data)

Net sales                                    $    136,547  $    129,942
Cost of sales                                     112,742       100,869
                                             ------------  ------------
       Gross Profit                                23,805        29,073

Selling, general & administrative expense          14,736        14,104
Research and development                              475           445
                                             ------------  ------------
       Earnings from Operations                     8,594        14,524

Interest expense                                   (3,174)       (2,112)
Other income and expenses, net                      1,170           263
                                             ------------  ------------
       Earnings before Taxes on Income              6,590        12,675

Taxes on income                                     2,253         4,446
                                             ------------  ------------

       Net Earnings                          $      4,337  $      8,229
                                             ============  ============


Net earnings per share                       $       0.09  $       0.18
                                             ============  ============

Average number of common shares outstanding    46,079,300    46,079,300
                                             ============  ============



See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                          1996         1995
                                                      -----------  -----------
                                                         (Thousands of Dollars)
Operating activities:
Net earnings                                          $     4,337  $     8,229

Adjustments to reconcile earnings to cash
provided by operating activities:
 Depreciation, depletion and amortization                  14,912       13,172
 Other items, net                                             174          387
Changes in operating assets and liabilities:
 Accounts receivable                                       (3,026)      (5,469)
 Affiliates receivable                                       (585)      (1,068)
 Inventories                                               (6,515)     (15,420)
 Accounts payable                                          (2,210)       4,514
 Other assets and liabilities, net                           (823)      12,913
                                                      -----------  -----------

Net cash provided by operating activities                   6,264       17,258
                                                      -----------  -----------

Investing activities:
Additions to property, plant and equipment                (11,264)     (15,466)
Acquisitions, net                                              --     (135,472)
Transactions with Lockheed Martin Corporation              87,369       31,747
Note receivable from Lockheed Martin Corporation               --       53,000
Other investing activities, net                             3,995          390
                                                      -----------  -----------

Net cash provided by (used for) investing activities       80,100      (65,801)
                                                      -----------  -----------

Financing activities:
Repayments and extinguishments of long-term debt         (101,046)        (645)
Increases in long-term debt                                    --          400
Dividends                                                  (5,068)      (5,068)
Loan payable to Lockheed Martin Corporation                18,775       47,762
                                                      -----------  -----------

Net cash (used for) provided by financing activities      (87,339)      42,449
                                                      -----------  -----------

Net decrease in cash                                         (975)      (6,094)
Book overdraft, beginning of period                        (2,927)      (2,218)
                                                      -----------  -----------

Book overdraft, end of period                         $    (3,902) $    (8,312)
                                                      ===========  ===========


See accompanying notes to condensed consolidated financial statements.

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q
                    For the Quarter Ended March 31, 1996

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 27, 1996. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

     The Corporation is a subsidiary of Lockheed Martin Corporation ("Lockheed Martin") which was formed as a result of a business combination in March 1995 between the Martin Marietta Corporation ("Martin Marietta") and the Lockheed Corporation. Lockheed Martin, directly and indirectly through a subsidiary, owns approximately 81% of the Corporation's outstanding common stock. For purposes of these financial statements and the related notes thereto, all references to Lockheed Martin are meant to include Martin Marietta Corporation and its consolidated subsidiaries, except where otherwise specified.


2. Inventories

                                           March 31,   December 31,
                                             1996         1995
                                         ------------  -----------
                                              (In Thousands)

   Finished products                     $    93,856   $   86,086
   Product in process and raw materials       14,555       15,427
   Supplies and expendable parts              19,050       19,259
                                         -----------   ----------
                                             127,461      120,772
   Less allowances                            (7,619)      (7,370)
                                         -----------   ----------

   Total                                 $   119,842   $  113,402
                                         ===========   ==========

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q
                    For the Quarter Ended March 31, 1996

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Long-Term Debt

                                            March 31,      December 31,
                                              1996             1995
                                         ---------------  ---------------
                                                   (In Thousands)
      7% Debentures, due 2025            $       124,179  $       124,177
      8-1/2% Notes, due 1996                          --          100,000
      Acquisition notes, interest rates
       ranging from 6% to 10%                      2,711            3,675
      Other notes                                    789              874
                                         ---------------  ---------------
                                                 127,679          228,726
      Less current maturities                     (2,808)        (103,740)
                                         ---------------  ---------------

      Total                              $       124,871  $       124,986
                                         ===============  ===============


     The 8-1/2% Notes were redeemed by the holders upon their maturity on March 1, 1996. During the period these Notes were outstanding, Lockheed Martin reimbursed the Corporation for the portion of the interest in excess of 5% per annum.

     In addition to the above stated long-term debt, the Corporation borrowed, from a subsidiary of Lockheed Martin, $17 million under the terms of a credit agreement and $1.8 million under the terms of a cash management agreement. For financial reporting purposes, these amounts are classified with affiliates payable in the accompanying financial statements. The proceeds of these borrowings were used primarily to help finance the repayment of the 8-1/2% Notes and to assist funding the Corporation's working capital requirements during the first quarter of 1996.

     The Corporation's interest payments were approximately $2.6 million in 1996 and $2.7 million in 1995 for the three months ended March 31.

4.   Income Taxes

     The Corporation's effective income tax rate for the first three months was 34.2% in 1996 and 35.1% in 1995. The effective rate for the first quarter of 1996 was lower than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. Consequently, the Corporation's effective tax rate reflects the effect of state income taxes which has been more than offset by the favorable impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, foreign subsidiaries' operating earnings, and equity earnings in nonconsolidated investments.

     Currently, the results of operations of the Corporation are included in a consolidated federal income tax return with Lockheed Martin. For years ended prior to January 1, 1995, the Corporation's results of operations were included in a consolidated federal income tax return with Martin Marietta. Income taxes allocable to the operations of the Corporation are calculated as if it had filed separate income tax returns for the periods presented herein.

     The Corporation's income tax payments were approximately $1.9 million in 1996 and $0.3 million in 1995, for the three months ended March 31.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.    Contingencies

      In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

6.    Other Matters

      The Corporation adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121") as of January 1, 1996. The pronouncement requires that certain long-lived assets be reviewed for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition be reported at the lower of the carrying amount or fair value less any selling costs. The impact of the adoption of this pronouncement did not have a material effect on the Corporation's consolidated financial position or on its results of operations.

      In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Omnibus Securities Award Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                  First Quarter Ended March 31, 1996 and 1995


OVERVIEW    Martin Marietta Materials, Inc. (the "Corporation") reports operations in two industry reporting segments, aggregates and magnesia-based products. The Corporation is the United States' second largest producer of aggregates used for the construction of highways and other infrastructure projects and for commercial and residential construction. The Corporation's Aggregates division processes or ships aggregates, primarily crushed stone, from a network of approximately 200 quarries and distribution facilities in 19 states in the southeastern, midwestern and central regions of the United States and in the Bahamas and Canada. The Corporation also manufactures and markets magnesia-based products, including heat-resistant refractory products for the steel industry and magnesia-based chemical products for industrial, agricultural and environmental uses, including wastewater treatment and acid neutralization.

The Corporation continued in excellent overall financial condition during the first quarter of 1996 and maintains adequate capital resources to operate, compete and grow in an increasingly challenging competitive environment. Net earnings for the first quarter of 1996 were $4.3 million, or $0.09 per share, a significant decrease from 1995 first quarter earnings of $8.2 million, or $0.18 per share, primarily as a result of severe adverse weather conditions during the quarter. The Corporation repaid the $100 million principal amount of its 8-1/2% Notes which were redeemed by the holders on March 1, 1996. The Corporation's ratio of debt to total capitalization at March 31, 1996, was 26%, down from 35% reported at December 31, 1995.

The Corporation entered into an agreement, effective March 31, 1996, to sell certain former Dravo operations in the Pittsburgh area. The costs and expenses associated with the divestiture of these operations were provided for in the first quarter of 1995 in connection with the Dravo Basic Materials acquisition which was accounted for under the purchase method of accounting. Consequently, the divestiture of these operations, which transaction closed on April 4, 1996, had no impact on the Corporation's financial position or on its results of operations.

Management is aware that, in the wake of Lockheed Martin's acquisition of the Loral Corporation, Lockheed Martin has stated that it is reviewing certain non-strategic businesses and other assets, including its 81% ownership of the Corporation's common stock, with respect to possible divestiture. However, as of the date of this filing, management is not aware of any final decision that has been made by Lockheed Martin in connection with its continued ownership of the Corporation's common stock.

RESULTS OF OPERATIONS Net sales for the quarter were $136.5 million, a 5% increase over 1995 first quarter sales of $129.9 million. Earnings from operations were $8.6 million in the first three months of 1996 compared with $14.5 million in the first three months of 1995. Consolidated net earnings for the quarter were $4.3 million, or $0.09 per share, a decrease of $3.9 million from 1995 first quarter earnings of $8.2 million, or $0.18 per share.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1996 and 1995


RESULTS OF OPERATIONS (continued) Sales for the Aggregates division increased 6% to $103.6 million for the first quarter, compared with the year-earlier period. This increase in sales reflects an approximate 4% increase in shipments and a slight increase in the division's average net selling price, when compared to the same period in 1995. The division's operating profits of $5.6 million dropped significantly in the first quarter of 1996 compared with the same period in 1995. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity levels, most of which occurs typically in the spring, summer, and early fall. Consequently, severe winter weather conditions within most of the markets served by the division during the first quarter of 1996 contributed to lower production levels and higher costs. Management believes that the Corporation's annual production and shipments, excluding acquisitions, will see some improvement for the full year 1996, compared to the prior year.

The Magnesia Specialties division had three-month 1996 sales of approximately $32.9 million, an increase of approximately 3% in the first three months of 1996 over 1995. Even though shipments of refractory products were down slightly from the year-earlier period, overall prices were up in the quarter. While a softening in pricing pressure occurred in the first quarter because of a more favorable customer and product mix, management expects that price weaknesses will continue in this sector for the foreseeable future due to market limitations. Chemical product sales for the quarter were above the prior year's first quarter sales, primarily as a result of strong sales of industrial products and magnesium hydroxide. Sales of lime, used in the steel industry's basis oxygen furnaces, continued to strengthen into the first quarter. Compared to the year-earlier period, the division's operating earnings increased 8% to $3.0 million.

The labor union contract which covers the employees at the Magnesia Specialties operation at Woodville, Ohio, expires in June 1996. There are pending negotiations in connection with this union agreement. The Corporation's management considers its relations with its employees to be good and believes that it will be successful in negotiating a new labor contract; however, there can be no assurance that a successor agreement will be reached or that a work stoppage will not occur.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)

                  First Quarter Ended March 31, 1996 and 1995

RESULTS OF OPERATIONS (continued) The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions. In each case the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be:

                                                  Three Months Ended
                                                       March 31,
                                     ----------------------------------------------
                                                (Dollars in Thousands)
                                            1996                     1995
                                    ---------------------    ----------------------
                                                  % of                     % of
                                     Amount     Net Sales     Amount     Net Sales
 Net sales:
  Aggregates                        $103,642      100.0      $ 97,849      100.0
  Magnesia Specialties                32,905      100.0        32,093      100.0
                                    --------      -----      --------      -----
        Total                        136,547      100.0      $129,942      100.0

 Gross profit:
  Aggregates                          16,040       15.5      $ 21,051       21.5
  Magnesia Specialties                 7,765       23.6         8,022       25.0
                                    --------      -----      --------      -----
        Total                         23,805       17.4      $ 29,073       22.4

 Selling, general & administrative
 expense:
  Aggregates                          10,456       10.1      $  9,314        9.5
  Magnesia Specialties                 4,280       13.0         4,790       14.9
                                    --------      -----      --------      -----
        Total                         14,736       10.8      $ 14,104       10.9

 Earnings from operations:
  Aggregates                        $  5,584        5.4      $ 11,737       12.0
  Magnesia Specialties                 3,010        9.1         2,787        8.7
                                    --------      -----      --------      -----
        Total                          8,594        6.3      $ 14,524       11.2

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1996 and 1995

RESULTS OF OPERATIONS (continued) Other income and expenses, net, for the quarter ended March 31, were $1.2 million in income in 1996 and $0.3 million in income in 1995. In addition to several offsetting amounts, the 1996 amount included $1.1 million of interest income principally from amounts on loan to Lockheed Martin during the quarter and $0.4 million of equity losses from the Corporation's investment in an Iowa-based operation. The 1995 amount included only $0.6 million of interest income during the first quarter of 1995 and $0.9 million of equity losses from the Iowa-based investment.

Interest expense was approximately $1.1 million, or 50%, higher in the first three months of 1996 over 1995. The increase in 1996 resulted from the net effect of the additional long-term borrowings by the Corporation in December 1995, when the Corporation publicly offered and sold its $125-million 7% Debentures, offset by the reductions of long-term debt during the quarter caused by the repayment of the 8-1/2% Notes on March 1, 1996, and the reduced amounts outstanding during the quarter that were due to Lockheed Martin under the credit agreement.

The Corporation's estimated effective tax rate for the first three months was 34.2% in 1996 and 35.1% in 1995. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES    Net cash flow provided by operating
activities during the first quarter of 1996 was $6.3 million compared with net cash provided by operations of $17.3 million in the comparable period of 1995. The cash flow for both 1995 and 1996 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital increases. Working capital increases during the first quarter of 1996 were primarily the result of increases in inventory and accounts receivable balances, as well as decreases in trade accounts payable. Working capital demand increased in the first quarter of 1995 principally because of increases in inventory and accounts receivable balances as a result of growth in aggregates demand and a build-up of magnesia-based product quantities, both of which were offset by increased balances in trade accounts payable, accrued income taxes and accrued expenses in connection with the Dravo transaction. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1995 net cash provided by operating activities was $128.6 million, compared with $17.3 million provided by operations in the first quarter of 1995.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1996 and 1995

LIQUIDITY AND CAPITAL RESOURCES (continued) First quarter capital expenditures exclusive of acquisitions were $11.3 million in 1996 and $15.5 million in 1995. Capital expenditures are expected to be approximately $82 million for 1996, exclusive of acquisitions. Comparable capital expenditures were $72 million in 1995.

The Corporation relies, for its liquidity requirements, on internally generated funds, access to capital markets, and funds provided under a cash management agreement and credit agreement, each with a subsidiary of Lockheed Martin. Prospectively, the Corporation may borrow from third-party lenders or through its access to capital markets. With respect to the Corporation's ability to access the public market, it has an effective shelf registration on file with the Securities and Exchange Commission for the offering of up to $175 million of debt securities, which may be issued from time to time. Its ability to borrow or issue debt securities is dependent, among other things, upon market conditions. As of March 31, 1996, $1.8 million was outstanding under the cash management agreement and approximately $17.0 million was outstanding under the terms of the credit agreement. The proceeds from these borrowings were used primarily to help finance the repayment of the 8-1/2% Notes and to assist funding the Corporation's working capital requirements. The approximately $87 million of the Corporation's funds, that were invested with Lockheed Martin under the terms of the cash management agreement at year-end 1995, were also used for the repayment of the 8-1/2% Notes.

The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations of the Board of Directors for use in connection with the Corporation's Omnibus Securities Award Plan and general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, there have been 68,200 shares repurchased by the Corporation under these authorizations.

Based on prior performance and current expectations, the Corporation's management believes cash flows from internally generated funds and access to capital markets will permit the Corporation to continue to fund the operations of existing businesses, cover debt service requirements, and allow for the payment of dividends in 1996. The Corporation may be required to obtain additional financing in order to fund strategic acquisitions if any such opportunities arise. The Corporation's 8-1/2% Notes matured on March 1, 1996, and were paid in full upon redemption by their holders. During the period these Notes were outstanding, Lockheed Martin reimbursed the Corporation for the portion of interest paid by the Corporation in excess of 5%.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 2, 1996, the shareholders of Martin Marietta Materials, Inc.:

(a) Elected Richard G. Adamson, Marcus C. Bennett, Bobby F. Leonard, Frank H. Menaker, Jr., James M. Reed, William B. Sansom and Stephen P. Zelnak, Jr. to the Board of Directors of the Corporation to terms expiring at the 1997 Annual Meeting of Shareholders. The following table sets forth the votes for each director.


                             Votes Cast For  Abstained
                             --------------  ---------
     Richard G. Adamson          43,396,258     40,758
     Marcus C. Bennett           43,396,368     40,648
     Bobby F. Leonard            43,396,268     40,748
     Frank H. Menaker, Jr.       43,396,368     40,648
     James M. Reed               43,396,358     40,658
     William B. Sansom           43,396,227     40,789
     Stephen P. Zelnak, Jr.      43,396,368     40,648


(b) Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 1996. The voting results for this ratification were 43,432,721 -- For; 620 -- Against; and 3,675 -- Abstained.

Item 5. Other Information.

On May 3, 1996, the Corporation's announced that the Board of Directors of Martin Marietta Materials, Inc., declared a regular quarterly cash dividend on the Corporation's Common Stock of $0.11 a share, payable to shareholders of record at the close of business on May 31, 1996.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

                          PART II - OTHER INFORMATION
                                  (Continued)

Item 6.   Exhibits and Reports on Form 8-K.

               None





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MARTIN MARIETTA MATERIALS, INC.
                                                     (Registrant)







Date:  May 14, 1996                          By:       /s/ Janice K. Henry
                                                -------------------------------
                                                Janice K. Henry
                                                Vice President, Chief Financial
                                                Officer and Treasurer

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

                                 EXHIBIT INDEX




      Exhibit No.  Document                                          Page
      -----------  ------------------------------------------------  ----

        11.01      Martin Marietta Materials, Inc. and Consolidated    17
                   Subsidiaries Computation of Earnings Per Share
                   for the Three Months Ended March 31, 1995 and
                   1996


        12.01      Martin Marietta Materials, Inc. and Consolidated    18
                   Subsidiaries Computation of Ratio of Earnings
                   to Fixed Charges for the Three Months Ended
                   March 31, 1996

        27         Financial Data Schedule (for SEC use only)