Form 10-Q
period 1996-06-30
MARTIN MARIETTA MATERIALS INC
filed 1996-08-13
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996

Commission File Number  1-12744


                        MARTIN MARIETTA MATERIALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          North Carolina                                         56-1848578
- --------------------------------------------------       ---------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer Identification Number)
       incorporation or organization)

        2710 Wycliff Road, Raleigh, NC                                  27607-3033
- --------------------------------------------------      ------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                  919-781-4550
                                                        ------------------------------------------


Former name:                   None
            --------------------------------------------------------
                   Former name, former address and former fiscal year,
                      if changes since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X          No
                                     ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Class                 Outstanding as of July 31, 1996
- -------------------------------  -------------------------------

           Common Stock, $.01 par value                       46,079,300

                         Exhibit Index is on Page 24

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996


                                     INDEX





                                                                          Page
                                                                          ----
Part I.Financial Information:

      Item 1.    Financial Statements.

                 Condensed Consolidated Balance Sheets -
                  June 30, 1996 and December 31, 1995                       3

                 Condensed Consolidated Statements of
                  Earnings Three Months and Six Months
                  Ended June 30, 1996 and 1995                              4

                 Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                   5

                 Notes to Condensed Consolidated Financial Statements       6

      Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      9


Part II.Other Information:

      Item 1.    Legal Proceedings.                                        21

      Item 4.    Submission of Matters to a Vote of Security Holders.      21

      Item 5.    Other Information.                                        21

      Item 6.    Exhibits and Reports on Form 8-K.                         22

Signatures                                                                 23

Exhibit Index                                                              24

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          June 30,  December 31,
                                                             1996       1995
                                                        -----------  ------------
                                                        (Dollars in Thousands)
ASSETS
Current assets:
 Accounts receivable, net                               $ 132,382     $  94,759
 Affiliates receivable                                      7,472        89,712
 Inventories, net                                         114,785       113,402
 Deferred income tax benefit                               12,586        12,622
 Other current assets                                       3,835         3,860
                                                        ---------     ---------
        Total Current Assets                              271,060       314,355
                                                        ---------     ---------

Property, plant and equipment                             942,223       919,862
Allowances for depreciation, depletion and
 amortization                                            (548,515)     (527,639)
                                                        ---------     ---------
Net property, plant and equipment                         393,708       392,223

Other noncurrent assets                                    21,388        18,248
Noncurrent affiliates receivable                               --         3,333
Cost in excess of net assets acquired                      37,656        37,245
Other intangibles                                          22,556        23,967
                                                        ---------     ---------

        Total Assets                                    $ 746,368     $ 789,371
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Book overdraft                                         $   4,552     $   2,927
 Accounts payable                                          28,717        26,211
 Affiliates payable                                        29,307         6,822
 Accrued salaries, benefits and payroll taxes              15,831        15,426
 Accrued insurance and other taxes                          9,211         5,551
 Income taxes                                              10,952         2,192
 Current maturities of long-term debt                         792       103,740
 Other current liabilities                                  6,459        10,467
                                                        ---------     ---------
        Total Current Liabilities                         105,821       173,336

Long-term debt                                            124,871       124,986
Pension, postretirement, and postemployment benefits       50,490        47,483
Other noncurrent liabilities                                8,720         9,415
Noncurrent deferred income taxes                           11,914        10,606
                                                        ---------     ---------
        Total Liabilities                                 301,816       365,826
                                                        ---------     ---------
Shareholders' equity:
 Common stock, par value $.01 per share                       461           461
 Additional paid-in capital                               331,303       331,303
 Retained earnings                                        112,788        91,781
                                                        ---------     ---------
           Total Shareholders' Equity                     444,552       423,545
                                                        ---------     ---------

           Total Liabilities and
                    Shareholders' Equity                $ 746,368     $ 789,371
                                                        =========     =========


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS




                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                             ------------------------    ------------------------
                                                   1996          1995         1996           1995
                                                   ----          ----         ----           ----
                                                 (Dollars in Thousands, Except Per Share Data)
Net sales                                    $  200,438    $  175,914    $  336,985    $  305,856
Cost of sales                                   145,108       129,664       257,850       230,533
                                             ----------    ----------    ----------    ----------
       Gross Profit                              55,330        46,250        79,135        75,323

Selling, general & administrative expense        14,997        14,710        29,733        28,814
Research and development                            477           448           952           893
                                             ----------    ----------    ----------    ----------
       Earnings from Operations                  39,856        31,092        48,450        45,616

Interest expense                                 (2,522)       (2,382)       (5,696)       (4,494)
Other income and expenses, net                    3,192         2,312         4,362         2,575
                                             ----------    ----------    ----------    ----------

      Earnings before Taxes on Income            40,526        31,022        47,116        43,697
Taxes on income                                  13,719        11,065        15,972        15,511
                                             ----------    ----------    ----------    ----------

      Net Earnings                           $   26,807    $   19,957    $   31,144    $   28,186
                                             ==========    ==========    ==========    ==========

Net earnings per share                       $     0.58    $     0.43    $     0.68    $     0.61
                                             ==========    ==========    ==========    ==========

Average number of shares outstanding         46,079,300    46,079,300    46,079,300    46,079,300
                                             ==========    ==========    ==========    ==========





See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                              1996         1995
                                                              ----         ----
                                                       (Dollars in Thousands)
Operating activities:
Net earnings                                             $  31,144     $ 28,186

Adjustments to reconcile earnings to cash
provided by operating activities:
 Depreciation, depletion and amortization                   30,000       27,037
 Other items, net                                           (1,380)      (1,389)
Changes in operating assets and liabilities:
 Accounts receivable                                       (37,623)     (20,137)
 Affiliates receivable                                      (1,809)       2,127
 Inventories                                                (1,458)     (24,716)
 Accounts payable                                              512        5,831
 Other assets and liabilities, net                           7,413       20,638
                                                         ---------      -------

Net cash provided by operating activities                   26,799       37,577
                                                         ---------      -------

Investing activities:
Additions to property, plant and equipment                 (33,432)     (34,053)
Acquisitions, net                                               --     (142,861)
Transactions with Lockheed Martin Corporation               87,383       31,813
Note receivable from Lockheed Martin Corporation                --       53,000
Other investing activities, net                              6,346        2,563
                                                         ---------      -------

Net cash provided by (used for) investing activities        60,297      (89,538)
                                                         ---------      -------

Financing activities:
Repayments and extinguishments of long-term debt, net     (103,064)      (1,564)
Dividends                                                  (10,137)     (10,137)
Loan payable to Lockheed Martin Corporation                 24,480       62,681
                                                         ---------      -------
Net cash (used for) provided by financing activities       (88,721)      50,980
                                                         ---------      -------

 Net decrease in cash                                       (1,625)        (981)
 Book overdraft, beginning of period                        (2,927)      (2,218)
                                                         ---------      -------

 Book overdraft, end of period                           $  (4,552)     $(3,199)
                                                         =========      =======


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 27, 1996. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

      The Corporation is a subsidiary of Lockheed Martin Corporation ("Lockheed Martin") which was formed as a result of a business combination in March 1995 between the Martin Marietta Corporation ("Martin Marietta") and the Lockheed Corporation. Lockheed Martin, directly and indirectly through a subsidiary, currently owns approximately 81% of the Corporation's outstanding Common Stock. However, Lockheed Martin has stated its intention to dispose of its ownership of the Corporation's Common Stock in the latter half of 1996 by means of a split-off. The split-off proposed by Lockheed Martin would be accomplished through an exchange offering whereby Lockheed Martin stockholders will be given an opportunity to exchange some or all of their shares of Lockheed Martin common stock for a certain number of shares of the Corporation's Common Stock (the "Exchange Offer") held by Lockheed Martin. For a more detailed discussion of this transaction, see the "Overview" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9. For purposes of these financial statements and the related notes thereto, all references to Lockheed Martin are meant to include Martin Marietta Corporation and its consolidated subsidiaries, except where otherwise specified.

2. Inventories:

                                          June 30,   December 31,
                                           1996         1995
                                        -----------  -----------

                                        (Dollars in Thousands)
  Finished products                        $ 88,390     $ 86,086
  Product in process and raw materials       13,591       15,427
  Supplies and expendable parts              19,980       19,259
                                           --------     --------
                                            121,961      120,772
  Less allowances                            (7,176)      (7,370)
                                           --------     --------

  Total                                    $114,785     $113,402
                                           ========     ========

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.   Long-Term Debt:

                                               June 30,           December 31,
                                                 1996                1995
                                               -------            -----------
                                                (Dollars in Thousands)
     7% Debentures, due 2025                    $124,181          $124,177
     8-1/2% Notes, due 1996                           --           100,000
     Acquisition notes, interest rates
      ranging from 6% to 10%                         695             3,675
     Other notes                                     787               874
                                                --------          --------
                                                 125,663           228,726
     Less current maturities                        (792)         (103,740)
                                                --------          --------

     Total                                      $124,871          $124,986
                                                ========          ========


      The 8-1/2% Notes were redeemed by the holders upon their maturity on March 1, 1996. During the period these Notes were outstanding, Lockheed Martin reimbursed the Corporation for the portion of the interest in excess of 5% per annum.

      In addition to the above stated long-term debt, as of June 30, 1996, the Corporation had borrowed, from a subsidiary of Lockheed Martin, $23 million under the terms of a credit agreement and $1.5 million under the terms of a cash management agreement. For financial reporting purposes, these amounts are classified with affiliates payable in the accompanying financial statements. The proceeds of these borrowings were used primarily to help finance the repayment of the 8-1/2 % Notes and to assist funding the Corporation's working capital requirements during the first half of 1996. As of August 1, 1996, $12 million was outstanding under the terms of these agreements.

      The Corporation's interest payments were approximately $7.3 million in 1996 and $3.7 million in 1995 for the six months ended June 30.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


4.   Income Taxes

      The Corporation's effective income tax rate for the first six months was 33.9% in 1996 and 35.5% in 1995. The effective rate for the first half of 1996 was lower than the current federal corporate income tax rate of 35%, due to the effect of several partially offsetting factors. The Corporation's year-to-date 1996 effective tax rate reflects the effect of state income taxes which has been more than offset by the favorable impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, foreign subsidiaries' operating earnings, and equity earnings in nonconsolidated investments.

      Currently, the results of operations of the Corporation are included in a consolidated federal income tax return with Lockheed Martin. However, assuming consummation of the split-off from Lockheed Martin, as discussed in Note 1 and in the "Overview" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9, the Corporation will file consolidated federal income tax returns independently from Lockheed Martin following the consummation date of the split-off. For years ended prior to January 1, 1995, the Corporation's results of operations were included in a consolidated federal income tax return with Martin Marietta Corporation. Income taxes allocable to the operations of the Corporation are calculated as if it had filed separate income tax returns for the periods presented herein.

      The Corporation's income tax payments were approximately $4.6 million in 1996 and $7.7 million in 1995, for the six months ended June 30.

5.   Contingencies

      In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

6.   Other Matters

      In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Omnibus Securities Award Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of August 1, 1996, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q
                     For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     Second Quarter and Six Months Ended June 30, 1996 and 1995

     The following discussion and analysis presents management's assessment of Materials' business environment, factors affecting the results of operations, liquidity and capital resources as of and for the second quarter ended June 30, 1996. This information should be read in conjunction with the Corporation's condensed consolidated financial statements and related notes thereto on pages 3 through 8.

OVERVIEW

     Materials achieved record quarterly sales and earnings, including earnings from operations, for the quarter ended June 30, 1996, principally through continued pricing and profitability improvements, coupled with the positive impact of its previous acquisition activities. Financial results for the first half of 1996 yielded earnings from operations of $48.5 million. These operating earnings were up $2.8 million from the year-earlier period on net sales of $337.0 million. Comparatively, earnings from operations for the first six months of 1995 were $45.6 million on net sales of $305.9 million. The Corporation's net earnings for the six-month period ended June 30, 1996, of $31.1 million, or $0.68 a share, represent an increase of 10% over net earnings for the first six months of 1995 of $28.2 million, or $0.61 a share.

     On July 26, 1996, the Corporation filed a registration statement with the Securities and Exchange Commission in connection with Lockheed Martin's intention to distribute all of its shares of the Corporation's Common Stock to its own stockholders by offering to exchange shares of the Corporation's Common Stock for each share of Lockheed Martin common stock tendered, subject to certain conditions (the "Exchange Offer"). If Lockheed Martin completes the Exchange Offer and if a sufficient number of shares of Lockheed Martin common stock are not exchanged for the Corporation's Common Stock such that Lockheed Martin continues to own shares of the Corporation's Common Stock, Lockheed Martin has announced that it will "spin-off" as soon as practicable the remaining shares of the Corporation's Common Stock it owns as a pro rata distribution to the holders of Lockheed Martin common stock remaining after consummation of the Exchange Offer ( the "Spin-Off" and, together with the Exchange Offer, the "Transaction").

     As a result of the Transaction, all of Lockheed Martin's approximately 81% interest in the Corporation's Common Stock will be exchanged with Lockheed Martin stockholders who participate in the Exchange Offer or, if applicable, distributed to the Lockheed Martin stockholders in the Spin-Off. Neither consummation of the Exchange Offer nor effectuation of the Spin-Off will impact the Corporation's financial position or its results of operations as of the consummation date of the

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


Transaction and for the period then ended. For additional discussion in connection with the Transaction, see "Other Matters" on page 19.

     Materials continues to maintain a level of capital resources which management believes is adequate to operate, compete and grow in an increasingly challenging and competitive environment. At June 30, 1996, total shareholders' equity reached $444.6 million, and the Corporation's ratio of debt to total capitalization was 25%, compared with a debt-to-capitalization ratio of 35% at year-end 1995. Total debt at year-end reflected a temporary increase in long-term debt associated with the December 1995 sale of the Corporation's $125 million 7% Debentures. The proceeds from the sale of these Debentures were used ultimately to repay the $100 million aggregate principal amount of the Corporation's 8 1/2% Notes upon their maturity on March 1, 1996.

     The management of Materials continues to remain committed to achieving its current and long-term strategic and financial goals, which include a plan for disciplined growth through acquisitions in the Corporation's core businesses and an ongoing program for development of new aggregates quarry locations, known as greensiting.

BUSINESS ENVIRONMENT

     Materials conducts its operations through two divisions: Aggregates and Magnesia Specialties. The Aggregates division is the second largest producer of construction aggregates in the United States, based on tons shipped, and its products are used primarily for construction of highways and other infrastructure projects and in commercial and residential construction. The Magnesia Specialties division sells a majority of its products to customers in the steel industry, and also serves customers in other industrial, agricultural and environmental markets.

     The Corporation's aggregates business is characterized by a high level of dependence upon private and public sector construction spending and a sensitivity to national, as well as regional and local, economic cycles. Historically, these characteristics have made the construction aggregates industry highly cyclical. In addition, the aggregates business is seasonal, due primarily to the effect of weather conditions on construction activity in the markets served.

     The public sector portion of construction spending levels, which accounts for approximately one-half of the division's annual shipments, has been historically more stable than the levels of construction spending for the commercial and residential portions. Consequently, management believes that the division's broad mix of public sector construction activity and its emphasis on infrastructure-related projects lessen somewhat the Corporation's exposure to fluctuations in commercial and residential spending levels. Over time, these spending levels have been sensitive primarily to the effects of changes in regional and local economics, as well as to fluctuations in interest rates.

     The current federal highway program expires September 30, 1997. However, management expects a new federal program will be enacted without interruption, with construction spending to continue at levels comparable with current spending levels. In addition, it is expected that

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


construction spending associated with the state- and local-level highway programs in markets in which the Corporation does business will continue at levels comparable to current spending levels. If construction spending reductions occur in state- and local-level highway programs, or if, as part of the federal budget deliberations, construction spending reductions occur in the current or a successor federal highway program, the division's operations could be adversely affected, if such reductions occur within the division's respective markets. However, it should be noted that the Highway Trust Fund and a significant portion of the state and local highway programs within the Corporation's markets are funded from sources such as dedicated portions of gasoline tax revenues, which management believes should not be adversely affected by federal and state-level budget reductions. In fact, current federal legislation is pending that would transfer 4.3 cents per gallon of a non-dedicated portion of the federal gasoline tax -- funds that are now channeled to the general treasury for use in reducing the federal budget deficit -- to the Highway Trust Fund. While this proposed legislation is receiving bipartisan support currently, there is no assurance that passage of the legislation will be successful.

     Against the backdrop of what is described by some economists as a soft takeoff in economic and construction activity in the current year following a soft landing back in 1995, a modest increase in the total value of construction awards is expected for the full year 1996. While the increase in 1996 construction awards is expected to be concentrated in commercial income and residential construction properties, the level of public works construction awards is expected to be flat through 1996.

     Because of the concentration of the Aggregates division's operations in the southeastern, midwestern and central regions of the country, the division's and, consequently, the Corporation's operating performance is dependent on the strength of these specific regional economies. Therefore, the division's performance could be adversely affected by the future economic conditions of these regions.

     In connection with the Aggregates division's geographic expansion strategy, the Corporation has made strategic acquisitions that not only widened its geographic exposure but also added significant distribution flexibility.
In this regard, the division now has significant water transportation distribution capabilities in addition to truck and rail. The acquisition of the Dravo construction aggregates business in 1995 complemented the division's operations by adding operating facilities, including barges and distribution yards, along the Ohio and Mississippi River systems, as well as on the Gulf of Mexico and the Southeastern Atlantic coast. New quarry and mineral reserve locations resulting from the acquisition of the former Dravo operations in the Bahamas and from a separate acquisition in Nova Scotia have added important markets outside the United States in Canada, the Caribbean islands and South America. These quarries add significant long-term mineral reserve capacity that position the Corporation to be able to compete for construction aggregate and chemical stone business along the east coast and near major Eastern metropolitan markets which are accessible by water transportation.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995



     Finally, it should be noted that with respect to the seasonal nature of the aggregates business, levels of construction activity in the division's markets are affected significantly by regional weather conditions.
Accordingly, production and shipment levels coincide with general construction activity levels, most of which occur in the division's markets typically during the spring, summer and fall seasons.

     The Aggregates division achieved record quarterly production and shipment levels during the period ended June 30, 1996, reflecting the benefits of the Corporation's growth strategy. Net volume increased by 12%, with growth experienced in each of the division's operating regions despite continued adverse weather conditions in the northern sections of the country during most of the quarter. Consistent with prior periods and the previous year, construction for infrastructure programs accounted for approximately one-half of the division's sales thus far in 1996. Currently, management believes that the Corporation will see improvement in the division's annual production and shipment levels for the full year 1996, compared with the prior year, without taking into account any acquisitions the Corporation may consummate during the balance of the year. In the longer term, the Aggregates division's business and financial results will continue to follow the national, as well as regional and local, general economic trends. At this time, some industry analysts are predicting an economic downturn beginning in the 1998 or 1999 time period. If this downturn occurs, the pattern for total construction activity over the economic cycle beginning in 1998 would represent a sharp change from those cycles of previous periods in the early 1990s.

     The Aggregates division's raw material reserves are sufficient to permit production at present operating levels for the foreseeable future. Based upon 1995 annual shipment levels, the Corporation's raw material reserves exceed 50 years of production activity.

     The Magnesia Specialties division's products, which include refractory and dolomitic lime, are used principally within the steel industry. Sales to the steel industry continue to account for approximately 74% of the Magnesia Specialties division's current period sales. Accordingly, the division's profitability is highly dependent on the manufacture of steel and its related marketplace. Prices of its refractory products are directly affected by current economic trends within the steel industry, which continues to experience price weaknesses. To mitigate this exposure, the management of Magnesia Specialties has taken steps to emphasize new product development and concentrate on additional products for use in environmental, agricultural and other industrial applications. As a result, the division's financial results have benefited from increased sales of its higher-margin chemical and lime products, coupled with successful cost reduction programs at its manufacturing facilities.

     The June 1995 strike at an operating facility in Manistee, Michigan, which adversely affected the division's earnings for 1995, was settled successfully and a new four-year agreement reached in early August 1995. During the current period, another labor union contract at a separate operating location in Woodville, Ohio, was renegotiated successfully without work interruption.

     The Corporation is involved in various environmental and reclamation matters. Among the variables that management must assess in evaluating costs associated with these issues are evolving

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


environmental regulatory standards. The nature of these matters makes it difficult to estimate the timing and amount of any costs that may be necessary for future remedial measures. The Corporation incurs certain environmental-related costs in connection with its operations, including land reclamation costs, pollution control facility operating and maintenance costs, and environmental program compliance and monitoring costs. For financial reporting purposes, the Corporation treats these costs as normal ongoing operating expenses of its businesses and records them as costs of sales in the period in which they are incurred.

     The Corporation records appropriate financial statement accruals for environmental matters in the period in which liability is established and the appropriate amount can be estimated reasonably. The Corporation currently has no material provisions for estimated costs in connection with environmental-related expenditures, because it is impossible to quantify with certainty the potential impact of all actions regarding environmental matters, particularly the extent and cost of future remediation and other compliance efforts. However, in the opinion of management, it is unlikely that any additional liability the Corporation may incur for known environmental issues or that compliance with present environmental protection laws would have a material adverse effect on the Corporation's consolidated financial position or on its results of operations.

BUSINESS COMBINATION WITH DRAVO

     In January 1995, Materials purchased substantially all of the assets of the construction aggregates business of Dravo for an acquisition price of approximately $121 million in cash plus certain assumed liabilities. In addition, the Company recorded a provision of approximately $7 million for estimated costs to consummate the transaction and integrate the operations.
The acquisition was accounted for under the purchase method of accounting, wherein approximately $7 million in goodwill was recognized by the Corporation after recording approximately $8 million in other intangibles (representing the estimated fair market value of certain assets) and other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. As of June 30, 1996, approximately $6.7 million (of the $7 million of costs originally estimated to consummate the transaction and integrate the operations) has been expended and charged against the liability. Management expects the balance of the estimated costs will be incurred during the remainder of 1996. Goodwill and other intangibles are being amortized over 20-year periods.

RESULTS OF OPERATIONS

     Net sales for the quarter were $200.4 million, a 14% increase over 1995 second quarter sales of $175.9 million. Net sales for the first six months of 1996 were $337.0 million, an increase of 10% over net sales for the year-earlier period of $305.9 million. Earnings from operations were up $8.8 million, or 28%, to $39.9 million for the second quarter of 1996 over the same period in 1995, with earnings from operations up $2.8 million, to $48.5 million for the first six months of 1996, compared with the first six months of 1995. Consolidated net earnings for the quarter increased 34% to $26.8 million, or $0.58 per share, from 1995 second quarter net earnings of $20.0 million, or $0.43 per share. For the six-month period ended June 30, 1996, consolidated net earnings were $31.1 million,

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


or $0.68 per share. This represents an increase of 10% over net earnings for the first six months of 1995 of $28.2 million, or $0.61 per share.

     Sales for the Aggregates division increased 15% to $167.7 million for the second quarter, compared with the year-earlier period. The division's sales increased 11% to $271.3 million for the first six months of 1996, compared with the first six months of 1995. This increase in sales reflects record year-to-date aggregates shipments of 46 million tons and an increase in the division's average net selling price, when compared to the same period in 1995. The division's second quarter operating profits were $37.6 million, an increase of 23% over operating profits for the year-earlier period of $30.6 million. The division's operating profits for the first six months of 1996 increased slightly to $43.2 million from $42.4 million for the first six months of 1995, reflecting the lingering effect of adverse weather conditions within most of the markets served by the division during most of the first quarter of 1996. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on the level of construction activity, the most of which occurs typically in the spring, summer, and early fall. The severe winter weather conditions experienced during the first quarter of 1996 contributed to overall higher production costs during the first six months of the year. Management continues to believe that the Corporation's annual production and shipments, excluding any acquisition activities, will see some improvement for the full year ending December 31, 1996, compared with the prior year.

     The Magnesia Specialties division had second quarter 1996 sales of $32.8 million, an increase of 10% over the second quarter of 1995, and had six month 1996 sales of $65.7 million, an increase of 6% in the first six months of 1996 over 1995. Even though shipments of refractory products for the first six months of 1996 were relatively flat when compared with the year-earlier period, overall prices were up somewhat. Because of a more favorable customer and product sales mix during the first half of the year, the division realized a softening of pricing pressures during the period. However, the division's management continues to expect price weaknesses in this sector for the foreseeable future due to the fixed market limitations inherent within the steel industry. Chemical product sales for the first half of 1996 were above those for the comparable period in 1995, principally due to strong industrial products and magnesium hydroxide sales. Additionally, sales of the division's lime products, used in the steel industry's basic oxygen furnaces, continued to strengthen through the first half of the year.

     Compared to the year-earlier period, the division's earnings from operations for the first six months of 1996 increased to $5.3 million from $3.2 million in 1995. While the division's lower operating earnings for the first half of 1995 principally reflected the effect of costs incurred during a 1995 labor strike, the improvement in the operating margin for the first half of 1996 is attributable to the benefits realized by the division's efforts to build a more competitive operating cost structure, despite the somewhat negative impact of an explosion and resulting fire in an electrical substation at the division's Woodville, Ohio, lime plant.

     The labor union contract covering the employees at the Magnesia Specialties lime operation at Woodville, Ohio, expired in June 1996. A new labor union agreement was renegotiated successfully without work interruption.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995




The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and six months ended June 30, 1996 and 1995. In each case the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be:



                                                   Three Months Ended
                                                       June 30,
                                     ----------------------------------------------
                                                  (Dollars in Thousands)

                                             1996                      1995
                                     --------------------     ---------------------
                                                   % of                    % of
                                     Amount     Net Sales     Amount      Net Sales
                                     ------     ---------     ------      ---------
 Net sales:
  Aggregates                        $167,660     100.0        $146,013      100.0
  Magnesia Specialties                32,778     100.0          29,901      100.0
                                     -------     -----         -------      -----
 Total                              $200,438     100.0        $175,914      100.0

 Gross profit:
  Aggregates                         $48,359      28.8         $40,581       27.8
  Magnesia Specialties                 6,971      21.3           5,669       19.0
                                     -------     -----         -------      -----
 Total                               $55,330      27.6         $46,250       26.3

 Selling, general & administrative
 expense:
  Aggregates                         $10,784       6.4         $ 9,945        6.8
  Magnesia Specialties                 4,213      12.9           4,765       15.9
                                     -------     -----         -------      -----
 Total                               $14,997       7.5         $14,710        8.4

 Earnings from operations:
  Aggregates                         $37,576      22.4         $30,637       21.0
  Magnesia Specialties                 2,280       7.0             455        1.5
                                     -------     -----         -------      -----
    Total                            $39,856      19.9         $31,092       17.7

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995






                                                     Six Months Ended
                                                          June 30,
                                           -----------------------------------------
                                                   (Dollars in Thousands)

                                               1996                   1995
                                          --------------         ---------------
                                                      % of                  % of
                                          Amount   Net Sales     Amount    Net Sales
                                         -------   ---------     ------    ---------
      Net sales:
       Aggregates                        $271,302    100.0       $243,862    100.0
       Magnesia Specialties                65,683    100.0         61,994    100.0
                                         --------    -----       --------    -----
           Total                         $336,985    100.0       $305,856    100.0

      Gross profit:
       Aggregates                          64,399     23.7       $ 61,632    25.3
       Magnesia Specialties                14,736     22.4         13,691    22.1
                                         --------    -----       --------    -----
           Total                         $ 79,135     23.5       $ 75,323    24.6

      Selling, general & administrative
      expense:
       Aggregates                          21,240      7.8       $ 19,259     7.9
       Magnesia Specialties                 8,493     12.9          9,555    15.4
                                         --------    -----       --------    -----
           Total                         $ 29,733      8.8       $ 28,814     9.4

      Earnings from operations:
       Aggregates                        $ 43,160     15.9       $ 42,374    17.4
       Magnesia Specialties                 5,290      8.1          3,242     5.2
                                         --------    -----       --------    ----
           Total                         $ 48,450     14.4       $ 45,616    14.9


     Other income and expenses, net, for the six months ended June 30, were $4.4 million in income in 1996 and $2.6 million in income in 1995. In addition to several offsetting amounts, the 1996 amount included nonrecurring pretax gains of approximately $1.8 million associated with the selling of certain assets and a foreign investment along with approximately $1.1 million of interest income from affiliates loans. The 1995 amount also included a nonrecurring pretax gain of approximately $1.4 million related to certain asset dispositions in connection with one of the Corporation's equity investments and $0.6 million of interest income from loans to affiliates.

     Interest expense was approximately $1.2 million, or 27%, higher in the first six months of 1996 over 1995. The increase in 1996 resulted from the net effect of the additional long-term borrowings by the Corporation in December 1995, when the Corporation publicly offered and sold its

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


$125 million 7% Debentures, offset by the reduction of long-term debt during the period caused by the repayment of the 8 1/2% Notes on March 1, 1996, and the reduced amounts outstanding during the period that were due to Lockheed Martin under the credit agreement.

     The Corporation's estimated effective income tax rate for the first six months was 33.9% in 1996 and 35.5% in 1995. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's net working capital at June 30, 1996, was $165.2 million, which reflects an increase of $24.2 million over the year-end net working capital. Shareholders' equity reached $444.6 million as of the end of the second quarter of 1996, an increase of $21.0 million over total shareholders' equity at year-end 1995. The ratio of long-term debt to total capitalization was 25% at June 30, 1996, compared with 35% at year-end, which reflected the impact of the December 1995 sale of $125 million of long-term debentures. The primary use of the proceeds from the sale of these debentures was ultimately for the repayment of a portion of certain related party debt and the $100-million aggregate principal amount of the Corporation's 8 1/2% Notes. These notes matured on March 1, 1996, at which time they were paid in full upon redemption by their holders. Accordingly, the Corporation's debt-to-capitalization ratio dropped to 25% following repayment of the 8 1/2% Notes in March, an action which had a significant and favorable impact on the Corporation's capital structure. In addition to the above-stated debentures, as of June 30, 1996, $1.5 million was outstanding under the terms of a cash management agreement and $23 million was outstanding under the terms of a credit agreement, each with its majority shareholder, Lockheed Martin. As of August 1, 1996, $12 million was outstanding under the terms of these agreements.

     Net cash flow provided by operating activities during the first six months of 1996 was $26.8 million, compared with $37.6 million in the comparable period of 1995. The cash flow from operating activities for both 1995 and 1996 was principally from earnings, before deducting depreciation, depletion and amortization, offset by increased demand for working capital. Working capital increases during the first half of 1996 were principally due to an increase in accounts receivable balances due to timing and growth in aggregates demand, as well as more moderate increases in amounts due from affiliates and in certain inventory balances. The increased demand on working capital during the first half of 1995 was primarily the result of increases in inventory and accounts receivable balances, both of which were offset somewhat by increased trade accounts payable and other liabilities balances. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Accordingly, full year 1995 net cash provided by operating activities was $128.6 million, compared with the $37.6 million provided by operations in the first half of 1995.

     Capital expenditures, excluding acquisitions, for the first half of 1996 were $33.4 million, compared with $34.1 million for the same period in 1995. Capital expenditures are expected to be approximately $82 million for 1996, exclusive of acquisitions. Comparable capital expenditures, were $71.6 million in 1995, $47.0 million in 1994 and $45.9 million in 1993. Capital expenditures

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


for 1995 and 1996 include increased spending requirements for capital improvements and investments relating to the addition of the former Dravo businesses.

     The Corporation relies, for its liquidity requirements, upon internally generated funds, access to capital markets, and funds obtained under its cash management agreement and credit agreement, each with its majority shareholder, Lockheed Martin. Prospectively, management may choose to borrow from third-party lenders or through the Corporation's access to capital markets. The above-referenced credit agreement with Lockheed Martin, which includes a revolving credit provision that expires December 31, 1996, but may be extended by mutual consent of both parties, provides for borrowings of up to $55 million. Loans outstanding under the credit agreement bear interest at a published prime interest rate or at LIBOR plus a graduated rate.

     During the latter half of 1996, management expects to establish a revolving credit facility with a syndicate of banks to replace the current credit agreements with Lockheed Martin. It should be noted, however, that the Corporation has not determined the specific timing when, or method by which, it may establish and access such a banking credit facility. Further, while any such borrowings may be used initially to provide necessary working capital funds, it is anticipated that the Corporation will repay the funds borrowed under its credit agreement with Lockheed Martin with such bank borrowings. Additionally, management may choose further access to the public debt markets through the issuance of commercial paper or other debt securities. Again, it should be noted that the Corporation has not determined the method or methods by which it may further access the public market.

     With respect to the Corporation's ability to access the public market, it has an effective shelf registration on file with the Securities and Exchange Commission for the offering of up to $175 million of debt securities, which may be issued from time to time. The Corporation's ability to issue such debt securities at any time is dependent, among other things, upon market conditions. Additionally, limitations under the amended and restated credit agreement and certain other agreements in effect currently with Lockheed Martin may restrict the Corporation's ability to borrow funds from the public market and third-party lenders.

     Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1996. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard & Poor's and "A3" by Moody's. While Standard & Poor's continues to keep the Corporation's debt rating on CreditWatch -- an action that was taken in March 1996 as a result of its 81% ownership by Lockheed Martin -- Standard & Poor's announced in July that, upon consummation of the proposed Transaction by Lockheed Martin, the Corporation's "A" senior debt rating will be affirmed and removed from CreditWatch. In a related July press release following the announcement of the proposed split-off transaction, Moody's confirmed the Corporation's "A3" senior debt rating and expects the Corporation's financial position and debt protection measurements

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


to remain consistent with such rating. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

     As of August 1, 1996, the Board of Directors has approved regular quarterly dividends on the Corporation's Common Stock totalling $0.34 a share through the first three quarters of 1996. Dividends were authorized and paid at a rate of $0.11 a share in each of the first two quarters of the year, and in July the Board of Directors declared an increase in the Corporation's regular quarterly dividend to $0.12 a share for the third quarter of 1996. This third quarter dividend is payable September 30, 1996, to shareholders of record as of the close of business on August 30, 1996. The Corporation's amended and restated credit agreement with Lockheed Martin, in effect currently, contains certain covenants that may, in certain circumstances, restrict the Corporation's ability to pay dividends.

     The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in the Omnibus Securities Award Plan and for general corporate purposes. As of August 1, 1996, there have been 68,200 shares repurchased under these authorizations.

OTHER MATTERS

     In connection with the Transaction, the Corporation's Board of Directors has adopted a shareholder rights plan that will become effective, and certain terms of which will be established, upon consummation of the Transaction, at the discretion of the Executive Committee of the Board of Directors. The shareholder rights plan provides, among other things, that if any person or group of persons becomes the beneficial owner of 15% or more of the Corporation's Common Stock, all holders of rights issued pursuant to the plan (other than such person or group of persons and their affiliates, associates and transferees) will have the right to acquire shares of the Corporation's Common Stock at 50% of the then current market value.

     Also in connection with the Transaction, the Board of Directors has adopted, and has recommended that the shareholders of the Corporation approve at a special meeting to be called for such purpose, certain amendments to the Corporation's Articles of Incorporation. The proposed amendments are intended to reduce the vulnerability of the Corporation to an unsolicited takeover proposal, particularly one that is made at an inadequate price or does not contemplate the acquisition of all of the Corporation's Common Stock. The special meeting of the shareholders to approve such amendments will be held prior to the consummation of the Transaction, and Lockheed Martin, which beneficially owns 81% of the Corporation's Common Stock, has indicated that it intends to vote its shares in favor of such amendments. Accordingly, if Lockheed Martin votes its shares as it has indicated, such amendments will be adopted without the vote of any other shareholder of the Corporation.

     The Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"),

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

           Second Quarter and Six Months Ended June 30, 1996 and 1995


as of January 1, 1996. The pronouncement requires that certain long-lived assets be reviewed for impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition be reported at the lower of the carrying amount or fair value less any selling costs. The impact of the adoption of this pronouncement did not have a material effect on the Corporation's consolidated financial position or on its results of operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), in 1995, which will be effective for financial statements in the current year. FAS 123 introduces a fair-value based method of accounting for stock-based compensation and encourages, but does not require, compensation expense recognition for grants of stock, stock options and other equity instruments to employees based on the new fair-value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). However, it should be noted that although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires companies that choose not to adopt the fair-value accounting rules to disclose pro forma net income and earnings per share under the new method. Currently, management intends to continue applying the accounting rules in APB 25 for purposes of recognizing compensation expense for stock option grants to employees of the Corporation and will adopt the disclosure provisions of FAS 123 as required in the fourth quarter of 1996.

     The impact of inflation on Materials' businesses has become less significant with the benefit of lower inflation rates in recent years. When the Corporation incurs higher costs to replace productive facilities and equipment, increased depreciation generally is countered by increased capacity and productivity, increased selling prices, and various other offsetting factors.

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q
                     For the Quarter Ended June 30, 1996

                         PART II - OTHER INFORMATION





Item 1.   Legal Proceedings.

Reference is made to Part II Item 1. Legal Proceedings of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.


Item 4.   Submission of Matters to a Vote of Security Holders.

Reference is made to Part II. Item 4.   Submission of Matters to a Vote of
Security Holders of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.


Item 5. Other Information.

On July 26, 1996, the Corporation filed a registration statement (Form S-4) in connection with the proposed Spin-Off from Lockheed Martin Corporation. The registration statement sets forth Lockheed Martin's plan to dispose of its 81% ownership of the Corporation's Common Stock by way of a Spin-Off. The proposed transaction would be achieved through an exchange offering whereby Lockheed Martin stockholders would be given an opportunity to exchange some or all of their Lockheed Martin common stock for the Corporation's Common Stock currently held by Lockheed Martin. Specific terms of the Transaction will be provided to Lockheed Martin stockholders by means of an Offering Circular - Prospectus at the commencement of the Exchange Offer.

On July 26, 1996, the Corporation announced that the Board of Directors had declared an increase in the regular quarterly cash dividend on the Corporation's Common Stock from $0.11 to $0.12 a share, payable September 30, 1996, to shareholders of record at the close of business on August 30, 1996.

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q
                     For the Quarter Ended June 30, 1996

                         PART II - OTHER INFORMATION
                                  (Continued)


Item 6.   Exhibits and Reports on Form 8-K .

(a) Exhibits


Exhibit
No.                                  Document
- -------                              --------


10.01 Cash Management Agreement by and between Martin Marietta Materials, Inc. and Martin Marietta Technologies, Inc. (now known as Lockheed Martin Corporation), dated February 17, 1994, as amended

10.02 Amended and Restated Credit Agreement by and between Martin Marietta Materials, Inc. and Martin Marietta Technologies, Inc. (now known as Lockheed Martin Corporation), dated as of January 2, 1995, as amended

11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1996 and 1995

12.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six Months ended June 30, 1996

27.01   Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K filed in the second quarter of 1996.

        None

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996





                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MARTIN MARIETTA MATERIALS, INC.


                                                    (Registrant)


Date:   August 13, 1996                    By:    /s/ JANICE K. HENRY
        ----------------                        ---------------------
                                                Janice K. Henry
                                                Vice President, Chief Financial
                                                Officer and Treasurer

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q
                     For the Quarter Ended June 30, 1996

     EXHIBIT INDEX



 Exhibit No.                           Document                                         Page
 -----------                           --------                                         ----
       10.01         Cash Management Agreement by and between                            25
                     Martin Marietta Materials, Inc. and Martin Marietta
                     Technologies, Inc. (now known as Lockheed
                     Martin Corporation), dated February 17, 1994, as amended

       10.02         Amended and Restated Credit Agreement by and                        33
                     between Martin Marietta Materials, Inc. and Martin Marietta
                     Technologies, Inc. (now known as Lockheed Martin
                     Corporation) dated as of January 2, 1995, as amended

       11.01         Martin Marietta Materials, Inc. and Consolidated                    74
                     Subsidiaries Computation of Earnings Per Share
                     for the Quarter and Six Months Ended June 30, 1996
                     and 1995

       12.01         Martin Marietta Materials, Inc. and Consolidated                    75
                     Subsidiaries Computation of Ratio of Earnings to
                     Fixed Charges for the Six Months ended June 30, 1996

       27.01         Financial Data Schedule (for SEC use only)                          76