Form 10-Q
period 1996-09-30
MARTIN MARIETTA MATERIALS INC
filed 1996-11-14
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996

Commission File Number  1-12744


                        MARTIN MARIETTA MATERIALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                             56-1848578
----------------------------------     ---------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

  2710 Wycliff Road, Raleigh, NC                         27607-3033
--------------------------------------          ------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          919-781-4550
                                                      ------------------------

Former name:                               None
              ----------------------------------------------------------------
                    Former name, former address and former fiscal year,
                                if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                         -----------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                      Outstanding as of October 31, 1996
------------------------------------      ----------------------------------
    Common Stock, $.01 par value                     46,079,300

                          Exhibit Index is on Page 24

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1996
                                     INDEX


                                                                                          Page
                                                                                          ----
Part I.  Financial Information:

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheets -
                   September 30, 1996 and December 31, 1995                                3

                 Condensed Consolidated Statements of
                   Earnings Three Months and Nine Months
                   Ended September 30, 1996 and 1995                                       4

                 Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1996 and 1995                           5

                 Notes to Condensed Consolidated Financial Statements                      6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                    9


Part II. Other Information:

         Item 1. Legal Proceedings.                                                       16

         Item 4. Submission of Matters to a Vote of Security Holders.                     16

         Item 5. Other Information.                                                       18

         Item 6. Exhibits and Reports on Form 8-K.                                        18

Signatures                                                                                23

Exhibit Index                                                                             24

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,                  December 31,
                                                                1996                           1995
                                                           ----------------              -----------------
                                                                       (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                      $  2,364                      $     --
 Accounts receivable, net                                        133,559                        94,759
 Affiliates receivable                                             6,080                        89,712
 Inventories, net                                                113,082                       113,402
 Deferred income tax benefit                                      12,567                        12,622
 Other current assets                                              1,489                         3,860
                                                                --------                      --------
         Total Current Assets                                    269,141                       314,355
                                                                --------                      --------

Property, plant and equipment                                    957,856                       919,862
Allowances for depreciation, depletion and
  amortization                                                  (561,315)                     (527,639)
                                                                --------                      --------
Net property, plant and equipment                                396,541                       392,223

Other noncurrent assets                                           22,926                        18,248
Noncurrent affiliates receivable                                      --                         3,333
Cost in excess of net assets acquired                             38,192                        37,245
Other intangibles                                                 23,800                        23,967
                                                                --------                      --------

         Total Assets                                           $750,600                      $789,371
                                                                ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Book overdraft                                                 $     --                      $  2,927
 Accounts payable                                                 28,832                        26,211
 Affiliates payable                                               14,076                         6,822
 Accrued salaries, benefits and payroll taxes                     15,857                        15,426
 Accrued insurance and other taxes                                10,779                         5,551
 Income taxes                                                      7,343                         2,192
 Current maturities of long-term debt                                190                       103,740
 Other current liabilities                                         9,145                        10,467
                                                                --------                      --------
         Total Current Liabilities                                86,222                       173,336

Long-term debt                                                   124,807                       124,986
Pension, postretirement, and postemployment benefits              52,064                        47,483
Other noncurrent liabilities                                       8,308                         9,415
Noncurrent deferred income taxes                                  12,687                        10,606
                                                                --------                      --------
         Total Liabilities                                       284,088                       365,826
                                                                --------                      --------
Shareholders' equity:
 Common stock, par value $.01 per share                              461                           461
 Additional paid-in capital                                      331,303                       331,303
 Retained earnings                                               134,748                        91,781
                                                                --------                      --------
         Total Shareholders' Equity                              466,512                       423,545
                                                                --------                      --------

         Total Liabilities and
                 Shareholders' Equity                           $750,600                      $789,371
                                                                ========                      ========

See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                            ----------------------                -----------------------
                                                            1996             1995                  1996            1995
                                                            ----             ----                  ----            ----
                                                                   (Dollars in Thousands, Except Per Share Data)
Net sales                                                $201,504         $191,094              $538,489       $496,950
Cost of sales                                             142,957          139,334               400,807        369,867
                                                         --------        ---------             ---------      ---------
         Gross Profit                                      58,547           51,760               137,682        127,083

Selling, general & administrative expense                  15,030           14,270                44,763         43,084
Research and development                                      466              465                 1,418          1,358
                                                         --------        ---------             ---------      ---------
         Earnings from Operations                          43,051           37,025                91,501         82,641

Interest expense                                           (2,268)          (2,457)               (7,964)        (6,951)
Other income and expenses, net                                806            1,775                 5,168          4,350
                                                         --------        ---------             ---------      ---------
         Earnings before Taxes on Income                   41,589           36,343                88,705         80,040

Taxes on income                                            14,099           12,918                30,071         28,429
                                                         --------        ---------             ---------      ---------

         Net earnings                                    $ 27,490        $  23,425             $  58,634      $  51,611
                                                         ========        =========             =========      =========

Net Earnings per share                                      $0.60            $0.51                 $1.27          $1.12
                                                            =====            =====                 =====          =====
Average number of shares outstanding                   46,079,300       46,079,300            46,079,300     46,079,300
                                                       ==========       ==========            ==========     ==========



See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                           1996             1995
                                                                         --------         --------
                                                                          (Dollars in Thousands)
Operating activities:
 Net earnings                                                            $  58,634         $  51,611

Adjustments to reconcile earnings to cash
 provided by operating activities:
   Depreciation, depletion and amortization                                 45,346            41,286
   Other items, net                                                         (1,266)           (2,340)
 Changes in operating assets and liabilities:
   Accounts receivable                                                     (38,799)          (28,315)
   Affiliates receivable                                                      (418)            3,154
   Inventories                                                                 352           (18,085)
   Accounts payable                                                           (883)            3,633
   Other assets and liabilities, net                                         8,888            34,594
                                                                         ---------         ---------

 Net cash provided by operating activities                                  71,854            85,538
                                                                         ---------         ---------

Investing activities:
 Additions to property, plant & equipment
  and acquisitions, net                                                    (51,818)         (196,128)
 Transactions with Lockheed Martin Corporation                              87,383             2,513
 Note receivable from Lockheed Martin Corporation                               --            53,000
 Other investing activities, net                                             6,509             3,215
                                                                         ---------         ---------

 Net cash provided by (used for) investing activities                       42,074          (137,400)
                                                                         ---------         ---------

Financing activities:
 Repayments and extinguishments of long-term debt, net                    (103,729)           (3,120)
 Dividends                                                                 (15,667)          (15,206)
 Loan payable to Lockheed Martin Corporation                                10,759            70,000
                                                                         ---------         ---------

 Net cash (used for) provided by financing activities                     (108,637)           51,674
                                                                         ---------         ---------

 Net increase (decrease) in cash and cash equivalents                        5,291              (188)
 Book overdraft, beginning of period                                        (2,927)           (2,218)
                                                                         ---------         ---------

 Cash and cash equivalents/(book overdraft), end of period               $   2,364         $  (2,406)
                                                                         =========         =========

See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X.
         The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 27, 1996. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

         During 1993, the Board of Directors of Lockheed Martin Corporation ("Lockheed Martin") approved a plan to form a new subsidiary, Martin Marietta Materials, Inc. Under the plan, Lockheed Martin transferred to the Corporation its ownership interest in the construction aggregates business along with its ownership of 100% of the common stock of Martin Marietta Magnesia Specialties Inc. The Corporation, which was incorporated on November 12, 1993, consummated an initial public offering (an "IPO") of 8,797,500 shares (approximately 19%) of its outstanding Common Stock in February 1994. Upon completion of the IPO, Lockheed Martin's beneficial ownership of the Corporation's outstanding Common Stock was reduced to approximately 81%. Lockheed Martin disposed of its remaining ownership in October 1996 by means of a split-off, an exchange offer whereby Lockheed Martin stockholders were given the opportunity to exchange some or all of their shares of Lockheed Martin common stock for a certain number of shares of the Corporation's Common Stock held by Lockheed Martin. For a more detailed discussion of this transaction, see the "Overview" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9. For purposes of these financial statements and the related notes thereto, all references to Lockheed Martin, which was formed as a result of a business combination in March 1995 between the Martin Marietta Corporation and the Lockheed Corporation, are meant to include Martin Marietta Corporation and its consolidated subsidiaries, except where otherwise specified. Additionally, transactions with Lockheed Martin remain classified and accounted for as related party transactions for financial reporting purposes.

2.       Inventories:

                                                  September 30,        December 31,
                                                       1996                 1995
                                                  -------------       --------------
                                                        (Dollars in Thousands)
         Finished products                           $ 86,290             $ 86,086
         Product in process and raw materials          14,263               15,427
         Supplies and expendable parts                 19,312               19,259
                                                     --------             --------
                                                      119,865              120,772
         Less allowances                               (6,783)              (7,370)
                                                     ---------            --------

         Total                                       $113,082             $113,402
                                                     ========             ========

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.       Long-Term Debt:

                                                 September 30,     December 31,
                                                     1996              1995
                                                 -------------     ------------
                                                     (Dollars in Thousands)
         7% Debentures, due 2025                  $124,183          $124,177
         8-1/2% Notes, due 1996                         --           100,000
         Acquisition notes, interest rates
            ranging from 6% to 10%                      88             3,675
         Other notes                                   726               874
                                                  --------          --------
                                                   124,997           228,726
         Less current maturities                      (190)         (103,740)
                                                  --------          --------

         Total                                    $124,807          $124,986
                                                  ========          ========

         The 8-1/2% Notes were redeemed by the holders upon their maturity on March 1, 1996. During the period these Notes were outstanding, Lockheed Martin reimbursed the Corporation for the portion of the interest in excess of 5% per annum.

         In addition to the above stated long-term debt, as of September 30, 1996, the Corporation had borrowed, from a subsidiary of Lockheed Martin, $10.8 million under the terms of its credit agreements. For financial reporting purposes, this amount remains classified with affiliates payable in the accompanying financial statements. These borrowing proceeds were used primarily to help finance the repayment of the 8-1/2% Notes and to assist funding the Corporation's working capital requirements during the first nine months of 1996. As of November 1, 1996, no amount was outstanding under the terms of this agreement.

         The Corporation's interest payments were approximately $7.6 million in 1996 and $8.3 million in 1995 for the nine months ended September 30.

4.       Income Taxes

         The Corporation's effective income tax rate for the first nine months was 33.9% in 1996 and 35.5% in 1995. The effective rate for the first three quarters of 1996 was lower than the current federal corporate income tax rate of 35%, due to the effect of several partially offsetting factors. The Corporation's year-to-date 1996 effective tax rate reflects the effect of state income taxes which has been more than offset by the favorable impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, foreign subsidiaries' operating earnings, and equity earnings in nonconsolidated investments.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.   Income Taxes (continued)

     The results of operations of the Corporation through the effective date of the consummation of the split-off from Lockheed Martin are included in a consolidated federal income tax return with Lockheed Martin. However, following the effective date of the consummation of the split-off, as discussed in Note 1 and in the "Overview" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9, the Corporation will file consolidated federal income tax returns independently from Lockheed Martin. For years ended prior to January 1, 1995, the Corporation's results of operations are included in the consolidated federal income tax returns with Martin Marietta Corporation. Income taxes allocable to the operations of the Corporation are calculated as if it had filed separate income tax returns for the periods presented herein. For all periods following the consummation of the split-off from Lockheed Martin, recognition and measurement of the Corporation's current and deferred income tax liabilities and assets will be presented under the financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities on a stand-alone basis. The Corporation will file separate income tax returns for all periods following the consummation date of the split-off.

     The Corporation's income tax payments were approximately $22.9 million in 1996 and $9.8 million in 1995, for the nine months ended September 30.

5.   Contingencies

     In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

6.   Other Matters

     In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Amended Omnibus Securities Award Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of November 1, 1996, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
        Third Quarter and Nine Months Ended September 30, 1996 and 1995

OVERVIEW Martin Marietta Materials, Inc., (the "Corporation") was created after the Board of Directors of Lockheed Martin Corporation ("Lockheed Martin") approved a plan under which Lockheed Martin transferred to the Corporation its ownership interest in the construction aggregates business along with its ownership of 100% of the common stock of Martin Marietta Magnesia Specialties Inc. The Corporation was incorporated on November 12, 1993, and consummated an initial public offering of 8,797,500 shares of its Common Stock in February 1994. Upon completion of the initial public offering, Lockheed Martin's beneficial ownership of the Corporation's Common Stock was reduced to approximately 81% of the Corporation's outstanding Common Stock. Lockheed Martin disposed of its remaining ownership interest in the Corporation in October 1996, by means of a split-off, an exchange offer pursuant to which Lockheed Martin stockholders were given the opportunity to exchange some or all of their shares of Lockheed Martin common stock for a certain number of shares of the Corporation's Common Stock (the "Exchange Offer") on a tax-free basis.

         As a result of this transaction, all of Lockheed Martin's approximately 81% interest in the Corporation's Common Stock was exchanged with Lockheed Martin stockholders who participated in the Exchange Offer. Consummation of the Exchange Offer did not impact the Corporation's financial position or its results of operations as of the consummation date of the transaction and for the period then ended. For additional discussion in connection with the Exchange Offer, see "Other Matters" on page 15.

         The Corporation reports operations in two industry reporting segments, aggregates and magnesia-based products. The Corporation is the United States' second largest producer of aggregates used for the construction of highways and other infrastructure projects and for commercial and residential construction. The Corporation's Aggregates division processes or ships aggregates, primarily crushed stone, from a network of approximately 200 quarries and distribution facilities in 19 states in the southeastern, midwestern and central regions of the United States and in the Bahamas and Canada. The Corporation also manufacturers and markets magnesia-based products, including heat-resistant refractory products for the steel industry and magnesia-based chemical products for industrial, agricultural and environmental uses, including wastewater treatment and acid neutralization.

         The Corporation continued in excellent overall financial condition during the third quarter of 1996 and has adequate capital resources to operate, compete and grow in an increasingly challenging and competitive environment. Net earnings for the third quarter of 1996 were $27.5 million, or $0.60 per share, an increase of 17% over 1995 third-quarter earnings of $23.4 million, or $0.51 per share.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        Third Quarter and Nine Months Ended September 30, 1996 and 1995

         At September 30, 1996, total shareholders' equity reached $466.5 million, and the Corporation's ratio of debt to total capitalization was 23%, compared with a debt-to-capitalization ratio of 35% at year-end 1995. Total debt at year-end reflected a temporary increase in long-term debt associated with the December 1995 sale of the Corporation's $125 million 7% Debentures. The proceeds from the sale of these Debentures were used ultimately to repay the $100 million aggregate principal amount of the Corporation's 8-1/2% Notes upon their maturity on March 1, 1996.

RESULTS OF OPERATIONS Net sales for the quarter were $201.5 million, a 5% increase over 1995 third quarter sales of $191.1 million. Net sales for the first nine months of 1996 were $538.5 million, an increase of 8% over net sales for the year-earlier period of $497.0 million. Earnings from operations were up $6.0 million, or 16%, to $43.1 million for the third quarter of 1996 over the same period in 1995, with earnings from operations up $8.9 million, to $91.5 million for the first nine months of 1996, compared with the first nine months of 1995. Consolidated net earnings for the quarter increased 17% to $27.5 million, or $0.60 per share, from 1995 third quarter net earnings of $23.4 million, or $0.51 per share. For the nine-month period ended September 30, 1996, consolidated net earnings were $58.6 million, or $1.27 per share. This represents an increase of 14% over net earnings for the first nine months of 1995 of $51.6 million, or $1.12 per share.

         Sales for the Aggregates division increased 6% to $169.5 million for the third quarter, compared with the year-earlier period. The division's sales increased 9% to $440.8 million for the first nine months of 1996, compared with the first nine months of 1995. This increase in sales reflects record year-to-date aggregates shipments of 75.3 million tons and an increase in the division's average net selling price, when compared to the same period in 1995. The division's third quarter operating profits were $40.5 million, an increase of 18% over operating profits for the year-earlier period of $34.4 million. The division's operating profits for the first nine months of 1996 increased 9% to $83.7 million from $76.8 million for the first nine months of 1995, despite the effect of Hurricane Fran and subsequent heavy rainfall during September in the southeast and the effect of the adverse weather conditions that existed within most of the markets served by the division during the first quarter of 1996. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity levels, most of which occurs typically in the spring, summer, and early fall. Production costs were negatively affected by the severe winter weather conditions experienced during the first quarter, along with the hurricane and related wet conditions that existed during the third quarter of this year. Management continues to believe that the Corporation's annual production and shipments, excluding any acquisition activities, will see some improvement for the full year ending December 31, 1996, compared with the prior year.

         The Magnesia Specialties division had third quarter 1996 sales of $32.0 million, a slight increase over the third quarter sales of 1995, and had nine month 1996 sales of $97.7 million, an increase of 4% in 1996 over 1995. The division's operating earnings for the third quarter of $2.5 million were 3% below the operating results for the prior-year period as a result of an explosion and fire in an electrical substation, which occurred at the Woodville, Ohio, lime plant during the latter part of the second quarter of this year. For the nine-month period, the division's earnings from operations increased substantially from $5.9 million in 1995 to $7.8 million in 1996.
This increase principally reflects the negative effect of the strike which occurred during 1995 at a major operating location.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)
        Third Quarter and Nine Months Ended September 30, 1996 and 1995


         The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and nine months ended September 30, 1996 and 1995. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:



                                                                               Three Months Ended
                                                                                  September 30,
                                                    --------------------------------------------------------------------
                                                                               (Dollars in Thousands)
                                                              1996                                         1995
                                                    -------------------------                     -----------------------
                                                                      % of                                       % of
                                                      Amount        Net Sales                       Amount     Net Sales
                                                    ----------      ---------                     ----------   ----------
Net sales:
   Aggregates                                        $169,485           100.0                      $159,206        100.0
   Magnesia Specialties                                32,019           100.0                        31,888        100.0
                                                     --------           -----                        ------        -----
      Total                                          $201,504           100.0                      $191,094        100.0
Gross profit:
   Aggregates                                        $ 51,381            30.3                      $ 43,929         27.6
   Magnesia Specialties                                 7,166            22.4                         7,831         24.6
                                                    ---------           -----                      --------        -----
      Total                                          $ 58,547            29.1                      $ 51,760         27.1
Selling, general & administrative
 expense:
   Aggregates                                        $ 10,859             6.4                      $  9,518          6.0
   Magnesia Specialties                                 4,171            13.0                         4,752         14.9
                                                     --------           -----                      --------        -----
      Total                                          $ 15,030             7.5                      $ 14,270          7.5
Earnings from operations:
   Aggregates                                        $ 40,521            23.9                      $ 34,410         21.6
   Magnesia Specialties                                 2,530             7.9                         2,615          8.2
                                                     --------           -----                      --------        -----
      Total                                          $ 43,051            21.4                      $ 37,025         19.4

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        Third Quarter and Nine Months Ended September 30, 1996 and 1995



                                                                               Three Months Ended
                                                                                  September 30,
                                                    --------------------------------------------------------------------
                                                                               (Dollars in Thousands)
                                                              1996                                         1995
                                                    -------------------------                     -----------------------
                                                                      % of                                       % of
                                                      Amount        Net Sales                       Amount     Net Sales
                                                    ----------      ---------                     ----------   ----------
Net sales:
        Aggregates                                  $440,787           100.0                      $403,068        100.0
        Magnesia Specialties                          97,702           100.0                        93,882        100.0
                                                    --------           -----                      --------        -----
           Total                                    $538,489           100.0                      $496,950        100.0

Gross profit:
        Aggregates                                  $115,780            26.3                      $105,561         26.2
        Magnesia Specialties                          21,902            22.4                        21,522         22.9
                                                    --------           -----                      --------        -----
           Total                                    $137,682            25.6                      $127,083         25.6

Selling, general & administrative
 expense:
        Aggregates                                  $ 32,099             7.3                      $ 28,777          7.1
        Magnesia Specialties                          12,664            13.0                        14,307         15.2
                                                    --------           -----                      --------        -----
           Total                                    $ 44,763             8.3                      $ 43,084          8.7

Earnings from operations:
        Aggregates                                  $ 83,681            19.0                      $ 76,784         19.0
        Magnesia Specialties                           7,820             8.0                         5,857          6.2
                                                    --------           -----                      --------        -----
           Total                                    $ 91,501            17.0                      $ 82,641         16.6


Other income and expenses, net, for the nine months ended September 30, were $5.2 million in income in 1996 and $4.4 million in income in 1995. In addition to several offsetting amounts, the 1996 amount included nonrecurring pretax gains of approximately $1.2 million associated with the selling of certain assets and approximately $1.2 million of interest income from affiliates loans. The 1995 amount also included a nonrecurring pretax gain of approximately $1.4 million related to certain

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        Third Quarter and Nine Months Ended September 30, 1996 and 1995


asset dispositions in connection with one of the Corporation's equity investments and $0.9 million of interest income from loans to affiliates. It should be noted that interest income from loans to Lockheed Martin has remained classified with transactions with affiliates for financial reporting purposes.

         Interest expense was approximately $1.0 million, or 16%, higher in the first nine months of 1996 over 1995. The increase in 1996 resulted from the net effect of the additional long-term borrowings by the Corporation in December 1995, when the Corporation publicly offered and sold its $125 million 7% Debentures, offset by the reduction of long-term debt during the period caused by the repayment of the 8 1/2% Notes on March 1, 1996, and the reduced amounts outstanding during the period that were due to Lockheed Martin under the credit agreement.

         The Corporation's estimated effective income tax rate for the first nine months was 33.9% in 1996 and 35.5% in 1995. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES   Net cash flow provided by operating
activities during the first nine months of 1996 was $71.9 million, compared with $85.5 million in the comparable period of 1995. The cash flow from operating activities for both 1995 and 1996 was principally from earnings, before deducting depreciation, depletion and amortization, offset by increased demand for working capital. Working capital increases during the first nine months of 1996 were principally due to an increase in accounts receivable balances as a result of growth in aggregates demand. The increased demand on working capital during the first nine months of 1995 was primarily the result of increases in inventory and accounts receivable balances, both of which were offset somewhat by increased trade accounts payable and other liabilities balances. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Accordingly, full year 1995 net cash provided by operating activities was $128.6 million, compared with the $85.5 million provided by operations in the first nine months of 1995. Capital expenditures are expected to be approximately $83 million for 1996, exclusive of acquisitions. Comparable capital expenditures, were $71.6 million in 1995.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        Third Quarter and Nine Months Ended September 30, 1996 and 1995



         The Corporation relies, for its liquidity requirements, upon internally generated funds, access to capital markets, and funds obtained under its cash management agreement and credit agreement, each with its former majority shareholder, Lockheed Martin. Prospectively, management may choose to borrow from third-party lenders or through the Corporation's access to capital markets. The above-referenced credit agreement with Lockheed Martin, which may be extended by mutual consent of both parties, provides for borrowings of up to $55 million. Loans outstanding under the credit agreement bear interest at a published prime interest rate or at LIBOR plus a graduated rate.

         During the fourth quarter of 1996, management expects to establish a revolving credit facility with a syndicate of banks to replace the current credit agreements with Lockheed Martin. It should be noted, however, that the Corporation has not determined the specific timing when, or method by which, it may establish and access such a banking credit facility. Further, while any such borrowings may be used initially to provide necessary working capital funds, it is anticipated that the Corporation will repay the funds borrowed under its credit agreement with Lockheed Martin with such bank borrowings. Additionally, management may choose at some future time to further access the public debt markets through the issuance of commercial paper or other debt securities. Again, it should be noted that the Corporation has not determined the method or methods by which it may further access the public market.

         With respect to the Corporation's ability to access the public market, it has an effective shelf registration on file with the Securities and Exchange Commissions for the offering of up to $175 million of debt securities, which may be issued from time to time. The Corporation's ability to issue such debt securities at any time is dependent, among other things, upon market conditions.

         Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard &

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        Third Quarter and Nine Months Ended September 30, 1996 and 1995

Poor's and "A3" by Moody's. In an October 1996 press release, Standard & Poor's affirmed the Corporation's "A" senior debt rating and removed it from CreditWatch -- an action that was taken in March 1996 as a result of its then 81% ownership by Lockheed Martin. Standard & Poor's announced that the October rating action reflects the completion of Lockheed Martin's split-off of its ownership interest in the Corporation. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

         The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in the Amended Omnibus Securities Award Plan and for general corporate purposes. As of November 1, 1996, there have been 68,200 shares repurchased under these authorizations.

OTHER MATTERS    In connection with the Exchange Offer, the Corporation's Board of Directors adopted a shareholder rights plan that became effective, and certain terms of which were established, upon consummation of the split-off from Lockheed Martin. The shareholder rights plan provides, among other things, that if any person or group of persons becomes the beneficial owner of 15% or more of the Corporation's Common Stock, all holders of rights issued pursuant to the plan (other than such person or group of persons and their affiliates, associates and transferees) will have the right to acquire shares of the Corporation's Common Stock at 50% of the then current market value.

         Also in connection with the Exchange Offer, the Board of Directors adopted, and recommended that the shareholders of the Corporation approve at a special meeting called for such purpose, certain amendments to the Corporation's Articles of Incorporation. The amendments reduce the vulnerability of the Corporation to an unsolicited takeover proposal, particularly one that is made at an inadequate price or does not contemplate the acquisition of all of the Corporation's Common Stock. The special meeting of the shareholders to approve such amendments was held on September 27, 1996, and all amendments were approved as proposed.

         This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Political, climatic, currency, regulatory, technological, competitive and other factors could cause actual results to vary materially from those anticipated in the forward looking statements. Additional information regarding these risk factors and uncertainties is detailed from time to time in the Corporation's filings with the Securities and Exchange Commission.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part II Item 1. Legal Proceedings of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.


Item 4.   Submission of Matters to a Vote of Security Holders.

Reference is made to Part II. Item 4. Submission of Matters to a Vote of Security Holders of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

At the Special Meeting of Shareholders held on September 27, 1996, the shareholders of Martin Marietta Materials, Inc.:

1.       Approved the following amendments to the Corporation's Articles of
         Incorporation:

         (a) Approved the establishment of a variable range for the size of the Board of Directors (the "Board"). The amendment provides that the Board be comprised of a minimum of nine members and a maximum of eleven members, which number may be increased or decreased from time to time within such range by vote of the Board or the shareholders of the Corporation.

         (b) Approved the Board being divided into three classes of directors whereby approximately one-third of the Directors would be elected at the annual meeting of shareholders each year to serve for a term of three years.

         (c) Approved that Directors may be removed only for cause by a majority of the votes cast by shareholders of the Corporation, and that directors may not be removed by the shareholders at a meeting unless the notice of the meeting states that one of the purposes of the meeting is the removal of Directors.

         (d) Approved that special meetings of shareholders may be called only by the Chairman of the Board or the President of the Corporation, or by the affirmative vote of a majority of the members of the Board or the Executive Committee of the Board.

         (e) Approved that if a vacancy occurs on the Board, such vacancy may be filled only by the affirmative vote of a majority of the remaining Directors in office, even though less than a quorum. Additionally, shareholders are not permitted to fill any vacancy on the Board, other than vacancies that result from the removal of a Director from office by the shareholders that is filled by the shareholders at the same meeting at which such removal occurs.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION
                                  (continued)


         (f) Approved that for purposes of the "fair market value" exception to the stock repurchase provision contained within Article 10(a) of the Articles of Incorporation, that the market price be determined as of the earlier of (i) the date of such stock repurchase, or
             (ii) the date any agreement with respect to such transaction was entered into.

         (g) Approved that proposed business combinations between the Corporation and an interested shareholder, as well as any amendment of the business combination provisions of the Articles of Incorporation, would require the approval of (i) 66-2/3% of the voting stock of the Corporation not held by any interested shareholder, voting together as a single class, and (ii) 80% of all voting stock of the Corporation, voting together as a single class.

         (h) Approved the modification or deletion in their entirety of several provisions of the Articles of Incorporation relating to the relationship between Lockheed Martin and the Corporation.

         (i) Approved the modification or deletion of several miscellaneous provisions of the Articles of Incorporation to reflect the amendments described above in (a) through (h).

The following table sets forth the voting results for each of the above actions with respect to the amendments to the Corporation's Articles of Incorporation:

                 Action                   Cast For                    Cast Against              Abstained
                 ------                 ------------                  ------------              ---------
                   (a)                   41,060,661                       414,533                  2,415
                   (b)                   38,693,761                     1,375,192                  2,505
                   (c)                   38,743,131                     1,309,742                 18,585
                   (d)                   38,783,286                     1,285,167                  3,005
                   (e)                   39,227,901                       839,602                  3,955
                   (f)                   40,058,768                         9,085                  3,605
                   (g)                   39,276,508                       791,045                  3,905
                   (h)                   39,989,243                        78,595                  3,620
                   (i)                   40,037,443                        31,410                  2,605

2. Approved the Martin Marietta Materials, Inc. Shareholder Value Achievement Plan. The voting results for this approval were:
         41,453,829 -- For; 20,265 -- Against; and 3,515 -- Abstained.

3. Approved the Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors. The voting results for this approval were:
         41,382,123 -- For; 58,996 -- Against; and 36,490 -- Abstained.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION
                                  (Continued)


4. Approved the Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan. The voting results for this approval were:
         41,416,014 -- For; 57,255 -- Against; and 4,340 -- Abstained.

Item 5.  Other Information.


On November 7, 1996, the Corporation's Board of Directors took action, pursuant to the Corporation's Restated Articles of Incorporation, that divided the members of its Board of Directors into the following three classes with terms expiring as indicated:

                                           Class                             Term Expiring
                                           -----                             -------------
                 Class I:         Frank H. Menaker, Jr.             Annual Shareholders Meeting 1997
                                  William E.McDonald
                                  Richard A. Vinroot

                 Class II:        Richard G. Adamson                Annual Shareholders Meeting 1998
                                  Marcus C. Bennett
                                  Bobby F. Leonard

                 Class III:       James M. Reed                     Annual Shareholders Meeting 1999
                                  William B. Sansom
                                  Stephen P. Zelnak, Jr.



On November 8, 1996, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend on the Corporation's Common Stock of $0.12 a share, payable December 31, 1996, to shareholders of record at the close of business on November 29, 1996.

On November 11, 1996, the Corporation announced the election of two additional members to its Board of Directors. The new Directors are William E. McDonald, President and Chief Executive Officer of Sprint MidAtlantic Telecom, located in Raleigh, North Carolina, and Richard A. Vinroot, a Partner in the law firm of Robinson, Bradshaw and Hinson, located in Charlotte, North Carolina. The addition of the two new Directors increases the size of the Board of Directors to nine members.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION
                                  (Continued)


Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
  No.                                                       Document
-------                                                     --------
10.01            Restated Articles of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 to the
                 Martin Marietta Materials, Inc. current report on Form 8-K, filed with the Securities and Exchange
                 Commission on October 25, 1996).

10.02            Restated Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 to the Martin Marietta
                 Materials, Inc. current report on Form 8-K, filed with the Securities and Exchange Commission on
                 October 25, 1996).

10.03            Rights Agreement, dated as of October 21, 1996, between Martin Marietta Materials, Inc., and First
                 Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of
                 Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta
                 Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights
                 to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin
                 Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange
                 Commission on October 21, 1996).

10.04            Articles of Amendment of the Corporation with respect to the Junior Participating Class A Preferred
                 Stock (incorporated by reference to Exhibit 3.2 to the Martin Marietta Materials, Inc. current report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 1996).

10.05            Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan.

10.06            Martin Marietta Materials, Inc. Shareholder Value Achievement Plan.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION
                                  (Continued)



Item 6.   Exhibits and Reports on Form 8-K (continued).

(a)      Exhibits (continued)

Exhibit
  No.                                                       Document
-------                                                     --------
10.07            Form of Martin Marietta Materials, Inc. Employment Protection Agreement.

10.08            Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors.

10.09            Supplemental Tax Sharing Agreement, dated as of September 13, 1996, between the Corporation and
                 Lockheed Martin Corporation.

10.10            Tax Assurance Agreement, dated as of September 13, 1996, between the Corporation and Lockheed Martin
                 Corporation.

11.01            Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings Per Share for the
                 Quarter and Nine Months Ended September 30, 1996 and 1995

12.01            Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed
                 Charges for the Nine Months ended September 30, 1996

27.01            Financial Data Schedule (for SEC use only)

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION
                                  (Continued)



Item 6.   Exhibits and Reports on Form 8-K (continued).

(b)      Reports on Form 8-K filed in the third quarter of 1996.

                 Current Report on Form 8-K, filed October 25, 1996.

                 Item 5. Other Events.

                 The Registrant filed information in connection with the following events:

                 Adoption of a Shareholder Rights Plan

                 On October 15, 1996, the Corporation declared a dividend distribution of one Right for each outstanding share of the Corporation's Common Stock, payable to shareholders of record at the close of business on October 21, 1996, and with respect to the Common Stock issued thereafter until a distribution date and, in certain circumstances, with respect to the Common Stock issued after the distribution date. Each right, when it becomes exercisable, generally entitles the registered holder to purchase from the Corporation a unit consisting initially of one one-thousandth of a share (a "Unit") of Junior Participating Class A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of the Corporation, at a purchase price of $100 per Unit, subject to adjustment. The description and terms of the rights are set forth on a Rights Agreement, dated as of October 21, 1996, between the Corporation and First Union National Bank of North Carolina, as Rights Agent. On October 21, 1996, the Corporation filed a registration statement (Form 8-A) in connection with the registration of the Rights to Purchase Junior Participating Class A Preferred Stock, a new class of securities of the Corporation. A copy of the Rights Agreement is filed as an Exhibit hereto. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

                 Completion of Split-Off of the Company by Lockheed Martin Corporation

                 On October 21, 1996, Lockheed Martin Corporation and the Corporation jointly announced the successful completion of the split-off of the Corporation from Lockheed Martin Corporation.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                          PART II - OTHER INFORMATION
                                  (Continued)



Item 6.   Exhibits and Reports on Form 8-K (continued).

(b)      Reports on Form 8-K filed in the third quarter of 1996 (continued).

                 Current Report on Form 8-K, filed October 25, 1996 (continued).

                 Item 5. Other Events (continued).

                 Effectiveness of Anti-takeover Amendments to Charter and
                 Bylaws

                 Effective on October 21, 1996, various amendments to the Articles of Incorporation and Bylaws of the Corporation that were approved at the Special Meeting of Shareholders held on September 27, 1996, became effective. The purposes and effects of such amendments are described in Part II -- Other Information, Item 4. Submission of Matters to a Vote of Security Holders on page 16 of this filing and in the Corporation's Proxy Statement dated August 28, 1996 (the
                 "Proxy Statement"), which information is incorporated herein by this reference in its entirety. Copies of the Restated Articles of Incorporation and Bylaws of the Corporation are filed as Exhibits hereto. Copies of the Proxy Statement are available free of charge from the Corporation.

                 Release of Third Quarter Earnings Results

                 On October 21, 1996, the Corporation issued a press release announcing financial results for the third quarter and nine months ended September 30, 1996.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARTIN MARIETTA MATERIALS, INC.
                                                     (Registrant)





Date:  November 14, 1996              By:  /s/ JANICE K. HENRY
                                           ----------------------------------
                                           Janice K. Henry
                                           Vice President, Chief Financial
                                           Officer and Treasurer

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                                 EXHIBIT INDEX


Exhibit No.                                     Document
-----------                                     --------
10.01            Restated Articles of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. current report on
                 Form 8-K, filed with the Securities and Exchange Commission on October 25, 1996).

10.02            Restated Bylaws of the Corporation (incorporated by reference to
                 Exhibit 3.3 to the Martin Marietta Materials, Inc. current report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 1996).

10.03            Rights Agreement, dated as of October 21, 1996, between Martin
                 Marietta Materials, Inc., and First Union National Bank of North Carolina, as rights
                 Agent, which includes the Form of Articles of Amendment With Respect to the Junior
                 Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit
                 A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase
                 Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin
                 Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996).

10.04            Articles of Amendment of the Corporation with respect to the
                 Junior Participating Class A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Martin Marietta Materials, Inc. current report on Form 8-K, filed with the
                 Securities and Exchange Commission on October 25, 1996).

10.05            Martin Marietta Materials, Inc. Amended Omnibus Securities
                 Award Plan.

10.06            Martin Marietta Materials, Inc. Shareholder Value Achievement
                 Plan.

10.07            Form of Martin Marietta Materials, Inc. Employment Protection Agreement.

                                  (Continued)

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                                 EXHIBIT INDEX
                                  (continued)


Exhibit No.                                     Document
-----------                                     --------
10.08            Martin Marietta Materials, Inc. Common Stock Purchase Plan
                 for Directors.

10.09            Supplemental Tax Sharing Agreement, dated as of September 13,
                 1996, between the Corporation and Lockheed Martin Corporation.

10.10 Tax Assurance Agreement, dated as of September 13, 1996, between the Corporation and Lockheed Martin Corporation.

11.01            Martin Marietta Materials, Inc. and Consolidated Subsidiaries
                 Computation of Earnings Per Share for the Quarter and Nine Months Ended September 30,
                 1996 and 1995

12.01            Martin Marietta Materials, Inc. and Consolidated Subsidiaries
                 Computation of Ratio of Earnings to Fixed Charges for the Nine Months ended
                 September 30, 1996

27.01            Financial Data Schedule (for SEC use only)