Form 10-Q/A
period 1996-09-30
MARTIN MARIETTA MATERIALS INC
filed 1996-12-06
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-Q/A -- AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996

Commission File Number  1-12744


                        MARTIN MARIETTA MATERIALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                             56-1848578
----------------------------------     ---------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

     2710 Wycliff Road, Raleigh, NC                         27607-3033
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         919-781-4550
                                                    --------------------------

Former name:                               None
              ----------------------------------------------------------------
                    Former name, former address and former fiscal year,
                                if changes since last report.


The undersigned registrant hereby amends the following information contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (its "Form 10-Q"), which was filed with the Securities and Exchange Commission on November 14, 1996, as set forth in the attached pages hereto:

(The financial information described below contains a typographical error in the caption of a table that presents certain net sales, gross profit, selling, general and administrative expense and earnings from operations data for the nine month periods ended September 30, 1996 and 1995. The table is found on page 12 of the above referenced Form 10-Q.)


Part I.  Financial Information:

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



                                                                                Nine Months Ended
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

         Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard &

                                   Page 14

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

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                         FORM 10-Q/A -- AMENDMENT NO. 1
                    For the Quarter Ended September 30, 1996





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARTIN MARIETTA MATERIALS, INC.
                                                     (Registrant)





Date:  December 6, 1996               By:  /s/ Edward D. Miles
                                           ----------------------------------
                                           Edward D. Miles
                                           Vice President, Controller and
                                           Chief Accounting Officer