Form 10-K405
period 1996-12-31
MARTIN MARIETTA MATERIALS INC
filed 1997-03-25
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required, Effective October 7, 1996]

For the fiscal year ended DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from            to

                         Commission file number 1-12744

                         MARTIN MARIETTA MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                          56-1848578
 (State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                              identification no.)

              2710 WYCLIFF ROAD, RALEIGH, NORTH CAROLINA 27607-3033
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
            COMMON STOCK                      NEW YORK STOCK EXCHANGE
   (PAR VALUE $.01 PER SHARE)

Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                  No
     -----                   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.    X
                              -----

         The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on March 10, 1997 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,016,528,898. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the Registrant's classes of common stock on March 10, 1997 as follows:

COMMON STOCK (PAR VALUE $.01  PER SHARE)                      46,079,604 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 1997 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.


                            Exhibit Index on Page 17
                              Page 1 of _____ pages

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I

Item 1       Business.......................................................................3

Item 2       Properties.....................................................................9

Item 3       Legal Proceedings.............................................................10

Item 4       Submission of Matters to a Vote of Security Holders...........................10

Forward Looking Statements -- Safe Harbor Provisions ......................................11

Executive Officers of the Registrant.......................................................12

PART II

Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.....13

Item 6       Selected Financial Data.......................................................13

Item 7       Management's Discussion and Analysis of Financial Condition and Results
             of Operations.................................................................13

Item 8       Financial Statements and Supplementary Data...................................13

Item 9       Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................13

PART III

Item 10      Directors and Executive Officers of the Registrant............................14

Item 11      Executive Compensation........................................................14

Item 12      Security Ownership of Certain Beneficial Owners and Management................14

Item 13      Certain Relationships and Related Transactions................................14

PART IV

Item 14      Exhibits, Financial Statements, Financial Statement Schedules and
             Reports on Form 8-K...........................................................15

Signatures................................................................................ 21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Martin Marietta Materials, Inc. (the "Company") is the United States' second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial and residential. The Company also manufactures and markets magnesia-based products, including heat-resistant refractory products for the steel industry, chemicals products for industrial, agricultural and environmental uses and dolomitic lime. In 1996, the Company's aggregates business accounted for 82% of the Company's total revenues and the Company's magnesia-based products segment accounted for 18% of the Company's total revenues.

         The Company was formed in November 1993 as a North Carolina corporation to be the successor to substantially all of the assets and liabilities of the materials group of Martin Marietta Corporation and its subsidiaries. An initial public offering of a portion of the common stock, par value $.01, of the Company (the "Common Stock") was completed in February 1994 whereby 8,797,500 shares of Common Stock (representing approximately 19% of the shares outstanding) were sold at an initial public offering price of $23 per share. Lockheed Martin Corporation, which was formed as the result of a business combination between Martin Marietta Corporation and Lockheed Corporation in March 1995, owned approximately 81% of the Common Stock directly and through its wholly-owned subsidiary Martin Marietta Investments Inc. until October 1996.

         In October 1996, the outstanding common stock of Martin Marietta Materials that was held by Lockheed Martin Corporation became available to the public market when Lockheed Martin disposed of its 81% ownership interest. This transaction was completed by means of a tax-free exchange offer pursuant to which Lockheed Martin stockholders were given the opportunity to exchange shares of Lockheed Martin common stock for shares of the Company's Common Stock, which resulted in 100% of the outstanding shares of Common Stock being publicly-traded.

         On January 3, 1995, the Company purchased certain assets of Dravo Corporation relating to its construction aggregates business for a purchase price of approximately $121 million in cash, plus certain assumed liabilities and a provision of approximately $7 million to consummate the transaction and integrate the operations (the "Dravo Acquisition"). The acquired business has production and distribution facilities in nine states and the Bahamas. The Dravo Acquisition added more than 24 million tons of annual production capacity to the Company's operations. It also expanded the Company's method of conducting business by adding water distribution by ocean vessels and river barges, in addition to the use of truck and rail transportation. Further, the Dravo Acquisition expanded the Company's presence in nonconstruction aggregate markets, including the chemical, steel, cement, utility desulphurization, poultry feed and agricultural lime industries.

         On January 30, 1997, the Company announced that it had signed a non-binding letter of intent with CSR America, Inc. to purchase the common stock of its wholly-owned subsidiary, American Aggregates Corporation, for approximately $235 million in cash plus certain assumed liabilities (excluding long-term indebtedness). The final purchase price will be subject to certain post-closing adjustments relating to changes in working capital. The transaction, which is subject to negotiating the terms of a definitive stock purchase agreement, completing due diligence reviews and receiving governmental regulatory approvals, is expected to close during the second quarter of 1997. The acquisition, when consummated, will include the Ohio and Indiana operations of American Aggregates with more than 25 production facilities and will, in a single transaction, increase the Company's annual production capacity by more than 25 million tons -- in addition to adding over 1 billion tons of mineral reserves and 11,000 acres of property. Currently, American Aggregates is a leading supplier of aggregates products in Indianapolis, Cincinnati, Dayton and Columbus. If consummated, this acquisition would expand the Aggregates Division's business by adding operating facilities in the states of Indiana and Ohio and significant long-term mineral reserve capacity.

         The Company announced in February 1997 that it entered into agreements giving the Company rights to commercialize two proprietary technologies related to the Company's business. One of the agreements gives the Company the opportunity to pursue the use of certain composites technology for products where corrosion resistance and strength-to-weight ratios are important factors, such as bridge decks, rail cars and other structures. The other technology relates to a patented microwave technology used in cleaning the inside of mixer drums on ready mixed concrete trucks. Both of these technologies, if fully developed by the Company, would complement and expand the Company's business in areas in which it has expertise.

BUSINESS SEGMENT INFORMATION

         The Company operates in two principal business segments. These segments are aggregates products and magnesia-based products. Information concerning the Company's net sales, operating profit, assets employed and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 1996 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 and in "Note N: Segment Incorporation" of the "Notes to Financial Statements" on pages 24 and 25 of the Company's 1996 Annual Report to Shareholders (the "1996 Annual Report"), which information is incorporated herein by reference.

AGGREGATES

         The Company's aggregates segment processes and sells granite, sandstone, limestone, shell and other aggregates products for use in all sectors of the public infrastructure, industrial, commercial and residential construction industries. The Company is the United States' second largest producer of aggregates. In 1996, the Company shipped approximately 101 million tons of aggregates to customers in 25 Southeastern, Midwestern and Central states and 5 foreign countries, generating net sales and earnings from operations of $591.3 million and $109.4 million, respectively. In 1996, approximately 88% of the aggregates shipped by the Company were crushed stone, primarily granite and limestone, and approximately 12% were sand and gravel. The Company has focused on the production of aggregates and has not integrated vertically into other construction materials businesses.

         As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national and regional economic conditions, particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and changes in the level of infrastructure spending funded by the public sector. The Company's aggregates business is concentrated principally in the Southeast, Midwest and Central states. The addition of the Dravo operations opened extensive markets for the aggregates business along the Ohio and Mississippi River systems from Western Pennsylvania throughout the central and southern United States. The recently-acquired distribution centers along the Gulf of Mexico and Atlantic coasts, as well as operating facilities in the Bahamas, have provided entry into those new markets for aggregates. The Gulf and Atlantic coastal areas are being supplied primarily from the Bahamas location, two large quarries on the Ohio River system and a Canadian quarry on the Strait of Canso in Nova Scotia, the assets related to which were purchased in October 1995 by the Company (the "Canadian Acquisition"). The Company's business is accordingly affected by the economies in these regions.

         The Company's aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. Accordingly, the Company's second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results.

         Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, the size of the market area of an aggregates quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. Access to water distribution as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition, enables the Company to extend its market reach in the coastal markets and areas immediately contiguous thereto.

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will not have a materially adverse effect upon its business.

         Management believes the Company's raw material reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production in its aggregates segment.

         The Company generally delivers products in its aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

MAGNESIA-BASED PRODUCTS

         The Company also manufactures and markets dolomitic lime and magnesia-based products, including heat-resistant refractory products for the steel industry and magnesia-based chemicals products for industrial, agricultural and environmental uses, including wastewater treatment, sulphur dioxide scrubbing and acid neutralization. In 1996, the Company's Magnesia Specialties Division generated net sales of $130.7 million and earnings from operations of $11.3 million. Magnesia Specialties' refractory and dolomitic lime products are sold primarily to the steel industry, and such sales are affected by economic conditions in that industry.

         As of March 10, 1997, the Company owns, or has the right to use, approximately 20 patents granted by various countries and approximately 70 trademarks related to its Magnesia Specialties business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company's business as a whole.

         The principal raw materials used in the Company's magnesia-based products are lime, brine and imported magnesia. Management believes that its reserves of limestone to produce lime and its reserves of brine are sufficient to permit production at present operational levels for the foreseeable future. The supply of magnesia is abundant worldwide. In 1996, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices. Alternatively, the Company believes it could adjust its mix of products and/or increase production capacity at its Manistee, Michigan operation.

         The Company generally delivers its magnesia-based products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for magnesia-based products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. The Company has provided extended payment terms to certain international customers.

CUSTOMERS

         No material part of the business of either segment of the Company is dependent upon a single customer or upon a few customers, the loss of any one of which would have a material adverse effect on the segment. The Company's products are sold principally to private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof.

COMPETITION

         Because of the impact of transportation costs on the aggregates business, competition in each of the Company's aggregates markets tends to be limited to producers in proximity to the Company's production facilities. Although the Company experiences competition in all of its markets, it believes that it is generally a leading producer in the market areas it serves. Competition is based primarily on quarry location and price, but quality of aggregates and level of customer service are also factors.

         The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest producer accounts for less than 6% of the total market. The Company competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition, has enhanced the Company's ability to compete in certain extended market areas. Certain of the Company's competitors in the aggregates industry have greater financial resources than the Company.

         The Magnesia Specialties Division of the Company competes with various companies in different geographic and product markets. The Company believes that the Magnesia Specialties Division is one of the largest suppliers of monolithic (unshaped) refractory products and dolomitic lime to the steel industry in the United States and one of the largest suppliers of magnesia-based chemicals products to various industries. The Company's largest competitor for monolithic refractory sales in the basic oxygen steel furnace market is Mineral Technologies, Inc., and its largest competitor for hydroxide slurry is The Dow Chemical Company.

The division competes principally on the basis of quality, price and technical support for its products. The Magnesia Specialties Division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $19.2 million in sales in 1996 (representing approximately 15% of total sales of the Company's magnesia-based segment) principally in Canada, Mexico, the United Kingdom, France and Korea. The Magnesia Specialties Division's sales to foreign customers were $16.0 million in 1995 and $12.9 million in 1994.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development activities for its magnesia-based products segment at its laboratory located near Baltimore, Maryland. In general, the Company's research and development efforts are directed to applied technological development for the use of its refractories and chemicals products. The Company spent approximately $1.9 million in 1996, $1.9 million in 1995 and $2.0 million in 1994 on research and development activities.

ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company's businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future. In accordance with the Company's accounting policy for environmental costs, amounts are not accrued and included in the Company's financial statements until it is probable that a liability has been incurred and such amount can be estimated reasonably. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company's operations or financial condition.

         The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company's operations or financial condition. See "Legal Proceedings" on page 10 of this Form 10-K and "Note M: Contingencies" of the "Notes to Financial Statements" on page 24 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 of the 1996 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

         In general, quarry sites must comply with noise, water discharge and dust suppression regulations, zoning and special use permitting requirements, applicable mining regulations and federal health and safety requirements. As new quarry sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry and production facilities can be situated substantial distances from surrounding property owners. The Company maintains a centralized blasting function for all of its quarry operations, and develops blasting plans designed to minimize disturbances to surrounding property owners.

         The Company is required by state laws to reclaim quarry sites after use. The Company generally reclaims its quarries on an ongoing basis, reclaiming mined-out areas of the quarry while continuing operations at other areas of the site. Historically, the Company has not incurred extraordinary or substantial costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development.

         As is the case with other companies in the same industries, some of the Company's products contain varying amounts of crystalline silica, a common mineral. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with non-malignant lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." In October 1996, the International Agency for Research on Cancer issued another report stating that "inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans." The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular. The Company has not been made a party to any litigation regarding crystalline silica.

         At the Magnesia Specialties Division's Manistee, Michigan facility, the Company maintains a stockpile of off-specification magnesia and binder materials, and fine-particle product generated in processing magnesium oxide. These materials are used at the Manistee plant as a portion of the feed stock for producing lower magnesium level products. This stockpile of recyclable materials currently contains approximately 74,000 cubic yards of material and has been reduced over the past five years at a rate of approximately 3,000 to 6,000 cubic yards per year. In 1986, the EPA investigated the stockpile for possible designation under the Comprehensive Environmental Response Compensation and Liability Act (the "Superfund" statute), but has not taken any action since that date. In addition, the Michigan Department of Natural Resources is reviewing information submitted by the Company to determine whether the pile should be classified as "low hazard industrial waste." If the pile is so classified, the Company would be required to obtain an appropriate license for the continued storage of these recyclable materials, which might require pile modifications. Such modifications would require either the installation of a pad under the pile, the construction of a berm surrounding the pile, the installation of monitoring wells or a combination of the foregoing. Because of the limited expense of any such modifications, the Company believes that such modifications would not have a material adverse effect on the Company's operations or its financial condition.

         As a result of the processing of dolomitic limestone at the Magnesia Specialties Division's Woodville, Ohio facility, lime kiln dust ("LKD") is produced as a by-product. The Ohio Environmental Protection Agency has promulgated regulations that apply to the disposal of LKD. The Company, along with other lime producers, is currently meeting with state regulators to clarify the applicability and scope of these regulations. Depending upon the result of these ongoing discussions, the Company may be required to incur certain compliance costs. The Company believes that any such costs would not have a material adverse effect on the Company's operations or its financial condition.

         The United States Environmental Protection Agency (the "EPA") in November 1996 proposed certain changes to the regulations relating to the standard for particulate matter in connection with air quality. The proposed changes would, among other things, regulate the emission of fine particles (smaller than 2.5 microns) in addition to the coarse particles currently regulated. If adopted, as proposed, the regulations would impact many industries, including the aggregates industry. Since the proposed changes are currently in preliminary form, it is not known what the applicability and scope of any final revisions to the regulations will be to the aggregates industry generally and thus to the Company. Since the Company cannot predict the final form of the regulations, the Company cannot provide assurances that there will not be a material adverse effect on the Company's financial position or on its results of operations.

EMPLOYEES

         As of March 10, 1997, the Company has approximately 4,000 employees. Approximately 2,950 are hourly employees and approximately 1,050 are salaried employees. Included among these employees are approximately 800 hourly employees represented by labor unions. Approximately 17% of the Company's Aggregates Division's hourly employees are members of a labor union, while 95% of the Magnesia Specialties Division's hourly employees are represented by labor unions. The Company's principal union contracts cover employees at the Manistee, Michigan magnesia-based products plant and the Woodville, Ohio lime plant. The Manistee labor union contract expires in 1999. The Woodville labor union contract, which expired at the end of May 1996, was renegotiated and a new four-year agreement was reached without any disruption to normal operations. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

AGGREGATES

         As of March 10, 1997, the Company processed or shipped aggregates from 211 quarries and distribution yards in 19 states in the Southeast, Midwest and Central United States and in Canada and the Bahamas, of which 69 are located on land owned by the Company free of major encumbrances, 53 are on land owned in part and leased in part, 82 are on leased land, and 7 are on facilities neither owned nor leased, where raw materials are removed under an agreement.

MAGNESIA-BASED PRODUCTS

         The magnesia-based products division currently operates major manufacturing facilities in Manistee, Michigan and Woodville, Ohio, and smaller processing plants in River Rouge, Michigan, Bridgeport, Connecticut, Lenoir City, Tennessee and Pittsburgh, Pennsylvania. All of these facilities are owned in fee, except Pittsburgh and Lenoir City, which are leased. In addition, the Company has entered into several third-party toll-manufacturing agreements pursuant to which it processes Chinese magnesite, including a Louisiana facility on the Gulf of Mexico coast.

OTHER PROPERTIES

         The Company's corporate headquarters, which it owns, is located in Raleigh, North Carolina. The Company leases administrative offices and a research and development laboratory for its Magnesia Specialties Division in Baltimore, Maryland.

         The Company's principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are well maintained, and are generally suitable and adequate for the purposes for which they are used. The principal properties are believed to be utilized at average productive capacities of approximately 85% and are capable of supporting a higher level of market demand.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time claims are asserted against the Company arising out of its operations in the normal course of business. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of litigation and other proceedings relating to the Company, including those relating to environmental matters and those described specifically below, will have a material adverse effect on the Company's operations or its financial condition; however, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on the Company.

         The Company is involved in litigation in the State District Court of Morris County, Texas, James Fowler, Jr. v. Union Carbide Corporation. This case was commenced on November 9, 1987 as separate claims for unspecified amounts of monetary damages (joined in one lawsuit) by approximately 3,000 plaintiffs against approximately 400 defendants. The case involves claims asserted by former employees of Lone Star Steel Company alleging injuries to their health suffered by exposure to the products supplied to Lone Star's facility in Morris County, Texas since 1947. It is the Company's understanding that the current and former defendants in the litigation constitute almost every supplier to the facility, regardless of the type of product supplied. The plaintiffs in this litigation have alleged that all defendants are jointly and severally liable for any recoverable damages. By making an allegation of joint and several liability, the plaintiffs claim that any defendant found to be liable should potentially be liable for damages caused by all defendants. The Company believes it has been made a party to the litigation because it supplied refractory products to the Lone Star facility and believes that exposure to its products did not lead to the injuries claimed by the plaintiffs.

         See also "Note M: Contingencies" of the "Notes to Financial Statements" on page 24 of the 1996 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 of the 1996 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

               FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

         This Annual Report on Form 10-K contains statements which constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those arising out of economic, climactic, political, regulatory, competitive and other factors. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition" on page 6 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 of the 1996 Annual Report and "Note A: Accounting Policies" and "Note M: Contingencies" of the "Notes to Financial Statements" on pages 15 through 16 and 24, respectively, of the Audited Consolidated Financial Statements included in the 1996 Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 10, 1997:

                                    PRESENT POSITION        YEAR ASSUMED      OTHER POSITIONS AND OTHER BUSINESS
      NAME                 AGE      AT MARCH 10, 1997     PRESENT POSITION   EXPERIENCE WITHIN THE LAST FIVE YEARS
      ----                 ---     ------------------     ----------------   -------------------------------------
Stephen P. Zelnak, Jr.     52      Vice Chairman of the         1996         President, Martin Marietta Materials Group
                                   Board of Directors                        (1992-1993)
                                   President and Chief          1993
                                   Executive Officer

Philip J. Sipling          49      Sr. Vice President           1993         Vice President, Martin Marietta
                                   and President of                          Aggregates Division (1989-1993)
                                   Magnesia Specialties
                                   Division

Robert R. Winchester       59      Sr. Vice President           1993         Vice President Operations,
                                   and Executive Vice                        Martin Marietta Aggregates
                                   President of                              Division (1982-1993)
                                   Aggregates Division

Janice K. Henry            45      Vice President and           1994         Vice President, Business Mgmt.,
                                   Chief Financial Officer                   Martin Marietta Astronautics (1992-1993)
                                   Treasurer                    1996

Bruce A. Deerson           45      Vice President,              1993         General Counsel - Martin Marietta
                                   Secretary and                             Materials Group (1988-1993)
                                   General Counsel

Jonathan T. Stewart        48      Vice President,              1993         Vice President, Human Resources,
                                   Human Resources                           Martin Marietta Aggregates
                                                                             Division (1990-1992)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         There were approximately 1,820 holders of record of Martin Marietta Materials, Inc. common stock, $.01 par value, as of March 10, 1997. The Company's Common Stock is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption "Quarterly Performance (Unaudited)" on page 36 of the 1996 Annual Report, and that information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required in response to this Item 6 is included under the caption "Five Year Summary" on page 37 of the 1996 Annual Report, and that information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 of the 1996 Annual Report, and that information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in response to this Item 8 is included under the caption "Statement of Earnings," "Balance Sheet," "Statement of Cash Flows," "Statement of Shareholders' Equity," "Notes to Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quarterly Performance (Unaudited)" on pages 11 through 36 of the 1996 Annual Report, and that information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Compliance With
Section 16(a) of the Exchange Act" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year ended December 31, 1996 (the "1997 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on page 12 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item 11 is included under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's 1997 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required in response to this Item 12 is included under the captions "Voting Securities and Record Date" and "Beneficial Ownership of Shares" in the Company's 1997 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," and "Certain Related Transactions" in the Company's 1997 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS FORM 10-K.

         The following financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 1996 Annual Report, are incorporated by reference into Item 8 on page 13 of this Form 10-K. Page numbers refer to the 1996 Annual Report:

                                                                           Page
                                                                           ----
                  Balance Sheet--                                           12
                    December 31, 1996 and 1995

                  Statement of Earnings--                                   11
                    Years ended December 31, 1996, 1995 and 1994

                  Statement of Shareholders' Equity--                       14
                    Years ended December 31, 1996, 1995 and 1994

                  Statement of Cash Flows--                                 13
                    Years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements--                      15 through 25
                    Years ended December 31, 1996, 1995, and 1994

    (2)  LIST OF FINANCIAL STATEMENT SCHEDULES FILED AS PART OF THIS FORM 10-K.

         The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 14(d). The page number refers to this Form 10-K.

         Schedule II - Valuation and Qualifying Accounts....................20

         All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

         The report of the Company's independent auditors with respect to the above-referenced financial statements appears on page 10 of the 1996 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company's independent auditors appear on page 30 of this Form 10-K.

         The report of the Dravo Basic Materials Company, Inc. and subsidiaries' independent auditors with respect to the Dravo Basic Materials Company, Inc. and subsidiaries' financial statements as of

         December 29, 1994 and for the period from January 1, 1994 through December 29, 1994, which independent auditors' report is hereby incorporated by reference in this Form 10-K. The consent of the Dravo Basic Materials Company, Inc. and subsidiaries' independent auditors appears on page 31 of this Form 10-K.

    (3)  EXHIBITS

         The list of Exhibits on the accompanying Index of Exhibits on pages 17 through 19 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by an asterisk.

(b)      REPORTS ON FORM 8-K

         On October 25, 1996, the Company filed a Current Report on Form 8-K in connection with the following events:

                           (1) Adoption of a shareholder rights plan. (2) On
                  October 15, 1996, the Company declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock, payable to shareholders of record at the close of business on October 21, 1996, and with respect to the Common Stock issued thereafter until a distribution date and, in certain circumstances, with respect to the Common Stock issued after the distribution date. Each right, when it becomes exercisable, generally entitles the registered holder to purchase from the Company a unit consisting initially of one one-thousandth of a share (a "Unit") of Junior Participating Class A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of the Company, at a purchase price of $100 per Unit, subject to adjustment. The description and terms of the rights are set forth on a Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent. On October 21, 1996, the Company filed a registration statement (Form 8-A) in connection with the registration of the Rights to Purchase Junior Participating Class A Preferred Stock, a new class of securities of the Company. A copy of the Rights Agreement is filed as an Exhibit hereto. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement. (3) Completion of split-off of the Company by Lockheed Martin Corporation. (4) On October 21, 1996, Lockheed Martin Corporation and the Company jointly announced the successful completion of the split-off of the Company from Lockheed Martin Corporation. (5) Effectiveness of anti-takeover amendments to charter and bylaws. (6) Effective on October 21, 1996, various amendments to the articles of incorporation and bylaws of the Company that were approved at the Special Meeting of Shareholders held on September 27, 1996, became effective. (7) Release of third quarter earnings results. (8) On October 21, 1996, the Company issued a press release announcing financial results for the third quarter and nine months ended September 30, 1996.

(c)      INDEX OF EXHIBITS


Exhibit
   No.                                                                              Page
-------                                                                             ----
  3.01     --Restated Articles of Incorporation of the Company, as amended
                  (incorporated by reference to Exhibits 3.1 and 3.2 to the
                  Martin Marietta Materials, Inc. Current Report on Form 8-K,
                  filed on October 25, 1996)

  3.02     --Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Martin Marietta Materials, Inc. Current
                  Report on Form 8-K, filed on October 25, 1996)

  4.01     --Specimen Common Stock Certificate (incorporated by reference to
                  Exhibit 4.01 to the Martin Marietta Materials, Inc.
                  registration statement on Form S-1 (SEC Registration No.
                  33-72648))

 *4.02    --Articles 2 and 8 of the Company's Restated Articles of Incorporation,
                  as amended

 *4.03    --Article I of the Company's Restated Bylaws, as amended

  4.04    --Indenture dated as of December 1, 1995 between Martin Marietta
                  Materials, Inc. and First Union National Bank of North
                  Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form
                  S-3 (SEC Registration No. 33-99082))

  4.05    --Form of Martin Marietta Materials, Inc. 7% Debenture due 2025
                  (incorporated by reference to Exhibit 4(a)(i) to the Martin
                  Marietta Materials, Inc. registration statement on Form S-3
                  (SEC Registration No. 33-99082))

 10.01    --Assumption Agreement between the Company and Martin Marietta
                  Technologies, Inc. (now known as Lockheed Martin Corporation) dated as of November 12, 1993 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc.
                  registration statement on Form S-1 (SEC Registration No.
                  33-72648))

 10.02    --Transfer and Capitalization Agreement dated as of November 12, 1993 among Martin Marietta Technologies, Inc. (now known as
                  Lockheed Martin Corporation), Martin Marietta Investments
                  Inc. and the Company (incorporated by reference to Exhibit
                  10.02 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

 10.03    --Tax Assurance Agreement dated as of September 13, 1996 between the
                  Company and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials,
                  Inc. Form 10-Q for the quarter ended September 30, 1996)

 10.04    --Supplemental Tax Sharing Agreement dated as of September 13, 1996 between the Company and Lockheed Martin Corporation
                  (incorporated by reference to Exhibit 10.09 to the Martin
                  Marietta Materials, Inc. Form 10-Q for the quarter ended
                  September 30, 1996)


--------------------
*Filed herewith


Exhibit
   No.                                                                              Page
-------                                                                             ----
 10.05     --Rights Agreement, dated as of October 21, 1996, between the
                  Company and First Union National Bank of North Carolina, as
                  Rights Agent, which includes the Form of Articles of Amendment
                  With Respect to the Junior Participating Class A Preferred
                  Stock of Martin Marietta Materials, Inc., as Exhibit A, the
                  Form of Rights Certificate, as Exhibit B, and the Summary of
                  Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials,
                  Inc. registration statement on Form 8-A, filed with the
                  Securities and Exchange Commission on October 21, 1996)

*10.06     --Revolving Credit Agreement dated as of January 29, 1997 among the Company and Morgan Guaranty Trust Company of
                  New York, as Agent Bank

 10.07     --Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan
                  (incorporated by reference to Exhibit 10.05 to the Martin
                  Marietta Materials, Inc. Form 10-Q for the quarter ended
                  September 30, 1996)**

 10.08     --Martin Marietta Materials, Inc. Shareholder Value Achievement Plan
                  (incorporated by reference to Exhibit 10.06 to the Martin
                  Marietta Materials, Inc. Form 10-Q for the quarter ended
                  September 30, 1996)**

 10.09     --Form of Martin Marietta Materials, Inc. Employment Protection
                  Agreement (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**

*10.10     --Amended and Restated Martin Marietta Materials, Inc. Common Stock
                  Purchase Plan for Directors**

 10.11     --Martin Marietta Corporation (now known as Lockheed Martin
                  Corporation) 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's registration statement on Form
                  S-4 (SEC Registration No. 33-57645) and Exhibit 10(cc) to
                  Lockheed Martin Corporation's Annual Report on 10-K for the year ended December 31, 1995)**

 10.12     --Martin Marietta Materials, Inc. Executive Incentive Plan, as amended
                  (incorporated by reference to Exhibit 10.18 to the Martin
                  Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**

 10.13     --Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to Martin Marietta Materials, Inc.
                  Form 10-Q for the quarter ended June 30, 1995)**

*11.01     --Computation of earnings per common share for the years ended December
                  31, 1996 and 1995





------------------
 *Filed herewith
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K


Exhibit
   No.                                                                              Page
-------                                                                             ----

*12.01   --Computation of ratio of earnings to fixed charges for the year ended
                  December 31, 1996

*13.01   --Martin Marietta Materials, Inc. 1996 Annual Report to Shareholders,
                  portions of which are incorporated by reference in this Form
                  10-K. Those portions of the 1996 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report

*21.01   --List of subsidiaries of Martin Marietta Materials, Inc.

*23.01   --Consent of Ernst & Young LLP, Independent Auditors for Martin
                  Marietta Materials, Inc. and consolidated subsidiaries

*23.02   --Consent of KPMG Peat Marwick LLP, Independent Auditors for Dravo
                  Basic Materials Company, Inc. and subsidiaries

*24.01   --Powers of Attorney

*27.01   --Financial Data Schedule (for Securities and Exchange Commission use
                  only)




Other material incorporated by reference:
         Martin Marietta Materials, Inc.'s 1997 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1997 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.





------------------
  *Filed herewith

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES


           COL. A                       COL. B             COL. C                COL. D         COL. E
---------------------------------------------------------------------------------------------------------------------------------

                                                         ADDITIONS
                                                    --------------------
                                                                 (2)
                                                      (1)     CHARGED TO
                                       BALANCE AT  CHARGED TO   OTHER
                                      BEGINNING OF COSTS AND   ACCOUNTS--      DEDUCTIONS--  BALANCE AT END
        DESCRIPTION                      PERIOD     EXPENSES   DESCRIBE          DESCRIBE      OF PERIOD
        -----------                      ------     --------   --------          --------      ---------

                                                           (AMOUNTS IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts          $ 4,450      $ --        $ --           $1,500(a)      $ 2,950
Allowance for affiliates receivable          954        --          --              954(b)         --
Inventory valuation allowance              7,370        --          --            1,292(c)        6,078
Amortization of intangible assets         17,268       5,060        --              284(d)       22,044


YEAR ENDED DECEMBER 31, 1995

Allowance for doubtful accounts          $ 2,950      $ --        $1,500(e)      $ --           $ 4,450
Allowance for affiliates receivable        1,300        --          --              346(b)          954
Inventory valuation allowance              6,269        --         1,240(e)         139(c)        7,370
Amortization of intangible assets         12,095       5,173        --             --            17,268


YEAR ENDED DECEMBER 31, 1994

Allowance for doubtful accounts          $ 3,403      $1,051      $ --           $1,504(b)      $ 2,950
Allowance for affiliates receivable          330         970        --             --             1,300
Inventory valuation allowance              5,129       1,140        --             --             6,269
Amortization of intangible assets         10,047       3,224        --            1,176(d)       12,095



(a)  To adjust allowance for change in estimates.
(b)  Uncollectible accounts written off, net of recoveries.
(c)  Inventory revaluation adjustments.
(d)  Fully-amortized intangible assets written off.
(e)  Purchase accounting adjustments.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MARTIN MARIETTA MATERIALS, INC.



                                          By:  /s/ Bruce A. Deerson
                                               --------------------------
                                               Bruce A. Deerson
                                               Vice President, Secretary
                                               and General Counsel






                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Bruce A. Deerson and Roselyn R. Bar, jointly and severally, as his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Dated:  March 13, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                     Title                         Date


/s/Marcus C. Bennett            Chairman of the Board           March 13, 1997
----------------------------
Marcus C. Bennett


/s/Stephen P. Zelnak, Jr.       Vice Chairman of the Board,     March 13, 1997
----------------------------    President and Chief Executive
Stephen P. Zelnak, Jr.          Officer



/s/Janice K. Henry              Vice President, Chief           March 13, 1997
----------------------------    Financial Officer and
Janice K. Henry                 Treasurer



/s/Edward D. Miles              Vice President, Controller      March 13, 1997
----------------------------    and Chief Accounting Officer
Edward D. Miles


/s/Richard G. Adamson           Director                        March 13, 1997
----------------------------
Richard G. Adamson


/s/Bobby F. Leonard             Director                        March 13, 1997
----------------------------
Bobby F. Leonard


/s/William E. McDonald          Director                        March 13, 1997
----------------------------
William E. McDonald


/s/Frank H. Menaker, Jr.        Director                        March 13, 1997
----------------------------
Frank H. Menaker, Jr.


/s/James M. Reed                Director                        March 13, 1997
----------------------------
James M. Reed

/s/William B. Sansom                        Director           March 13, 1997
----------------------------------------
William B. Sansom


/s/Richard A. Vinroot                       Director           March 13, 1997
----------------------------------------
Richard A. Vinroot

                                    EXHIBITS



Exhibit
   No.                                                                              Page
-------                                                                             ----
  3.01     --Restated Articles of Incorporation of the Company, as amended
                  (incorporated by reference to Exhibits 3.1 and 3.2 to the
                  Martin Marietta Materials, Inc. Current Report on Form 8-K,
                  filed on October 25, 1996)

  3.02     --Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Martin Marietta Materials, Inc. Current
                  Report on Form 8-K, filed on October 25, 1996)

  4.01     --Specimen Common Stock Certificate (incorporated by reference to
                  Exhibit 4.01 to the Martin Marietta Materials, Inc.
                  registration statement on Form S-1 (SEC Registration No.
                  33-72648))

 *4.02    --Articles 2 and 8 of the Company's Restated Articles of Incorporation,
                  as amended

 *4.03    --Article I of the Company's Restated Bylaws, as amended

  4.04    --Indenture dated as of December 1, 1995 between Martin Marietta
                  Materials, Inc. and First Union National Bank of North
                  Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form
                  S-3 (SEC Registration No. 33-99082))

  4.05    --Form of Martin Marietta Materials, Inc. 7% Debenture due 2025
                  (incorporated by reference to Exhibit 4(a)(i) to the Martin
                  Marietta Materials, Inc. registration statement on Form S-3
                  (SEC Registration No. 33-99082))

 10.01    --Assumption Agreement between the Company and Martin Marietta
                  Technologies, Inc. (now known as Lockheed Martin Corporation) dated as of November 12, 1993 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc.
                  registration statement on Form S-1 (SEC Registration No.
                  33-72648))

 10.02    --Transfer and Capitalization Agreement dated as of November 12, 1993 among Martin Marietta Technologies, Inc. (now known as
                  Lockheed Martin Corporation), Martin Marietta Investments
                  Inc. and the Company (incorporated by reference to Exhibit
                  10.02 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

 10.03    --Tax Assurance Agreement dated as of September 13, 1996 between the
                  Company and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials,
                  Inc. Form 10-Q for the quarter ended September 30, 1996)

 10.04    --Supplemental Tax Sharing Agreement dated as of September 13, 1996 between the Company and Lockheed Martin Corporation
                  (incorporated by reference to Exhibit 10.09 to the Martin
                  Marietta Materials, Inc. Form 10-Q for the quarter ended
                  September 30, 1996)


--------------------
*Filed herewith


Exhibit
   No.                                                                              Page
-------                                                                             ----
 10.05     --Rights Agreement, dated as of October 21, 1996, between the
                  Company and First Union National Bank of North Carolina, as
                  Rights Agent, which includes the Form of Articles of Amendment
                  With Respect to the Junior Participating Class A Preferred
                  Stock of Martin Marietta Materials, Inc., as Exhibit A, the
                  Form of Rights Certificate, as Exhibit B, and the Summary of
                  Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials,
                  Inc. registration statement on Form 8-A, filed with the
                  Securities and Exchange Commission on October 21, 1996)

*10.06     --Revolving Credit Agreement dated as of January 29, 1997 among the Company and Morgan Guaranty Trust Company of
                  New York, as Agent Bank

 10.07     --Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan
                  (incorporated by reference to Exhibit 10.05 to the Martin
                  Marietta Materials, Inc. Form 10-Q for the quarter ended
                  September 30, 1996)**

 10.08     --Martin Marietta Materials, Inc. Shareholder Value Achievement Plan
                  (incorporated by reference to Exhibit 10.06 to the Martin
                  Marietta Materials, Inc. Form 10-Q for the quarter ended
                  September 30, 1996)**

 10.09     --Form of Martin Marietta Materials, Inc. Employment Protection
                  Agreement (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**

*10.10     --Amended and Restated Martin Marietta Materials, Inc. Common Stock
                  Purchase Plan for Directors**

 10.11     --Martin Marietta Corporation (now known as Lockheed Martin
                  Corporation) 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's registration statement on Form
                  S-4 (SEC Registration No. 33-57645) and Exhibit 10(cc) to
                  Lockheed Martin Corporation's Annual Report on 10-K for the year ended December 31, 1995)**

 10.12     --Martin Marietta Materials, Inc. Executive Incentive Plan, as amended
                  (incorporated by reference to Exhibit 10.18 to the Martin
                  Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**

 10.13     --Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to Martin Marietta Materials, Inc.
                  Form 10-Q for the quarter ended June 30, 1995)**

*11.01     --Computation of earnings per common share for the years ended December
                  31, 1996 and 1995





------------------
 *Filed herewith
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K


Exhibit
   No.                                                                              Page
-------                                                                             ----

*12.01   --Computation of ratio of earnings to fixed charges for the year ended
                  December 31, 1996

*13.01   --Martin Marietta Materials, Inc. 1996 Annual Report to Shareholders,
                  portions of which are incorporated by reference in this Form
                  10-K. Those portions of the 1996 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report

*21.01   --List of subsidiaries of Martin Marietta Materials, Inc.

*23.01   --Consent of Ernst & Young LLP, Independent Auditors for Martin
                  Marietta Materials, Inc. and consolidated subsidiaries

*23.02   --Consent of KPMG Peat Marwick LLP, Independent Auditors for Dravo
                  Basic Materials Company, Inc. and subsidiaries

*24.01   --Powers of Attorney (included in this Form 10-K at Page 21)

*27.01   --Financial Data Schedule (for Securities and Exchange Commission use
                  only)





Other material incorporated by reference:
         Martin Marietta Materials, Inc.'s 1997 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1997 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.











------------------
  *Filed herewith