Form 10-Q
period 1997-03-31
MARTIN MARIETTA MATERIALS INC
filed 1997-05-14
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

Commission File Number  1-12744

                         MARTIN MARIETTA MATERIALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                            56-1848578
---------------------------------------- ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

     2710 Wycliff Road, Raleigh, NC                   27607-3033
---------------------------------------- ---------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 919-781-4550



Former name:                          None
                     --------------------------------------
                     Former name, former address and former
                       fiscal year, if changes since last
                                     report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                         Outstanding as of April 30, 1997
----------------------------------------       --------------------------------

     Common Stock, $.01 par value                         46,079,604

                           Exhibit Index is on Page 17

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1997


                                      INDEX


                                                                            Page

Part I.  Financial Information:

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1996                     3

                  Condensed Consolidated Statements of Earnings -
                    Three Months Ended March 31, 1997 and 1996               4

                  Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1997 and 1996               5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      10


Part II. Other Information:

         Item 1.  Legal Proceedings.                                        15

         Item 4.  Submission of Matters to a Vote of Security Holders.      15

         Item 5.  Other Information.                                        15

         Item 6.  Exhibits and Reports on Form 8-K.                         16

Signatures                                                                  16

Exhibit Index                                                               17

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,         December 31,
                                                               1997               1996
                                                             ---------          ---------
                                                                (Thousands of Dollars)
ASSETS
Current assets:
 Cash and cash equivalents                                   $   8,424          $    --
 Accounts receivable, net                                      108,458            134,207
 Inventories, net                                              118,281            113,774
 Deferred income tax benefit                                    15,627             15,547
 Other current assets                                            6,692              7,638
                                                             ---------          ---------
         Total Current Assets                                  257,482            271,166
                                                             ---------          ---------

Property, plant and equipment                                  998,771            981,214
Allowances for depreciation, depletion and
  amortization                                                (585,726)          (572,394)
                                                             ---------          ---------
Net property, plant and equipment                              413,045            408,820

Other noncurrent assets                                         27,871             25,764
Cost in excess of net assets acquired                           40,571             39,952
Other intangibles                                               23,772             23,216
                                                             ---------          ---------

         Total Assets                                        $ 762,741          $ 768,918
                                                             =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Book overdraft                                              $    --            $   4,260
 Accounts payable                                               29,678             36,420
 Accrued salaries, benefits and payroll taxes                   16,315             17,858
 Accrued insurance and other taxes                              10,064              7,930
 Income taxes                                                    8,836             13,388
 Current maturities of long-term debt                            1,213              1,273
 Other current liabilities                                       8,212              7,015
                                                             ---------          ---------
         Total Current Liabilities                              74,318             88,144

Long-term debt                                                 125,836            125,890
Pension, postretirement, and postemployment benefits            54,585             52,646
Other noncurrent liabilities                                     8,258              7,669
Noncurrent deferred income taxes                                15,383             13,592
                                                             ---------          ---------
         Total Liabilities                                     278,380            287,941
                                                             ---------          ---------
Shareholders' equity:
 Common stock, par value $.01 per share                            461                461
 Additional paid-in capital                                    331,309            331,303
 Retained earnings                                             152,591            149,213
                                                             ---------          ---------
         Total Shareholders' Equity                            484,361            480,977
                                                             ---------          ---------

         Total Liabilities and Shareholders' Equity          $ 762,741          $ 768,918
                                                             =========          =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS




                                                              Three Months Ended
                                                                    March 31,
                                                      ----------------------------------
                                                           1997                  1996
                                                      ------------          ------------
                                                 (Thousands of Dollars, Except Per Share Data)

Net sales                                             $    158,163          $    136,547
Cost of sales                                              128,019               112,742
                                                      ------------          ------------
         Gross Profit                                       30,144                23,805

Selling, general & administrative expense                   15,299                14,736
Research and development                                       492                   475
                                                      ------------          ------------
         Earnings from Operations                           14,353                 8,594

Interest expense                                            (2,201)               (3,174)
Other income and expenses, net                               1,469                 1,170
                                                      ------------          ------------
         Earnings before Taxes on Income                    13,621                 6,590

Taxes on income                                              4,714                 2,253
                                                      ------------          ------------

         Net Earnings                                 $      8,907          $      4,337
                                                      ============          ============


Net earnings per share                                $       0.19          $       0.09
                                                      ============          ============

Average number of common shares outstanding             46,079,530            46,079,300
                                                      ============          ============


See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                        1997               1996
                                                                      --------          ---------
                                                                         (Thousands of Dollars)
Operating activities:
 Net earnings                                                         $  8,907          $   4,337

 Adjustments to reconcile earnings to cash
 provided by operating activities:
   Depreciation, depletion and amortization                             16,334             14,912
   Other items, net                                                        175                174
 Changes in operating assets and liabilities:
   Accounts receivable                                                   1,980             (3,026)
   Inventories                                                          (3,376)            (6,515)
   Accounts payable                                                     (6,742)            (2,210)
   Other assets and liabilities, net                                        74             (1,408)
                                                                      --------          ---------

 Net cash provided by operating activities                              17,352              6,264
                                                                      --------          ---------

Investing activities:
 Additions to property, plant and equipment                            (14,849)           (11,264)
 Acquisitions, net                                                      (9,159)              --
 Transactions with Lockheed Martin Corporation                          23,768             87,369
 Other investing activities, net                                         1,216              3,995
                                                                      --------          ---------

 Net cash provided by investing activities                                 976             80,100
                                                                      --------          ---------

Financing activities:
 Repayments of long-term debt, net                                        (114)          (101,046)
 Dividends                                                              (5,530)            (5,068)
 Loan payable to Lockheed Martin Corporation                              --               18,775
                                                                      --------          ---------

 Net cash used for financing activities                                 (5,644)           (87,339)
                                                                      --------          ---------

 Net increase (decrease) in cash and cash equivalents                   12,684               (975)
 Book overdraft, beginning of period                                    (4,260)            (2,927)
                                                                      --------          ---------

 Cash and cash equivalents (book overdraft), end of period            $  8,424          $  (3,902)
                                                                      ========          =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 25, 1997. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2.       Inventories

                                                              March 31,         December 31,
                                                                1997               1996
                                                             ---------          ---------
                                                                    (In Thousands)

         Finished products                                   $  93,440          $  85,363
         Product in process and raw materials                   11,817             14,682
         Supplies and expendable parts                          19,696             19,807
                                                             ---------          ---------
                                                               124,953            119,852
         Less allowances                                        (6,672)            (6,078)
                                                             ---------          ---------

         Total                                               $ 118,281          $ 113,774
                                                             =========          =========

3.       Long-Term Debt

                                                             March 31,         December 31,
                                                               1997               1996
                                                             ---------          ---------
                                                                   (In Thousands)

         7% Debentures, due 2025                             $ 124,188          $ 124,185
         Acquisition notes, interest rates
            ranging from 7-1/2% to 10%                           2,232              2,254
         Other notes                                               629                724
                                                             ---------          ---------
                                                               127,049            127,163
         Less current maturities                                (1,213)            (1,273)
                                                             ---------          ---------

         Total                                               $ 125,836          $ 125,890
                                                             =========          =========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       Long-Term Debt (continued)

         On January 31, 1997, the Corporation's revolving credit agreement with Lockheed Martin Corporation ("Lockheed Martin") was, by its terms, terminated. Also during January, the Corporation entered into a new revolving credit agreement with a group of domestic and foreign banks which provides for borrowings of up to $150 million for general corporate purposes through January 2002. Borrowings under this agreement would be unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or
         (iii) a competitively determined rate (as defined on the basis of a bidding process). The revolving credit agreement contains several covenants, including specific financial covenants relating to leverage, limitations on encumbrances, and provisions which relate to certain changes of the Corporation's control. The Corporation is required to pay an annual loan commitment fee to the bank group. On May 2, 1997, the Corporation borrowed $10.0 million under this revolving credit agreement. See the "Liquidity and Capital Resources" discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of this Form 10-Q and
         Part II, Item 5 of this Form 10-Q on page 16.

         During the first quarter of 1996, the Corporation's 8-1/2% Notes were redeemed by the holders upon their maturity on March 1, 1996. During the period these Notes were outstanding, Lockheed Martin reimbursed the Corporation for the portion of the interest in excess of 5% per annum.

         The Corporation's interest payments were approximately $0.1 million in 1997 and $2.6 million in 1996 for the three months ended March 31.

4.       Income Taxes

         The Corporation accounts for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities on the consolidated balance sheet reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The Corporation's effective income tax rate for the first three months was 34.6% in 1997 and 34.2% in 1996. The effective rate for the first quarter of 1997 was lower than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. Consequently, the Corporation's effective tax rate reflects the effect of state income taxes, which has been more than offset by the favorable impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings, and earnings from nonconsolidated investments.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       Income Taxes (continued)

         Through October 1996, the results of operations of the Corporation are included in a consolidated federal income tax return with Lockheed Martin (see Note 5). Income taxes allocable to the operations of the Corporation through this date are calculated as if it had filed separate federal income tax returns for each tax reporting period.

         The Corporation's income tax payments were approximately $7.6 million in 1997 and $1.9 million in 1996, for the three months ended March 31.

5.       Related Party Transactions

         In October 1996, the Corporation's outstanding common stock that was held by Lockheed Martin became available to the public market when Lockheed Martin disposed of its 81% ownership interest. The transaction was completed by means of a split-off, which was an exchange offer pursuant to which Lockheed Martin stockholders were given the opportunity to exchange shares of Lockheed Martin common stock for shares of the Corporation's common stock. Through the consummation of the split-off transaction in October 1996 (the "Consummation Date"), the Corporation was charged by Lockheed Martin for certain general and administrative services, the cost of which was allocated to the Corporation generally using a formula that considered the Corporation's proportionate share of sales, payroll and properties. Currently, certain of these services are being provided still by Lockheed Martin under the terms of a transition agreement, the costs of which are based on current market rates. Services under the transition agreement will be terminated completely at various dates throughout the remainder of 1997.

         By its terms, the Corporation's cash management agreement with Lockheed Martin was terminated January 31, 1997. During the period that this agreement was in effect, the Corporation's cash balances were advanced to Lockheed Martin on an overnight basis and earned interest equal to the federal funds rate in effect from time to time. At year-end 1996, amounts owed to the Corporation were approximately $23.7 million, and for financial reporting purposes, were included with other current accounts receivable and reported in accounts receivable, net, in the accompanying balance sheet as of December 31, 1996.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.       Related Party Transactions (continued)

         Prior to the Consummation Date, such balances were included with amounts due from affiliates and included with affiliates receivable for financial reporting purposes. Additionally, any cash shortfalls of up to $2.0 million were funded on an overnight basis at the same interest rate under this same agreement. Cash shortfalls in excess of $2.0 million were funded under a revolving credit arrangement with Lockheed Martin that, by its terms, also was terminated on January 31, 1997 (see
         Note 3). Consequently, all funds held by Lockheed Martin under the terms of the cash management agreement were transferred to the Corporation during the quarter ended March 31, 1997, and invested under the terms of the Corporation's own cash management arrangement.

         Accordingly, the Corporation's cash balances transferred from Lockheed Martin are reflected in the net increase in cash and cash equivalents in the accompanying statement of cash flows for the quarter ended March 31, 1997, and included with cash and cash equivalents in the accompanying balance sheet as of such date.

6.       Contingencies

         In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

7.       Other Matters

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

         For financial reporting purposes, certain reclassifications have been made to 1996, to conform with the 1997 presentation. Such reclassifications had no effect on previously reported net earnings or retained earnings.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                   First Quarter Ended March 31, 1997 and 1996


OVERVIEW Martin Marietta Materials, Inc. (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominantly derived from its aggregates segment which processes and sells granite, sandstone, lime-stone, shell and other aggregates products from a network of more than 200 quarries and distribution facilities in 19 states in the southeastern, midwestern and central regions of the United States and in the Bahama islands and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

The Corporation maintained a strong overall financial condition during the first quarter of 1997 and maintains adequate capital resources to operate, compete and grow in an increasingly challenging and competitive environment. During the quarter, the Corporation continued the negotiations in connection with the proposed purchase of the common stock of American Aggregates Corporation, a wholly owned subsidiary of CSR America, Inc. There can be no assurance that the parties will reach resolution on all matters nor that the transaction will close. However, subject to successful resolution of open issues in connection with this acquisition, the transaction is expected to close during the second quarter of this year. Additionally, the Aggregates division completed the acquisition of four quarries located in the Midwest, along with a large portable stone crushing plant that is expected to be used to increase production capacity in the central United States to help meet anticipated demand for aggregates within this region.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $158.2 million, a 16% increase over 1996 first quarter sales of $136.5 million. Consolidated earnings from operations were $14.4 million in the first three months of 1997 compared with $8.6 million in the first three months of 1996. Consolidated net earnings for the quarter were $8.9 million, or $0.19 per share, an increase of $4.6 million from 1996 first quarter net earnings of $4.3 million, or $0.09 per share.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1997 and 1996


RESULTS OF OPERATIONS (continued) Sales for the Aggregates division increased 20% to $124.1 million for the first quarter of 1997, compared with the year-earlier period. This increase in sales reflects an increase in shipments of approximately 2.7 million tons, or 16%, together with a 4% increase in the division's average net selling price, when compared to the same period in 1996. The division's operating profits were $11.8 million, an increase from the prior-year's first quarter earnings from operations of $5.6 million that were negatively affected by severe winter conditions. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity levels, most of which occur typically in the spring, summer, and early fall. Consequently, the milder winter weather experienced throughout much of the country this year, compared with last year, was a positive factor that affected both production and shipment levels during the first quarter of 1997. Management believes that the construction industry's overall aggregates annual consumption level and the Corporation's annual production and shipments, excluding acquisitions, will experience moderate overall growth for the full year 1997, compared with the prior year.

The Magnesia Specialties division had three-month 1997 sales of approximately $34.1 million, an increase of approximately 4% in the first three months of 1997 over 1996. However, the division's earnings from operations for the first quarter of 1997 decreased $0.5 million to $2.5 million, resulting from decreased production levels and higher costs principally related to manufacturing downtime associated with scheduled repairs and maintenance activities during the period. The division's chemicals product sales for the quarter were above the prior year's first quarter sales, principally as a result of strong sales of its industrial products. In addition, the division continued to see growth in its international refractories markets, particularly sales to Canada, Mexico and the United Kingdom.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1997 and 1996

RESULTS OF OPERATIONS (continued) The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions. In each case the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be:

                                                               Three Months Ended
                                                                   March 31,
                                               ------------------------------------------------
                                                             (Dollars in Thousands)
                                                        1997                     1996
                                               -----------------------   ----------------------
                                                               % of                     % of
                                                 Amount      Net Sales    Amount      Net Sales
                                                --------     ---------   --------     ---------

Net sales:
  Aggregates                                    $124,083        100.0    $103,642        100.0
  Magnesia Specialties                            34,080        100.0      32,905        100.0
                                                --------        -----    --------        -----
         Total                                  $158,163        100.0    $136,547        100.0

Gross profit:
  Aggregates                                    $ 23,008         18.5    $ 16,040         15.5
  Magnesia Specialties                             7,136         20.9       7,765         23.6
                                                --------        -----    --------        -----
         Total                                  $ 30,144         19.1    $ 23,805         17.4

Selling, general & administrative expense:
  Aggregates                                    $ 11,195          9.0    $ 10,456         10.1
  Magnesia Specialties                             4,104         12.0       4,280         13.0
                                                --------        -----    --------        -----
         Total                                  $ 15,299          9.7    $ 14,736         10.8

Earnings from operations:
  Aggregates                                    $ 11,813          9.5    $  5,584          5.4
  Magnesia Specialties                             2,540          7.5       3,010          9.1
                                                --------        -----    --------        -----
         Total                                  $ 14,353          9.1    $  8,594          6.3

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1997 and 1996

RESULTS OF OPERATIONS (continued) Other income and expenses, net, for the quarter ended March 31, were $1.5 million in income in 1997 and $1.2 million in income in 1996. Including several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the selling of certain assets, and equity earnings and losses from nonconsolidated investments.

Interest expense was approximately $1.0 million, or 31%, lower in the first three months of 1997 compared with 1996. The higher interest expense in 1996 resulted principally from the net effect of the additional long-term borrowings by the Corporation in December 1995, when the Corporation publicly offered and sold its $125-million 7% Debentures, offset by the repayment of the $100-million 8-1/2% Notes on March 1, 1996.

The Corporation's estimated effective tax rate for the first three months was 34.6% in 1997 and 34.2% in 1996. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first quarter of 1997 was $17.4 million compared with net cash provided by operations of $6.3 million in the comparable period of 1996. The cash flow for both 1997 and 1996 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Working capital increases during the first quarter of 1997 were primarily the result of increases in inventory balances, as well as decreases in trade accounts payable. Working capital demand increased in the first quarter of 1996 principally because of increases in inventory and accounts receivable balances, coupled with decreases in trade accounts payable. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1996 net cash provided by operating activities was $134.9 million, compared with $6.3 million provided by operations in the first quarter of 1996.

First quarter capital expenditures, exclusive of acquisitions, were $14.9 million in 1997 and $11.3 million in 1996. Capital expenditures are expected to be approximately $90 million for 1997, exclusive of acquisitions.
Comparable capital expenditures were $79.5 million in 1996.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES (continued) The Corporation continues to rely upon internally generated funds and access to capital markets, including funds obtained under its revolving credit and cash management facilities to meet its liquidity requirements, finance its operations, and fund its capital requirements. With respect to the Corporation's ability to access the public market, it has an effective shelf registration on file with the Securities and Exchange Commission for the offering of up to $175 million of debt securities, which may be issued from time to time. Its ability to borrow or issue debt securities is dependent, among other things, upon market conditions. Prospectively, and particularly in connection with the proposed stock acquisition of the American Aggregates Corporation, the Corporation may borrow from third-party lenders or through its access to capital markets (including a commercial paper program) and its revolving credit agreement. On May 2, 1997, the Corporation borrowed $10.0 million under the revolving credit agreement.

The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations of the Board of Directors for use in connection with the Corporation's Amended Omnibus Securities Award Plan and general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, there have been 68,200 shares repurchased by the Corporation under these authorizations.

Based on prior performance and current expectations, management believes that the Corporation's internal cash flows and availability of financing sources, including access to capital markets and its revolving credit agreement, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, to cover debt service requirements, to meet capital expenditures and discretionary investment needs, and to allow for payment of dividends for the foreseeable future.

ACCOUNTING CHANGE In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. Upon adoption, the Corporation will be required to change the method used currently to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic, or primary, earnings per share, the dilutive effect of common stock equivalents will be excluded. Currently, shares issuable under the Corporation's employee stock option and other stock-based plans are excluded from the weighted average number of shares used in the Corporation's computation of primary earnings per share on the assumption that their effect is not dilutive. Consequently, adoption of FAS 128 will have no impact on the Corporation's computation of primary earnings per share for the quarters ended March 31, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 1, 1997, the shareholders of Martin Marietta Materials, Inc.:

(a) Elected William E. McDonald, Frank H. Menaker, Jr. and Richard A. Vinroot to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2000. The following table sets forth the votes for each director.

                                               Votes Cast For     Abstained
                                               --------------     ---------
         William E. McDonald                     38,408,471         688,995
         Frank H. Menaker, Jr.                   38,572,058         525,408
         Richard A. Vinroot                      37,719,065       1,378,401

(b) Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 1997. The voting results for this ratification were: 39,037,429 -- For; 26,657 -- Against; and 33,380 --Abstained.

Item 5.   Other Information.

On May 1, 1997, the Corporation's Board of Directors announced the election of Stephen P. Zelnak, Jr., as Chairman, Board of Directors, President and Chief Executive Officer of the Corporation, effective May 1, 1997. Mr. Zelnak succeeds Marcus C. Bennett, Executive Vice President and Chief Financial Officer of Lockheed Martin Corporation, who served as Chairman of Martin Marietta Materials, Inc., since 1993. Mr. Bennett will continue to serve as an outside member of the Corporation's Board of Directors.

On May 2, 1997, the Corporation's Board of Directors announced the election of Roselyn R. Bar as Corporate Secretary of the Corporation. Ms. Bar succeeds Bruce
A. Deerson, Vice President and General Counsel of Martin Marietta Materials, Inc., who served as Corporate Secretary since 1993. Mr. Deerson will continue to serve as Vice President and General Counsel.

On May 2, 1997, the Corporation announced that the Board of Directors of Martin Marietta Materials, Inc., declared a regular quarterly cash dividend on the Corporation's Common Stock of $0.12 a share, payable June 30, 1997, to shareholders of record at the close of business on May 30, 1997.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

                           PART II - OTHER INFORMATION


Item 5.   Other Information. (continued)

On May 7, 1997, the Corporation announced that it had purchased three limestone quarries located in Hardin County, Illinois, from Hardin County Materials, and an additional quarry located in western Kentucky, from Rock Dust Products. The combined production capacity for these four locations is in excess of 2.5 million tons per year. The terms of these transactions were not disclosed.


Item 6.   Exhibits and Reports on Form 8-K.


          11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings Per Share for the Three Months Ended March 31, 1996 and 1997


          12.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 1997


          27.01     Financial Data Schedule (for SEC use only)



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MARTIN MARIETTA MATERIALS, INC.
                                              (Registrant)






Date:  May 14, 1997                 By: /s/ Janice K. Henry
                                        ----------------------------
                                        Janice K. Henry
                                        Vice President, Chief Financial Officer
                                          and Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

                                  EXHIBIT INDEX



Exhibit No.   Document                                                  Page
-----------   --------                                                  ----


    11.01     Martin Marietta Materials, Inc. and Consolidated           18
              Subsidiaries Computation of Earnings Per Share
              for the Three Months Ended March 31, 1996 and
              1997


    12.01     Martin Marietta Materials, Inc. and Consolidated           19
              Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended
              March 31, 1997


    27.01     Financial Data Schedule (for SEC use only)