Form 10-Q
period 1997-06-30
MARTIN MARIETTA MATERIALS INC
filed 1997-08-07
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

Commission File Number  1-12744

                         MARTIN MARIETTA MATERIALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             North Carolina                            56-1848578
--------------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

     2710 Wycliff Road, Raleigh, NC                    27607-3033
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        919-781-4550
                                                    -----------------------


Former name:                          None
              -----------------------------------------------------
                     Former name, former address and former
                   fiscal year, if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X          No
                                 -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                       Outstanding as of July 31, 1997
--------------------------------------------------------------------------------
      Common Stock, $.01 par value                      46,080,458

                           Exhibit Index is on Page 22

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1997


                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information:

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets -
                    June 30, 1997 and December 31, 1996                       3

                  Condensed Consolidated Statements of Earnings -
                    Three Months and Six Months Ended
                    June 30, 1997 and 1996                                    4

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1997 and 1996                   5

                  Notes to Condensed Consolidated Financial Statements        6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                     11


Part II. Other Information:

         Item 1.  Legal Proceedings.                                         18

         Item 4.  Submission of Matters to a Vote of Security Holders.       18

         Item 5.  Other Information.                                         18

         Item 6.  Exhibits and Reports on Form 8-K.                          18

Signatures                                                                   21

Exhibit Index                                                                22

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,          December 31,
                                                                 1997                1996
                                                             -----------          ---------
                                                                 (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                   $     8,484          $    --
 Accounts receivable, net                                        164,012            134,207
 Inventories, net                                                132,850            113,774
 Deferred income tax benefit                                      15,959             15,547
 Other current assets                                              5,640              7,638
                                                             -----------          ---------
         Total Current Assets                                    326,945            271,166
                                                             -----------          ---------

Property, plant and equipment                                  1,190,709            981,214
Allowances for depreciation, depletion and
  amortization                                                  (601,411)          (572,394)
                                                             -----------          ---------
Net property, plant and equipment                                589,298            408,820

Other noncurrent assets                                           28,010             25,764
Cost in excess of net assets acquired                            140,351             39,952
Other intangibles                                                 36,572             23,216
                                                             -----------          ---------

         Total Assets                                        $ 1,121,176          $ 768,918
                                                             ===========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Book overdraft                                              $      --            $   4,260
 Accounts payable                                                 45,763             36,420
 Accrued salaries, benefits and payroll taxes                     20,927             17,858
 Accrued insurance and other taxes                                13,025              7,930
 Income taxes                                                     10,951             13,388
 Loans payable                                                   100,000               --
 Current maturities of long-term debt                              1,313              1,273
 Other current liabilities                                        12,368              7,015
                                                             -----------          ---------
         Total Current Liabilities                               204,347             88,144

Long-term debt                                                   275,935            125,890
Pension, postretirement, and postemployment benefits              63,068             52,646
Other noncurrent liabilities                                      12,663              7,669
Noncurrent deferred income taxes                                  55,963             13,592
                                                             -----------          ---------
         Total Liabilities                                       611,976            287,941
                                                             -----------          ---------
Shareholders' equity:
 Common stock, par value $.01 per share                              461                461
 Additional paid-in capital                                      331,309            331,303
 Retained earnings                                               177,430            149,213
                                                             -----------          ---------
         Total Shareholders' Equity                              509,200            480,977
                                                             -----------          ---------

         Total Liabilities and Shareholders' Equity          $ 1,121,176          $ 768,918
                                                             ===========          =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                -------------------------------       -------------------------------
                                                      1997              1996               1997              1996
                                                ------------       ------------       ------------       ------------
                                                           (Dollars in Thousands, Except Per Share Data)

Net sales                                       $    232,190       $    200,438       $    390,353       $    336,985
Cost of sales                                        166,703            145,108            294,722            257,850
                                                ------------       ------------       ------------       ------------
         Gross Profit                                 65,487             55,330             95,631             79,135

Selling, general & administrative expense             16,313             14,997             31,612             29,733
Research and development                                 789                477              1,281                952
                                                ------------       ------------       ------------       ------------
         Earnings from Operations                     48,385             39,856             62,738             48,450

Interest expense                                      (3,564)            (2,522)            (5,765)            (5,696)
Other income and expenses, net                         2,178              3,192              3,647              4,362
                                                ------------       ------------       ------------       ------------
         Earnings before Taxes on Income              46,999             40,526             60,620             47,116

Taxes on income                                       16,630             13,719             21,344             15,972
                                                ------------       ------------       ------------       ------------

         Net Earnings                           $     30,369       $     26,807       $     39,276       $     31,144
                                                ============       ============       ============       ============

Net earnings per share                          $       0.66       $       0.58       $       0.85       $       0.68
                                                ============       ============       ============       ============

Average number of common shares outstanding       46,079,604         46,079,300         46,079,567         46,079,300
                                                ============       ============       ============       ============



See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                                        June 30,
                                                              ----------------------------
                                                                 1997               1996
                                                              ---------          ---------
                                                                  (Dollars in Thousands)
Operating activities:
 Net earnings                                                 $  39,276          $  31,144

Adjustments to reconcile earnings to cash
 provided by operating activities:
   Depreciation, depletion and amortization                      34,800             30,000
   Other items, net                                                (859)            (1,380)
 Changes in operating assets and liabilities:
   Accounts receivable                                          (36,217)           (37,623)
   Inventories                                                     (763)            (1,458)
   Accounts payable                                               3,874                512
   Other assets and liabilities, net                             16,169              5,604
                                                              ---------          ---------

 Net cash provided by operating activities                       56,280             26,799
                                                              ---------          ---------

Investing activities:
Additions to property, plant and equipment                      (33,074)           (33,432)
Acquisitions, net                                              (275,168)              --
Transactions with Lockheed Martin Corporation                    23,768             87,383
Other investing activities, net                                   2,112              6,346
                                                              ---------          ---------

 Net cash (used for) provided by investing activities          (282,362)            60,297
                                                              ---------          ---------

Financing activities:
 Borrowings (repayments) of long-term debt, net                 149,885           (103,064)
 Loans payable                                                  100,000             24,480
 Dividends                                                      (11,059)           (10,137)
                                                              ---------          ---------

Net cash provided by (used for) financing activities            238,826            (88,721)
                                                              ---------          ---------

 Net increase (decrease) in cash and cash equivalents            12,744             (1,625)
 Book overdraft, beginning of period                             (4,260)            (2,927)
                                                              ---------          ---------

 Cash balance (book overdraft), end of period                 $   8,484          $  (4,552)
                                                              =========          =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 25, 1997. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.       Acquisition of American Aggregates Corporation

         On May 28, 1997, the Corporation purchased all of the outstanding common stock of American Aggregates Corporation and subsidiary ("American Aggregates") along with certain other assets from American Aggregates' former parent, CSR America, Inc. The operating results of the acquired business have been included with those of the Corporation since that date. This business combination is being accounted for under the purchase method of accounting.

         After initial working capital adjustments, the purchase price consists of approximately $242 million in cash plus certain assumed liabilities, including liabilities of $6.7 million for projected and accumulated postretirement benefit obligations in excess of certain benefit plans' assets, and a provision of approximately $8 million to consummate the transaction and integrate the operations. The final purchase price is subject to certain post-closing adjustments relating to working capital. Any change in the purchase price resulting from final post-closing adjustments will be reflected in the determination of the final purchase consideration during the allocation period. As of June 30, 1997, approximately $97 million in goodwill has been recognized by the Corporation after recording amounts for other intangibles (representing the estimated fair market value of certain assets) and other purchase adjustments necessary to allocate the purchase price to the value of the assets acquired and liabilities assumed. Goodwill is being amortized over a 30-year period and other intangibles are being amortized over periods not exceeding ten years. A portion of the cash purchase price, in the amount of $25 million, has been deferred. This amount is evidenced by a note, due August 27, 1997. For financial reporting purposes, this amount is included with current loans payable in the accompanying balance sheet at June 30, 1997.

         For comparative purposes, the following unaudited pro forma summary financial information presents the historical results of operations of the Corporation and the American Aggregates business for the three months and six months ended June 30, 1997 and 1996, with pro forma adjustments as if the acquisition had been consummated as of the beginning of the earliest period presented. The pro forma information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information presented below is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       Acquisition of American Aggregates Corporation (continued)

                                                                    Pro Forma Information (Unaudited)
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                      ---------------------------         --------------------------
                                                         1997              1996              1997             1996
                                                      ---------         ---------         ---------         --------
                                                              (Dollars in Thousands, Except Per Share Data)

         Net sales                                    $ 254,768         $ 235,475         $ 428,669         $385,125
                                                      =========         =========         =========         ========

         Net earnings                                 $  29,122         $  26,428         $  33,161         $ 26,387
                                                      =========         =========         =========         ========

         Net earnings per share                       $    0.63         $    0.57         $    0.72         $   0.57
                                                      =========         =========         =========         ========

3.       Inventories

                                                       June 30,         December 31,
                                                         1997               1996
                                                      ---------          ---------
                                                          (Dollars in Thousands)

         Finished products                            $ 109,008          $  85,363
         Product in process and raw materials             9,905             14,682
         Supplies and expendable parts                   21,127             19,807
                                                      ---------          ---------
                                                        140,040            119,852
         Less allowances                                 (7,190)            (6,078)
                                                      ---------          ---------

         Total                                        $ 132,850          $ 113,774
                                                      =========          =========

4.       Long-Term Debt

                                                    June 30,         December 31,
                                                      1997               1996
                                                   ---------          ---------
                                                      (Dollars in Thousands)

         7% Debentures, due 2025                   $ 124,190          $ 124,185
         Acquisition notes, interest rates
            ranging from 5% to 10%                     2,432              2,254
         Other notes                                 150,626                724
                                                   ---------          ---------
                                                     277,248            127,163
         Less current maturities                      (1,313)            (1,273)
                                                   ---------          ---------

         Total                                     $ 275,935          $ 125,890
                                                   =========          =========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       Long-Term Debt (continued)

         On January 31, 1997, the Corporation's revolving credit agreement with Lockheed Martin Corporation ("Lockheed Martin") was, by its terms, terminated. Also during January, the Corporation entered into a new revolving credit agreement with a group of domestic and foreign banks which provides for borrowings of up to $150 million for general corporate purposes through January 2002. Borrowings under this agreement are unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or
         (iii) a competitively determined rate (as defined on the basis of a bidding process). The revolving credit agreement contains several covenants, including specific financial covenants relating to leverage, limitations on encumbrances, and provisions which relate to certain changes of the Corporation's control. The Corporation is required to pay an annual loan commitment fee to the bank group. At June 30, 1997, the Corporation had $150 million borrowed against this revolving credit agreement. As of August 1, 1997, approximately $25 million remains outstanding under this agreement.

         On May 27, 1997, the Corporation entered into an additional revolving credit agreement with the same group of domestic and foreign banks, as referenced above, which provides for incremental borrowings of up to $150 million for general corporate purposes through May 26, 1998. Borrowings under this agreement are unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or (iii) a competitively determined rate (as defined on the basis of a bidding process). This short-term revolving credit agreement contains the same covenants as those contained in the above-referenced long-term revolving credit agreement. The Corporation is required to pay a loan commitment fee to the bank group. At June 30, 1997, the Corporation had $75 million borrowed against this short-term revolving credit agreement. As of August 1, 1997, no borrowings were outstanding under this agreement.

         On July 3, 1997, the Corporation offered and sold $200 million of commercial paper obligations with interest rates ranging from 5.67% to 5.77%. Proceeds from the sale of the commercial paper were used initially to repay certain amounts borrowed under the Corporation's revolving credit agreements in connection with the American Aggregates acquisition.

         Also during July, the Corporation entered into an interest rate swap agreement to fix the interest rate relating to an anticipated long-term financing. This agreement matures during the third quarter of 1997. The effect of this interest rate hedging agreement will be recorded as an adjustment to interest expense related to the underlying debt obligation. Management intends to use the proceeds from the anticipated long-term financing to repay a substantial portion of the amount outstanding currently under the Corporation's commercial paper obligations. See

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       Long-Term Debt (continued)

         the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 17 of this Form 10-Q.

         During the first quarter of 1996, the Corporation's 8-1/2% Notes were redeemed by the holders upon their maturity on March 1, 1996. During the period these Notes were outstanding, Lockheed Martin reimbursed the Corporation for the portion of the interest in excess of 5% per annum.

         The Corporation's interest payments were approximately $4.9 million in 1997 and $7.3 million in 1996 for the six months ended June 30.

5.       Income Taxes

         The Corporation accounts for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities on the consolidated balance sheet reflect the net of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The Corporation's effective income tax rate for the first six months was 35.2% in 1997 and 33.9% in 1996. The effective rate for the first half of 1997 was slightly higher than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

         Through October 1996, the results of operations of the Corporation are included in a consolidated federal income tax return with the Corporation's former parent, Lockheed Martin. Income taxes allocable to the operations of the Corporation through this date are calculated as if it had filed separate federal income tax returns for each tax reporting period.

         The Corporation's income tax payments were approximately $21.5 million in 1997 and $4.6 million in 1996, for the six months ended June 30.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       Contingencies

         In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

7.       Other Matters

         In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Omnibus Securities Award Plan, as amended. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of August 1, 1997, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

           Second Quarter and Six Months Ended June 30, 1997 and 1996


OVERVIEW   Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment which processes and sells granite, sandstone, limestone, shell and other aggregates products from a network of more than 250 quarries and distribution facilities in 19 states in the southeastern, midwestern and central regions of the United States and in the Bahama islands and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

         The Corporation continued in excellent overall financial condition during the second quarter of 1997 and has adequate capital resources to operate, compete and grow in an increasingly challenging and competitive environment. In addition to the acquisition of the American Aggregates business during the quarter, the Corporation completed several small acquisitions. Net earnings for the second quarter of 1997 were $30.4 million, or $0.66 per share, an increase of 13% over 1996 second-quarter earnings of $26.8 million, or $0.58 per share.

         At June 30, 1997, total shareholders' equity reached a record $509.2 million, and the Corporation's ratio of debt to total capitalization was 43% compared with a debt-to-capitalization ratio of 21% at year-end 1996. Total debt at the end of the second quarter reflected incremental borrowings associated with the financing of the acquisition of the American Aggregates business. For further discussion of the Corporation's capitalization structure following this acquisition, see the "Liquidity and Capital Resources" section on pages 15 through 17 of this Form 10-Q.

BUSINESS COMBINATION WITH AMERICAN AGGREGATES CORPORATION   On May 28, 1997, the
Corporation purchased all of the outstanding common stock of American Aggregates Corporation and subsidiary ("American Aggregates") along with certain other assets from American Aggregates' former parent, CSR America, Inc., in a transaction being accounted for under the purchase method of accounting. Following the initial working capital adjustments, the purchase consideration, which remains subject to certain further post-closing adjustments relating to working capital, consists of approximately $242 million in cash plus certain assumed liabilities, including a liability of $6.7 million for projected and accumulated postretirement benefit obligations in excess of plan assets for various defined benefit and retiree medical benefit plans. Any changes in the final purchase price resulting from final post-closing adjustments will be reflected in the determination of the final purchase consideration during the allocation period. In addition, the Corporation recorded a provision of approximately $8 million to consummate the transaction and integrate the operations. Management expects that the costs

                                   (Continued)
                                  Page 11 of 24

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1997 and 1996

estimated to consummate the transaction and integrate the operations will be incurred over the next 24-month period. Currently, approximately $97 million in goodwill has been recognized by the Corporation after recording amounts for other intangibles (representing the estimated fair market value of certain assets) and other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. With the addition of the American Aggregates business, the Corporation's total raw materials reserves increased by more than 1 billion tons, of which approximately 0.7 billion tons are zoned currently for production. Goodwill is being amortized over a 30-year period and other intangibles are being amortized over periods not exceeding ten years. See Note 2 of the Notes to Condensed Consolidated Financial Statements for certain pro forma summary financial information in connection with this business combination.

RESULTS OF OPERATIONS   Net sales for the quarter were $232.2 million, a 16%
increase over 1996 second quarter sales of $200.4 million. Net sales for the first six months of 1997 were $390.4 million, an increase of 16% over net sales for the year-earlier period of $337.0 million. Earnings from operations were up $8.5 million, or 21%, to $48.4 million for the second quarter of 1997 over the same period in 1996, with earnings from operations up $14.3 million, to $62.7 million for the first six months of 1997, compared with the first six months of 1996. Consolidated net earnings for the quarter increased 13% to $30.4 million, or $0.66 per share, from 1996 second quarter net earnings of $26.8 million, or $0.58 per share. For the six-month period ended June 30, 1997, consolidated net earnings were $39.3 million, or $0.85 per share. This represents an increase of 26% over net earnings for the first six months of 1996 of $31.1 million, or $0.68 per share. These increases in both sales and earnings reflect the results of operations of the American Aggregates business that have been combined with those of the Corporation since May 28, 1997.

         Sales for the Aggregates division increased 17% to $196.4 million for the second quarter, compared with the year-earlier period. The division's sales increased 18% to $320.5 million for the first six months of 1997, compared with the first six months of 1996. This increase in sales reflects record year-to-date aggregates shipments of 53.3 million tons and an increase in the division's average net selling price, when compared to the same period in 1996. The division's results reflect the acquisition of American Aggregates, which accounts for approximately one-third of the increase in shipments during the first half of 1997, compared with the same period in 1996. The division's second quarter operating profits were $44.4 million, an increase of 18% over operating profits for the year-earlier period of $37.6 million. The division's operating profits for the first six months of 1997 increased 30% to $56.2 million from $43.2 million for the first six months of 1996. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity levels, most of which occurs typically in the spring, summer, and early fall. Management continues to believe that the Corporation's annual production and shipments, excluding any acquisition activities, will see some improvement for the full year ending December 31, 1997, compared with the prior year. Additionally, management believes that the American Aggregates acquisition offers the opportunity to further increase the division's sales and earnings in 1997.

                                   (Continued)
                                  Page 12 of 24

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1997 and 1996


       The Magnesia Specialties division had second quarter 1997 sales of $35.8 million, an increase of 9% over the second quarter of 1996, and had six month 1997 sales of $69.9 million, an increase of 6% in the first six months of 1997 over 1996. Shipments of the division's products, as well as overall prices, for the first six months of 1997 increased when compared with the year-earlier period. However, the division's management continues to expect price weaknesses in this business for the foreseeable future due to the fixed market limitations inherent within the steel industry, which is the division's largest product market. Chemical product sales for the first half of 1997 were above those for the comparable period in 1996, principally due to strong industrial products sales. Additionally, sales of the division's periclase grain products strengthened through the first half of the year.

         Compared to the year-earlier period, the Magnesia Specialties division's earnings from operations for the first six months of 1997 increased to $6.6 million from $5.3 million in 1996. The division's lower operating earnings for the first half of 1996 principally reflected the negative impact of a fire in an electrical substation at the division's Woodville, Ohio, lime plant.

         Other income and expenses, net, for the six months ended June 30, were $3.6 million in income in 1997 and $4.4 million in income in 1996. Including several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the selling of certain assets, and equity earnings and losses from nonconsolidated investments. The 1997 amount included a $0.6 million claim recovery for business interruption resulting from lost production time during Hurricane Fran in late 1996. The 1996 amount included nonrecurring pretax gains of approximately $1.8 million in connection with the selling of certain assets and a foreign investment.

         Interest expense for the first six months of 1997 compared with the year-earlier period is essentially flat. However, the recent borrowings associated with the Corporation's acquisition of the American Aggregates business will increase interest expense on debt for the balance of 1997. See
Note 4 of the Notes to Condensed Consolidated Financial Statements.

         The Corporation's estimated effective income tax rate for the first six months was 35.2% in 1997 and 33.9% in 1996. See Note 5 of the Notes to Condensed Consolidated Financial Statements.




                                   (Continued)
                                  Page 13 of 24

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1997 and 1996



         The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and six months ended June 30, 1997 and 1996. In each case the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be:

                                                                       Three Months Ended
                                                                             June 30,
                                                    -------------------------------------------------------
                                                                      (Dollars in Thousands)

                                                             1997                           1996
                                                    -----------------------        ------------------------
                                                                     % of                           % of
                                                    Amount        Net Sales        Amount         Net Sales
                                                    ------        ---------        ------         ---------
Net sales:
   Aggregates                                      $196,394           100.0       $167,660           100.0
   Magnesia Specialties                              35,796           100.0         32,778           100.0
                                                   --------           -----       --------           -----
         Total                                     $232,190           100.0       $200,438           100.0

Gross profit:
   Aggregates                                      $ 56,620            28.8       $ 48,359            28.8
   Magnesia Specialties                               8,867            24.8          6,971            21.3
                                                   --------           -----       --------           -----
         Total                                     $ 65,487            28.2       $ 55,330            27.6

Selling, general & administrative expense:
   Aggregates                                      $ 11,985             6.1       $ 10,784             6.4
   Magnesia Specialties                               4,328            12.1          4,213            12.9
                                                   --------           -----       --------           -----
         Total                                     $ 16,313             7.0       $ 14,997             7.5

Earnings from operations:
   Aggregates                                      $ 44,374            22.6       $ 37,576            22.4
   Magnesia Specialties                               4,011            11.2          2,280             7.0
                                                   --------           -----       --------           -----
         Total                                     $ 48,385            20.8       $ 39,856            19.9





                                   (Continued)
                                  Page 14 of 24

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1997 and 1996



                                                                       Six Months Ended
                                                                           June 30,
                                                    -------------------------------------------------------
                                                                      (Dollars in Thousands)

                                                             1997                           1996
                                                    -----------------------        ------------------------
                                                                     % of                           % of
                                                    Amount        Net Sales        Amount         Net Sales
                                                    ------        ---------        ------         ---------
Net sales:
   Aggregates                                      $320,477           100.0       $271,302           100.0
   Magnesia Specialties                              69,876           100.0         65,683           100.0
                                                   --------           -----       --------           -----
        Total                                      $390,353           100.0       $336,985           100.0

Gross profit:
   Aggregates                                      $ 79,628            24.9       $ 64,399            23.7
   Magnesia Specialties                              16,003            22.9         14,736            22.4
                                                   --------           -----       --------           -----
        Total                                      $ 95,631            24.5       $ 79,135            23.5

Selling, general & administrative expense:
   Aggregates                                      $ 23,180             7.2       $ 21,240             7.8
   Magnesia Specialties                               8,432            12.1          8,493            12.9
                                                   --------           -----       --------           -----
        Total                                      $ 31,612             8.1       $ 29,733             8.8

Earnings from operations:
   Aggregates                                      $ 56,187            17.5       $ 43,160            15.9
   Magnesia Specialties                               6,551             9.4          5,290             8.1
                                                   --------           -----       --------           -----
        Total                                      $ 62,738            16.1       $ 48,450            14.4




LIQUIDITY AND CAPITAL RESOURCES   Net cash flow provided by operating activities
during the first six months of 1997 was $56.3 million, compared with $26.8 million in the comparable period of 1996. The cash flow from operating activities for both 1996 and 1997 was principally from earnings, before deducting depreciation, depletion and amortization, offset by increased demand for working capital. The increased demand on working capital during the first half of 1996 and 1997 was most significantly due to increases in accounts receivable balances principally due to timing and growth in aggregates demand. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Accordingly, full year 1996 net cash provided by operating activities was $134.9 million, compared with the $26.8 million provided by operations in the first half of 1996.


                                   (Continued)
                                  Page 15 of 24

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1997 and 1996



         Capital expenditures, excluding acquisitions, for the first half of 1997 were $33.1 million, compared with $33.4 million for the same period in 1996. Capital expenditures are expected to be approximately $97 million for 1997, exclusive of acquisitions. Comparable capital expenditures were approximately $80 million in 1996.

         The Corporation continues to rely upon internally generated funds and access to capital markets, including funds obtained under its two revolving credit agreements and cash management facility to meet its liquidity requirements, finance its operations, and fund its capital requirements. With respect to the Corporation's ability to access the public market, the Corporation has an effective shelf registration on file with the Securities and Exchange Commission (the "Commission") for the offering of up to $175 million of debt securities, which may be issued from time to time. Its ability to borrow or issue debt securities is dependent, among other things, upon market conditions. In connection with the stock acquisition of the American Aggregates Corporation, the Corporation has financed the transaction by borrowing the funds initially from its revolving credit agreements. At closing, the Corporation borrowed approximately $210 million under these agreements which, coupled with other working capital borrowings, remained outstanding at June 30, 1997. On July 3, 1997, the Corporation offered and sold $200 million of commercial paper obligations, the proceeds of which were used initially to repay certain amounts outstanding under the revolving credit agreements. Presently, it is the intent of management to issue medium- to long-term debt securities to the public market from its effective shelf registration statement on file with the Commission during the third quarter of 1997. The proceeds from the offering and sale of such securities would be used to repay certain commercial paper obligations. It should be noted that, among other things, market conditions may restrict the Corporation's ability to access the public market.

         In connection with this anticipated financing, the Corporation entered into an interest rate swap agreement to fix the interest rate. This agreement matures during the third quarter of 1997. The Corporation is exposed to the risk of nonperformance by the intermediary to this agreement, however such nonperformance is not anticipated. The Corporation uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The Corporation designates its interest rate swap agreements as hedges of specific debt instruments and recognizes the interest differentials as adjustments to interest expense over the terms of the related debt obligations. The Corporation does not hold or issue financial instruments for trading purposes.

         Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1997. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard & Poor's and "A3" by Moody's. The Corporation's commercial paper obligations are rated "A-1" by Standard & Poor's, "P-2" by Moody's and "F-1" by Fitch Investors Service, L.P. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

                                   (Continued)
                                  Page 16 of 24

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1997 and 1996


         The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in the Amended Omnibus Securities Award Plan and for general corporate purposes. As of August 1, 1997, there have been 68,200 shares repurchased under these authorizations.

ACCOUNTING CHANGES   In February 1997, the Financial Accounting Standards Board
(the "FASB") issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. Upon adoption, the Corporation will be required to change the method used currently to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic, or primary, earnings per share, the dilutive effect of common stock equivalents will be excluded. Currently, shares issuable under the Corporation's employee stock option and other stock-based plans are excluded from the weighted average number of shares used in the Corporation's computation of primary earnings per share on the assumption that their effect is not dilutive. Consequently, adoption of FAS 128 will have no impact on the Corporation's computation of primary earnings per share for the three and six months ended June 30, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

         In June 1997, the FASB issued the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is required to be adopted for years beginning after December 15, 1997. Also during June 1997, the FASB issued the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This pronouncement must also be adopted for years beginning after December 15, 1997. The impact of both FAS 130 and FAS 131 on the Corporation's financial reporting is not expected to be material.

OTHER MATTERS   This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Political, climatic, currency, regulatory, technological, competitive and other factors could cause actual results to vary materially from those anticipated in the forward looking statements. Additional information regarding these risk factors and uncertainties is detailed from time to time in the Corporation's filings with the Securities and Exchange Commission.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part II. Item 1. Legal Proceedings of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.

Reference is made to Part II. Item 4. Submission of Matters to a Vote of Security Holders of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

Item 5. Other Information.

On May 21, 1997, the Corporation announced that it had purchased a limestone quarry and six sand and gravel operations located in north central Iowa. The combined annual capacity for these seven locations exceeds 1.2 million tons. The terms of the transaction were not disclosed.

Item 6. Exhibits and Reports on Form 8-K .

(a) Exhibits

Exhibit
   No.                                 Document
   ---                                 --------

10.01 Stock Purchase Agreement, dated May 28, 1997, by and between Martin Marietta Materials, Inc., and CSR America, Inc. (incorporated by reference to Exhibit 2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, dated May 28, 1997, filed with the Commission June 12, 1997).

10.02 Revolving Credit Agreement, dated May 27, 1997, among Martin Marietta Materials, Inc., and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 99.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, dated May 28, 1997, filed with the Commission June 12, 1997).

11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1997 and 1996

12.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six Months ended June 30, 1997

27.01 Financial Data Schedule (for Securities and Exchange Commission use only)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

                           PART II - OTHER INFORMATION
                                   (Continued)


(b)      Reports on Form 8-K filed in the second quarter of 1997.

         Current Report on Form 8-K, dated May 28, 1997, filed with the Commission on June 12, 1997.

         Item 2.  Acquisition or Disposition of Assets.

         The Registrant filed information in connection with a Stock Purchase Agreement by and between Martin Marietta Materials, Inc., and CSR America, Inc., pursuant to which the Registrant acquired all of the issued and outstanding shares of capital stock of American Aggregates Corporation and certain other assets of CSR America, Inc.

         Item 7.  Financial Statements and Exhibits.

         (a)      Financial Statements of Business Acquired.

                  The financial statements required by this item were not included in this report and will be filed no later than 60 days from the date this report must have been filed.

         (b)      Pro Forma Financial Information.

                  The pro forma financial information required by this item were not included in this report and will be filed no later than 60 days from the date this report must have been filed.

         (c)      Exhibits.

                   Exhibit
                     No.                        Document
                     ---                        --------

                      2 Stock Purchase Agreement, dated as of May 28, 1997, by and between Martin Marietta Materials, Inc., and CSR America, Inc. Note: The Registrant has not filed the exhibits and schedules to the Stock Purchase Agreement on the basis that these are not material for the purposes of this filing; however, the Registrant agrees to furnish such documents to the Commission upon request.

                   99.1    Press Release, dated May 27, 1997.

                   99.2    Press Release, dated May 29, 1997.

                   99.3 Revolving Credit Agreement, dated as of May 27, 1997, among Martin Marietta Materials, Inc., and Morgan Guaranty Trust Company of New York, as Agent Bank.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

                           PART II - OTHER INFORMATION
                                   (Continued)

(b)      Reports on Form 8-K filed in the second quarter of 1997. (continued)

         Current Report on Form 8-K/A, dated May 28, 1997, filed with the Commission on August 4, 1997.

         Item 5.  Other Events.

         The Registrant filed the audited financial statements for American Aggregates Corporation and subsidiary ("American Aggregates") as of March 31, 1997 and 1996 and for the two years then ended, and the unaudited pro forma combined condensed financial statements and related notes thereto, both of which are, in connection with the Registrant's acquisition in May 1997 of all the issued and outstanding shares of capital stock of American Aggregates and certain other assets of CSR America, Inc. This information serves to provide the required financial statements and pro forma financial information of the business acquired amending the Current Report on Form 8-K, dated May 28, 1997, filed with the Commission on June 12, 1997.

         Item 7.  Financial Statements and Exhibits.

         (a)      Financial Statements of Business Acquired.

                  American Aggregates Corporation and subsidiary
                  Financial Statements for the Years Ended March 31, 1997
                           and 1996 and Independent Auditors' Report

         (b)      Pro Forma Financial Information.

                  Unaudited Pro Forma Combined Condensed Financial Statements Notes to Unaudited Pro Forma Combined Condensed Financial
                           Statements

         (c)      Exhibits.

                  Exhibits 23.0   Consent of Independent Auditors

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARTIN MARIETTA MATERIALS, INC.
                                          (Registrant)






Date:      August 7, 1997                 By: /s/ Janice K. Henry
      --------------------------              --------------------------------
                                              Janice K. Henry
                                              Vice President, Chief Financial
                                                Officer and Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

                                  EXHIBIT INDEX


Exhibit No.                  Document                                       Page
-----------                  --------                                       ----

10.01    Stock Purchase Agreement, dated May 28, 1997, by and between         --
         Martin Marietta Materials, Inc., and CSR America, Inc.
         (incorporated by reference to Exhibit 2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, dated May 28,
         1997, filed with the Commission June 12, 1997).

10.02    Revolving Credit Agreement, dated May 27, 1997, among Martin         --
         Marietta Materials, Inc., and Morgan Guaranty Trust Company of
         New York, as Agent Bank (incorporated by reference to Exhibit
         99.3 to the Martin Marietta Materials, Inc. Current Report on
         Form 8-K, dated May 28, 1997, filed with the Commission June
         12, 1997).

11.01    Martin Marietta Materials, Inc. and Consolidated Subsidiaries        23
         Computation of Earnings Per Share for the Quarter and Six
         Months Ended June 30, 1997 and 1996

12.01    Martin Marietta Materials, Inc. and Consolidated Subsidiaries        24
         Computation of Ratio of Earnings to Fixed Charges for the Six
         Months ended June 30, 1997

27.01    Financial Data Schedule (for Securities and Exchange                 --
         Commission use only)