Form 10-Q
period 1997-09-30
MARTIN MARIETTA MATERIALS INC
filed 1997-11-12
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997

Commission File Number  1-12744


                         MARTIN MARIETTA MATERIALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                56-1848578
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

     2710 Wycliff Road, Raleigh, NC                       27607-3033
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       919-781-4550
                                                         ------------


Former name:                         None
                   ------------------------------------------
                     Former name, former address and former
                   fiscal year, if changes since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X          No
                                ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                              Outstanding as of October 31, 1997
----------------------------                  ----------------------------------

Common Stock, $.01 par value                               46,209,783

                           Exhibit Index is on Page 23

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1997

                                      INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information:

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996                  3

                  Condensed Consolidated Statements of
                    Earnings Three Months and Nine Months
                    Ended September 30, 1997 and 1996                         4

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1997 and 1996             5

                  Notes to Condensed Consolidated Financial Statements        6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                     11


Part II. Other Information:

         Item 1.  Legal Proceedings.                                         19

         Item 4.  Submission of Matters to a Vote of Security Holders.       20

         Item 5.  Other Information.                                         20

         Item 6.  Exhibits and Reports on Form 8-K.                          21

Signatures                                                                   22

Exhibit Index                                                                23

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30,        December 31,
                                                                  1997                1996
                                                             -------------        ------------
                                                                   (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                   $    15,045          $    --
 Accounts receivable, net                                        176,864            134,207
 Inventories, net                                                128,747            113,774
 Deferred income tax benefit                                      16,165             15,547
 Other current assets                                              3,061              7,638
                                                             -----------          ---------
         Total Current Assets                                    339,882            271,166
                                                             -----------          ---------

Property, plant and equipment                                  1,239,674            981,214
Allowances for depreciation, depletion and amortization         (636,351)          (572,394)
                                                             -----------          ---------
Net property, plant and equipment                                603,323            408,820

Other noncurrent assets                                           18,286             25,764
Cost in excess of net assets acquired                            147,788             39,952
Other intangibles                                                 36,518             23,216
                                                             -----------          ---------

         Total Assets                                        $ 1,145,797          $ 768,918
                                                             ===========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Book overdraft                                              $      --            $   4,260
 Accounts payable                                                 47,415             36,420
 Accrued salaries, benefits and payroll taxes                     22,014             17,858
 Accrued insurance and other taxes                                18,768              7,930
 Income taxes                                                      8,506             13,388
 Current maturities of long-term debt                              1,431              1,273
 Other current liabilities                                        16,598              7,015
                                                             -----------          ---------
         Total Current Liabilities                               114,732             88,144

Long-term debt                                                   351,760            125,890
Pension, postretirement, and postemployment benefits              63,932             52,646
Other noncurrent liabilities                                      14,658              7,669
Noncurrent deferred income taxes                                  56,375             13,592
                                                             -----------          ---------
         Total Liabilities                                       601,457            287,941
                                                             -----------          ---------
Shareholders' equity:
 Common stock, par value $.01 per share                              462                461
 Additional paid-in capital                                      335,704            331,303
 Retained earnings                                               208,174            149,213
                                                             -----------          ---------
         Total Shareholders' Equity                              544,340            480,977
                                                             -----------          ---------

         Total Liabilities and Shareholders' Equity          $ 1,145,797          $ 768,918
                                                             ===========          =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                  ----------------------------------          ----------------------------------
                                                       1997                 1996                  1997                  1996
                                                  ------------          ------------          ------------          ------------
                                                                   (Dollars in Thousands, Except Per Share Data)

Net sales                                         $    271,717          $    201,504          $    662,070          $    538,489
Cost of sales                                          191,781               142,957               486,503               400,807
                                                  ------------          ------------          ------------          ------------
         Gross Profit                                   79,936                58,547               175,567               137,682

Selling, general & administrative expense               18,874                15,030                50,486                44,763
Research and development                                 1,042                   466                 2,323                 1,418
                                                  ------------          ------------          ------------          ------------
         Earnings from Operations                       60,020                43,051               122,758                91,501


Interest expense                                        (5,615)               (2,268)              (11,380)               (7,964)
Other income and expenses, net                           1,583                   806                 5,230                 5,168
                                                  ------------          ------------          ------------          ------------
         Earnings before Taxes on Income                55,988                41,589               116,608                88,705

Taxes on income                                         19,714                14,099                41,058                30,071
                                                  ------------          ------------          ------------          ------------

         Net earnings                             $     36,274          $     27,490          $     75,550          $     58,634
                                                  ============          ============          ============          ============

Net Earnings per share                            $       0.79          $       0.60          $       1.64          $       1.27
                                                  ============          ============          ============          ============

Average number of shares outstanding                46,116,693            46,079,300            46,092,078            46,079,300
                                                  ============          ============          ============          ============



See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                 1997               1996
                                                              ---------          ---------
                                                                 (Dollars in Thousands)
Operating activities:
 Net earnings                                                 $  75,550          $  58,634

Adjustments to reconcile earnings to cash
  provided by operating activities:
   Depreciation, depletion and amortization                      56,520             45,346
   Other items, net                                              (2,878)            (1,266)
 Changes in operating assets and liabilities:
   Accounts receivable                                          (46,498)           (38,799)
   Inventories                                                    7,668                352
   Accounts payable                                               4,850               (883)
   Other assets and liabilities, net                             26,278              8,470
                                                              ---------          ---------

 Net cash provided by operating activities                      121,490             71,854
                                                              ---------          ---------

Investing activities:
 Additions to property, plant and equipment                     (60,312)           (51,818)
 Acquisitions, net                                             (278,645)              --
 Transactions with Lockheed Martin Corporation                   23,768             87,383
 Other investing activities, net                                  5,792              6,509
                                                              ---------          ---------

 Net cash (used for) provided by investing activities          (309,397)            42,074
                                                              ---------          ---------

Financing activities:
 Borrowings (repayments) of long-term debt, net                 224,738           (103,729)
 Dividends                                                      (16,589)           (15,667)
 Debt issue costs                                                  (937)              --
 Loans payable to Lockheed Martin Corporation                      --               10,759
                                                              ---------          ---------

 Net cash provided by (used for) financing activities           207,212           (108,637)
                                                              ---------          ---------

Net increase in cash and cash equivalents                        19,305              5,291
Book overdraft, beginning of period                              (4,260)            (2,927)
                                                              ---------          ---------

Cash and cash equivalents, end of period                      $  15,045          $   2,364
                                                              =========          =========


See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 25, 1997. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

         After preliminary working capital adjustments, the purchase price consists of approximately $242 million in cash plus certain assumed liabilities, including liabilities of $4 million for projected and accumulated postretirement benefit obligations in excess of certain benefit plans' assets, and a provision of approximately $8 million to consummate the transaction and integrate the operations. The final purchase price is subject to certain post-closing adjustments relating to working capital. Any change in the purchase price resulting from final post-closing adjustments will be reflected in the determination of the final purchase consideration during the allocation period. As of September 30, 1997, approximately $100 million in goodwill has been recognized by the Corporation after recording approximately $12.5 million in other intangibles (representing the estimated fair market value of certain assets) and other purchase adjustments necessary to allocate the purchase price to the value of the assets acquired and liabilities assumed. Goodwill is being amortized over a 30-year period and other intangibles are being amortized over periods not exceeding ten years. The portion of the cash purchase price, in the amount of $25 million -- that was deferred at the time of closing and evidenced by a note -- was, by its terms, repaid in August 1997.

         The presentation of certain pro forma financial information for the three months ended September 30, 1997, is not required for this business combination since the transaction is reflected in the Corporation's balance sheet at September 30, 1997, and in its results of operations for the three-month period then ended. However, for comparative purposes, the following unaudited pro forma summary financial information presents the historical results of operations of the Corporation and the American Aggregates business for the three months ended September 30, 1996, and nine months ended September 30, 1997 and 1996, with pro forma adjustments as if the acquisition had been consummated as of the beginning of the earliest period presented. The pro forma information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information presented on the following page is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       Acquisition of American Aggregates Corporation (continued)

                                        Pro Forma Information (Unaudited)
                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   ------------------  -------------------------
                                          1996           1997             1996
                                        --------       --------         --------
                                   (Dollars in Thousands, Except Per Share Data)

         Net sales                      $248,379       $700,386         $633,504
                                        ========       ========         ========

         Net earnings                   $ 29,639       $ 69,435         $ 56,026
                                        ========       ========         ========

         Net earnings per share         $   0.64       $   1.51         $   1.22
                                        ========       ========         ========

3.       Inventories

                                                September 30,      December 31,
                                                    1997               1996
                                                -------------      ------------
                                                    (Dollars in Thousands)

         Finished products                       $ 107,044          $  85,363
         Product in process and raw materials        7,814             14,682
         Supplies and expendable parts              22,028             19,807
                                                 ---------          ---------
                                                   136,886            119,852
         Less allowances                            (8,139)            (6,078)
                                                 ---------          ---------

         Total                                   $ 128,747          $ 113,774
                                                 =========          =========

4.       Long-Term Debt

                                                September 30,      December 31,
                                                    1997               1996
                                                -------------      ------------
                                                      (Dollars in Thousands)

         6.9% Notes, due 2007                     $ 124,947          $    --
         7% Debentures, due 2025                    124,192            124,185
         Commercial Paper, interest rates
            approximating 5.7%                      100,000               --
         Acquisition notes, interest rates
            ranging from 5% to 10%                    2,423              2,254
         Other notes                                  1,629                724
                                                  ---------          ---------
                                                    353,191            127,163
         Less current maturities                     (1,431)            (1,273)
                                                  ---------          ---------

         Total                                    $ 351,760          $ 125,890
                                                  =========          =========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         During August 1997, the Corporation offered and sold the 6.9% Notes at 99.707% of their principal amount of $125,000,000. The entire amount of these Notes was registered under the Corporation's shelf registration statement on file with the Securities and Exchange Commission. These Notes are carried net of original issue discount, which is being amortized over the life of the issue. The Notes are not redeemable prior to their maturity on August 15, 2007.

         In July 1997, the Corporation entered into an interest rate swap agreement to offset a portion of its exposure to rising interest rates relating to the above-mentioned long-term financing. This agreement was closed during the third quarter of 1997 in connection with the Corporation's issuance of the 6.9% Notes in August. The Corporation realized a gain of approximately $312.5 thousand on the closing of this agreement, which has been deferred and is being amortized and recognized as an adjustment to interest expense over the term of the Notes.

         In January 1997, the Corporation's revolving credit agreement with Lockheed Martin Corporation ("Lockheed Martin") was, by its terms, terminated. Also during January, the Corporation entered into a new revolving credit agreement with a group of domestic and foreign banks which provides for borrowings of up to $150 million for general corporate purposes through January 2002. Borrowings under this agreement are unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or
         (iii) a competitively determined rate (as defined on the basis of a bidding process). The revolving credit agreement contains several covenants, including specific financial covenants relating to leverage, limitations on encumbrances, and provisions which relate to certain changes of the Corporation's control. The Corporation is required to pay an annual loan commitment fee to the bank group. At September 30, 1997, no borrowings were outstanding under this revolving credit agreement. However, this long-term revolving credit agreement supports commercial paper borrowings of $100 million outstanding at September 30, 1997, which have been classified as long-term debt in the accompanying balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At November 1, 1997, $90 million remained outstanding under the Corporation's commercial borrowing obligations.

         In May 1997, the Corporation entered into an additional revolving credit agreement with the same group of domestic and foreign banks, as referenced above, which provides for incremental borrowings of up to $150 million for general corporate purposes through May 26, 1998. Borrowings under this agreement are unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or (iii) a competitively determined rate (as defined on the basis of a bidding process). This short-term revolving credit agreement contains the same covenants as those contained in the above-referenced long-term revolving credit agreement. The Corporation is required to pay a loan commitment fee to the bank group. At September 30, 1997, no borrowings were outstanding under this revolving credit agreement.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       Long-Term Debt (continued)

         As of November 1, 1997, no borrowings were outstanding under either of these revolving credit agreements.

         The Corporation's interest payments were approximately $8.8 million in 1997 and $7.6 million in 1996 for the nine months ended September 30.

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

         The Corporation's effective income tax rate for the first nine months was 35.2% in 1997 and 33.9% in 1996. The effective rate for three quarters of 1997 was slightly higher than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

         Through October 1996, the results of operations of the Corporation are included in a consolidated federal income tax return with the Corporation's former parent, Lockheed Martin. Income taxes allocable to the operations of the Corporation through this date are calculated as if it had filed separate federal income tax returns for each tax reporting period.

         The corporation's income tax payments were approximately $38.8 million in 1997 and $22.9 million in 1996, for the nine months ended September 30.

6.       Contingencies

         In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.       Other Matters

         In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Amended Omnibus Securities Award Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of November 1, 1997, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
         Third Quarter and Nine Months Ended September 30, 1997 and 1996

OVERVIEW Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment which processes and sells granite, sandstone, limestone, shell and other aggregates products from a network of more than 250 quarries and distribution facilities in 20 states in the southeastern, midwestern and central regions of the United States and in the Bahama islands and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

         On September 5, 1997, the Corporation purchased the remaining 50% interest in the outstanding common stock of an Iowa-based company for an undisclosed purchase price consisting of cash and common stock of Martin Marietta Materials, Inc. The Corporation acquired its initial 50% interest in this company in 1992, and accounted for its investment under the equity method of accounting. With the Corporation's acquisition of the remaining interest in this company, the transaction is being accounted for under the purchase method of accounting. Consequently, the results of the entire company's operations are included with those of the Corporation since the effective date of the acquisition of the company's remaining outstanding common stock by Martin Marietta Materials. Currently, approximately $5.3 million in goodwill has been recognized by the Corporation after recording amounts for other intangibles and other purchase adjustments necessary to allocate the purchase price to the value of the assets acquired and liabilities assumed. Goodwill is being amortized over a 20-year period and other intangibles are being amortized over a ten-year period. In connection with this transaction, the issuance of the Corporation's common stock (the non-cash portion of the purchase price consideration) has not been reflected in the financing and investing sections of accompanying statement of cash flows. In addition to this transaction, the Corporation also entered into a joint venture during the third quarter with a sand and gravel operator that is located in the state of Mississippi. The Corporation has complete management and operating control of the operation within this joint venture.
For accounting purposes, the financial position and results of operations of this joint venture will be consolidated with those of the Corporation with appropriate elimination of the other joint venture party's interest.

         The Corporation continued in excellent overall financial condition during the third quarter of 1997 and has adequate capital resources to operate, compete and grow in an increasingly challenging and competitive environment. Net earnings for the third quarter of 1997 were $36.3 million, or $0.79 per share, an increase of 32% over 1996 third-quarter earnings of $27.5 million, or $0.60 per share.


                                   (Continued)
                                  Page 11 of 26

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996

         At September 30, 1997, total shareholders' equity reached a record $544.3 million, and the Corporation's ratio of debt to total capitalization was 39%, compared with a debt-to-capitalization ratio of 21% at year-end 1996. Total debt at the end of the third quarter reflected incremental borrowings -- including the sale of $125 million debt securities in August -- associated with the financing of the acquisition of the American Aggregates business in the second quarter of 1997. For further discussion of the Corporation's capitalization structure following this acquisition, see the "Liquidity and Capital Resources" section on pages 16 through 18 of this Form 10-Q.

BUSINESS COMBINATION WITH AMERICAN AGGREGATES CORPORATION On May 28, 1997, the Corporation purchased all of the outstanding common stock of American Aggregates Corporation ("American Aggregates") along with certain other assets from American Aggregates' former parent, CSR America, Inc., in a transaction being accounted for under the purchase method of accounting. Following preliminary working capital adjustments, the purchase consideration, which remains subject to certain further post-closing adjustments relating to working capital, consists of approximately $242 million in cash plus certain assumed liabilities, including a liability of $4 million for projected and accumulated postretirement benefit obligations in excess of plan assets for various defined benefit and retiree medical benefit plans. Any changes in the final purchase price resulting from final post-closing adjustments will be reflected in the determination of the final purchase consideration during the allocation period. In addition, the Corporation recorded a provision of approximately $8 million to consummate the transaction and integrate the operations. As of September 30, 1997, approximately $2 million has been expended in connection with this transaction and charged against this liability. Management expects that the balance of the costs estimated to consummate the transaction and integrate the operations will be incurred over the next 18- to 24-month period. Currently, approximately $100 million in goodwill has been recognized by the Corporation after recording amounts for other intangibles (representing the estimated fair market value of certain assets) and other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. Goodwill is being amortized over a 30-year period and other intangibles are being amortized over periods not exceeding ten years. See Note 2 of the Notes to Condensed Consolidated Financial Statements for certain pro forma summary financial information in connection with this business combination.

RESULTS OF OPERATIONS Net sales for the quarter were $271.7 million, a 35% increase over 1996 third quarter sales of $201.5 million. Net sales for the first nine months of 1997 were $662.1 million, an increase of 23% over net sales for the year-earlier period of $538.5 million. Earnings from operations were up $17.0 million, or 39%, to $60.0 million for the third quarter of 1997 over the same period in 1996, with earnings from operations up $31.3 million, to $122.8 million for the first nine months of 1997, compared with the first nine months of 1996. Consolidated net earnings for the quarter increased 32% to $36.3 million, or $0.79 per share, from 1996 third quarter net earnings of $27.5 million, or $0.60 per share. For the nine-month period ended September 30, 1997, consolidated net earnings were $75.6 million, or $1.64 per share. This represents an increase of 29% over net earnings for the first nine months of 1996 of $58.6 million, or $1.27 per share. These increases in both sales and earnings reflect the results of operations of the American Aggregates business that have been combined with those of the Corporation since May 28, 1997.




                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996

         Sales for the Aggregates division increased 39% to $236.3 million for the third quarter, compared with the year-earlier period. The division's sales increased 26% to $556.7 million for the first nine months of 1997, compared with the first nine months of 1996. This increase in sales reflects record year-to-date aggregates shipments (including acquisitions) of 94.2 million tons and an increase in the division's average net selling price, when compared to the same period in 1996. The division's third quarter operating profits were $56.6 million, an increase of 40% over operating profits for the year-earlier period of $40.5 million. The division's operating profits for the first nine months of 1997 increased 35% to $112.8 million from $83.7 million for the first nine months of 1996, which were impacted negatively by the effect of Hurricane Fran and subsequent heavy rainfall during September 1996 in the southeast and the effect of the adverse weather conditions that existed within most of the markets served by the division during the first quarter of 1996. The division's results reflect the acquisition of American Aggregates, which accounts for slightly more than one-half of the increase in the division's shipments during the first nine months of 1997. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity levels, most of which occurs typically in the spring, summer, and early fall. Management continues to believe that the Corporation's annual production and shipments, excluding any acquisition activities, will see some improvement for the full year ending December 31, 1997, compared with the prior year. Additionally, Management continues to believe that the American Aggregates acquisition offers the opportunity to further increase the division's sales and earnings in 1997.

         The Magnesia Specialties division had third quarter 1997 sales of $35.4 million, an 11% increase over the third quarter sales of 1996, and had nine month 1997 sales of $105.3 million, an increase of 8% in 1997 over 1996.
The division's total shipments for the first nine months of 1997 increased when compared with the year-earlier period. However, the division's management continues to expect price weaknesses in this business for the forseeable future due to the fixed market limitations inherent within the steel industry, which is the division's largest product market. Sales of periclase grain products continued to strengthen through the first nine months of 1997.

         Compared to the year-earlier period, the Magnesia Specialties division's earnings from operations for the first nine months of 1997 increased to $10.0 million from $7.8 million in 1997. The division's lower operating earnings for the first nine months of 1996 reflected the negative impact of a fire in an electrical substation at the division's Woodville, Ohio, lime plant.




                                   (Continued)
                                  Page 13 of 26

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996


         The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and nine months ended September 30, 1997 and 1996. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:



                                                                   Three Months Ended
                                                                       September 30,
                                                   --------------------------------------------------
                                                                  (Dollars in Thousands)
                                                            1997                      1996
                                                   ----------------------     -----------------------
                                                                  % of                       % of
                                                    Amount      Net Sales      Amount      Net Sales
                                                   --------     ---------     --------     ---------
Net sales:
   Aggregates                                      $236,269       100.0       $169,485       100.0
   Magnesia Specialties                              35,448       100.0         32,019       100.0
                                                   --------       -----       --------       -----
      Total                                        $271,717       100.0       $201,504       100.0

Gross profit:
   Aggregates                                      $ 71,982        30.5       $ 51,381        30.3
   Magnesia Specialties                               7,954        22.4          7,166        22.4
                                                   --------       -----       --------       -----
      Total                                        $ 79,936        29.4       $ 58,547        29.1

Selling, general & administrative expense:
   Aggregates                                      $ 14,915         6.3       $ 10,859         6.4
   Magnesia Specialties                               3,959        11.2          4,171        13.0
                                                   --------       -----       --------       -----
      Total                                        $ 18,874         7.0       $ 15,030         7.5

Earnings from operations:
   Aggregates                                      $ 56,615        24.0       $ 40,521        23.9
   Magnesia Specialties                               3,405         9.6          2,530         7.9
                                                   --------       -----       --------       -----
      Total                                        $ 60,020        22.1       $ 43,051        21.4



                                   (Continued)
                                  Page 14 of 26

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996


                                                                    Nine Months Ended
                                                                      September 30,
                                                   --------------------------------------------------
                                                                  (Dollars in Thousands)
                                                            1997                      1996
                                                   ----------------------     -----------------------
                                                                  % of                       % of
                                                    Amount      Net Sales      Amount      Net Sales
                                                   --------     ---------     --------     ---------
Net sales:
   Aggregates                                      $556,746        100.0       $440,787      100.0
   Magnesia Specialties                             105,324        100.0         97,702      100.0
                                                   --------        -----       --------      -----
   Total                                           $662,070        100.0       $538,489      100.0

Gross profit:
   Aggregates                                      $151,610         27.2       $115,780       26.3
   Magnesia Specialties                              23,957         22.8         21,902       22.4
                                                   --------        -----       --------      -----
   Total                                           $175,567         26.5       $137,682       25.6

Selling, general & administrative expense:
   Aggregates                                      $ 38,095          6.8       $ 32,099        7.3
   Magnesia Specialties                              12,391         11.8         12,664       13.0
                                                   --------        -----       --------      -----
   Total                                           $ 50,486          7.6       $ 44,763        8.3

Earnings from operations:
   Aggregates                                      $112,802         20.3       $ 83,681       19.0
   Magnesia Specialties                               9,956          9.5          7,820        8.0
                                                   --------        -----       --------      -----
   Total                                           $122,758         18.5       $ 91,501       17.0


Other income and expenses, net, for both nine month periods ended September 30, 1997 and 1996, were approximately $5.2 million in income. Including several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the selling of certain assets, and equity earnings and losses from nonconsolidated investments. The 1997 amount included $0.6 million for claim recoveries for business interruption resulting from lost production time during Hurricane Fran in late 1996.



                                   (Continued)
                                  Page 15 of 26

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996



         Interest expense was approximately $3.4 million, or 43%, higher in the first nine months of 1997 over 1996. The increase in 1997 resulted from the effect of the additional long-term borrowings by the Corporation associated with its acquisition of the American Aggregates business, including the Corporation's public offer and sale of its $125 million, 6.9% Notes in August 1997. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

         The Corporation's estimated effective income tax rate for the first nine months was 35.2% in 1997 and 33.9% in 1996. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first nine months of 1997 was $121.5 million, compared with $71.9 million in the comparable period of 1996. The cash flow from operating activities for both 1996 and 1997 was principally from earnings, before deducting depreciation, depletion and amortization, offset by increased demand for working capital. The increased demand on working capital during the first nine months of 1996 and 1997 was primarily the result of increases in accounts receivable balances (due to timing and growth in aggregates demand), which was offset somewhat by increased trade accounts payable and other liabilities balances in 1997 and by other liabilities balances in 1996. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Accordingly, full year 1996 net cash provided by operating activities was $134.9 million, compared with the $71.9 million provided by operations in the first nine months of 1996. For 1997, capital expenditures, exclusive of acquisitions, are expected to be in excess of prior year's expenditures, but somewhat less than the original budget amount of $97 million. Comparable capital expenditures were approximately $80 million in 1996.


                                   (Continued)
                                  Page 16 of 26

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996


         The Corporation continues to rely upon internally generated funds and access to capital markets, including funds obtained under its two revolving credit agreements and cash management facility to meet its liquidity requirements, finance its operations, and fund its capital requirements. With respect to the Corporation's ability to access the public market, currently the Corporation has an effective shelf registration on file with the Securities and Exchange Commission (the "Commission") for the offering of up to $50 million of debt securities, which may be issued from time to time. Presently, it is Management's intent to file another shelf registration statement with the Commission. It should be noted, however, that the Corporation has not determined the timing when, or the amount for which, it may file such shelf registration. Its ability to borrow or issue debt securities is dependent, among other things, upon prevailing economic, financial and market conditions.

         In connection with the July 1997 stock acquisition of the American Aggregates Corporation, the Corporation financed the transaction by borrowing the funds initially from its revolving credit agreements. At closing the Corporation borrowed approximately $210 million under these agreements which, coupled with other working capital borrowings under these same agreements, amounted to $225 million at June 30, 1997. On July 3, 1997, the Corporation offered and sold $200 million of commercial paper obligations, the proceeds of which were used initially to repay certain amounts outstanding under the revolving credit agreements. During August 1997, the Corporation sold the $125 million 6.9% Notes, the net proceeds from the sale of which were used to repay remaining amounts outstanding under the revolving credit agreements and to further reduce the amount of commercial paper obligations. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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



                                   (Continued)
                                  Page 17 of 26

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine Months Ended September 30, 1997 and 1996


         The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in the Amended Omnibus Securities Award Plan and for general corporate purposes. As of November 1, 1997, there have been 68,200 shares repurchased under these authorizations.

ACCOUNTING CHANGES In February 1997, the Financial Accounting Standards Board (the "FASB") issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. Upon adoption, the Corporation will be required to change the method used currently to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic, or primary, earnings per share, the dilutive effect of common stock equivalents will be excluded. Currently, shares issuable under the Corporation's employee stock option and other stock-based plans are excluded from the weighted average number of shares used in the Corporation's computation of primary earnings per share on the assumption that their effect is not dilutive. Consequently, adoption of FAS 128 will have no impact on the Corporation's computation of primary earnings per share for the three and nine months ended September 30, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

OTHER MATTERS Investors are cautioned that statements in this Quarterly Report on Form 10-Q which relate to the future are, by their nature, uncertain and dependent upon numerous contingencies - including political, economic, regulatory, climatic, competitive, and technological - any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation's other filings which are made from time to time with the Securities and Exchange Commission.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part II Item 1. "Legal Proceedings" of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and to Part I, Item 1., "Business -- Environmental Regulations" of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

ENVIRONMENTAL REGULATION In August 1995, the U.S. Environmental Protection Agency (the "EPA") requested information regarding the disposal of polychlorinated biphenyl ("PCB") waste in the 1980s at sites operated by PCB Treatment Site, Inc., which had facilities in Kansas City, Missouri, and Kansas City, Kansas (the "Sites"). PCB Treatment had the proper permits to operate the Sites. According to the EPA, PCB Treatment received waste shipments of PCBs from over 1,500 parties and received total shipments of materials in excess of 25 million pounds, of which approximately 9,465 pounds of PCB waste was shipped by the Aggregates Division of Martin Marietta Corporation, which is the Corporation's predecessor in interest. The Sites closed in 1986.

PCB Treatment removed the waste material from the Sites but did not complete the remediation. The EPA has identified the Sites as requiring removal or remedial action under the federal "Superfund" laws. A group of PRPs, each of whom disposed of more than 200,000 pounds of waste at the Sites, have formed a steering committee which is conducting site assessments to further evaluate the corrective action that will be required. It is anticipated that the remaining work that needs to be completed involves the clean-up of contamination in two buildings (or demolition of the buildings) and clean-up of the surrounding soils. Based on this, total clean-up costs have been estimated by the steering committee to be $10 million to $40 million.

In a letter from the EPA dated September 16, 1997, the Corporation was designated a "Potentially Responsible Party" (a "PRP") for the Sites. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the event that the Corporation were required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs. According to the steering committee, the major contributor of waste to the Sites is the Department of Defense. Also, there are other solvent PRPs who will be responsible for large shares of the clean-up costs based upon their respective shares of waste disposed at the Sites.

Furthermore, management believes that in the allocation process the Corporation's share of the clean-up costs will be minor because the amount will be based upon the Corporation's share of waste disposed of at the Sites (9,465 pounds) out of the total waste deposited at the Sites (25 million pounds) and because the allocation is among over 1,500 PRPs identified thus far by EPA. Additionally, the Corporation believes that any costs incurred by it associated with this site would not have a material adverse effect on the Corporation's consolidated results of operations or on its consolidated financial position.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. (continued)

Management does not believe that adherence to presently applicable environmental regulations at its own facilities will have material adverse affect on the Corporation's consolidated financial position or results of its operations. For additional information, also see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Part I, Item 3. "Legal Proceedings" of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

Reference is made to Part II. Item 4. "Submission of Matters to a Vote of Security Holders" of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-K for the quarterly period ended June 30, 1997.


Item 5.  Other Information.

On August 18, 1997, the Corporation announced that the Board of Directors had elected Donald J. Easterlin, III, as a Vice President and Officer of the Corporation.

On September 8, 1997, the Corporation announced that it had purchased the remaining 50% of the outstanding common stock of the Kaser Corporation at an undisclosed purchase price, comprised of cash and Martin Marietta Materials, Inc. common stock. The Corporation made its original investment in and purchased 50% of the Kaser Corporation's outstanding common stock in 1992. The former Kaser operations, whose headquarters were in Des Moines, Iowa, has 13 aggregates operations in southeastern Iowa with a combined annual production capacity of approximately 3.2 million tons.

On October 10, 1997, the Corporation announced that it had entered into a joint venture with R & S Haulers and Distributors, a sand and gravel producer with one plant located in Mississippi. This facility has an annual production capacity of more than 900,000 tons and serves northeastern Mississippi and northwestern Alabama. The terms of the transaction were not disclosed.

On November 6, 1997, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend on the Corporation's Common Stock of $0.12 a share, payable December 31, 1997, to shareholders of record at the close of business on December 1, 1997.

On November 7, 1997, the Corporation announced that the Board of Directors had elected Phillip J. Sipling as an Executive Vice President of the Corporation.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                           PART II - OTHER INFORMATION
                                   (Continued)

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
  No.                                    Document
-------                                  --------

4.01 Form of Martin Marietta Materials, Inc. 6.9% Notes, due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

10.01             Amendment No. 1 to the Martin Marietta Materials, Inc.
                  Incentive Stock Plan

11.01             Martin Marietta Materials, Inc. and Consolidated
                  Subsidiaries Computation of Earnings Per Share for the Quarter and Nine Months Ended September 30, 1997 and 1996

12.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine Months ended September 30, 1997

27.01             Financial Data Schedule (for Securities and Exchange
                  Commission use only)


(b) Reports on Form 8-K filed in the third quarter of 1997.

                  Current Report on Form 8-K/A, dated May 28, 1997, filed with the Securities and Exchange Commission on August 4, 1997. Reference is made to Part II. Item 6. "Exhibits and Reports on Form 8-K" of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MARTIN MARIETTA MATERIALS, INC.
                                                           (Registrant)




Date:  November 12, 1997                         By: /s/ JANICE K. HENRY
                                                     -----------------------
                                                     Janice K. Henry
                                                     Vice President, Chief
                                                     Financial Officer and
                                                     Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                                  EXHIBIT INDEX


Exhibit No.                                      Document                                        Page
-----------                                      --------                                        ----

4.01              Form of Martin Marietta Materials, Inc. 6.9 % Notes, due 2007                   --
                  (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta
                  Materials, Inc. registration statement on Form S-3 (SEC Registration
                  No. 33-99082))

10.01             Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan     24

11.01             Martin Marietta Materials, Inc. and Consolidated Subsidiaries                   25
                  Computation of Earnings Per Share for the Quarter and Nine Months
                  Ended September 30, 1996 and 1995

12.01             Martin Marietta Materials, Inc. and Consolidated Subsidiaries                   26
                  Computation of Ratio of Earnings to Fixed Charges for the Nine Months
                  ended September 30, 1996

27.01 Financial Data Schedule (for Securities and Exchange Commission use only)
