Form 10-K405
period 1997-12-31
MARTIN MARIETTA MATERIALS INC
filed 1998-03-30
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended DECEMBER 31, 1997
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from            to

                       Commission file number 1-12744
                       MARTIN MARIETTA MATERIALS, INC.
           (Exact name of registrant as specified in its charter)

   NORTH CAROLINA                                       56-1848578
   (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                       identification no.)

2710 WYCLIFF ROAD, RALEIGH, NORTH CAROLINA              27607- 3033
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:


               Title of each class                               Name of each exchange on which registered
               -------------------                               -----------------------------------------
COMMON STOCK (PAR VALUE $.01 PER SHARE) (INCLUDING               NEW YORK STOCK EXCHANGE
RIGHTS ATTACHED THERETO)

Securities registered pursuant to Section 12(g) of the Act:         NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes     X     No
                                                          ------      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.    X
                              -----

         The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on March 13, 1998 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,566,027,777. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the Registrant's classes of common stock on March 13, 1998 as follows:

         COMMON STOCK (PAR VALUE $.01 PER SHARE)          46,217,779 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 1998 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I
------
Item 1      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 4      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . 12

Forward Looking Statements - Safe Harbor Provisions . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART II
-------

Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . 14

Item 6      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 7      Management's Discussion and Analysis of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 8      Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART III
--------

Item 10     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . 15

Item 11     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 12     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . 15

Item 13     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . 15

PART IV
-------

Item 14     Exhibits, Financial Statements, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Martin Marietta Materials, Inc. (the "Company") is the United States' second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial and residential. The Company also manufactures and markets magnesia and other specialty products, including heat-resistant refractory products for the steel industry, chemicals products for industrial, agricultural and environmental uses and dolomitic lime. In 1997, the Company's aggregates business accounted for 84% of the Company's total revenues and the Company's magnesia and other specialty products segment accounted for 16% of the Company's total revenues.

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

         On January 3, 1995, the Company purchased certain assets of Dravo Corporation relating to its construction aggregates business for a purchase price of approximately $121 million in cash, plus certain assumed liabilities (the "Dravo Acquisition"). When acquired, the business had production and distribution facilities in nine states and the Bahamas. The Dravo Acquisition added more than 24 million tons of annual production capacity to the Company's operations. It also expanded the Company's method of conducting business by adding water distribution by ocean vessels and river barges, in addition to the use of truck and rail transportation. Further, the Dravo Acquisition expanded the Company's presence in nonconstruction aggregate markets, including the chemical, steel, cement, utility desulphurization, poultry feed and agricultural lime industries.

         On May 28, 1997, the Company purchased all of the outstanding common stock of American Aggregates Corporation ("American Aggregates") along with certain other assets from American Aggregates' former parent, CSR America, Inc., for an acquisition price of approximately $242 million in cash plus certain assumed liabilities (the "American Aggregates Acquisition"). The American Aggregates Acquisition included the Ohio and Indiana operations of American Aggregates with 29 production facilities and increased the Company's annual production capacity by more than 25 million tons -- in addition to adding over 1 billion tons of mineral reserves of which approximately 700 million are zoned for production and 11,000 acres of property. American Aggregates is a leading supplier of aggregates products in

Indianapolis, Cincinnati, Dayton and Columbus. The American Aggregates Acquisition expanded the Company's Aggregates Division's business by adding operating facilities in the states of Indiana and Ohio and significant long-term mineral reserve capacity.

         The Company announced in February 1997 that it entered into agreements giving the Company rights to commercialize two proprietary technologies related to the Company's business. One of the agreements gives the Company the opportunity to pursue the use of certain composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, rail cars and other structures. The other technology relates to a patented microwave technology which is intended for use in cleaning the inside of mixer drums on ready mixed concrete trucks. The Company is also developing a laser device that may be used to measure the refractory thickness of steel furnaces. In addition, as part of the American Aggregates Acquisition, the Company is working on certain technology related to remineralization of soil and microbial products for enhanced plant growth and other microbial products that may be used for solid waste treatment. These technologies, if fully developed by the Company, would complement and expand the Company's business.

BUSINESS SEGMENT INFORMATION

         The Company operates in two principal business segments. These segments are aggregates products and magnesia and other specialty products. Information concerning the Company's net sales, operating profit, assets employed and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 1997 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 32 and in "Note O: Segment Incorporation" of the "Notes to Financial Statements" on pages 24 and 25 of the Company's 1997 Annual Report to Shareholders (the "1997 Annual Report"), which information is incorporated herein by reference.

AGGREGATES

         The Company's aggregates segment processes and sells granite, sandstone, limestone, shell (a portion of which business was transferred in 1998 to the Company's magnesia and other specialty products segment) and other aggregates products for use in all sectors of the public infrastructure, industrial, commercial and residential construction industries. The Company is the United States' second largest producer of aggregates. In 1997, the Company shipped approximately 129 million tons of aggregates to customers in 25 southeastern, midwestern and central states and 8 foreign countries, generating net sales and earnings from operations of $760.7 million and $148.9 million, respectively. In 1997, approximately 85% of the aggregates shipped by the Company were crushed stone, primarily granite and limestone, and approximately 15% were sand and gravel. The Company has focused on the production of aggregates and has not integrated vertically in a substantial manner into other construction materials businesses.

         As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national and regional economic conditions, particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and changes in the level of infrastructure spending funded by the public sector. The Company's aggregates business is concentrated principally in the southeast, midwest and central states. The addition of the Dravo operations opened extensive markets for the aggregates business along the Ohio and Mississippi River systems from Western Pennsylvania throughout the central and southern United States. The distribution centers acquired along the Gulf of Mexico and Atlantic coasts, as well as operating facilities in the Bahamas, provided entry into those markets for aggregates. The Gulf and Atlantic coastal areas are being supplied primarily from the Bahamas location, two large quarries on the Ohio River system and a Canadian quarry on the Strait of Canso in Nova Scotia, the assets related to which were purchased in October 1995 by the Company (the "Canadian Acquisition"). The Company's business is accordingly affected by the economies in these regions.

         The Company's aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of the American Aggregates Acquisition, more of the Company's aggregates operations have exposure to weather-related risk during the winter months. These operations are concentrated principally in the north central region of the Midwest, which generally experiences more severe winter weather conditions than the division's operations in the Southeast. Due to these factors, the Company's second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results.

         Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, the size of the market area of an aggregates quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. Access to lower-cost water distribution as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition, enables the Company to extend its market reach in the coastal markets and areas immediately contiguous thereto.

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

         Management believes the Aggregates Division's raw material reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production in its aggregates segment.

         The Company generally delivers products in its aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

MAGNESIA AND OTHER SPECIALTY PRODUCTS

         The Company also manufactures and markets dolomitic lime and magnesia and other specialty products, including heat-resistant refractory products for the steel industry and magnesia and other specialty chemicals products for industrial, agricultural and environmental uses, including wastewater treatment, sulphur dioxide scrubbing and acid neutralization. In 1997, the Company's Magnesia Specialties Division generated net sales of $140.2 million and earnings from operations of $13.8 million. Magnesia Specialties' refractory and dolomitic lime products are sold primarily to the steel industry, and such sales are affected by economic conditions in that industry.

         The principal raw materials used in the Company's magnesia and other specialty products are lime, brine and imported magnesia. Management believes that its reserves of limestone to produce lime and its reserves of brine are sufficient to permit production at present operational levels for the foreseeable future. The supply of magnesia is abundant worldwide. In 1997, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices. Alternatively, the Company believes it could adjust its mix of products and/or increase production capacity at its Manistee, Michigan operation. In addition, because of the significant Asian presence within the worldwide steel industry, the current problems and uncertainties surrounding the Asian financial and economic markets are being monitored at this time. A crash in these foreign economies, including related production and manufacturing cycles, could have an adverse impact on the worldwide steel industry. A high level of exports from the Asian steel markets as a result of the desire to generate cash could have a negative impact on domestic and worldwide levels of steel production and prices, and consequently on the division's operations.

         The Company generally delivers its magnesia and other specialty products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for magnesia and other specialty products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. The Company has provided extended payment terms to certain international customers.

PATENTS AND TRADEMARKS

         As of March 13, 1998, the Company owns, has the right to use, or has pending applications for approximately 70 patents granted by the United States and various countries and approximately 80 trademarks related to its Magnesia Specialties business and its developing technology and services business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company's business as a whole.

CUSTOMERS

         No material part of the business of either segment of the Company is dependent upon a single customer or upon a few customers, the loss of any one of which would have a material adverse effect on the segment. The Company's products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof.

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

         The Magnesia Specialties Division of the Company competes with various companies in different geographic and product markets. The Company believes that the Magnesia Specialties Division is one of the largest suppliers of monolithic (unshaped) refractory products and dolomitic lime to the steel industry in the United States and one of the largest suppliers of magnesia-based chemicals products to various industries. The Company's largest competitors for monolithic refractory sales are Mineral Technologies, Inc. and Premier Refractories International, Inc., and its largest competitor for hydroxide slurry is The Dow Chemical Company. The division competes principally on the basis of quality, price and technical support for its products. The Magnesia Specialties Division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $24.1 million in sales in 1997 (representing approximately 17% of total sales of the Company's magnesia and other specialty products segment) principally in Canada, Mexico, the United Kingdom, Germany and Korea. The Magnesia Specialties Division's sales to foreign customers were $19.2 million in 1996 and $16.0 million in 1995.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development activities for its magnesia and other specialty products segment at its laboratory located near Baltimore, Maryland and at various locations for the new proprietary technologies. In general, the Company's research and development efforts are directed to applied technological development for the use of its refractories and chemicals products and for composite materials, soil remineralization products, microbial products, a laser-measuring device and a microwave technology. The Company spent approximately $ 3.4 million in 1997, $1.9 million in 1996 and $1.9 million in 1995 on research and development activities.

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

         The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company's operations or financial condition. See "Legal Proceedings" on page 11 of this Form 10-K and "Note N: Commitments and Contingencies" of the "Notes to Financial Statements" on page 24 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 36 of the 1997 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

         At the Magnesia Specialties Division's Manistee, Michigan facility, the Company maintains a stockpile of off- specification magnesia and binder materials, and fine-particle product generated in processing magnesium oxide. These materials are used at the Manistee plant as a portion of the feed stock for producing lower magnesium oxide level products. This stockpile of recyclable materials currently contains approximately 73,000 cubic yards of material and has been reduced over the past three years at a rate of approximately 1,000 to 4,000 cubic yards per year. In 1986, the EPA investigated the stockpile for possible designation under the Comprehensive Environmental Response Compensation and Liability Act (the "Superfund" statute), but has not taken any action since that date. In addition, the Michigan Department of Environmental Quality is reviewing information submitted by the Company to determine whether the pile should be classified as "low hazard industrial waste." If the pile is so classified, the Company would be required to obtain an appropriate license for the continued storage of these recyclable materials, which may require pile modifications. Such modifications would require either the installation of a pad under the pile, the construction of a berm surrounding the pile, the installation of monitoring wells or a combination of the foregoing. Because of the limited expense of any such modifications, the Company believes that such modifications will not have a material adverse effect on the Company's operations or its financial condition.

         As a result of the processing of dolomitic limestone at the Magnesia Specialties Division's Woodville, Ohio facility, lime kiln dust ("LKD") is produced as a by-product. The Ohio Environmental Protection Agency ("OEPA") has promulgated regulations that apply to the disposal of LKD. The Company executed an administrative order on November 24, 1997 with the OEPA which requires the Company to submit a permit application for a landfill within 180 days. The Company, along with other lime producers, have had certain discussions with the OEPA, which is in the process of determining the scope of these regulations. Depending upon the result of these ongoing discussions, the Company may be required to incur certain compliance costs. The Company believes that any such costs would not have a material adverse effect on the Company's operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the magnesia and other specialty products segment's operations.

         The United States Environmental Protection Agency (the "EPA") in November 1996 proposed certain changes to the regulations relating to the standard for particulate matter in connection with air quality, which were recently placed into law as the National Ambient Air Quality Standards. The new law places an ambient air limit on the emission of fine particles (smaller than 2.5 microns) that typically result from industrial, motor vehicle and power generation fuel combustion, in addition to the coarse particles previously regulated. As adopted, the regulations impact many industries, including the aggregates industry. The National Stone Association ("NSA") has joined a lawsuit with many other industries challenging the standard and the lack of scientific data available supporting the limits and the ability of industry to monitor the pollutant. In addition, the NSA filed a petition with EPA seeking a mineral particulate exclusion from the PM2.5 standard. Although it is not known with certainty what the applicability and scope of the new law will be to the aggregates industry generally and thus to the Company, the Company believes that the final regulations will not have a material adverse effect on the Company's operations or its financial condition.

         The Company has been designated a Potentially Responsible Party (a "PRP") by the U.S. Environmental Protection Agency (the "EPA"). In August 1995, the EPA requested information regarding the disposal of polychlorinated biphenyl ("PCB") waste during the 1980s at sites operated by PCB Treatment Site, Inc. ("PCB Treatment"), which had facilities in Kansas City, Missouri, and Kansas City, Kansas (the "Sites"). PCB Treatment had the proper permits to operate the Sites. According to the EPA, PCB Treatment received waste shipments of PCBs from more than 1,500 parties and received total shipments of materials in excess of 25 million pounds, of which approximately 9,500 pounds of PCB waste was shipped by the Aggregates Division of Lockheed Martin Corporation, which is the Company's predecessor in interest. The Sites closed in 1986.

         PCB Treatment removed the waste material from the Sites but did not complete the remediation. The EPA has identified the Sites as requiring removal or remedial action under the federal Superfund laws. A group of PRPs, each of whom disposed of more than 200,000 pounds of waste at the Sites, have formed a steering committee which is conducting site assessments to further evaluate the corrective action that will be required. It is anticipated that the remaining work that needs to be completed involves the clean up of the contamination in two buildings - which may require demolition of the building structures - as well as the clean up of the surrounding soils. Based on the expected level of remediation, total clean-up costs have been estimated by the steering committee to be approximately $10 million to $40 million.

         In a letter from the EPA, dated September 16, 1997, the Company was designated a PRP for these Sites. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Company is potentially liable for the full cost of funding such remediation.
In the event that the Company were required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other PRPs. According to the steering committee, the major contributor of waste to the Sites is the U.S. Department of Defense. Also, there is a group of other solvent PRPs that will be responsible for a large share of the clean-up costs based upon the individual PRP's respective share of waste disposed of at the Sites.

         Furthermore, management believes that as a result of the cost allocation process the Company's share of clean- up costs will be minor because the amount will be based upon the Company's share of waste disposed of at the Sites (approximately 9,500 pounds) out of the total waste deposited at the Sites (approximately 25 million pounds), and because the cost allocation is expected to be shared among the more than 1,500 PRPs as identified thus far by the EPA. Additionally, management believes any costs incurred by the Company associated with the Sites would not have a material adverse effect on the Company's operations or its financial condition.

         In February 1998, the Georgia Department of Natural Resources ("GDNR") determined that both the Company and the Georgia Department of Transportation ("GDOT"), which operated a former maintenance shop on the property in the 1940's and 1950's, are responsible parties for investigation and remediation at the Company's Camak Quarry in Thomson, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it caused a release of trichloroethene ("TCE") above its naturally occurring background concentration in the drinking water well on site. The use of the well was discontinued by the Company. Georgia law provides that responsible parties are jointly and severally liable and, therefore, the Company is potentially liable for the full cost of funding the investigation and any necessary remediation. At this time, remediation costs have not been estimated because the preliminary investigation defining the extent of contamination has not been initiated. In the event that the Company is required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other responsible parties. Additionally, management believes any costs incurred by the Company associated with the sites will not have a material adverse effect on the Company's operations or its financial condition.

EMPLOYEES

         As of March 13, 1998, the Company has approximately 5,000 employees. Approximately 3,700 are hourly employees and approximately 1,300 are salaried employees. Included among these employees are approximately 1,250 hourly employees represented by labor unions. Approximately 27% of the Company's Aggregates Division's hourly employees are members of a labor union, while 95% of the Magnesia Specialties Division's hourly employees are represented by labor unions. The Company's principal union contracts cover employees at the Manistee, Michigan magnesia and other specialty products plant and the Woodville, Ohio lime plant. The Manistee labor union contract expires in 1999 and the Woodville labor union contract expires in 2000. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

AGGREGATES

         As of March 13, 1998, the Company processed or shipped aggregates from 252 quarries and distribution yards in 20 states in the southeast, midwest and central United States and in Canada and the Bahamas, of which 65 are located on land owned by the Company free of major encumbrances, 58 are on land owned in part and leased in part, 117 are on leased land, and 12 are on facilities neither owned nor leased, where raw materials are removed under an agreement.

MAGNESIA AND OTHER SPECIALTY PRODUCTS

         The Magnesia Specialties Division currently operates major manufacturing facilities in Manistee, Michigan and Woodville, Ohio, and smaller processing plants in River Rouge, Michigan; Bridgeport, Connecticut; Mobile, Alabama; Baton Rouge, Louisiana; Lenoir City, Tennessee; and Pittsburgh, Pennsylvania. All of these facilities are owned in fee, except Pittsburgh and Lenoir City, which are leased. In addition, the Company has entered into several third-party toll-manufacturing agreements pursuant to which it processes various chemical and refractory products.

OTHER PROPERTIES

         The Company's corporate headquarters, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices and research and development laboratories for its Aggregates Division and its Magnesia Specialties Division.

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

         See also "Note N: Commitments and Contingencies" of the "Notes to Financial Statements" on page 24 of the 1997 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 36 of the 1997 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the fourth quarter of 1997.


              FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

         This Annual Report on Form 10-K contains statements which constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition" on page 6 through 7 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 36 of the 1997 Annual Report and "Note A:
Accounting Policies" and "Note N: Commitments and Contingencies" of the "Notes to Financial Statements" on pages 15 through 17 and 24, respectively, of the Audited Consolidated Financial Statements included in the 1997 Annual Report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 13, 1998:

                                  PRESENT POSITION       YEAR ASSUMED         OTHER POSITIONS AND OTHER BUSINESS
NAME                      AGE     AT MARCH 13, 1998    PRESENT POSITION      EXPERIENCE WITHIN THE LAST FIVE YEARS
----                      ---     ------------------   -----------------     -------------------------------------
Stephen P. Zelnak, Jr.    53      Chairman of the           1997             Vice Chairman of the Board of Directors
                                  Board of Directors                         of Martin Marietta Materials, Inc. (1996-1997);
                                  of Martin Marietta                         President, Martin Marietta Materials
                                  Materials, Inc.;                           Group (1992-1993)
                                  President and Chief       1993
                                  Executive Officer
                                  of Martin Marietta
                                  Materials, Inc.;
                                  President of Aggregates   1993
                                  Division

Philip J. Sipling         50      Executive Vice President  1997             Senior Vice President of Martin Marietta
                                  of Martin Marietta                         Materials, Inc. (1993-1997); President of
                                  Materials, Inc.;                           Magnesia Specialties Division (1993-1997);
                                  Chairman of Magnesia                       Vice President, Martin Marietta Aggregates
                                  Specialties Division;                      Division (1989-1993)
                                  Executive Vice President  1993
                                  of Aggregates Division

Robert R. Winchester      60      Senior Vice President     1993             Vice President Operations,
                                  of Martin Marietta                         Martin Marietta Aggregates
                                  Materials, Inc.;                           Division (1982-1993)
                                  Executive Vice President
                                  of Aggregates Division

Bruce A. Deerson          46      Vice President and        1993             General Counsel, Martin Marietta
                                  General Counsel                            Materials Group (1988-1993)

Donald J. Easterlin, III  56      Vice President,           1994             President, Hanson-Beazer, Southeast
                                  Business Development                       Division (1992); President, Beazer East
                                                                             (1991-1992)

Janice K. Henry           46      Vice President and        1994             Vice President, Business Mgmt.,
                                  Chief Financial Officer;                   Martin Marietta Astronautics (1992-1993)
                                  Treasurer                 1996

Jonathan T. Stewart       49      Vice President,           1993             Vice President, Human Resources,
                                  Human Resources                            Martin Marietta Aggregates
                                                                             Division (1990-1992)

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         There were approximately 1,726 holders of record of Martin Marietta Materials, Inc. common stock, $.01 par value, as of March 13, 1998. The Company's Common Stock is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption "Quarterly Performance (Unaudited)" on page 37 of the 1997 Annual Report, and that information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required in response to this Item 6 is included under the caption "Five Year Summary" on page 38 of the 1997 Annual Report, and that information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 36 of the 1997 Annual Report, and that information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in response to this Item 8 is included under the caption "Statement of Earnings," "Balance Sheet," "Statement of Cash Flows," "Statement of Shareholders' Equity," "Notes to Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quarterly Performance (Unaudited)" on pages 11 through 37 of the 1997 Annual Report, and that information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Compliance With
Section 16(a) of the Exchange Act" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year ended December 31, 1997 (the "1998 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in
Part I on page 13 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item 11 is included under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's 1998 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required in response to this Item 12 is included under the captions "Voting Securities and Record Date" and "Beneficial Ownership of Shares" in the Company's 1998 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," and "Certain Related Transactions" in the Company's 1998 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

                                    PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS FORM 10-K.

         The following financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 1997 Annual Report, are incorporated by reference into Item 8 on page 14 of this Form 10-K. Page numbers refer to the 1997 Annual Report:

                                                                               Page
                                                                               ----
  Balance Sheet--                                                                12
    December 31, 1997 and 1996

  Statement of Earnings--                                                        11
    Years ended December 31, 1997, 1996 and 1995

  Statement of Shareholders' Equity--                                            14
    Years ended December 31, 1997, 1996 and 1995

  Statement of Cash Flows--                                                      13
    Years ended December 31, 1997, 1996 and 1995

  Notes to Financial Statements--                                           15 through 25
    Years ended December 31, 1997, 1996, and 1995

    (2)  LIST OF FINANCIAL STATEMENT SCHEDULES FILED AS PART OF THIS FORM 10-K

         The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 14(d). The page number refers to this Form 10-K.

         Schedule II - Valuation and Qualifying Accounts...................  21

         All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

         The report of the Company's independent auditors with respect to the above-referenced financial statements appears on page 10 of the 1997 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company's independent auditors appear on page 30 of this Form 10-K.

         The report of American Aggregates Corporation and subsidiary's independent auditors with respect to the American Aggregates Corporation and subsidiary's financial statements as of March 31, 1997 and 1996, and for two years then ended which independent auditors' report is hereby incorporated by reference in this Form 10-K. The consent of American Aggregates Corporation and subsidiary's independent auditors appears on page 31 of this Form 10-K.

    (3)  EXHIBITS

         The list of Exhibits on the accompanying Index of Exhibits on pages 18
         through 20 of this Form    10-K is hereby incorporated by reference.
         Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by an asterisk.

(B)      REPORTS ON FORM 8-K

         None.

(C)      INDEX OF EXHIBITS

Exhibit
   No.                                                                                                 Page
-------                                                                                                ----
 3.01        --Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc.
                     Current Report on Form 8-K, filed on October 25, 1996)
 3.02        --Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit
                     3.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)
 4.01        --Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the
                     Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC
                     Registration No. 33-72648))
 4.02        --Articles 2 and 8 of the Company's Restated Articles of Incorporation, as amended
                     (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials,
                     Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
 4.03        --Article I of the Company's Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1996)
 4.04        --Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc.
                     and First Union National Bank of North Carolina (incorporated by reference to
                     Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on
                     Form S-3 (SEC Registration No. 33-99082))
 4.05        --Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc.
                     registration statement on Form S-3 (SEC Registration No. 33-99082))
 4.06        --Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC on Registration No. 33-99082)).
10.01        --Assumption Agreement between the Company and Martin Marietta Technologies, Inc.
                     (now known as Lockheed Martin Corporation) dated as of November 12, 1993
                     (incorporated by reference to Exhibit 10.01 to the
                     Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration
                     No. 33-72648))
10.02        --Transfer and Capitalization Agreement dated as of November 12, 1993 among
                     Martin Marietta Technologies, Inc. (now known as Lockheed Martin Corporation),
                     Martin Marietta Investments Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))
10.03        --Tax Assurance Agreement dated as of September 13, 1996 between the Company and
                     Lockheed Martin Corporation (incorporated by reference to Exhibit 10.10 to the
                     Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)
10.04        --Supplemental Tax Sharing Agreement dated as of September 13, 1996 between the
                     Company and Lockheed Martin Corporation (incorporated by reference to Exhibit
                     10.09 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended
                     September 30, 1996)

Exhibit
  No.                                                                                                                     Page
-------                                                                                                                   ----
 10.05       --Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of
                    North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A,
                    the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock,
                    as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc.
                    registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21,
                    1996)
 10.06       --Revolving Credit Agreement dated as of January 29, 1997 among the Company and Morgan Guaranty Trust
                    Company of New York, as Agent Bank (incorporated by reference to Exhibit 10.06 to the Martin
                    Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
 10.07       --Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to
                    Exhibit 10.05 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30,
                    1996)**
 10.08       --Martin Marietta Materials, Inc. Shareholder Value Achievement Plan (incorporated by reference to Exhibit
                    10.06 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**
 10.09       --Form of Martin Marietta Materials, Inc. Employment Protection Agreement (incorporated by reference to
                    Exhibit 10.07 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30,
                    1996)**
 10.10       --Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for
                    Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc.
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1996)**
 10.11       --Martin Marietta Corporation (now known as Lockheed Martin Corporation) 1984 Stock Option Plan for Key
                    Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's registration statement on Form S-4 (SEC Registration No. 33-57645) and Exhibit 10(cc) to Lockheed
                    Martin Corporation's Annual Report on 10-K for the year ended December 31, 1995)**
 10.12       --Martin Marietta Materials, Inc. Executive Incentive Plan, as amended (incorporated by reference to Exhibit
                    10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1995)**
 10.13       --Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the
                    Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**
 10.14       --Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended
                    September 30, 1997)**
 10.15       --Revolving Credit Agreement dated May 27, 1997 among the Company and Morgan Guaranty Trust Company of New
                    York, as Agent Bank (incorporated by reference to Exhibit 99.3 to the Martin Marietta Materials, Inc.
                    Current Report on Form 8-K, filed with the Commission on June 12, 1997)



__________________
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
   No.                                                                                                               Page
  -------                                                                                                            ----
*12.01       --Computation of ratio of earnings to fixed charges for the year ended December 31, 1997
*13.01       --Martin Marietta Materials, Inc. 1997 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K.  Those portions of the 1997 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report
*21.01       --List of subsidiaries of Martin Marietta Materials, Inc.
*23.01       --Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries
*23.02       --Consent of Deloitte & Touche LLP, Independent Auditors for American Aggregates Corporation and subsidiary
*24.01       --Powers of Attorney (included in this Form 10-K at page 22)
*27.01       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.02       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.03       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.04       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.05       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.06       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.07       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.08       --Financial Data Schedule (for Securities and Exchange Commission use only)




Other material incorporated by reference:
         Martin Marietta Materials, Inc.'s 1998 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1998 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.





__________________
*Filed herewith

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES



COL. A                                        COL. B                 COL. C                COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                           ------------------------
                                                                            (2)
                                                              (1)        CHARGED TO
                                           BALANCE AT      CHARGED TO      OTHER
                                          BEGINNING OF     COSTS AND     ACCOUNTS--     DEDUCTIONS--   BALANCE AT END
       DESCRIPTION                           PERIOD        EXPENSES      DESCRIBE         DESCRIBE        OF PERIOD
--------------------------------------    -----------      ----------    ----------     ------------   --------------
                                                                  (AMOUNTS IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts . . . .   $   2,950        $    411     $   1,733(a)     $  305(d)     $   4,789
Allowance for affiliates receivable . .          --              --            --            --               --
Inventory valuation allowance . . . . .       6,078             556           537(a)         --            7,171
Amortization of intangible assets . . .      22,044           7,926            --           325(b)        29,464
                                                                                            181(c)

YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts . . . .   $   4,450        $     --     $      --        $1,500(d)     $   2,950
Allowance for affiliates receivable . .         954              --            --           954(e)            --
Inventory valuation allowance . . . . .       7,370              --            --         1,292(c)         6,078
Amortization of intangible assets . . .      17,268           5,060            --           284(b)        22,044

YEAR ENDED DECEMBER 31, 1995

Allowance for doubtful accounts . . . .   $   2,950        $     --     $   1,500(a)      $  --        $   4,450
Allowance for affiliates receivable . .       1,300              --            --           346(e)           954
Inventory valuation allowance . . . . .       6,269              --         1,240(a)        139(c)         7,370
Amortization of intangible assets . . .      12,095           5,173            --            --           17,268




(a)  Purchase accounting adjustments.
(b)  Fully-amortized intangible assets written off.
(c)  Revaluation adjustments.
(d)  To adjust allowance for change in estimates.
(e)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MARTIN MARIETTA MATERIALS, INC.



                                          By:     /s/ Bruce A. Deerson
                                             ----------------------------------
                                             Bruce A. Deerson
                                             Vice President and General Counsel





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


Dated:  March 27, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                   Signature                          Title                              Date
                   ---------                          -----                              ----
/s/      Stephen P. Zelnak, Jr.            Chairman of the Board,                    March 27, 1998
--------------------------------------     President and Chief Executive
         Stephen P. Zelnak, Jr.            Officer



/s/      Janice K. Henry                   Vice President, Chief                     March 27, 1998
--------------------------------------     Financial Officer and
         Janice K. Henry                   Treasurer



/s/      Edward D. Miles                   Vice President, Controller                March 27, 1998
--------------------------------------     and Chief Accounting Officer
         Edward D. Miles


/s/      Richard G. Adamson                Director                                  March 27, 1998
--------------------------------------
         Richard G. Adamson

/s/      Marcus C. Bennett                 Director                                  March 27, 1998
--------------------------------------
         Marcus C. Bennett

/s/      Bobby F. Leonard                  Director                                  March 27, 1998
--------------------------------------
         Bobby F. Leonard


/s/      William E. McDonald               Director                                  March 27, 1998
--------------------------------------
         William E. McDonald


/s/      Frank H. Menaker, Jr.             Director                                  March 27, 1998
--------------------------------------
         Frank H. Menaker, Jr.


/s/      James M. Reed                     Director                                  March 27, 1998
--------------------------------------
         James M. Reed


/s/      William B. Sansom                 Director                                  March 27, 1998
--------------------------------------
         William B. Sansom


/s/      Richard A. Vinroot                Director                                  March 27, 1998
--------------------------------------
         Richard A. Vinroot

                                    EXHIBITS


Exhibit
   No.                                                                                                                  Page
  -------                                                                                                               ----
 3.01        --Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc.
                     Current Report on Form 8-K, filed on October 25, 1996)
 3.02        --Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit
                     3.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)
 4.01        --Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the
                     Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC
                     Registration No. 33-72648))
 4.02        --Articles 2 and 8 of the Company's Restated Articles of Incorporation, as amended
                     (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials,
                     Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
 4.03        --Article I of the Company's Restated Bylaws, as amended (incorporated by reference to
                     Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1996)
 4.04        --Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc.
                     and First Union National Bank of North Carolina (incorporated by reference to
                     Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on
                     Form S-3 (SEC Registration No. 33-99082))
 4.05        --Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc.
                     registration statement on Form S-3 (SEC Registration No. 33-99082))
 4.06        --Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC on Registration No. 33-99082)).
10.01        --Assumption Agreement between the Company and Martin Marietta Technologies, Inc.
                     (now known as Lockheed Martin Corporation) dated as of November 12, 1993
                     (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc.
                     registration statement on Form S-1 (SEC Registration No. 33-72648))
10.02        --Transfer and Capitalization Agreement dated as of November 12, 1993 among
                     Martin Marietta Technologies, Inc. (now known as Lockheed Martin Corporation),
                     Martin Marietta Investments Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))
10.03        --Tax Assurance Agreement dated as of September 13, 1996 between the Company and
                     Lockheed Martin Corporation (incorporated by reference to Exhibit 10.10 to the
                     Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)
10.04        --Supplemental Tax Sharing Agreement dated as of September 13, 1996 between the
                     Company and Lockheed Martin Corporation (incorporated by reference to Exhibit
                     10.09 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended
                     September 30, 1996)

Exhibit
   No.                                                                                                               Page
-------                                                                                                            ----
10.05        --Rights Agreement, dated as of October 21, 1996, between the Company and First
                     Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating
                     Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the
                     Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase
                     Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the
                     Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)
10.06        --Revolving Credit Agreement dated as of January 29, 1997 among the Company and Morgan
                      Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to
                      Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K
                      for the fiscal year ended December 31, 1996)
10.07        --Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Form 10-Q for
                      the quarter ended September 30, 1996)**
10.08        --Martin Marietta Materials, Inc. Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Form 10-Q for
                      the quarter ended September 30, 1996)**
10.09        --Form of Martin Marietta Materials, Inc. Employment Protection Agreement (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Form 10-Q for
                      the quarter ended September 30, 1996)**
10.10        --Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for
                      Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials,
                      Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)**
10.11        --Martin Marietta Corporation (now known as Lockheed Martin Corporation) 1984 Stock Option
                      Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to
                      Lockheed Martin Corporation's registration statement on Form S-4 (SEC Registration
                      No. 33-57645) and Exhibit 10(cc) to Lockheed Martin Corporation's Annual Report on
                      10-K for the year ended December 31, 1995)**
10.12        --Martin Marietta Materials, Inc. Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1995)**
10.13        --Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit
                      10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended
                      June 30, 1995)**
10.14        --Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for
                      the quarter ended September 30, 1997)**
10.15        --Revolving Credit Agreement dated May 27, 1997 among the Company and Morgan Guaranty Trust
                      Company of New York, as Agent Bank (incorporated by reference to Exhibit 99.3 to the
                      Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on June 12, 1997)




__________________
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
   No.                                                                                                               Page
  -------                                                                                                            ----
*12.01       --Computation of ratio of earnings to fixed charges for the year ended December 31, 1997
*13.01       --Martin Marietta Materials, Inc. 1997 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K.  Those portions of the 1997 Annual
                     Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report
*21.01       --List of subsidiaries of Martin Marietta Materials, Inc.
*23.01       --Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc.
                     and consolidated subsidiaries
*23.02       --Consent of Deloitte & Touche LLP, Independent Auditors for American Aggregates
                     Corporation and subsidiary
*24.01       --Powers of Attorney (included in this Form 10-K at page 22)
*27.01       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.02       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.03       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.04       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.05       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.06       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.07       --Financial Data Schedule (for Securities and Exchange Commission use only)
*27.08       --Financial Data Schedule (for Securities and Exchange Commission use only)




Other material incorporated by reference:
         Martin Marietta Materials, Inc.'s 1998 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1998 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.





__________________
  *Filed herewith