Form 10-Q
period 1998-03-31
MARTIN MARIETTA MATERIALS INC
filed 1998-05-15
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1998

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


                               Former name: None
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding as of April 30, 1998
--------------------------------------------------------------------------------
 Common Stock, $.01 par value                              46,474,007

                           Exhibit Index is on Page 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1998

                                      INDEX


                                                                            Page
                                                                            ----

Part I.    Financial Information:

           Item 1.   Financial Statements.

                     Condensed Consolidated Balance Sheets -
                       March 31, 1998 and December 31, 1997                    3

                     Condensed Consolidated Statements of
                       Earnings - Three Months Ended March 31, 1998 and 1997   4

                     Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1998 and 1997              5

                     Notes to Condensed Consolidated Financial Statements      6

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                   10


Part II.   Other Information:

           Item 1.  Legal Proceedings.                                        15

           Item 4.  Submission of Matters to a Vote of Security Holders.      15

           Item 5.  Other Information.                                        15

           Item 6.  Exhibits and Reports on Form 8-K.                         16

Signatures                                                                    17

Exhibit Index                                                                 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,           December 31,
                                                                      1998                 1997
                                                                  -----------          -----------
                                                                       (Thousands of Dollars)
ASSETS
Current assets:
 Cash and cash equivalents                                        $     4,030          $    18,661
 Accounts receivable, net                                             130,038              147,432
 Inventories, net                                                     148,425              132,583
 Deferred income tax benefit                                           17,098               16,873
 Other current assets                                                   7,206                6,463
                                                                  -----------          -----------
               Total Current Assets                                   306,797              322,012
                                                                  -----------          -----------

Property, plant and equipment                                       1,289,279            1,242,677
Allowances for depreciation, depletion and
  amortization                                                       (669,668)            (651,257)
                                                                  -----------          -----------
Net property, plant and equipment                                     619,611              591,420

Cost in excess of net assets acquired                                 147,939              148,481
Other intangibles                                                      27,302               26,415
Other noncurrent assets                                                20,070               17,385
                                                                  -----------          -----------

               Total Assets                                       $ 1,121,719          $ 1,105,713
                                                                  ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $    38,936          $    49,599
 Accrued salaries, benefits and payroll taxes                          19,009               19,742
 Accrued insurance and other taxes                                     19,064               16,440
 Income taxes                                                            --                  4,691
 Current maturities of long-term debt                                   1,538                1,431
 Loans payable                                                         30,000                 --
 Other current liabilities                                             14,570               16,332
                                                                  -----------          -----------
               Total Current Liabilities                              123,117              108,235

Long-term debt                                                        311,342              310,675
Pension, postretirement, and postemployment benefits                   64,527               63,070
Noncurrent deferred income taxes                                       50,707               50,008
Other noncurrent liabilities                                           12,922               11,889
                                                                  -----------          -----------
               Total Liabilities                                      562,615              543,877
                                                                  -----------          -----------
Shareholders' equity:
 Common stock, par value $.01 per share                                   462                  462
 Additional paid-in capital                                           335,944              335,766
 Retained earnings                                                    222,698              225,608
                                                                  -----------          -----------
               Total Shareholders' Equity                             559,104              561,836
                                                                  -----------          -----------

               Total Liabilities and Shareholders' Equity         $ 1,121,719          $ 1,105,713
                                                                  ===========          ===========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                              Three Months Ended
                                                                   March 31,
                                                       ----------------------------------
                                                            1998                  1997
                                                       ------------          ------------
                                                  (Thousands of Dollars, Except Per Share Data)

Net sales                                              $    186,535          $    158,163
Cost of sales                                               157,056               128,019
                                                       ------------          ------------
               Gross Profit                                  29,479                30,144

Selling, general and administrative expense                  19,301                15,299
Research and development                                        746                   492
                                                       ------------          ------------
               Earnings from Operations                       9,432                14,353

Interest expense                                             (5,310)               (2,201)
Other income and expenses, net                                  (82)                1,469
                                                       ------------          ------------
               Earnings before Taxes on Income                4,040                13,621

Taxes on income                                               1,404                 4,714
                                                                             ------------

               Net Earnings                            $      2,636          $      8,907
                                                       ============          ============


Net earnings per share -Basic                          $       0.06          $       0.19
                       -Diluted                        $       0.06          $       0.19

Average number of common shares outstanding
                       -Basic                            46,215,439            46,079,530
                       -Diluted                          46,409,450            46,154,503


See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                         --------------------------
                                                                                           1998              1997
                                                                                         --------          --------
                                                                                            (Thousands of Dollars)
Operating activities:
 Net earnings                                                                            $  2,636          $  8,907

 Adjustments to reconcile earnings to cash provided by operating activities:
   Depreciation, depletion and amortization                                                22,644            16,334
   Other items, net                                                                          (211)              175
 Changes in operating assets and liabilities:
   Accounts receivable                                                                     17,394               916
   Inventories                                                                            (15,085)           (3,376)
   Accounts payable                                                                       (10,662)           (6,742)
   Other assets and liabilities, net                                                       (3,830)            1,138
                                                                                         --------          --------

 Net cash provided by operating activities                                                 12,886            17,352
                                                                                         --------          --------

Investing activities:
 Additions to property, plant and equipment                                               (16,740)          (14,849)
 Acquisitions, net                                                                        (37,715)           (9,159)
 Transactions with Lockheed Martin Corporation                                               --              23,768
 Other investing activities, net                                                            2,533             1,216
                                                                                         --------          --------

 Net cash (used for) provided by investing activities                                     (51,922)              976
                                                                                         --------          --------

Financing activities:
 Repayments of long-term debt, net                                                           (227)             (114)
 Dividends                                                                                 (5,546)           (5,530)
 Loans payable                                                                             30,000              --
 Issuance of Common Stock                                                                     178              --
                                                                                         --------          --------

 Net cash provided by (used for) financing activities                                      24,405            (5,644)
                                                                                         --------          --------

 Net (decrease) increase in cash                                                          (14,631)           12,684
 Cash balance (book overdraft), beginning of period                                        18,661            (4,260)
                                                                                         --------          --------

 Cash balance, end of period                                                             $  4,030          $  8,424
                                                                                         ========          ========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to
               Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

               The purchase price consisted of approximately $242 million in cash plus certain assumed liabilities. As of March 31, 1998, approximately $104 million in goodwill has been recognized by the Corporation after recording approximately $3 million in other intangibles (representing the estimated fair market value of certain assets) and other purchase adjustments necessary to allocate the purchase price to the value of the assets acquired and liabilities assumed. Goodwill is being amortized over a 30-year period and other intangibles are being amortized over periods not exceeding 14 years.

               The presentation of certain pro forma financial information for the three months ended March 31, 1998, is not required for this business combination since the transaction is reflected in the Corporation's balance sheet at March 31, 1998, and in its results of operations for the three-month period then ended. However, for comparative purposes, the following unaudited pro forma summary financial information presents the historical results of operations of the Corporation and the American Aggregates business for the three months ended March 31, 1997, with pro forma adjustments as if the acquisition had been consummated as of the beginning of the period presented. The pro forma information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information presented on the following page is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.              Acquisition of American Aggregates Corporation (continued)

                                            Pro Forma Information (Unaudited)
                                                   Three Months Ended
                                                     March 31, 1997
                                            ---------------------------------
                                     (Dollars in Thousands, Except Per Share Data)

Net sales                                                $173,901

Net earnings                                             $  4,039

Net earnings per share                                   $   0.09

3.             Inventories

                                             March 31,         December 31,
                                               1998               1997
                                             ---------          ---------
                                                (Dollars in Thousands)

Finished products                            $ 122,388          $ 108,707
Product in process and raw materials            10,332              7,886
Supplies and expendable parts                   23,500             23,161
                                             ---------          ---------
                                               156,220            139,754
Less allowances                                 (7,795)            (7,171)
                                             ---------          ---------

Total                                        $ 148,425          $ 132,583
                                             =========          =========

4.             Long-Term Debt

                                             March 31,      December 31,
                                               1998             1997
                                             --------         --------
                                              (Dollars in Thousands)

6.9% Notes, due 2007                         $124,949         $124,948
7% Debentures, due 2025                       124,197          124,195
Commercial paper, interest rates
   approximating 5.65%                         60,000           60,000
Acquisition notes, interest rates
   ranging from 5% to 10%                       2,318            1,337
Other notes                                     1,416            1,626
                                             --------         --------
                                              312,880          312,106
Less current maturities                         1,538            1,431
                                             --------         --------

Total                                        $311,342         $310,675
                                             ========         ========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.             Long-Term Debt (continued)

               No borrowings were outstanding under either of the Corporation's revolving credit agreements at March 31, 1998. However, these agreements support commercial paper borrowings of $90 million outstanding at March 31, 1998, of which $60 million has been classified as long-term debt in the Corporation's consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At May 1, 1998, $110 million remained outstanding under the Corporation's commercial borrowing obligations. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 of this Form 10-Q.

               The Corporation's interest payments were approximately $5.4 million in 1998 and $0.1 million in 1997 for the three months ended March 31.

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

               The Corporation's effective income tax rate for the first three months was 34.8% in 1998 and 34.6% in 1997. The effective rate for the first quarter of 1998 was slightly lower than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

               The Corporation's income tax payments were approximately $5.9 million in 1998 and $7.6 million in 1997, for the three months ended March 31.

6.             Contingencies

               In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.             Other Matters

               As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (the "SFAS 130"). The SFAS 130 requires all non-owner changes in equity that are excluded from net earnings under existing Financial Accounting Standards Board standards be included as comprehensive income. The Corporation presently does not have any transactions that directly effect equity other than those transactions with owners in their capacity as owners. Therefore, the provisions of the SFAS 130 are not applicable.

               The Corporation plans to adopt the provisions of the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" and the Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" in its annual reporting on Form 10-K for the year ended December 31, 1998. The impact of the adoption of these accounting standards on the Corporation's financial reporting and related disclosures is not expected to be material.

               In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Amended Omnibus Securities Award Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of the date of this quarterly report, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                   First Quarter Ended March 31, 1998 and 1997

OVERVIEW Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, sandstone, limestone, and other aggregates products from a network of more than 250 quarries and distribution facilities in 20 states in the southeastern, midwestern and central regions of the United States and in the Bahamas and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $186.5 million, an 18% increase over 1997 first quarter sales of $158.2 million. Consolidated earnings from operations were $9.4 million in the first three months of 1998 compared with $14.4 million in the first three months of 1997. Consolidated net earnings for the quarter were $2.6 million, or $0.06 per share (diluted), a decrease of $6.3 million from 1997 first quarter net earnings of $8.9 million, or $0.19 per share (diluted). The increase in net sales reflects the impact of the nine acquisitions made during 1997, while earnings were reduced by the seasonal weather patterns of the newly acquired operations in the Midwestern and North Central regions of the United States.

               Sales for the Aggregates division increased 22% to $151.7 million for the first quarter of 1998, compared with the year-earlier period. This increase reflects the inclusion of the nine acquisitions completed during 1997, together with a 5.5% increase in the division's average net selling price at heritage locations, when compared to the same period in 1997. The division's operating profits were $5.8 million for the period compared to the prior year's first quarter earnings from operations of $11.8 million. First quarter earnings were negatively impacted by the higher level of exposure to cold weather climates as a result of the second quarter 1997 acquisition of American Aggregates, as well as several smaller acquisitions also completed during 1997. These operations which are concentrated principally in the Midwest, generally experience more severe winter weather conditions than the division's operations in the Southeast. Consequently, these businesses typically operate at very low levels in the first quarter, consistent with adverse weather patterns, and accordingly incur losses in the first quarter. Generally they operate at a high level for the remainder of the year with earnings skewed accordingly. Management believes the construction industry's overall aggregates annual consumption level and the Corporation's annual production and shipments, excluding acquisitions, will experience moderate overall growth for the full year 1998, compared with the prior year.

               The Magnesia Specialties division had first quarter 1998 sales of $34.8 million, an increase of approximately 2% over the first three months of 1997. During the quarter, increases in refractories and lime products were offset by reductions in sales of periclase. The division's first quarter earnings from operations increased 44% to $3.6 million from $2.5 million in the first quarter of 1997. Results from Magnesia Specialties were positively impacted by strong, cost-effective production during the first quarter of 1998, compared with the first quarter of 1997, which was negatively impacted by decreased production levels and higher costs principally related to manufacturing downtime associated with scheduled repair and maintenance activities.
                                   (Continued)
                                  Page 10 of 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1998 and 1997


               The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three months ended March 31, 1998 and 1997. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:



                                                                     Three Months Ended
                                                                           March 31,
                                                   -------------------------------------------------------
                                                                    (Dollars in Thousands)
                                                             1998                          1997
                                                   -------------------------      ------------------------
                                                                     % of                          % of
                                                    Amount        Net Sales        Amount        Net Sales
                                                    ------        ---------        ------        ---------
Net sales:
   Aggregates                                      $151,722           100.0       $124,083           100.0
   Magnesia Specialties                              34,813           100.0         34,080           100.0
                                                   --------           -----       --------           -----
      Total                                         186,535           100.0        158,163           100.0

Gross profit:
   Aggregates                                        20,394            13.4         23,008            18.5
   Magnesia Specialties                               9,085            26.1          7,136            20.9
                                                   --------           -----       --------           -----
      Total                                          29,479            15.8         30,144            19.1

Selling, general & administrative expense:
   Aggregates                                        14,416             9.5         11,195             9.0
   Magnesia Specialties                               4,885            14.0          4,104            12.0
                                                   --------           -----       --------           -----
      Total                                          19,301            10.4         15,299             9.7

Earnings from operations:
   Aggregates                                         5,788             3.8         11,813             9.5
   Magnesia Specialties                               3,644            10.5          2,540             7.5
                                                   --------           -----       --------           -----
      Total                                        $  9,432             5.1       $ 14,353             9.1



                                   (Continued)
                                  Page 11 of 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1998 and 1997


               Other income and expenses, net for the quarter ended March 31, were $0.1 million in expenses in 1998 compared with $1.5 million in income in 1997. Including several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the selling of certain assets, gains and losses related to certain amounts receivable, and net equity earnings from non-consolidated investments.

               Interest expense was $5.3 million in the first quarter, approximately $3.1 million above the first quarter of 1997. The increased interest expense in 1998 resulted from the effect of additional indebtedness and borrowings incurred by the Corporation associated primarily with its acquisition of the American Aggregates business in May 1997.

               The Corporation's estimated effective income tax rate for the first three months was 34.8% in 1998 and 34.6% in 1997. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first quarter of 1998 was $12.9 million compared with net cash provided by operations of $17.4 million in the comparable period of 1997. The cash flow for both 1998 and 1997 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Working capital increases during the first quarter of 1998 and 1997 were primarily the result of increases in inventory balances, as well as decreases in trade accounts payable. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1997 net cash provided by operating activities was $195.6 million, compared with $17.4 million provided by operations in the first quarter of 1997.

               First quarter capital expenditures, exclusive of acquisitions, were $16.7 million in 1998 and $14.8 million in 1997. Capital expenditures are expected to be approximately $130 million for 1998, exclusive of acquisitions. Comparable capital expenditures were $86.4 million in 1997.

               The Corporation continues to rely upon internally generated funds and access to capital markets, including funds obtained under its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements. With respect to the Corporation's ability to access the public market, currently the Corporation has an effective shelf registration on file with the Securities and Exchange Commission (the "Commission") for the offering of up to $50 million of debt securities, which may be issued from time to time. Presently, management has the authority to file another shelf registration statement with the Commission. It should be noted, however, that the Corporation has not determined the timing when, or the amount for which, it may file such shelf registration.



                                   (Continued)
                                  Page 12 of 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1998 and 1997

               In May 1997, the Corporation entered into a revolving credit agreement with a group of domestic and foreign banks, which provides for borrowings of up to $150 million for general corporate purposes through May 26, 1998. Borrowings under this agreement are unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or (iii) a competitively determined rate (as defined on the basis of a bidding process). This short-term revolving credit agreement contains several covenants, including specific financial covenants related to leverage, limitation on encumbrances, and provisions that relate to certain changes of the Corporation's control. The Corporation is required to pay a loan commitment fee to the bank group. It is currently management's intent to extend this agreement.

               The Corporation's ability to borrow or issue debt securities is dependent, among other things, upon prevailing economic, financial and market conditions.

               Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1998. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard & Poor's and "A3" by Moody's. The Corporation's commercial paper obligations are rated "A-1" by Standard & Poor's, "P-2" by Moody's and "F-1" by Fitch Investors Service, L.P. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

               The Corporation may repurchase up to 2.5 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in the Amended Omnibus Securities Award Plan and for general corporate purposes. As of May 1, 1998, there have been 68,200 shares repurchased under these authorizations.

ACCOUNTING CHANGES As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (the "SFAS 130"). The SFAS 130 requires all non-owner changes in equity that are excluded from net earnings under existing Financial Accounting Standards Board standards be included as comprehensive income. The Corporation presently does not have any transactions that directly effect equity other than those transactions with owners in their capacity as owners. Therefore, the provisions of the SFAS 130 are not applicable.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   First Quarter Ended March 31, 1998 and 1997



The Corporation plans to adopt the provisions of the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" and the Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" in its annual reporting on Form 10-K for the year ended December 31, 1998. The impact of the adoption of these accounting standards on the Corporation's financial reporting and related disclosures is not expected to be material.

OTHER MATTERS Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies - including political, economic, regulatory, climatic, competitive, and technological - any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation's other filings, which are made from time, to time with the Securities and Exchange Commission.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 8, 1998, the shareholders of Martin Marietta Materials, Inc.:

(a) Elected Richard G. Adamson, Marcus C. Bennett and Bobby F. Leonard to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2001. The following table sets forth the votes for each director.

                                      Votes Cast For           Withheld
                                      --------------           --------
        Richard G. Adamson              40,277,039             726,959
        Marcus C. Bennett               40,275,570             728,428
        Bobby F. Leonard                40,275,965             728,033

(b)     Approved the Stock-Based Award Plan. The voting results were:
        25,437,743 -- For; 11,744,670 -- Against; and 246,886 -- Abstained.

(c) Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 1998. The voting results for this ratification were 40,957,350 -- For; 24,751 -- Against; and 21,897 --
        Abstained.

Item 5.  Other Information.

On April 2, 1998 the Corporation announced it purchased Mid-State Construction & Materials, Inc., which is headquartered in Hot Springs, Arkansas. Mid-State operates two granite quarries, four ready mixed concrete plants, three asphalt plants, and a small construction company. The transaction involved an exchange of common stock plus cash consideration. Cash was transferred on March 31, 1998, and 253,415 shares of Martin Marietta Materials common stock were issued on April 1, 1998, the effective date of this transaction.

On May 11, 1998, the Corporation announced that the Board of Directors of Martin Marietta Materials, Inc., declared a regular quarterly cash dividend on the Corporation's Common Stock of $0.12 a share, payable June 30, 1998, to shareholders of record at the close of business on June 1, 1998.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

                           PART II - OTHER INFORMATION
                                   (Continued)


Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

       Exhibit
         No.                       Document
         ---                       --------


        10.01 Martin Marietta Materials, Inc. Stock-Based Award Plan, as amended

        10.02 Martin Marietta Materials, Inc. Amended and Restated Omnibus Securities Award Plan

        10.03 Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors, as amended

        11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 1998 and 1997

        12.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Quarter ended March 31, 1998

        27.01 Financial Data Schedule (for Securities and Exchange Commission use only)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998





                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MARTIN MARIETTA MATERIALS, INC.
                                             (Registrant)






Date: 5/15/98                       By: /s/ JANICE K. HENRY
      -------------------------         ---------------------------------------
                                            Janice K. Henry
                                            Vice President, Chief Financial
                                              Officer and Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

                                  EXHIBIT INDEX


Exhibit
  No.                       Document                                     Page
  ---                       --------                                     ----


 10.01   Martin Marietta Materials, Inc. Amended and Restated             --
         Stock-Based Award Plan

 10.02   Martin Marietta Materials, Inc. Amended and Restated Omnibus     --
         Securities Award Plan

 11.01   Martin Marietta Materials, Inc. and Consolidated Subsidiaries    --
         Computation of Earnings per Share for the Quarter ended March
         31, 1998 and 1997

 12.01   Martin Marietta Materials, Inc. and Consolidated Subsidiaries    --
         Computation of Ratio of Earnings to Fixed Charges for the Quarter ended March 31, 1998

 27.01 Financial Data Schedule (for Securities and Exchange Commission use only)