Form 10-Q
period 1998-06-30
MARTIN MARIETTA MATERIALS INC
filed 1998-08-14
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998

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

                             Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding as of July 31, 1998
-------------------------------------       -------------------------------
    Common Stock, $.01 par value                       46,478,763

                           Exhibit Index is on Page 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998

                                      INDEX


                                                                            Page
                                                                            ----

Part I.    Financial Information:

           Item 1.   Financial Statements.

                     Condensed Consolidated Balance Sheets -
                       June 30, 1998 and December 31, 1997                    3

                     Condensed Consolidated Statements of
                       Earnings - Three Months and Six Months
                       Ended June 30, 1998 and 1997                           4

                     Condensed Consolidated Statements of Cash Flows -
                       Six Months Ended June 30, 1998 and 1997                5

                     Notes to Condensed Consolidated Financial Statements     6

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                   9


Part II.   Other Information:

           Item 1.   Legal Proceedings.                                       16

           Item 4.   Submission of Matters to a Vote of Security Holders.     16

           Item 5.   Other Information.                                       16

           Item 6.   Exhibits and Reports on Form 8-K.                        16

Signatures                                                                    17

Exhibit Index                                                                 18

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,           December 31,
                                                                  1998                 1997
                                                              -----------          -----------
                                                                   (Thousands of Dollars)
ASSETS
Current assets:
 Cash and cash equivalents                                    $    15,873          $    18,661
 Accounts receivable, net                                         178,244              147,432
 Inventories, net                                                 154,659              132,583
 Deferred income tax benefit                                       17,315               16,873
 Other current assets                                               5,972                6,463
                                                              -----------          -----------
           Total Current Assets                                   372,063              322,012
                                                              -----------          -----------

Property, plant and equipment                                   1,299,974            1,242,677
Allowances for depreciation, depletion and
  amortization                                                   (688,204)            (651,257)
                                                              -----------          -----------
Net property, plant and equipment                                 611,770              591,420

Cost in excess of net assets acquired                             170,150              148,481
Other intangibles                                                  27,063               26,415
Other noncurrent assets                                            19,171               17,385
                                                              -----------          -----------

           Total Assets                                       $ 1,200,217          $ 1,105,713
                                                              ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $    50,070          $    49,599
 Accrued salaries, benefits and payroll taxes                      21,836               19,742
 Accrued insurance and other taxes                                 22,342               16,440
 Income taxes                                                       4,889                4,691
 Current maturities of long-term debt                               1,536                1,431
 Loans payable                                                     40,000                 --
 Other current liabilities                                         17,166               16,332
                                                              -----------          -----------
           Total Current Liabilities                              157,839              108,235

Long-term debt                                                    311,739              310,675
Pension, postretirement, and postemployment benefits               66,002               63,070
Noncurrent deferred income taxes                                   51,285               50,008
Other noncurrent liabilities                                       12,868               11,889
                                                              -----------          -----------
           Total Liabilities                                      599,733              543,877
                                                              -----------          -----------
Shareholders' equity:
 Common stock, par value $.01 per share                               465                  462
 Additional paid-in capital                                       346,542              335,766
 Retained earnings                                                253,477              225,608
                                                              -----------          -----------
           Total Shareholders' Equity                             600,484              561,836
                                                              -----------          -----------

           Total Liabilities and Shareholders' Equity         $ 1,200,217          $ 1,105,713
                                                              ===========          ===========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,
                                                     ---------------------------------         ---------------------------------
                                                         1998                 1997                 1998                 1997
                                                     ------------         ------------         ------------         ------------
                                                                     (Dollars in Thousands, Except Per Share Data)

Net sales                                            $    277,737         $    232,190         $    464,272         $    390,353
Cost of sales                                             194,502              166,703              351,558              294,722
                                                     ------------         ------------         ------------         ------------
           Gross Profit                                    83,235               65,487              112,714               95,631

Selling, general & administrative expense                  20,876               16,313               40,177               31,612
Research and development                                      873                  789                1,619                1,281
                                                     ------------         ------------         ------------         ------------
           Earnings from Operations                        61,486               48,385               70,918               62,738

Interest expense                                           (5,952)              (3,564)             (11,262)              (5,765)
Other income and expenses, net                               (265)               2,178                 (347)               3,647
                                                     ------------         ------------         ------------         ------------
           Earnings before Taxes on Income                 55,269               46,999               59,309               60,620

Taxes on income                                            18,913               16,630               20,317               21,344
                                                     ------------         ------------         ------------         ------------

           Net Earnings                              $     36,356         $     30,369         $     38,992         $     39,276
                                                     ============         ============         ============         ============

Net earnings per share -Basic                        $       0.78         $       0.66         $       0.84         $       0.85
                                                     ============         ============         ============         ============
                       -Diluted                      $       0.78         $       0.66         $       0.84         $       0.85
                                                     ============         ============         ============         ============

Dividends per share                                  $       0.12         $       0.12         $       0.24         $       0.24
                                                     ============         ============         ============         ============

Average number of common shares outstanding
                       -Basic                          46,475,007           46,079,604           46,345,940           46,079,567
                                                     ============         ============         ============         ============
                       -Diluted                        46,832,368           46,143,970           46,621,626           46,149,237
                                                     ============         ============         ============         ============


See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       June 30,
                                                              ---------------------------
                                                                1998               1997
                                                              --------          ---------
                                                                (Thousands of Dollars)
Operating activities:
 Net earnings                                                 $ 38,992          $  39,276

 Adjustments to reconcile earnings to cash
   provided by operating activities:
   Depreciation, depletion and amortization                     46,268             34,800
   Other items, net                                               (250)              (859)
 Changes in operating assets and liabilities:
   Accounts receivable                                         (27,484)           (36,217)
   Inventories                                                 (18,189)              (763)
   Accounts payable                                             (2,280)             3,874
   Other assets and liabilities, net                            12,714             16,169
                                                              --------          ---------

 Net cash provided by operating activities                      49,771             56,280
                                                              --------          ---------

Investing activities:
 Additions to property, plant and equipment                    (46,155)           (33,074)
 Acquisitions, net                                             (39,384)          (275,168)
 Transactions with Lockheed Martin Corporation                    --               23,768
 Other investing activities, net                                 4,169              2,112
                                                              --------          ---------

 Net cash used for investing activities                        (81,370)          (282,362)
                                                              --------          ---------

Financing activities:
 (Repayments) borrowings of long-term debt, net                   (331)           149,885
 Dividends                                                     (11,123)           (11,059)
 Loans payable                                                  40,000            100,000
 Issuance of common stock                                          265               --
                                                              --------          ---------

 Net cash provided by financing activities                      28,811            238,826
                                                              --------          ---------

 Net (decrease) increase in cash and cash equivalents           (2,788)            12,744
 Cash balance (book overdraft), beginning of period             18,661             (4,260)
                                                              --------          ---------

 Cash balance, end of period                                  $ 15,873          $   8,484
                                                              ========          =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2.       Inventories

                                                       June 30,         December 31,
                                                         1998               1997
                                                      ---------          ---------
                                                         (Dollars in Thousands)

         Finished products                            $ 128,170          $ 108,707
         Product in process and raw materials            11,522              7,886
         Supplies and expendable parts                   23,270             23,161
                                                      ---------          ---------
                                                        162,962            139,754
         Less allowances                                 (8,303)            (7,171)
                                                      ---------          ---------

         Total                                        $ 154,659          $ 132,583
                                                      =========          =========

3.       Long-Term Debt

                                                   June 30,       December 31,
                                                     1998             1997
                                                   --------         --------
                                                     (Dollars in Thousands)

         6.9% Notes, due 2007                      $124,949         $124,948
         7% Debentures, due 2025                    124,199          124,195
         Commercial paper, interest rates
            approximating 5.65%                      60,000           60,000
         Acquisition notes, interest rates
            ranging from 5% to 10%                    2,712            1,337
         Other notes                                  1,415            1,626
                                                   --------         --------
                                                    313,275          312,106
         Less current maturities                      1,536            1,431
                                                   --------         --------

         Total                                     $311,739         $310,675
                                                   ========         ========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       Long-Term Debt (continued)

         No borrowings were outstanding under either of the Corporation's revolving credit agreements at June 30, 1998. However, these agreements support commercial paper borrowings of $100 million outstanding at June 30, 1998, of which $60 million has been classified as long-term debt on the Corporation's consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At August 1, 1998, $91 million remained outstanding under the Corporation's commercial borrowing obligations. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of this Form 10-Q.

         The Corporation's interest payments were approximately $11.4 million in 1998 and $4.9 million in 1997 for the six months ended June 30.

4.       Income Taxes

         Deferred income tax assets and liabilities on the consolidated balance sheet reflect the net of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The Corporation's effective income tax rate for the first six months was 34.3% in 1998 and 35.2% in 1997. The effective rate for the first half of 1998 was slightly lower than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

         The Corporation's income tax payments were approximately $19.3 million in 1998 and $21.5 million in 1997, for the six months ended June 30.

5.       Contingencies

         In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       Other Matters

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

         The Corporation plans to adopt the provisions of the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" and the Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" in its annual reporting on Form 10-K for the year ending December 31, 1998. The impact of the adoption of these accounting standards on the Corporation's financial reporting and related disclosures is not expected to be material.

         In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Amended Omnibus Securities Award Plan, which amount was decreased to the amount of grants made up until May 8, 1998, at which time the shareholders of the Corporation approved a Stock-Based Award Plan, as amended from time to time (the "Plan"). In connection with the Plan, the Corporation was authorized to repurchase up to 5,000,000 shares of the Corporation's Common Stock for issuance under the Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. As of the date of this quarterly report, there have been 68,200 shares of Common Stock repurchased by the Corporation under these authorizations.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
           Second Quarter and Six Months Ended June 30, 1998 and 1997

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

RESULTS OF OPERATIONS Net sales for the quarter were $277.7 million, a 20% increase over 1997 second quarter sales of $232.2 million. Earnings from operations increased 27% to $61.5 million, while operating margin was 22.1%, compared with 20.8% in the prior-year period. Net earnings for the quarter increased 20% to $36.4 million, or $0.78 per diluted share, from 1997 second quarter net earnings of $30.4 million, or $0.66 per diluted share. Increases in both sales and earnings from operations reflect the acquisition of American Aggregates Corporation ("American Aggregates"), which was completed in May 1997, as well as several smaller acquisitions completed during 1997 and 1998.

           Net sales for the first six months of 1998 increased 19% to $464.3 million, from $390.4 million for the year-earlier period. For the six-month period ended June 30, 1998, net earnings declined slightly to $39.0 million, or $0.84 per diluted share, from net earnings for the comparable prior-year period of $39.3 million, or $0.85 per diluted share. Year-to-date 1998 earnings continue to reflect the new seasonal earnings pattern resulting from 1997 acquisitions made in the Midwest and North Central regions of the country, as well as the increased interest expense associated with acquisition activity.

           The Aggregates division's sales increased 23% to $241.5 million for the second quarter, compared with the year-earlier period, while the division's earnings from operations for the quarter were $57.8 million, an increase of 30% from the year-earlier period. This increase in sales and earnings reflects record quarterly aggregates shipments of 38.9 million tons, coupled with average pricing improvements of 5.3% at the heritage aggregates operations, when compared to the same period in 1997. The division's results reflect the acquisition of American Aggregates, which accounts for approximately two-thirds of the increase in shipments during the first half of 1998.

           Adverse weather conditions continued to hamper shipments, particularly in North Carolina, Ohio, and Indiana. These states typically account for more than 45% of the division's aggregates shipments. Management continues to believe that overall growth will be experienced in the balance of 1998, when compared to the prior year, based on current economic forecasts regarding growth within the construction industry, and the high level of backlog of many of our major customers. However, growth will depend upon the availability of labor, transportation, and continued good weather into the fall and winter.


                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
           Second Quarter and Six Months Ended June 30, 1998 and 1997


           Year-to-date sales of $393.2 million and earnings from operations of $63.6 million exceeded the prior year by 23% and 13% respectively.

           The Magnesia Specialties division had second quarter 1998 net sales of $36.2 million, which were slightly above the prior-year's net sales of $35.8 million. Six month 1998 net sales of $71.1 million increased 2% over six month 1997 net sales of $69.9 million, primarily as a result of the transfer of a manufacturing facility that mills and grinds shells into calcium carbonate products from the Aggregates division. Sales of lime and refractories shapes, coupled with strong refractory demand, continue to offset the impact of reduced shipments of periclase and industrial chemicals products. However, worldwide competition in the periclase and industrial chemicals products areas has intensified and management expects this competition to continue into the foreseeable future.

           Compared to the year-earlier period, the Magnesia Specialties division's earnings from operations for the first six months of 1998 were $7.3 million, an increase of 12% over the prior year period. Earnings continue to reflect strong, cost-effective operating performance during the first six months of 1998 as compared to the year-earlier period, when the division incurred significant downtime related to higher levels of maintenance and repairs. The division's management continues to expect price weaknesses in this business for the foreseeable future due to the fixed market limitations inherent within the steel industry, which is the division's largest product market.




                                   (Continued)
                                  Page 10 of 19

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1998 and 1997

           The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and six months ended June 30, 1998 and 1997. In each case, the data are stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

                                                                      Three Months Ended
                                                                           June 30,
                                                   --------------------------------------------------------
                                                                   (Dollars in Thousands)
                                                            1998                           1997
                                                    ------------------------      -------------------------
                                                                     % of                            % of
                                                    Amount         Net Sales       Amount         Net Sales
                                                    ------         ---------       ------         ---------
Net sales:
   Aggregates                                      $241,480           100.0       $196,394           100.0
   Magnesia Specialties                              36,257           100.0         35,796           100.0
                                                   --------           -----       --------           -----
      Total                                         277,737           100.0        232,190           100.0

Gross profit:
   Aggregates                                        74,258            30.8         56,620            28.8
   Magnesia Specialties                               8,977            24.8          8,867            24.8
                                                   --------           -----       --------           -----
Total                                                83,235            30.0         65,487            28.2

Selling, general & administrative expense:
   Aggregates                                        16,194             6.7         11,985             6.1
   Magnesia Specialties                               4,682            12.9          4,328            12.1
                                                   --------           -----       --------           -----
      Total                                          20,876             7.5         16,313             7.0

Earnings from operations:
   Aggregates                                        57,774            23.9         44,374            22.6
   Magnesia Specialties                               3,712            10.2          4,011            11.2
                                                   --------           -----       --------           -----
Total                                              $ 61,486            22.1       $ 48,385            20.8




                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1998 and 1997

                                                                      Six Months Ended
                                                                           June 30,
                                                   --------------------------------------------------------
                                                                   (Dollars in Thousands)
                                                            1998                           1997
                                                    ------------------------      -------------------------
                                                                     % of                            % of
                                                    Amount         Net Sales       Amount         Net Sales
                                                    ------         ---------       ------         ---------

Net sales:
   Aggregates                                      $393,202           100.0       $320,477           100.0
   Magnesia Specialties                              71,070           100.0         69,876           100.0
                                                   --------           -----       --------           -----
      Total                                         464,272           100.0        390,353           100.0

Gross profit:
   Aggregates                                        94,652            24.0         79,628            24.9
   Magnesia Specialties                              18,062            25.4         16,003            22.9
                                                   --------           -----       --------           -----
Total                                               112,714            24.3         95,631            24.5

Selling, general & administrative expense:
   Aggregates                                        30,610             7.8         23,180             7.2
   Magnesia Specialties                               9,567            13.5          8,432            12.1
                                                   --------           -----       --------           -----
      Total                                          40,177             8.7         31,612             8.1

Earnings from operations:
   Aggregates                                        63,562            16.2         56,187            17.5
   Magnesia Specialties                               7,356            10.4          6,551             9.4
                                                   --------           -----       --------           -----
Total                                              $ 70,918            15.3       $ 62,738            16.1

           Other income and expense, net, for the six months ended June 30, was $347,000 in expense in 1998 and $3.6 million in income in 1997. Including several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the selling of certain assets, and equity earnings and losses from nonconsolidated investments. The 1998 amount includes accruals under certain partnership agreements entered into during late 1997 and costs associated with certain due diligence for acquisitions not consummated. No significant additional partnership accruals are due for the remainder of 1998. The 1997 amount included a business interruption insurance recovery resulting from lost production time during Hurricane Fran in late 1996 and from a fire at Magnesia Specialties' Woodville plant.



                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1998 and 1997



           Interest expense for the six months ended June 30, 1998 and 1997 was $11.3 million and $5.8 million, respectively. The borrowings associated primarily with the Corporation's acquisition of American Aggregates increased interest expense, as indicated in earlier disclosure.

         The Corporation's estimated effective income tax rate for the first six months was 34.3% in 1998 and 35.2% in 1997. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first six months of 1998 was $49.8 million compared with $56.3 million in the comparable period of 1997. The cash flow for both 1998 and 1997 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Working capital changes during the first half of 1998 were primarily the result of increases in inventory balances, as well as increases in trade accounts receivable. The Corporation, principally in its Aggregates division, rebuilt inventory through the first six months of 1998 in order to satisfy anticipated demand in the second half of 1998. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1997 net cash provided by operating activities was $195.6 million, compared with $56.3 million provided by operations in the first half of 1997.

           First six months capital expenditures, exclusive of acquisitions, were $46.2 million in 1998 and $33.1 million in 1997. Capital expenditures are expected to be approximately $130 million for 1998, exclusive of acquisitions. Comparable capital expenditures were $86.4 million in 1997.

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



                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1998 and 1997

           On May 26, 1998, the Corporation amended its revolving credit agreement with a group of domestic and foreign banks, which extended its terms and provides for borrowings of up to $150 million for general corporate purposes through May 25, 1999. Borrowings under this agreement are unsecured and bear interest, at the Corporation's option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR); (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or (iii) a competitively determined rate (as defined on the basis of a bidding process). This short-term revolving credit agreement contains several covenants, including specific financial covenants related to leverage, limitation on encumbrances, and provisions that relate to certain changes of the Corporation's control. The Corporation is required to pay a loan commitment fee to the bank group.

           The Corporation's ability to borrow or issue debt securities is dependent, among other things, upon prevailing economic, financial and market conditions.

           Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1998. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard & Poor's and "A3" by Moody's. The Corporation's commercial paper obligations are rated "A-1" by Standard & Poor's, "P-2" by Moody's and "F-1" by Fitch IBCA, Inc. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

           The Corporation may repurchase up to 6.5 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in its option plans and for general corporate purposes. As of May 1, 1998, there have been 68,200 shares repurchased under these authorizations.

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



                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six Months Ended June 30, 1998 and 1997



The Corporation plans to adopt the provisions of the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" and the Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" in its annual reporting on Form 10-K for the year ending December 31, 1998. The impact of the adoption of these accounting standards on the Corporation's financial reporting and related disclosures is not expected to be material.

OTHER MATTERS Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies - including political, economic, regulatory, climatic, competitive, and technological - any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation's other filings which are made from time to time with the Commission.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

Reference is made to Part II. Item 4. Submission of Matters to a Vote of Security Holders of the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

Item 5.  Other Information.

On June 3, 1998, the Corporation announced it purchased two sand and gravel operations with annual capacity of approximately 1.5 million tons. One operation is in Northern Kentucky near Petersburg, while the other is located between Dayton and Cincinnati, Ohio. The transaction was a purchase of assets for cash and includes swap of surplus real estate by the Corporation as part of the consideration. The purchase price was not disclosed.

On July 30, 1998, the Corporation announced it purchased a granite quarry near Lenoir, North Carolina, from Caldwell Stone Company, Inc. Annual shipments from this location are expected to be approximately 500,000 tons. Mineral reserves are in excess of 20 million tons. The transaction was a purchase of assets for cash. The purchase price was not disclosed.

On August 4, 1998, the Corporation announced it purchased the assets of a limestone quarry near Barnhart, Missouri. The quarry has annual capacity of approximately 800,000 tons and access to the Missouri River. The purchase was a cash transaction, terms of which were not disclosed.

Item 6.  Exhibits and Reports on Form 8-K.

(a)        Exhibits

Exhibit
  No.                             Document
  ---                             --------

10.01 Amended and Restated 364 Day Credit Agreement, dated May 26, 1998, among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank

11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1998 and 1997

27.01    Financial Data Schedule
         (for Securities and Exchange Commission use only)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998





                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MARTIN MARIETTA MATERIALS, INC.
                                               (Registrant)






Date: August 12, 1998                 By:  /s/ JANICE K. HENRY
      ----------------------               ----------------------------------
                                           Janice K. Henry
                                           Vice President, Chief Financial
                                           Officer and Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

                                  EXHIBIT INDEX


Exhibit No.                   Document                                     Page
-----------                   --------                                     ----

10.01 Amended and Restated 364 Day Credit Agreement, dated May 26, 1998, among Martin Marietta Materials, Inc., and Morgan
         Guaranty Trust Company of New York, as Agent Bank

11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings Per Share for the Quarter and Six
         Months Ended June 30, 1998 and 1997                                19

27.01    Financial Data Schedule
         (for Securities and Exchange Commission use only)