Form 10-Q
period 1998-09-30
MARTIN MARIETTA MATERIALS INC
filed 1998-11-16
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998

Commission File Number  1-12744


                        MARTIN MARIETTA MATERIALS, INC.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  North Carolina                                        56-1848578
--------------------------------------------------        ---------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer Identification Number)
          incorporation or organization)

          2710 Wycliff Road, Raleigh, NC                                27607-3033
--------------------------------------------------        ---------------------------------------
     (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                     919-781-4550
                                                          ---------------------------------------


Former name:                                        None
            -------------------------------------------------------------------------------------
                            Former name, former address and former fiscal year,
                                       if changes since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X          No
                                -----          ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


               Class                          Outstanding as of October 31, 1998
----------------------------------            ----------------------------------
   Common Stock, $.01 par value                           46,575,154

                          Exhibit Index is on Page 22

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                          PAGE
                                                                          ----
Part I.   Financial Information:

          Item 1.   Financial Statements.

                    Condensed Consolidated Balance Sheets -
                     September 30, 1998 and December 31, 1997               3

                    Condensed Consolidated Statements of
                     Earnings Three Months and Nine Months
                     Ended September 30, 1998 and 1997                      4

                    Condensed Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1998 and 1997          5

                    Notes to Condensed Consolidated Financial Statements    6

         Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                  10


Part II. Other Information:

         Item 5.    Other Information.                                     19

         Item 6.    Exhibits and Reports on Form 8-K.                      20

Signatures                                                                 21

Exhibit Index                                                              22

        MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1998           1997
                                                      -------------  ------------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
Cash and cash equivalents                                $12,195       $18,661
Accounts receivable, net                                 193,936       147,432
Inventories, net                                         145,947       132,583
Deferred income tax benefit                               17,539        16,873
Other current assets                                       4,164         6,463
                                                      ----------    ----------
        Total Current Assets                             373,781       322,012
                                                      ----------    ----------

Property, plant and equipment                          1,338,367     1,242,677
Allowances for depreciation, depletion and
 amortization                                          (704,126)     (651,257)
                                                      ----------    ----------
Net property, plant and equipment                        634,241       591,420

Cost in excess of net assets acquired                    182,197       148,481
Other intangibles                                         27,652        26,415
Other noncurrent assets                                   18,517        17,385
                                                      ----------    ----------

        Total Assets                                  $1,236,388    $1,105,713
                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                         $46,913       $49,599
Accrued salaries, benefits and payroll taxes              24,503        19,742
Accrued insurance and other taxes                         23,706        16,440
Income taxes                                              14,748         4,691
Current maturities of long-term debt                       1,650         1,431
Commercial paper                                          19,000            --
Other current liabilities                                 17,737        16,332
                                                      ----------    ----------
        Total Current Liabilities                        148,257       108,235

Long-term debt                                           313,720       310,675
Pension, postretirement, and postemployment benefits      67,456        63,070
Noncurrent deferred income taxes                          51,974        50,008
Other noncurrent liabilities                              13,187        11,889
                                                      ----------    ----------
        Total Liabilities                                594,594       543,877
                                                      ----------    ----------
Shareholders' equity:
Common stock, par value $.01 per share                       466           462
Additional paid-in capital                               347,810       335,766
Retained earnings                                        293,518       225,608
                                                      ----------    ----------
        Total Shareholders' Equity                       641,794       561,836
                                                      ----------    ----------

        Total Liabilities and
                Shareholders' Equity                  $1,236,388    $1,105,713
                                                      ==========    ==========


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                               --------------------------      --------------------------
                                                1998              1997            1998            1997
                                               ----------      ----------      ----------      ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                        $312,445        $271,717        $776,717        $662,070
Cost of sales                                     216,615         191,781         568,173         486,503
                                               ----------      ----------      ----------      ----------
       Gross Profit                                95,830          79,936         208,544         175,567

Selling, general & administrative expense          19,702          18,874          59,879          50,486

Research and development                              873           1,042           2,492           2,323
                                               ----------      ----------      ----------      ----------
        Earnings from Operations                   75,255          60,020         146,173         122,758

Interest expense                                   (5,823)         (5,615)        (17,085)        (11,380)
Other income and expenses, net                        422           1,583              75           5,230
                                               ----------      ----------      ----------      ----------

       Earnings before Taxes on Income             69,854          55,988         129,163         116,608

Taxes on income                                    23,947          19,714          44,264          41,058
                                               ----------      ----------      ----------      ----------

       Net earnings                               $45,907         $36,274         $84,899         $75,550
                                               ==========      ==========      ==========      ==========

Net Earnings per share
                                   Basic            $0.99           $0.79           $1.83           $1.64
                                               ==========      ==========      ==========      ==========
                                   Diluted          $0.98           $0.78           $1.82           $1.63
                                               ==========      ==========      ==========      ==========


Average number of common shares outstanding
                                   Basic       46,536,116      46,116,693      46,410,052      46,092,078
                                               ==========      ==========      ==========      ==========
                                   Diluted     46,841,671      46,270,345      46,695,694      46,189,742
                                               ==========      ==========      ==========      ==========



See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ------------------------
                                                             1998         1997
                                                         -----------  -----------
                                                          (DOLLARS IN THOUSANDS)
Operating activities:
Net earnings                                                 $84,899      $75,550

Adjustments to reconcile net earnings to cash
 provided by operating activities:
  Depreciation, depletion and amortization                    70,553       56,520
  Other items, net                                              (651)      (2,878)
 Changes in operating assets and liabilities:
  Accounts receivable                                        (42,480)     (46,498)
  Inventories                                                 (8,580)       7,668
  Accounts payable                                            (5,437)       4,850
  Other assets and liabilities, net                           31,731       26,278
                                                           ---------    ---------

Net cash provided by operating activities                    130,035      121,490
                                                           ---------    ---------

Investing activities:
 Additions to property, plant and equipment                  (77,473)     (60,312)
 Acquisitions, net                                           (65,291)    (278,645)
 Transactions with Lockheed Martin Corporation                    --       23,768
 Other investing activities, net                               2,726        5,792
                                                           ---------    ---------

 Net cash used for investing activities                     (140,038)    (309,397)
                                                           ---------    ---------


Financing activities:
(Repayments) borrowings of long-term debt, net                    (8)     224,738
 Dividends                                                   (17,177)     (16,589)
 Debt issue costs                                                 --         (937)
 Commercial paper borrowings (repayments), net                19,000           --
 Issuance of common stock                                      1,722           --
                                                           ---------    ---------


Net cash provided by financing activities                      3,537      207,212

Net (decrease) increase in cash and cash equivalents          (6,466)      19,305
Cash balance (book overdraft), beginning of period            18,661       (4,260)
                                                           ---------    ---------

Cash and cash equivalents, end of period                   $  12,195    $  15,045
                                                           =========    =========


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

 2.  Proposed Acquisition of Redland Stone Products Company

     On October 5, 1998, the Corporation announced it had signed a contract with an affiliate of LaFarge SA to acquire the common stock of Redland Stone Products Company ("Redland Stone"). The purchase price of $272 million plus certain assumed liabilities and transaction costs estimated to be $8 million, is subject to certain post-closing adjustments related to working capital. The business combination, when consummated, will be accounted for under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations". Management expects the transaction to close in the fourth quarter of 1998, subject to completion of due diligence and satisfaction of other conditions typical for such a transaction.

 3.  Investment in Meridian Aggregates Company

     The Corporation consummated a transaction as of October 31, 1998 to purchase an initial 14 percent interest in the business of Meridian Aggregates Company ("Meridian"). The transaction provides a mechanism for the Corporation to purchase the remaining interest at a predetermined formula price within five years. The initial purchase has been accounted for as an investment. The Corporation's exercise of its option to purchase the remaining interest of Meridian is dependent, among other things, on the financial and economic condition of both the Corporation and Meridian at the first exercise date. The other investors in Meridian have the option to require the Corporation to purchase their interests annually beginning December 31, 2000, accelerated only by the death of an investor.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.   Inventories

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1998              1997
                                             -------------     ------------
                                                 (DOLLARS IN THOUSANDS)
     Finished products                           $120,014        $108,707
     Product in process and raw materials          11,950           7,886
     Supplies and expendable parts                 22,958          23,161
                                                 --------        --------
                                                  154,922         139,754
     Less allowances                               (8,975)         (7,171)
                                                 --------        --------

     Total                                       $145,947        $132,583
                                                 ========        ========


5.   Long-Term Debt

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1998             1997
                                             -------------     ------------
                                                 (DOLLARS IN THOUSANDS)

      6.9% Notes, due 2007                      $124,951         $124,948
      7% Debentures, due 2025                    124,202          124,195
      Commercial Paper, interest rates
       approximating 5.7%                         60,000           60,000
      Acquisition notes, interest rates
       ranging from 5% to 10%                      4,880            1,337
      Other notes                                  1,337            1,626
                                                --------         --------
                                                 315,370          312,106
      Less current maturities                     (1,650)          (1,431)
                                                --------         --------

      Total                                     $313,720         $310,675
                                                ========         ========



      No borrowings were outstanding under either of the Corporation's revolving credit agreements at September 30, 1998. However, these agreements support commercial paper borrowings of $79 million outstanding at September 30, 1998, of which $60 million has been classified as long-term debt in the Corporation's consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At November 1, 1998, $45 million remained outstanding under the Corporation's commercial borrowing obligations. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 14 of this Form 10-Q.

      The Corporation's interest payments were approximately $16.9 million in 1998 and $8.8 million in 1997 for the nine months ended September 30.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.    Income Taxes

      Deferred income tax assets and liabilities on the consolidated balance sheet reflect the net of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The Corporation's effective income tax rate for the first nine months was 34.3% in 1998 and 35.2% in 1997. The effective rate for three quarters of 1998 was slightly lower than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

      The corporation's income tax payments were approximately $32.9 million in 1998 and $38.8 million in 1997, for the nine months ended September 30.

7.    Contingencies

      While it is not possible to determine the ultimate outcome, in the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

8.    Other Matters

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

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

8.    Other Matters (continued)

      In February 1994, the Corporation was authorized by its shareholders and the Board of Directors to repurchase up to 2,000,000 shares of the Corporation's Common Stock for issuance under the Corporation's Amended Omnibus Securities Award Plan. This authorization was subsequently decreased to allow the repurchase of approximately 1,000,000 shares which represented the aggregate number of shares that were subject to grants made through May 8, 1998. The shareholders of the Corporation approved on May 8, 1998, the Martin Marietta Materials, Inc. Stock-Based Award Plan, as amended from time to time (the "Plan"). In connection with the Plan, the Corporation was authorized to repurchase up to 5,000,000 shares of the Corporation's Common Stock for issuance under the Plan. On May 3, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares for general corporate purposes. The Board of Directors rescinded the general corporate purposes repurchase authorization on August 20, 1998. As of the date of this quarterly report, there have been 68,200 shares of Common Stock previously repurchased by the Corporation under these authorizations.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment which processes and sells granite, sandstone, limestone, shell and other aggregates products from a network of more than 250 quarries and distribution facilities in more than 20 states in the southeastern, midwestern and central regions of the United States and in the Bahama islands and Canada. The segment's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.


PROPOSED BUSINESS COMBINATION WITH REDLAND STONE PRODUCTS COMPANY   On October
5, 1998, the Corporation announced it had signed a contract with an affiliate of LaFarge SA to acquire the common stock of Redland Stone Products Company ("Redland Stone"). The purchase price of $272 million plus certain assumed liabilities and transaction costs estimated to be $8 million, is subject to certain post-closing adjustments related to working capital. The business combination, when consummated, will be accounted for under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations". Management expects the transaction to close in the fourth quarter of 1998, subject to completion of due diligence and satisfaction of other conditions typical for such a transaction. Management believes the transaction will be neutral to earnings in 1999; however due to the timing of the transaction, interest expense associated with acquisition related financing may negatively impact 1998 fourth quarter earnings. Management continues to expect that this transaction will offer an excellent opportunity to grow sales and earnings of the Corporation in 2000 and beyond.

The information systems technology at Redland Stone is not Year 2000 compliant. The Corporation is currently assessing the required remediation, and the related costs to achieve Year 2000 compliance at Redland Stone. Management believes, based on its assessment to date, that the information systems technology at Redland Stone will be Year 2000 compliant on a timely basis.


INVESTMENT IN MERIDIAN AGGREGATES COMPANY The Corporation consummated a transaction as of October 31, 1998 to purchase an initial 14 percent interest in the business of Meridian Aggregates Company ("Meridian"). The transaction provides a mechanism for the Corporation to purchase the remaining interest at a predetermined formula price within five years. The initial purchase has been accounted for as an investment. The Corporation's exercise of its option to purchase is dependent, among other things, on the financial and economic condition of both the Corporation and Meridian at the first exercise date. The other investors in Meridian have the option to require the Corporation to purchase their interests annually beginning December 31, 2000, accelerated only by the death of an investor.

                                  (Continued)
                                 Page 10 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS Net sales for the quarter were $312.4 million, a 15% increase over 1997 third quarter sales of $271.7 million. Earnings from operations were up $15.2 million, or 25%, over the same period in 1997, to $75.3 million for the third quarter of 1998. Consolidated net earnings for the quarter increased 27% to $45.9 million, or $0.98 per diluted share, from 1997 third quarter net earnings of $36.3 million, or $0.78 per diluted share. Sales and earnings increases continue to reflect strong performance from the Aggregates division and the positive impact of acquisitions.

     Net sales for the first nine months of 1998 increased 17% to $776.7 million, from $662.1 million for the year-earlier period. Earnings from operations were $146.2 million for the nine-month period ended September 30, 1998, up 19% from the comparable prior-year period. For the nine-month period ended September 30, 1998, net earnings increased to $84.9 million, or $1.82 per diluted share, from net earnings for the comparable prior-year period of $75.6 million, or $1.63 per diluted share. Year-to-date 1998 earnings continue to reflect the new seasonal earnings patterns resulting from 1997 acquisitions made in the Midwest and North Central regions of the country, as well as the increased interest expense associated with acquisition activity. Also, on a year-to-date basis, other income and expenses, net, was $5.2 million unfavorable to prior year.

     Sales for the Aggregates division increased 18% to $278.0 million for the third quarter, compared with the year-earlier period. The division's sales increased 21% to $671.2 million for the first nine months of 1998, compared with the first nine months of 1997. This increase in sales reflects record year-to-date aggregates shipments (including acquisitions) of 109.0 million tons and an increase in the division's average net selling price, when compared to the same period in 1997. The division's third quarter operating profits were $72.4 million, an increase of 28% over operating profits for the year-earlier period of $56.6 million. The division's operating profits for the first nine months of 1998 increased 21% to $136.0 million from $112.8 million for the first nine months of 1997. The Corporation's aggregates business is highly seasonal, due primarily to the effect of weather conditions on construction activity levels, most of which occurs typically in the spring, summer, and early fall.

     The Magnesia Specialties division had third quarter 1998 sales of $34.4 million, a 3% decrease compared to the third quarter sales of 1997, and had nine month 1998 sales of $105.5 million as compared with $105.3 million in the prior-year period. Magnesia Specialties experienced softening in its refractories and dolomitic lime products as a direct result of decreased steel production from United States mills. While U.S. steel demand remains strong, foreign imports, principally from Japan, Korea, Russia and Brazil, are currently supplying a substantially increased percentage of U.S. demand. Also, worldwide competition in the periclase and industrial chemicals products areas continues to intensify. The Magnesia Specialties division's earnings from operations for the third quarter were $2.9 million as compared to $3.4 million in the year-earlier period. Earnings from operations for the first nine months of 1998 increased to $10.2 million from $10.0 million in 1997.

     Management expects these market trends to continue and expects Magnesia Specialties product sales and earnings to decline further in the fourth quarter of 1998 and for 1999. Fourth quarter 1998 earnings will also be negatively impacted by the recognition of the costs related to the expected closure of a manufacturing facility that mills and grinds shells into calcium carbonate products. Management is currently evaluating the costs associated with the closure of this facility which are not expected to be material to the Corporation.

                                  (Continued)
                                 Page 11 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and nine months ended September 30, 1998 and 1997. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:




                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                            ------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
                                                      1998                          1997
                                            --------------------------     -----------------------
                                                              % OF                         % OF
                                             AMOUNT         NET SALES       AMOUNT       NET SALES
                                            --------       -----------     --------     ----------
Net sales:
 Aggregates                                  $278,009          100.0        $236,269         100.0
 Magnesia Specialties                          34,436          100.0          35,448         100.0
                                             --------          -----        --------         -----
   Total                                     $312,445          100.0        $271,717         100.0

Gross profit:
 Aggregates                                   $88,165           31.7         $71,982          30.5
 Magnesia Specialties                           7,665           22.3           7,954          22.4
                                             --------          -----        --------         -----
   Total                                      $95,830           30.7         $79,936          29.4

Selling, general & administrative
expense:
 Aggregates                                   $15,513            5.6         $14,915           6.3
 Magnesia Specialties                           4,189           12.2           3,959          11.2
                                             --------          -----        --------         -----
   Total                                      $19,702            6.3         $18,874           7.0

Earnings from operations:
 Aggregates                                   $72,395           26.0         $56,615          24.0
 Magnesia Specialties                           2,860            8.3           3,405           9.6
                                             --------          -----        --------         -----
   Total                                      $75,255           24.1         $60,020          22.1

                                  (Continued)
                                 Page 12 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                        -------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
                                                1998                  1997
                                        --------------------  ---------------------
                                                     % OF                   % OF
                                          AMOUNT   NET SALES   AMOUNT     NET SALES
                                         --------  ---------  --------    ---------

Net sales:
 Aggregates                              $671,211    100.0    $556,746      100.0
 Magnesia Specialties                     105,506    100.0     105,324      100.0
                                         --------    -----    --------      -----
     Total                               $776,717    100.0    $662,070      100.0

Gross profit:
 Aggregates                              $182,817     27.2    $151,610       27.2
 Magnesia Specialties                      25,727     24.4      23,957       22.8
                                         --------    -----    --------      -----
     Total                               $208,544     26.9    $175,567       26.5

Selling, general & administrative
expense:
 Aggregates                               $46,123      6.9     $38,095        6.8
 Magnesia Specialties                      13,756     13.0      12,391       11.8
                                         --------    -----    --------      -----
     Total                                $59,879      7.7     $50,486        7.6

Earnings from operations:
 Aggregates                              $135,957     20.3    $112,802       20.3
 Magnesia Specialties                      10,216      9.7       9,956        9.5
                                         --------    -----    --------      -----
     Total                               $146,173     18.8    $122,758       18.5

                                  (Continued)
                                 Page 13 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



     Interest expense was $5.7 million, or 50%, higher in the first nine months of 1998 over 1997. The increase in 1998 resulted from the effect of the additional long-term borrowings by the Corporation associated with its acquisition of the American Aggregates business in May of 1997, including the Corporation's public offer and sale of its $125 million, 6.9% Notes in August 1997. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

     The Corporation's estimated effective income tax rate for the first nine months was 34.3% in 1998 and 35.2% in 1997. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first nine months of 1998 was $130.0 million, compared with $121.5 million in the comparable period of 1997. The cash flow from operating activities for both 1997 and 1998 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Working capital requirements for the nine months ended September 30, 1998 are primarily the result of increases in accounts receivable, increasing inventory levels at the Magnesia Specialties division, a reflection of declining sales, as well as decreases in trade accounts payable. Working capital requirements during the comparable period in 1997 resulted from increases in accounts receivable, decreased inventory levels, as well as increases in trade accounts payable. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Accordingly, full year 1997 net cash provided by operating activities was $195.6 million, compared with the $121.5 million provided by operations in the first nine months of 1997. For 1998, capital expenditures, exclusive of acquisitions, are expected to be approximately $130.0 million. Comparable capital expenditures were $86.4 million in 1997.

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

                                  (Continued)
                                 Page 14 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     The Corporation intends to finance the proposed $280 million acquisition of Redland Stone initially through its existing commercial paper program. On November 6, 1998, the commercial paper program was amended to increase the available funds from $300 million to $450 million. The commercial paper program is collateralized by a $150 million interim loan which expires, by its terms, on December 29, 1998, and the existing $300 million available under two revolving credit agreements. The terms of the interim loan are identical to the Corporation's existing 364-day, $150 million revolving credit agreement. Management intends to replace, before year-end, the interim loan and its $150 million, 364-day revolving credit agreement with a 364-day, up to $300 million revolving credit agreement with a group of domestic and foreign banks under terms substantially the same as its existing revolving credit agreements. Further, management expects that the Corporation will access the public markets to reduce the increased amount of commercial paper obligations as a result of this transaction. However, there can be no assurance that the above financing arrangements will ultimately be utilized to finance the transaction.

     Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1998. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. The Corporation's senior unsecured debt has been reaffirmed and rated "A" by Standard & Poor's and "A3" by Moody's. The Corporation's $450 million commercial paper program has been rated "A-1" by Standard & Poor's, "P-2" by Moody's and "F-1" by Fitch IBCA, Inc. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

     The Corporation's debt to total capitalization is 31% at October 31, 1998 and is expected to increase to approximately 49% at December 31, 1998, after consideration of the Meridian and Redland Stone transactions.

     The Corporation is authorized to repurchase up to 6.0 million shares of its common stock under authorizations from the Corporation's Board of Directors for use in its option plans. As of November 1, 1998, there have been 68,200 shares repurchased under the Corporation's authorizations to repurchase shares. On August 20, 1998, the general corporate purposes authorization was rescinded.

                                  (Continued)
                                 Page 15 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


YEAR 2000 ISSUE   The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations or a temporary inability to engage in normal business activities. In response to this issue, the Corporation developed, in late 1997, a Year 2000 Task Force ("Task Force") whose project scope included the assessment and ongoing monitoring of all information technology computer hardware and software and non-information technology equipment affected by the Year 2000 issue. The Task Force is granted the authority and resources to address the Year 2000 issue and receives supervisory support as needed from a Steering Committee made up of key executive management personnel representing all areas of the Corporation. The Corporation's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Task Force has completed its assessment of all systems that could be significantly affected by the Year 2000 issue and have identified as the initial area of focus the processes that are critical to ongoing operations.

     The Corporation's information systems technology infrastructure consists primarily of internally developed software, some unique to the Aggregates or Magnesia Specialties divisions, running in a mainframe environment. The Corporation also has a network of personal computers, through both a wide area and local area network. A Year 2000 environment has been installed on the Corporation's mainframe operating system for testing and the wide and local area network of personal computers and related software are substantially Year 2000 compliant.

     The Corporation's information systems mainframe software applications that support its critical processes are in various stages of remediation and testing. The current plan is that all critical applications will be Year 2000 compliant by March 31, 1999.

     After completion of the Year 2000 compliance of critical processes, the Corporation's focus will shift to remediation and testing of its legacy accounting and reporting information systems software which is scheduled to be Year 2000 compliant and implemented by June 30, 1999.

     The Corporation has no significant single supplier, vendor or customer ("external agents") that is critical to its ongoing operations; however, it is currently querying major external agents in regards to their Year 2000 compliance. The Corporation expects to complete this review by March 31, 1999. To date, the Corporation is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Corporation has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents, principally financial institutions, insurance companies, energy suppliers and other third party employee benefit related providers, to complete their Year 2000 resolution process in a timely manner could materially impact the Corporation. The effect of non-compliance by external agents is not determinable.

                                  (Continued)
                                 Page 16 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     The Corporation has and will continue to utilize both internal and external resources to reprogram, test and implement the software and operating equipment for Year 2000 modifications. The total external costs of the Year 2000 project are estimated to be approximately $3.6 million. Through September 30, 1998, the Corporation has expensed approximately $2.4 million related to all phases of the Year 2000 project that have been funded through operating cash flows. The remaining Year 2000 project costs will be incurred primarily in 1999. The results of ongoing remediation and testing, however, could result in additional costs to the Corporation.

     Management of the Corporation believes it has an effective program in place to resolve the impact of the Year 2000 issue in a timely manner and does not expect the Year 2000 issue to materially adversely affect the Corporation. But, as noted above, the Corporation has not yet completed the conversion of all information systems identified in its Year 2000 program. In the event that the Corporation does not complete any additional Year 2000 work, the Corporation might be unable to take customer orders, manufacture and ship products, invoice customers or collect payments using its current information systems technology. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Corporation. The amount of the potential liability and lost revenue, if any, resulting from these risks cannot be reasonably estimated at this time.

     The Corporation currently has no formal contingency plans in place in the event it does not complete all phases of the Year 2000 program. However, the progress of the Year 2000 program is being closely monitored and additional measures will be taken as risks are identified. The Corporation plans to evaluate the status of completion in the first half of 1999 and determine whether such a plan is necessary.


                                  (Continued)
                                 Page 17 of 23

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

        THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 26, 1998, the Corporation announced that the Board of Directors had declared an increase in the Corporation's regular quarterly cash dividend on the Corporation's Common Stock from $0.12 to $0.13 per share, payable September 30, 1998, to shareholders of record at the close of business on September 15, 1998.

On August 27, 1998, the Corporation announced it purchased an underground limestone mine in Preston County, West Virginia from Greenbrier Aggregates, Inc. The operation has annual production capacity of about 750,000 tons with mineral reserves in excess of 40 million tons. The purchase was a cash transaction for assets. The purchase price was not disclosed.

On August 27, 1998, the Corporation also announced the purchase of a ready-mixed concrete operation in Little Rock, Arkansas from Tri-City Concrete. The operation produces about 80,000 cubic yards per year. The transaction was a purchase of assets for cash and the purchase price was undisclosed.

On September 1, 1998, the Corporation announced it purchased a limestone quarry located in Ottawa, Kansas, from Fogle Quarry Company, Inc. The quarry, which is the largest in the state, has annual production capacity exceeding 1.8 million tons. Mineral reserves exceed 25 years at the current shipment level. The purchase was a cash transaction for assets. The purchase price was not disclosed.

On October 5, 1998, the Corporation announced it had signed a contract with an affiliate of LaFarge SA to acquire the common stock of Redland Stone Products Company for $272 million subject to certain post-closing adjustments relating to working capital. The transaction is scheduled for closing prior to year end subject to satisfaction of conditions typical for such a transaction.

On October 21, 1998, the Corporation announced that it had signed a non-binding letter of intent to invest in Meridian Aggregates Company. The transaction gives the Corporation the option to purchase the remainder of Meridian in five years based on a predetermined formula. Further, the other investors in Meridian will have an annual option, beginning on December 31, 2000, to require the Corporation to purchase their interests. No financial details of the transaction were disclosed.

On November 4, 1998, the Corporation announced that it had consummated a transaction to purchase an initial 14 percent interest in the business of Meridian Aggregates Company. The transaction provides a mechanism for the Corporation to purchase the remaining interest at a predetermined formula price within five years. No financial details of the transaction were disclosed.

On November 13, 1998, Stephen P. Zelnak, Chairman and Chief Executive Officer of the Corporation announced that the Board of Directors has declared a regular quarterly cash dividend of $0.13 per share on the Corporation's common stock. This dividend which represents a cash payout of $0.52 per share on an annualized basis, is payable on December 31, 1998, to shareholders of record at the close of business on December 31, 1998.

Also, on November 13, 1998, the Board of Directors of the Corporation announced the election of Janice K. Henry as Senior Vice President of the Corporation.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          PART II - OTHER INFORMATION
                                  (Continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits



EXHIBIT
  NO.                                   DOCUMENT
-------                                 --------
11.01           Martin Marietta Materials, Inc. and Consolidated Subsidiaries
                Computation of Earnings Per Share for the Quarter and Nine Months Ended
                September 30, 1998 and 1997


27.01           Financial Data Schedule (for Securities and Exchange Commission use only)


         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998





                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARTIN MARIETTA MATERIALS, INC.

                                                   (Registrant)






Date:  November 16, 1998                   By:     /s/ JANICE K. HENRY
                                                -------------------------------
                                                Janice K. Henry
                                                Vice President, Chief Financial
                                                Officer and Treasurer

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                            DOCUMENT                               PAGE
-----------                            --------                               ----

11.01        Martin Marietta Materials, Inc. and Consolidated Subsidiaries    25

             Computation of Earnings Per Share for the Quarter and Nine Months Ended September 30, 1998 and 1997


27.01        Financial Data Schedule (for Securities and Exchange
             Commission use only)
