Form 10-K405
period 1998-12-31
MARTIN MARIETTA MATERIALS INC
filed 1999-03-24
CIK 916076

                                                                            1998
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from            to

                         Commission file number 1-12744

                         MARTIN MARIETTA MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                            56-1848578
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                        identification no.)

2710 WYCLIFF ROAD, RALEIGH, NORTH CAROLINA                  27607-3033
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
            -------------------        -----------------------------------------
Common Stock (par value $.01 per share)      New York Stock Exchange
(including rights attached thereto)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---

         The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on March 12, 1999 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,731,699,736. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the Registrant's classes of common stock on March 12, 1999 as follows:

         Common Stock (par value $.01  per share)       46,641,549 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 1999 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                                    Page
                                                                                          ----
Item 1   Business............................................................................3

Item 2   Properties.........................................................................13

Item 3   Legal Proceedings..................................................................13

Item 4   Submission of Matters to a Vote of Security Holders................................14

Forward Looking Statements - Safe Harbor Provisions.........................................15

Executive Officers of the Registrant........................................................16

PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters..........17

Item 6   Selected Financial Data............................................................17

Item 7   Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................................17

Item 7A  Qualitative And Quantitative Disclosures About Market Risk.........................17

Item 8   Financial Statements and Supplementary Data........................................18

Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................................18

PART III

Item 10  Directors and Executive Officers of the Registrant.................................19

Item 11  Executive Compensation.............................................................19

Item 12  Security Ownership of Certain Beneficial Owners and Management.....................19

Item 13  Certain Relationships and Related Transactions.....................................19

PART IV

Item 14  Exhibits, Financial Statements, Financial Statement Schedules and
         Reports on Form 8-K................................................................20

Signatures..................................................................................26

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Martin Marietta Materials, Inc. (the "Company") is the United States' second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial and residential. The Company also manufactures and markets magnesia-based products, including heat-resistant refractory products for the steel industry, chemicals products for industrial, agricultural and environmental uses, and dolomitic lime. In 1998, the Company's aggregates business accounted for 87% of the Company's total revenues and the Company's magnesia-based products segment accounted for 13% of the Company's total revenues.

         The Company was formed in November 1993 as a North Carolina corporation to be the successor to substantially all of the assets and liabilities of the materials group of Martin Marietta Corporation and its subsidiaries. An initial public offering of a portion of the common stock of the Company (the "Common Stock") was completed in February 1994 whereby 8,797,500 shares of Common Stock (representing approximately 19% of the shares outstanding) were sold at an initial public offering price of $23 per share. Lockheed Martin Corporation, which was formed as the result of a business combination between Martin Marietta Corporation and Lockheed Corporation in March 1995, owned approximately 81% of the Common Stock directly and through its wholly-owned subsidiary, Martin Marietta Investments Inc., until October 1996.

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

         On January 3, 1995, the Company purchased certain assets of Dravo Corporation relating to its construction aggregates business for a purchase price of approximately $121 million in cash, plus certain assumed liabilities (the "Dravo Acquisition"). When acquired, the business had production and distribution facilities in nine states and the Bahamas. The Dravo Acquisition added more than 24 million tons of annual production capacity to the Company's operations. It also expanded the Company's method of conducting business by adding water distribution by ocean vessels and river barges, in addition to the use of truck and rail transportation. Further, the Dravo Acquisition expanded the Company's presence in or sales to nonconstruction aggregate markets, including the chemical, steel, cement, utility desulfurization, poultry feed and agricultural lime industries.

         On May 28, 1997, the Company purchased all of the outstanding common stock of American Aggregates Corporation ("American Aggregates") along with certain other assets from American Aggregates' former parent, CSR America, Inc., for an acquisition price of approximately $242 million in cash plus certain assumed liabilities (the "American Aggregates Acquisition"). The American Aggregates Acquisition included the Ohio and Indiana operations of American Aggregates with 29 production facilities and increased the Company's annual production capacity by more than 25 million tons -- in addition to adding over 1 billion tons of mineral reserves, of which approximately 700 million are zoned for production, and 11,000 acres of property. American Aggregates is a leading supplier of aggregates products in Indianapolis, Cincinnati, Dayton and Columbus.

         On December 4, 1998, the Company acquired the common stock of Redland Stone Products Company ("Redland Stone") from an affiliate of Lafarge SA for $272 million in cash plus normal balance sheet liabilities, subject to certain post-closing adjustments relating to working capital, plus approximately $8 million estimated for certain other assumed liabilities and transaction costs. The Company did not assume any long-term debt of Redland Stone. Redland Stone is the leading producer of aggregates and asphaltic concrete in the state of Texas and has mineral reserves which exceed 1.0 billion tons. Redland Stone serves the San Antonio, Houston and south Texas areas. Aggregates production in 1998 for Redland Stone was approximately 14 million tons, asphaltic concrete production was approximately 3 million tons and revenue was approximately $131 million. Redland Stone expanded the Aggregates division's business by adding operating facilities in the southwest United States, expanding the Company's presence in the asphalt production business and adding significant long-term mineral reserve capacity.

         As of October 31, 1998, the Company purchased an initial 14% interest in the business of Meridian Aggregates Company ("Meridian"). The transaction provides a mechanism for the Company to purchase the remaining interest in Meridian at a predetermined formula price within five years, and the Meridian investors may require the Company to purchase their interests beginning December 31, 2000, or earlier in the event of the death of an investor. Meridian operates 26 aggregates production facilities and eight rail-served distribution yards in 11 states in the southwestern and western United States with approximately 1.4 billion tons of mineral reserves. Meridian's revenue in 1998 was approximately $146 million on sales of over 23 million tons.

         The Company announced in February 1997 that it had entered into agreements giving the Company rights to commercialize certain proprietary technologies related to the Company's business. One of the agreements gives the Company the opportunity to pursue the use of certain composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications and other structures. The Company has also developed and commercialized a laser device that is used to measure the refractory thickness of steel furnaces. In addition, as part of the American Aggregates Acquisition, the Company is working on certain technology related to remineralization of soil and microbial products for enhanced plant growth. The Company continued its research and development activities during 1998 in these new product areas, and began manufacturing and marketing certain of the products beginning in late 1997 through 1998. These technologies, if fully developed by the Company, would complement and expand the Company's business; however, there can be no assurance that any of the technologies will become profitable.

BUSINESS SEGMENT INFORMATION

         The Company operates in two reportable business segments. These segments are aggregates products and magnesia-based, chemicals and dolomitic lime products. Information concerning the Company's net sales, operating profit, assets employed and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 1998 is included in "Management's Discussion and Analysis of Financial Condition and Results of

Operations" on pages 34 through 36 of the Company's 1998 Annual Report to Shareholders (the "1998 Annual Report"), which information is incorporated herein by reference.

AGGREGATES

         The Company's aggregates segment processes and sells granite, sandstone, limestone, sand and gravel and other aggregates products for use in all sectors of the public infrastructure, commercial and residential construction industries. The Company is the United States' second largest producer of aggregates. In 1998, the Company shipped approximately 149 million tons of aggregates primarily to customers in 24 southeastern, southwestern, midwestern and central states, generating net sales and earnings from operations of $920.8 million and $184.6 million, respectively. In 1998, approximately 84% of the aggregates shipped by the Company were crushed stone, primarily granite and limestone, and approximately 16% were sand and gravel.

         The Aggregates division markets its products primarily to the construction industry, with approximately one-half of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company's aggregates business is concentrated principally in the southeast, southwest, midwest and central states. Aggregates products are sold and shipped from a network of approximately 300 quarries and distribution facilities in more than 20 states, although the Company's five largest shipment states account for approximately 60% of total shipments. The Company's business is accordingly affected by the economies in these regions. The addition of the Dravo operations opened extensive markets for the aggregates business along the Ohio and Mississippi River systems from Western Pennsylvania throughout the central and southern United States. The distribution centers acquired along the Gulf of Mexico and Atlantic coasts, as well as operating facilities in the Bahamas, provided entry into those markets for aggregates. The Gulf and Atlantic coastal areas are being supplied primarily from the Bahamas location, two large quarries on the Ohio River system and a Canadian quarry on the Strait of Canso in Nova Scotia, the assets related to which were purchased in October 1995 by the Company (the "Canadian Acquisition"). In addition, the Company's recent acquisitions have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company's geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of certain coastal markets on the east coast and reaching as far as Texas, and to ship products in and to Canada, the Caribbean and parts of South America, as well as to additional geographic areas which can be accessed economically by its expanded distribution system.

         The Company's aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of the American Aggregates Acquisition and several other smaller acquisitions in the north central region of the United States, more of the Company's aggregates operations have exposure to weather-related risk during the winter months. The division's operations that are concentrated principally in the north central region of the Midwest generally experience more severe winter weather conditions than the division's operations in the South. Due to these factors, the Company's second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results.

         Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. The Company's distribution system mainly uses trucks. Access to a lower-cost, extensive river barge and ocean vessel network was provided as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition. The Redland Stone transaction enables the Company to extend its reach through increased access to rail transportation.

         Historically, the Company has focused on the production of aggregates and has not integrated vertically in a substantial manner into other construction materials businesses. The Company's purchase of Redland Stone in 1998 included asphalt production and ready mixed concrete operations for roads and other commercial uses, which accounts for approximately 60% of the Redland Stone operation's sales. In addition, the Company purchased Mid-State Construction & Materials in 1998 with sales in Louisiana, Arkansas and Texas, which included four ready mixed concrete plants, three asphalt plants and a small construction company, that establishes a vertically integrated position in these geographical areas.

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will not have a material adverse effect upon its business.

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

MAGNESIA SPECIALTIES

         The Company also manufactures and markets dolomitic lime and magnesia-based products, including heat-resistant refractory products for the steel industry and magnesia-based chemicals products for industrial, agricultural and environmental uses, including wastewater treatment, sulfur dioxide scrubbing and acid neutralization. In 1998, the Company's Magnesia Specialties division generated net sales of $136.9 million and earnings from operations of $11.9 million. Magnesia Specialties' refractory and dolomitic lime products are sold primarily to the steel industry.

Accordingly, the division's profitability depends on the production of steel and the related marketplace, and a significant portion of the division's product pricing structure is affected by current economic conditions within the steel industry.

         In 1998, global steel industry conditions negatively impacted the division's major product areas. Economic uncertainties in Asia resulted in a high level of imports from Asian steelmakers. The increased Asian imports negatively impacted domestic and worldwide levels of steel production and prices and, consequently, had a negative impact on the division's lime and refractory products areas. In addition, the devaluation of the Russian currency, coupled with economic instability in Brazil, resulted in an influx of imports from these countries atop already increased steel imports from Asia. Coupled with declines in demand, the division continued to experience competitive pricing pressure. Further, the division experienced receivables losses from bankruptcies in the steel related marketplace during 1998. Also, the division, as a result of domestic and foreign competitive pressure and industry consolidation in the refractory brick market, lost two of its major periclase customers. Economic uncertainty in Asia also reduced sales of the division's industrial-chemicals products in that part of the world. Despite yielding to pricing concessions, as the year progressed, the division lost more chemicals sales to Pacific Rim suppliers that were selling products at prices that the division chose not to match. The intensified pressure also affected the division's chemicals sales in the United States and Europe, as its chemicals customers were unable to export their finished goods into the Asian Market.

         The principal raw materials used in the Company's Magnesia Specialties division's products are dolomitic lime, brine and imported magnesia. Management believes that its reserves of dolomitic limestone to produce dolomitic lime and its reserves of brine are sufficient to permit production at present operational levels for the foreseeable future. The supply of natural and synthetic magnesia is abundant worldwide. In 1998, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices. Alternatively, the Company believes it could adjust its mix of products and/or increase production capacity at its Manistee, Michigan, operation.

         The Company generally delivers its Magnesia Specialties division's products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for the Magnesia Specialties division's products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. The Company has provided extended payment terms to certain international customers.

PATENTS AND TRADEMARKS

         As of March 12, 1999, the Company owns, has the right to use, or has pending applications for approximately 84 patents pending or granted by the United States and various countries and approximately 97 trademarks related to its Magnesia Specialties business and its developing technologies and services business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company's business as a whole.

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

COMPETITION

         Because of the impact of transportation costs on the aggregates business, competition tends to be limited to producers in proximity to the Company's individual production facilities. Although all of the Company's locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry location and price, but quality of aggregates and level of customer service are also factors.

         The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for less than 25% of the total market. The Company competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition, and its increased access to rail transportation as a result of the Redland Stone transaction, has enhanced the Company's ability to compete in certain extended areas. Certain of the Company's competitors in the aggregates industry have greater financial resources than the Company.

         The Magnesia Specialties division of the Company competes with various companies in different geographic and product areas. The Company believes that the Magnesia Specialties division is one of the largest suppliers of monolithic (unshaped) refractory products and dolomitic lime to the steel industry in the United States and one of the largest suppliers of magnesia-based chemicals products to various industries. The Company's largest competitors for monolithic refractory sales are Mineral Technologies, Inc. and Alpine Group, Inc., and its largest competitor for hydroxide slurry is The Dow Chemical Company. The division competes principally on the basis of quality, price and technical support for its products. The Magnesia Specialties division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $20.5 million in sales in 1998 (representing approximately 15% of total sales of the Magnesia Specialties segment) principally in Canada, Mexico, the United Kingdom, Germany and Korea. The Magnesia Specialties division's sales to foreign customers were $24.1 million in 1997 and $19.2 million in 1996.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development activities for its Magnesia Specialties segment at its laboratory located near Baltimore, Maryland and at various locations for the new proprietary technologies. In general, the Company's research and development efforts are directed to applied technological development for the use of its refractories and chemicals products and for composite materials, soil remineralization products, microbial products, a laser-measuring device and a microwave technology. The Company spent approximately $3.1 million in 1998, $3.4 million in 1997 and $1.9 million in 1996 on research and development activities.

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

         The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company's operations or financial condition. See "Legal Proceedings" on page 13 of this Form 10-K and "Note M: Commitments and Contingencies" of the "Notes to Financial Statements" on page 26 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 40 of the 1998 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

         In general, quarry sites must comply with noise, water discharge and dust suppression regulations, zoning and special use permitting requirements, applicable mining regulations and federal health and safety requirements. As new quarry sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry and production facilities can be situated substantial distances from surrounding property owners. The Company maintains a centralized blasting function for its quarry operations, and has established policies designed to minimize disturbances to surrounding property owners.

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

         At the Magnesia Specialties division's Manistee, Michigan, facility, the Company maintains a stockpile of off-specification magnesia and binder materials, and fine-particle product generated in processing magnesium oxide. These materials are used at the Manistee plant as a portion of the feed stock for producing certain of its magnesium oxide products. In 1986, the U.S. Environmental Protection Agency (the "EPA") investigated the stockpile for possible designation under the Comprehensive Environmental Response Compensation and Liability Act (the "Superfund" statute), but has not taken any action since that date. In addition, the Michigan Department of Environmental Quality (the "DEQ") reviewed information submitted by the Company to determine the appropriate classification of the pile. In 1998 the DEQ classified the pile as "low hazard industrial waste." Accordingly, the Company is required to obtain an appropriate license for the continued storage of these recyclable materials and to perform certain modifications that will not have a material adverse effect on the Company's operations or its financial condition.

         As a result of the processing of dolomitic limestone at the Magnesia Specialties division's Woodville, Ohio, facility, lime kiln dust ("LKD") is produced as a by-product. The Ohio Environmental Protection Agency ("OEPA") has promulgated regulations that apply to the disposal of LKD. The Company executed an administrative order with the OEPA on November 24, 1997 requiring the Company to submit a permit application for a landfill by May 1998, which was duly submitted. The Company, along with other lime producers, has had certain discussions with the OEPA, which is in the process of reviewing the applications and the regulations to determine if changes to the current scope of the regulations are appropriate. Depending upon the result of these ongoing discussions, the Company may be required to incur certain compliance costs. The Company believes that any such costs would not have a material adverse effect on the Company's operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment's operations.

         The Clean Air Act Amendments of 1990 require the EPA to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company is actively participating with other lime manufacturers in working with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA has conducted testing at lime manufacturing facilities located in Alabama, Texas and Ohio, including the Company's Woodville facility, the preliminary results of which are expected to be discussed with the EPA in 1999. The current deadline for establishing the technology-based standards for the industry is November 15, 2000. The Company will not be able to determine the applicability of the new regulations or the cost associated with any required standards until the emission standards are adopted. The Company believes that any costs associated with the upgrade and/or replacement of equipment required to comply with the new regulations would not have a material adverse effect on the Company's operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment's operations.

         The EPA in November 1996 proposed certain changes to the regulations relating to the standard for particulate matter in connection with air quality, which were recently placed into law as the National Ambient Air Quality Standards. The new law places an ambient air limit on the emission of fine particles (smaller than 2.5 microns) that typically result from industrial, motor vehicle and power generation fuel combustion, in addition to the coarse particles previously regulated. As adopted, the regulations impact many industries, including the aggregates industry. The National Stone Association ("NSA") has joined a lawsuit with many other industries challenging the standard and the lack of scientific data available supporting the limits and the ability of industry to monitor the pollutant. In addition, the NSA filed a petition with the EPA seeking a mineral particulate exclusion from the PM2.5 standard. Although it is not known with certainty what the applicability and scope of the new law will be to the aggregates industry generally and thus to the Company, the Company believes that the final regulations will not have a material adverse effect on the Company's operations or its financial condition.

         In a letter from the EPA, dated September 16, 1997, the Company was designated a Potentially Responsible Party (a "PRP") with respect to certain sites operated by PCB Treatment Site, Inc., which had facilities in Kansas City, Missouri and Kansas City, Kansas (the "Sites") where the Company's predecessor in interest disposed of polychlorinated biphenyl waste during the 1980's. On February 18, 1999, the Company agreed to an Administrative Order of Consent pursuant to which it agreed to pay $1,520 in full and complete settlement of any liability it may have with respect to the Sites.

         In February 1998, the Georgia Department of Natural Resources ("GDNR") determined that both the Company and the Georgia Department of Transportation ("GDOT") are responsible parties for investigation and remediation at the Company's Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene ("TCE") above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant that was on the site in the early 1970's or from a maintenance shop that was operated on the property in the 1940's and 1950's before the Company purchased the property. The Company was designated by virtue of its ownership of the property. GDOT was designated because it historically used and disposed of TCE at the site for testing asphalt. The use of the well was discontinued by the Company. The Company has entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings on or before July 1, 1999. The need for corrective action will be evaluated after the assessment is completed. The Company and GDOT have signed an agreement to share evenly the costs of the assessment work and are in the process of hiring a consultant to do the work. At this time, remediation costs have not been estimated because the preliminary investigation defining the extent of contamination has not been initiated. Georgia law provides that responsible parties are jointly and severally liable and, therefore, the Company is potentially liable for the full cost of funding the investigation and any necessary remediation. If the Company is required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company's operations or its financial condition.

         In December 1998, the GDNR determined that the Company, the GDOT and two other parties which operated an asphalt plant are responsible parties for investigation and remediation at the Company's Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it caused a release of TCE above its naturally occurring background concentration in the groundwater at the site. The two other parties were designated because both entities operated the asphalt plant at the site. The groundwater contamination was discovered when the Company's tenant vacated the premises and environmental testing was conducted. At this time, remediation costs have not been estimated because the preliminary investigation defining the extent of contamination has not been initiated. GDNR has requested the responsible parties to conduct an environmental assessment of the site and file a report on or before June 30, 1999. The Company and GDOT have signed an agreement to share the costs of the assessment work and are in the process of negotiating agreements with the two other parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company's operations or its financial condition.

EMPLOYEES

         As of March 12, 1999, the Company has approximately 5,700 employees. Approximately 4,200 are hourly employees and approximately 1,500 are salaried employees. Included among these employees are approximately 900 hourly employees represented by labor unions. Approximately 15% of the Company's Aggregates division's hourly employees are members of a labor union, while 96% of the Magnesia Specialties division's hourly employees are represented by labor unions. The Company's principal union contracts cover employees at the Manistee, Michigan, magnesia-based products plant and the Woodville, Ohio lime plant. The Manistee labor union contract expires in August 1999 and the Woodville labor union contract expires in 2000. During the 1995 labor negotiations at the previous renewal of the Manistee labor union contract, the Magnesia Specialties division experienced a labor strike that adversely affected its earnings. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

AGGREGATES

         As of March 12, 1999, the Company processed or shipped aggregates from 279 quarries and distribution yards in 22 states in the southeast, southwest, midwest and central United States and in Canada and the Bahamas, of which 77 are located on land owned by the Company free of major encumbrances, 58 are on land owned in part and leased in part, 131 are on leased land, and 13 are on facilities neither owned nor leased, where raw materials are removed under an agreement. In addition, the Company processed and shipped ready mixed concrete and asphalt products from 16 properties in 3 states in the southern United States, of which 10 are located on land owned by the Company free of major encumbrances and 6 are on leased land. At 8 of these locations, aggregates products are also processed or shipped.

MAGNESIA SPECIALTIES

         The Magnesia Specialties division currently operates major manufacturing facilities in Manistee, Michigan and Woodville, Ohio, and smaller processing plants in River Rouge, Michigan; Bridgeport, Connecticut; Mobile, Alabama; Baton Rouge, Louisiana; Lenoir City, Tennessee; and Pittsburgh, Pennsylvania. All of these facilities are owned, except Pittsburgh and Lenoir City, which are leased. In addition, the Company has entered into several third-party toll-manufacturing agreements pursuant to which it processes various chemical and refractory products.

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

         The Company agreed in 1999 to the terms of a settlement of any liability it may have with respect to litigation in the State District Court of Morris County, Texas, James Fowler, Jr. v. Union

Carbide Corporation. This case was commenced on November 9, 1987 as separate claims for unspecified amounts of monetary damages (joined in one lawsuit) by approximately 3,000 plaintiffs against approximately 400 defendants. The case involved claims asserted by former employees of Lone Star Steel Company alleging injuries to their health suffered by exposure to the products supplied to Lone Star's facility in Morris County, Texas since 1947. It is the Company's understanding that the current and former defendants in the litigation constitute almost every supplier to the facility, regardless of the type of product supplied. The Company agreed to pay $100,000 in accordance with the settlement.

         See also "Note M: Commitments and Contingencies" of the "Notes to Financial Statements" on page 26 of the 1998 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 40 of the 1998 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

               FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

         This Annual Report on Form 10-K contains statements which constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition" on page 8 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 40 of the 1998 Annual Report and "Note A: Accounting Policies" and "Note M: Commitments and Contingencies" of the "Notes to Financial Statements" on pages 16 through 18 and 26, respectively, of the Audited Consolidated Financial Statements included in the 1998 Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 12, 1999:

                                   Present Position              Year Assumed          Other Positions and Other Business
            Name            Age    at March 12 , 1999          Present Position      Experience Within the Last Five Years
            ----            ---    ------------------         -----------------      -------------------------------------

Stephen P. Zelnak, Jr.      54     Chairman of the                  1997             Vice Chairman of the Board of Directors
                                   Board of Directors                                of Martin Marietta Materials, Inc. (1996-1997)
                                   of Martin Marietta
                                   Materials, Inc.;
                                   President and Chief              1993
                                   Executive Officer
                                   of Martin Marietta
                                   Materials, Inc.;
                                   President of Aggregates          1993
                                   Division

Philip J. Sipling           51     Executive Vice President         1997             Senior Vice President of Martin Marietta
                                   of Martin Marietta                                Materials, Inc. (1993-1997); President of
                                   Materials, Inc.;                                  Magnesia Specialties Division (1993-1997)
                                   Chairman of Magnesia             1997
                                   Specialties Division;
                                   Executive Vice President         1993
                                   of Aggregates Division

Robert R. Winchester        61     Senior Vice President            1993
                                   of Martin Marietta
                                   Materials, Inc.;
                                   Executive Vice President         1993
                                   of Aggregates Division

Janice K. Henry             47     Senior Vice President;           1998             Vice President, Martin Marietta Materials, Inc.
                                   Chief Financial Officer;         1994             (1994-1998)
                                   Treasurer                        1996

Bruce A. Deerson            47     Vice President and               1993             Corporate Secretary (1993 - 1997)
                                   General Counsel

Donald J. Easterlin, III    57     Vice President,                  1994
                                   Business Development

Jonathan T. Stewart         50     Vice President,                  1993
                                   Human Resources

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There were approximately 1,624 holders of record of Martin Marietta Materials, Inc. Common Stock, $.01 par value, as of March 12, 1999. The Company's Common Stock is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption "Quarterly Performance (Unaudited)" on page 41 of the 1998 Annual Report, and that information is incorporated herein by reference.

         On December 7, 1998, the Company sold $200,000,000 aggregate principal amount of 5.875% Notes due 2008 (the "Notes") to Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers (the "Initial Purchasers"). Aggregate discounts and commissions to the Initial Purchasers were $2,326,000. The Notes were sold to the Initial Purchasers in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 144A. The Notes are exchangeable into registered notes with substantially identical terms pursuant to an Offer to Exchange by the Company pursuant to a registration statement on Form S-4 (Registration No. 333-71793), effective February 18, 1999.

ITEM 6. SELECTED FINANCIAL DATA

         The information required in response to this Item 6 is included under the caption "Five Year Summary" on page 42 of the 1998 Annual Report, and that information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 40 of the 1998 Annual Report, and that information is incorporated herein by reference.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company, from time to time, uses on a limited basis derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. The aggregate value of derivative financial instruments held or issued by the Company is not material to the Company nor is the market risk posed. For additional discussion of the Company's market risk see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Structure and Resources" on pages 37 and 38 of the 1998 Annual Report and "Note A: Accounting Policies, Derivative Financial Instruments and Accounting Changes" of the Notes to Consolidated Financial Statements on pages 17 and 18 of the Audited Consolidated Financial Statements included in the 1998 Annual Report, and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in response to this Item 8 is included under the caption "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity," "Notes to Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quarterly Performance (Unaudited)" on pages 12 through 41 of the 1998 Annual Report, and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Compliance With
Section 16(a) of the Exchange Act" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year ended December 31, 1998 (the "1999 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on page 16 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item 11 is included under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's 1999 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required in response to this Item 12 is included under the captions "Voting Securities and Record Date" and "Beneficial Ownership of Shares" in the Company's 1999 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," and "Certain Related Transactions" in the Company's 1999 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of financial statements filed as part of this Form 10-K.

         The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 1998 Annual Report, are incorporated by reference into Item 8 on page 18 of this Form 10-K. Page numbers refer to the 1998 Annual Report:

                                                                    Page

            Consolidated Balance Sheet--                              13
              December 31, 1998 and 1997

            Consolidated Statement of Earnings--                      12
              Years ended December 31, 1998, 1997 and 1996

            Consolidated Statement of Shareholders' Equity--          15
              Years ended December 31, 1998, 1997 and 1996

            Consolidated Statement of Cash Flows--                    14
              Years ended December 31, 1998, 1997 and 1996

            Notes to Financial Statements--                      16 through 26


    (2) List of financial statement schedules filed as part of this Form 10-K

         The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 14(d). The page number refers to this Form 10-K.

         Schedule II - Valuation and Qualifying Accounts..............25

         All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

         The report of the Company's independent auditors with respect to the above-referenced financial statements appears on page 10 of the 1998 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company's independent auditors appear on page 34 of this Form 10-K.

         The report of Redland Stone Products Company and subsidiaries' independent auditors with respect to the Redland Stone Products Company and subsidiaries' financial statements as of December 31, 1997, and for the year then ended, which independent auditors' report is hereby incorporated by reference in this Form 10-K. The consent of Redland Stone Products Company and subsidiaries' independent auditors appears on page 35 of this Form 10-K.

    (3) Exhibits

         The list of Exhibits on the accompanying Index of Exhibits on pages 22 through 24 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b) Reports on Form 8-K

         The Company filed Current Reports on Form 8-K on October 9, 1998, December 18, 1998 (as amended by the Company's Current Report on Form 8-K/A filed on February 17, 1999) and February 2, 1999.

(c) Index of Exhibits

Exhibit
   No.
-------

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

4.06      --Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007
               (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC on Registration No. 33-99082))

4.07      --Exchange and Registration Rights Agreement dated December 2, 1998 by and among Martin Marietta Materials, Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.07 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.08      --Indenture dated as of December 7, 1998 between Martin Marietta
               Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09      --Form of Martin Marietta Materials, Inc. 5.875% Note due December 1,
               2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

10.01     --Assumption Agreement between the Company and Martin Marietta
               Technologies, Inc. (now known as Lockheed Martin Corporation) dated as of November 12, 1993 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

Exhibit
   No.
-------

10.02     --Transfer and Capitalization Agreement dated as of November 12, 1993 among Martin Marietta Technologies, Inc. (now known as Lockheed Martin Corporation), Martin Marietta Investments Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

10.03     --Tax Assurance Agreement dated as of September 13, 1996 between the
               Company and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)

10.04     --Supplemental Tax Sharing Agreement dated as of September 13, 1996 between the Company and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.09 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)

10.05     --Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to
               Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.06     --Revolving Credit Agreement dated as of January 29, 1997 among the
               Company and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.07     --Martin Marietta Materials, Inc. Shareholder Value Achievement Plan
               (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**

10.08     --Form of Martin Marietta Materials, Inc. Employment Protection
               Agreement (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**

10.09     --Amended and Restated Martin Marietta Materials, Inc. Common Stock
               Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31,
               1996)**

10.10     --Martin Marietta Materials, Inc. Executive Incentive Plan, as amended
               (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**

10.11     --Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**

10.12     --Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive
               Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**

------------------
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
   No.
-------

10.13     --Martin Marietta Materials, Inc. Amended and Restated Stock-Based
               Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

10.14     --Martin Marietta Materials, Inc. Amended and Restated Omnibus
               Securities Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

10.15     --Revolving Credit Agreement dated as of December 3, 1998 among Martin
               Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 99.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on December 18, 1998)

10.16     --Amendment No. 1 to the Credit Agreement dated as of October 16, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to
               Exhibit 99.4 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on December 18,
               1998)

10.17     --Amendment No. 2 to the Credit Agreement dated as of December 3, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to
               Exhibit 99.5 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on December 18,
               1998)

*12.01    --Computation of ratio of earnings to fixed charges for the year ended
               December 31, 1998

*13.01    --Martin Marietta Materials, Inc. 1998 Annual Report to Shareholders,
               portions of which are incorporated by reference in this Form 10-K. Those portions of the 1998 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report

*21.01    --List of subsidiaries of Martin Marietta Materials, Inc.

*23.01    --Consent of Ernst & Young LLP, Independent Auditors for Martin
               Marietta Materials, Inc. and consolidated subsidiaries

*23.02    --Consent of PricewaterhouseCoopers, LLP, Independent Auditors for
               Redland Stone Products Company and subsidiaries

*24.01    --Powers of Attorney (included in this Form 10-K at page 26)

*27.01    --Financial Data Schedule (for Securities and Exchange Commission use
               only)


Other material incorporated by reference:

     Martin Marietta Materials, Inc.'s 1999 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.

------------------
 *Filed herewith
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES


               Col. A                    Col. B                 Col. C                  Col. D             Col. E
--------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                      -------------------------
                                                                         (2)
                                                          (1)        Charged to
                                        Balance At    Charged to        Other
                                       Beginning of    Costs and     Accounts--      Deductions--     Balance At End
             Description                 Period        Expenses       Describe         Describe         of Period
             -----------               ------------   ----------     ----------      ------------     --------------
                                                                        (Amounts in thousands)
YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts ...       $ 4,789       $    35       $  500(a)       $  894(d)       $ 4,430
Allowance for affiliates receivable          --            --           --              --               --
Inventory valuation allowance .....         7,171         1,278         --              --              8,449
Amortization of intangible assets .        29,464        11,599        2,430(a)          338(b)        42,511
                                                                                         644(c)

YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts ...       $ 2,950       $   411       $1,733(a)       $  305(d)       $ 4,789
Allowance for affiliates receivable          --            --           --              --               --
Inventory valuation allowance .....         6,078           556          537(a)         --              7,171
Amortization of intangible assets .        22,044         7,926         --               325(b)        29,464
                                                                                         181(c)

YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts ...       $ 4,450       $  --         $ --            $1,500(d)       $ 2,950
Allowance for affiliates receivable           954          --           --               954(e)          --
Inventory valuation allowance .....         7,370          --           --             1,292(c)         6,078
Amortization of intangible assets .        17,268         5,060         --               284(b)        22,044




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


                                       MARTIN MARIETTA MATERIALS, INC.



                                       By: /s/ Bruce A. Deerson
                                           -------------------------------------
                                           Bruce A. Deerson
                                           Vice President and General Counsel




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


Dated:  March 24, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                               Title                                  Date
           ---------                               -----                                  ----

/s/Stephen P. Zelnak, Jr.                 Chairman of the Board,                      March 24, 1999
------------------------------------      President and Chief Executive
Stephen P. Zelnak, Jr.                    Officer


/s/Janice K. Henry                        Senior Vice President, Chief                March 24, 1999
------------------------------------      Financial Officer, Treasurer
Janice K. Henry                           and Chief Accounting Officer


/s/Richard G. Adamson                     Director                                    March 24, 1999
------------------------------------
Richard G. Adamson


/s/Marcus C. Bennett                      Director                                    March 24, 1999
------------------------------------
Marcus C. Bennett


/s/Bobby F. Leonard                       Director                                    March 24, 1999
------------------------------------
Bobby F. Leonard


/s/William E. McDonald                    Director                                    March 24, 1999
------------------------------------
William E. McDonald


/s/Frank H. Menaker, Jr.                  Director                                    March 24, 1999
------------------------------------
Frank H. Menaker, Jr.


/s/James M. Reed                          Director                                    March 24, 1999
------------------------------------
James M. Reed


/s/William B. Sansom                      Director                                    March 24, 1999
------------------------------------
William B. Sansom


/s/Richard A. Vinroot                     Director                                    March 24, 1999
------------------------------------
Richard A. Vinroot

                                    EXHIBITS

Exhibit
   No.
-------

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

4.06      --Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007
               (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC on Registration No. 33-99082))

4.07      --Exchange and Registration Rights Agreement dated December 2, 1998 by and among Martin Marietta Materials, Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.07 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.08      --Indenture dated as of December 7, 1998 between Martin Marietta
               Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09      --Form of Martin Marietta Materials, Inc. 5.875% Note due December 1,
               2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

10.01     --Assumption Agreement between the Company and Martin Marietta
               Technologies, Inc. (now known as Lockheed Martin Corporation) dated as of November 12, 1993 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

Exhibit
   No.
-------

10.02     --Transfer and Capitalization Agreement dated as of November 12, 1993 among Martin Marietta Technologies, Inc. (now known as Lockheed Martin Corporation), Martin Marietta Investments Inc. and the Company (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

10.03     --Tax Assurance Agreement dated as of September 13, 1996 between the
               Company and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)

10.04     --Supplemental Tax Sharing Agreement dated as of September 13, 1996 between the Company and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.09 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)

10.05     --Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to
               Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.06     --Revolving Credit Agreement dated as of January 29, 1997 among the
               Company and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.07     --Martin Marietta Materials, Inc. Shareholder Value Achievement Plan
               (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**

10.08     --Form of Martin Marietta Materials, Inc. Employment Protection
               Agreement (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1996)**

10.09     --Amended and Restated Martin Marietta Materials, Inc. Common Stock
               Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31,
               1996)**

10.10     --Martin Marietta Materials, Inc. Executive Incentive Plan, as amended
               (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**

10.11     --Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**

10.12     --Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive
               Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**

------------------
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
   No.
-------

10.13     --Martin Marietta Materials, Inc. Amended and Restated Stock-Based
               Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

10.14     --Martin Marietta Materials, Inc. Amended and Restated Omnibus
               Securities Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

10.15     --Revolving Credit Agreement dated as of December 3, 1998 among Martin
               Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 99.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on December 18, 1998)

10.16     --Amendment No. 1 to the Credit Agreement dated as of October 16, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to
               Exhibit 99.4 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on December 18,
               1998)

10.17     --Amendment No. 2 to the Credit Agreement dated as of December 3, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to
               Exhibit 99.5 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed with the Commission on December 18,
               1998)

*12.01    --Computation of ratio of earnings to fixed charges for the year ended
               December 31, 1998

*13.01    --Martin Marietta Materials, Inc. 1998 Annual Report to Shareholders,
               portions of which are incorporated by reference in this Form 10-K. Those portions of the 1998 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report

*21.01    --List of subsidiaries of Martin Marietta Materials, Inc.

*23.01    --Consent of Ernst & Young LLP, Independent Auditors for Martin
               Marietta Materials, Inc. and consolidated subsidiaries

*23.02    --Consent of PricewaterhouseCoopers, LLP, Independent Auditors for
               Redland Stone Products Company and subsidiaries

*24.01    --Powers of Attorney (included in this Form 10-K at page 26)

*27.01    --Financial Data Schedule (for Securities and Exchange Commission use
               only)


Other material incorporated by reference:

     Martin Marietta Materials, Inc.'s 1999 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.

------------------
 *Filed herewith
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K