Form 10-Q
period 1999-03-31
MARTIN MARIETTA MATERIALS INC
filed 1999-05-13
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1999

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
                                                          ------------



Former name:                              None
                    ---------------------------------------------------
                    Former name, former address and former fiscal year,
                            if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                           Outstanding as of April 30, 1999
-------------------------------------         --------------------------------

Common Stock, $.01 par value                              46,692,445

                          Exhibit Index is on Page 18

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1999

                                     INDEX


                                                                                      Page
                                                                                      ----
Part I.  Financial Information:

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets -
                    March 31, 1999 and December 31, 1998                                3

                  Condensed Consolidated Statements of
                    Earnings - Three Months Ended March 31, 1999 and 1998               4

                  Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1999 and 1998                          5

                  Notes to Condensed Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                10


Part II. Other Information:

         Item 1.  Legal Proceedings.                                                    17

         Item 4.  Submission of Matters to a Vote of Security Holders.                  17

         Item 5.  Other Information.                                                    17

         Item 6.  Exhibits and Reports on Form 8-K.                                     18

Signatures                                                                              19

Exhibit Index                                                                           20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,        December 31,
                                                             1999             1998
                                                         -----------       -----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents                               $     8,987       $    14,586
 Accounts receivable, net                                    166,214           171,511
 Inventories, net                                            172,316           157,104
 Other current assets                                         28,090            26,187
                                                         -----------       -----------
         Total Current Assets                                375,607           369,388
                                                         -----------       -----------

Property, plant and equipment                              1,524,502         1,502,512
Allowances for depreciation, depletion and
  amortization                                              (743,674)         (724,984)
                                                         -----------       -----------
Net property, plant and equipment                            780,828           777,528

Cost in excess of net assets acquired                        347,347           348,026
Other noncurrent assets                                       93,022            93,647
                                                         -----------       -----------

         Total Assets                                    $ 1,596,804       $ 1,588,589
                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities                                    156,459           152,233
Long-term debt and commercial paper                          601,883           602,113
Other noncurrent liabilities                                 168,194           166,544
                                                         -----------       -----------
         Total Liabilities                                   926,536           920,890
                                                         -----------       -----------

Shareholders' equity:
 Common stock, par value $.01 per share                          466               466
 Additional paid-in capital                                  349,937           349,245
 Retained earnings                                           319,865           317,988
                                                         -----------       -----------
         Total Shareholders' Equity                          670,268           667,699
                                                         -----------       -----------

         Total Liabilities and Shareholders' Equity      $ 1,596,804       $ 1,588,589
                                                         ===========       ===========


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Three Months Ended
                                                              March 31,
                                                  -------------------------------
                                                      1999               1998
                                                  ------------       ------------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $    241,061       $    186,535
Cost of sales                                          201,319            157,056
                                                  ------------       ------------
         Gross Profit                                   39,742             29,479

Selling, general and administrative expenses            22,746             19,301
Research and development                                   932                746
                                                  ------------       ------------
         Earnings from Operations                       16,064              9,432

Interest expense                                        (9,246)            (5,310)
Other income and (expenses), net                         5,378                (82)
                                                  ------------       ------------
         Earnings before Taxes on Income                12,196              4,040

Taxes on income                                          4,256              1,404
                                                  ------------       ------------

         Net Earnings                             $      7,940       $      2,636
                                                  ============       ============


Net earnings per share -Basic                     $       0.17       $       0.06
                       -Diluted                   $       0.17       $       0.06

Average number of common shares outstanding
                       -Basic                       46,635,302         46,215,439
                       -Diluted                     46,901,716         46,409,450


See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                                   March 31,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                            (DOLLARS IN THOUSANDS)

Net cash provided by operating activities                  $ 29,220       $ 12,886

Investing activities:
 Additions to property, plant and equipment                 (29,002)       (16,740)
 Acquisitions, net                                              184        (37,715)
 Other investing activities, net                                730          2,533
                                                           --------       --------

 Net cash used for investing activities                     (28,088)       (51,922)
                                                           --------       --------

Financing activities:
 Repayments of long-term debt, net                             (360)          (227)
 Dividends paid                                              (6,063)        (5,546)
 Loans payable                                               (1,000)        30,000
 Issuance of common stock                                       692            178
                                                           --------       --------

 Net cash (used for) provided by financing activities        (6,731)        24,405
                                                           --------       --------

 Net decrease in cash and cash equivalents                   (5,599)       (14,631)
 Cash and cash equivalents, beginning of period              14,586         18,661
                                                           --------       --------

 Cash and cash equivalents, end of period                  $  8,987       $  4,030
                                                           ========       ========

See accompanying notes to condensed consolidated financial statements.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

2.       Acquisition of Redland Stone Products Company

         As of December 4, 1998, the Corporation purchased all of the outstanding common stock of Redland Stone Products Company ("Redland Stone") from an affiliate of Lafarge SA. The operating results of the acquired business have been included with those of the Corporation since that date.

         The purchase price consisted of approximately $272 million in cash plus normal balance sheet liabilities, subject to certain post-closing adjustments relating to working capital, and approximately $8 million estimated for certain other assumed liabilities and transaction costs. The acquisition has been accounted for under the purchase method of accounting wherein the Corporation recognized approximately $165 million in costs in excess of net assets acquired after recording other purchase adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed. Goodwill is being amortized over a 30-year period. Management expects that the preliminary purchase price allocation will be adjusted during the applicable period provided by Accounting Principles Bulletin No. 16 Business Combinations.

         For comparative purposes, the following unaudited pro forma summary financial information presents the historical results of operations of the Corporation and the Redland Stone business for the three-months ended March 31, 1998. The financial information reflects pro forma adjustments as if the acquisition had been consummated as of the beginning of the period presented. The pro forma financial information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information presented below is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.       Acquisition of Redland Stone Products Company (continued)

                                                              Pro Forma Information (Unaudited)
                                                                       Three Months Ended
                                                                       March 31, 1998
                                                       ---------------------------------------------
                                                       (Dollars in Thousands, Except Per Share Data)

         Net sales                                                         $215,127

         Net earnings                                                      $  1,720

         Net earnings per share - Basic and Diluted                        $   0.04

3.       Inventories

                                                   March 31,      December 31,
                                                     1999            1998
                                                   ---------       ---------
                                                     (Dollars in Thousands)

         Finished products                         $ 144,959       $ 127,904
         Product in process and raw materials         10,803          12,342
         Supplies and expendable parts                25,222          25,307
                                                   ---------       ---------
                                                     180,984         165,553
         Less allowances                              (8,668)         (8,449)
                                                   ---------       ---------

         Total                                     $ 172,316       $ 157,104
                                                   =========       =========

4.       Long-Term Debt

                                                March 31,     December 31,
                                                   1999           1998
                                                ---------       ---------
                                                  (Dollars in Thousands)

         6.9% Notes, due 2007                   $ 124,953       $ 124,952
         7% Debentures, due 2025                  124,207         124,204
         5.875% Notes, due 2008                   198,999         198,980
         Commercial paper, interest rates
            ranging from 4.94% to 5.75%           164,000         165,000
         Acquisition notes, interest rates
            ranging from 5.60% to 10.00%            3,052           3,299
         Other notes                                1,199           1,335
                                                ---------       ---------
                                                  616,410         617,770
         Less current maturities                  (14,527)        (15,657)
                                                ---------       ---------

         Total                                  $ 601,883       $ 602,113
                                                =========       =========

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.       Long-Term Debt (continued)

         No borrowings were outstanding under either of the Corporation's revolving credit agreements at March 31, 1999. However, these agreements support commercial paper borrowings of $164 million outstanding at March 31, 1999, of which $150 million has been classified as long-term debt in the Corporation's consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At May 1, 1999, $162 million was outstanding under the Corporation's commercial borrowing obligations. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of this Form 10-Q.

         As previously reported, the Corporation, on February 18, 1999, registered its 5.875% Notes with the Securities and Exchange Commission. The registration provided the initial purchasers in the private placement offering the opportunity to exchange their outstanding notes for registered notes with substantially identical terms.

         The Corporation's interest payments were approximately $6.4 million in 1999 and $5.4 million in 1998 for the three months ended March 31.

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

         The Corporation's effective income tax rate for the first three months was 34.9% in 1999 and 34.8% in 1998. The effective rate for the first quarter of 1999 was slightly lower than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

         The Corporation's income tax payments were approximately $3.9 million in 1999 and $5.9 million in 1998, for the three months ended March 31.

6.       Contingencies

         In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

7.       Other Matters

         In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that all costs related to start-up activities, including organizational costs, be expensed as incurred effective January 1, 1999. The Corporation currently expenses all appropriate start-up costs; therefore, SOP 98-5 will not impact the Corporation's net earnings or financial position.

         In June 1998, the FASB issued the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. Because of the Corporation's minimal use of derivatives, if any, management does not anticipate that the adoption of FAS 133 will have a significant impact on net earnings or the financial position of the Corporation.

         Further, in March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). The Corporation adopted the SOP on January 1, 1999. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Corporation expensed such costs as incurred for the year ended December 31, 1998. The adoption of SOP 98-1 has not materially impacted the Corporation.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                  First Quarter Ended March 31, 1999 and 1998

OVERVIEW   Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, sandstone, limestone, and other aggregates products from a network of more than 275 quarries and distribution facilities in more than 20 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation has vertically integrated positions, in other construction materials businesses, in Louisiana, Arkansas and Texas as a result of 1998 acquisitions of asphalt production and ready mixed concrete operations and a road construction company. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS   Consolidated net sales for the quarter were $241.1
million, a 29% increase over 1998 first quarter sales of $186.5 million. Consolidated earnings from operations were $16.1 million in the first three months of 1999 compared with $9.4 million in the first three months of 1998. Consolidated net earnings for the quarter were $7.9 million, or $0.17 per diluted share, an increase of $5.3 million from 1998 first quarter net earnings of $2.6 million, or $0.06 per diluted share. This performance was achieved as a result of the Redland Stone acquisition, and nine smaller acquisitions, strong performance from the Corporation's heritage aggregates operations and in spite of expected declines experienced in the Magnesia Specialties division's sales and earnings.

         Sales for the Aggregates division increased 38% to $208.9 million for the first quarter of 1999, compared with the year-earlier period. The division's operating profits were $15.6 million for the period compared to the prior year's first quarter earnings from operations of $5.8 million. The acquisition of Redland Stone accounted for greater than 60% of the Aggregates division's sales increase. Further, excellent performance in the Corporation's heritage aggregates operations was underpinned by an approximately 4.5% increase in shipments and an approximately 3.0% increase in net selling prices when compared to the year-earlier period. The strong performance from Redland Stone also helped mitigate the Corporation's exposure to the winter seasonality typically experienced in the Midwest and North Central regions of the country.

         The Aggregates division's business is significantly impacted by seasonal changes and other weather-related conditions. Consequently, the Aggregates division's production and shipment levels coincide with general construction activity levels, most of which occur in the division's markets typically during the spring, summer, and fall seasons.

                                  (Continued)
                                 Page 10 of 20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                  First Quarter Ended March 31, 1999 and 1998


         Management believes the construction industry's overall aggregates annual consumption level and the Corporation's annual production and shipments, excluding acquisitions, will experience moderate overall growth for the full year 1999, compared with the prior year.

         The Magnesia Specialties division had first quarter 1999 sales of $32.1 million, a decrease of approximately 8% compared with the first three months of 1998. The division's first quarter earnings from operations decreased to $0.5 million from $3.6 million in the first quarter of 1998. Results from Magnesia Specialties were negatively impacted by continued declines in net sales and operating earnings in the refractories, dolomitic lime and chemicals products areas. Global uncertainties continue to plague the division, which is highly dependent on current business and economic trends within the steel industry. As the steel industry continues to experience economic uncertainty, the Magnesia Specialties division is exposed to receivables losses from bankruptcies in the steel-related marketplace. Management, in its normal operations, has provided what it believes to be a reasonable allowance for uncollectible receivables. However, there is a possibility that receivables loss exposure exists beyond the allowance provided. The refractories and dolomitic lime products areas continue to be adversely effected by foreign steel imports, principally from Asia, Russia and Brazil, while the industrial-chemicals products areas are experiencing continued competitive pricing pressures. Further, as expected, the division's first quarter 1999 operating earnings were negatively impacted as production rates slowed to meet declining sales volume and reduce the level of finished products in inventory. Management expects these market trends to continue and expects the Magnesia Specialties division's product sales and earnings to decline, as compared to prior year, throughout 1999.

                                  (Continued)
                                 Page 11 of 20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1999 and 1998


         The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three months ended March 31, 1999 and 1998. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

                                                               Three Months Ended
                                                                     March 31,
                                                -------------------------------------------------
                                                             (Dollars in Thousands)
                                                        1999                       1998
                                                ----------------------   ------------------------
                                                               % of                       % of
                                                 Amount      Net Sales    Amount        Net Sales
                                                --------     ---------   --------       ---------
Net sales:
   Aggregates                                   $208,943        100.0    $151,722        100.0
   Magnesia Specialties                           32,118        100.0      34,813        100.0
                                                --------        -----    --------        -----
      Total                                     $241,061        100.0    $186,535        100.0
                                                ========                 ========

Gross profit:
   Aggregates                                   $ 34,335         16.4    $ 20,394         13.4
   Magnesia Specialties                            5,407         16.8       9,085         26.1
                                                --------        -----    --------        -----
      Total                                     $ 39,742         16.5    $ 29,479         15.8
                                                ========                 ========

Selling, general & administrative expense:
   Aggregates                                   $ 18,419          8.8    $ 14,416          9.5
   Magnesia Specialties                            4,327         13.5       4,885         14.0
                                                --------        -----    --------        -----
      Total                                     $ 22,746          9.4    $ 19,301         10.4
                                                ========                 ========

Earnings from operations:
   Aggregates                                   $ 15,598          7.5    $  5,788          3.8
   Magnesia Specialties                              466          1.5       3,644         10.5
                                                --------        -----    --------        -----
      Total                                     $ 16,064          6.7    $  9,432          5.1
                                                ========                 ========


                                  (Continued)
                                 Page 12 of 20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1999 and 1998

         Other income and expenses, net, for the quarter ended March 31, were $5.4 million in income in 1999 compared with $0.1 million in expense in 1998. In addition to several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Further, in 1999, other income and expenses, net, includes a non-recurring settlement from an antitrust claim.

         Interest expense was $9.2 million in the first quarter, approximately $3.9 million above the first quarter of 1998. The increased interest expense in 1999 resulted from the effect of additional indebtedness and borrowings incurred by the Corporation associated primarily with its acquisition of the Redland Stone business in December 1998.

         The Corporation's estimated effective income tax rate for the first three months was 34.9% in 1999 and 34.8% in 1998. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES   Net cash flow provided by operating activities
during the first quarter of 1999 was $29.2 million compared with $12.9 million in the comparable period of 1998. The cash flow for both 1999 and 1998 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was $29.4 million and $22.6 million for the three months ended March 31, 1999 and 1998, respectively. Amortization expense was $4.5 million and $2.5 million for the three-months ended March 31, 1999 and 1998, respectively. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1998 net cash provided by operating activities was $222.6 million, compared with $12.9 million provided by operations in the first quarter of 1998.

         First quarter capital expenditures, exclusive of acquisitions, were $29.0 million in 1999 and $16.7 million in 1998. Capital expenditures are expected to be approximately $170 million for 1999, exclusive of acquisitions. Comparable capital expenditures were $124 million in 1998.

         The Corporation continues to rely upon internally generated funds and access to capital markets, including funds obtained under its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements. With respect to the Corporation's ability to access the public market, currently the Corporation has an effective shelf registration on file with the Securities and Exchange Commission (the "Commission") for the offering of up to $50 million of debt securities, which may be issued from time to time. Presently, management has the authority to file a universal shelf registration statement with the Commission for up to $500 million in issuance of either debt or equity securities. It should be noted, however, that the Corporation has not determined the timing when, or the amount for which, it may file such shelf registration.

                                  (Continued)
                                 Page 13 of 20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1999 and 1998


         The Corporation's ability to borrow or issue debt securities is dependent, among other things, upon prevailing economic, financial and market conditions.

         Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1999. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt is rated "A" by Standard & Poor's and "A3" by Moody's. The Corporation's commercial paper obligations are rated "A-1" by Standard & Poor's, "P-2" by Moody's and "F-1" by Fitch IBCA, Inc. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

YEAR 2000 ISSUE   As more fully described in the Corporation's Annual Report on
Form 10-K for the year ended December 31, 1998, the Corporation is modifying its software and hardware to enable operations beyond December 31, 1999. The Corporation has continued to make progress in the remediation, testing and implementation phases of its conversion to information technology that is year 2000 compliant. As previously disclosed, the Corporation has completed its remediation, testing and implementation of its information systems critical to ongoing operations. During the first quarter, the Corporation successfully converted its year 2000 testing environment to a live production environment for all of its operating systems. The critical information systems are currently running under the live year 2000 production environment.

         Currently, management is focused on remediation, testing and installation, into the live production environment, of its non-critical information systems, principally the Corporation's legacy accounting and reporting information systems software. Management continues to believe that the year 2000 conversion of its non-critical information systems will be complete by June 30, 1999.

         The Corporation has no significant single supplier, vendor or customer ("external agents") that is critical to ongoing operations. The Corporation completed, during the first quarter, its query of major external agents, principally financial institutions, insurance companies, energy suppliers and other third party employee benefit related providers. While the Corporation has no means of ensuring that its external agents will be year 2000 ready, the results of the external agent query indicated that there were no major issues requiring additional follow-up by the Corporation.

                                  (Continued)
                                 Page 14 of 20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1999 and 1998


         During the quarter, the Corporation continued its work on the conversion of the information systems and non-information systems technology at its newly acquired Redland Stone business. The mainframe and server operating systems are year 2000 compliant, as well as, the general ledger system software. The personal computer systems and software are expected to be complete during the third quarter. The Corporation expects that the assessment of year 2000 compliance for plant operating systems and legacy systems, including some operational and financial systems, will be completed during the second quarter. Remediation and testing of these systems will begin in the third quarter. Management continues to expect that Redland Stone's information and non-information systems will be year 2000 compliant by the end of the year.

         The Corporation continues to estimate that the total internal and external costs of the Year 2000 Issue will approximate $4.1 million, including $500,000 for Redland Stone. To date, the Corporation has spent $2.9 million, $0.3 million in 1999 and $2.6 million in 1998, all funded from operating cash flows.

         The Corporation currently has no formal contingency plan in place in case it does not complete all phases of its Year 2000 Issue. The potential operating disruption to the Corporation is somewhat mitigated by the winter seasonality of its normal operations, the ability to build inventory to supply winter and early spring demands and the fact that the operations do not require significant raw materials from external agents. The Corporation's overall plan, including the need for a formal contingency plan, will continue to evolve as new information becomes available as the Corporation continues its year 2000 conversion.

         Management of the Corporation believes it has an effective program in place to resolve the impact of the Year 2000 Issue in a timely manner and does not expect the Year 2000 Issue to have a material adverse effect on the Corporation. But, as noted above, the Corporation has not yet completed the conversion of all information technologies identified in its year 2000 program. In addition, the ultimate effectiveness of the remediated information technology will be unknown until January 1, 2000. While management anticipates no major interruption of the Corporation's business activities, it cannot assure that it has eliminated all year 2000 risks nor can it assure that the ultimate effect of the year 2000 will not impact the Corporation's operating results.

         Further, disruptions in the economy generally resulting from Year 2000 Issues could have a material adverse effect on the Corporation. The amount of the potential liability and lost revenue, if any, resulting from these risks cannot be reasonably estimated at this time.

ACCOUNTING CHANGES   The accounting changes that currently impact the
Corporation are included in Note 7 to the Condensed Consolidated Financial Statements.


                                  (Continued)
                                 Page 15 of 20

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

                  First Quarter Ended March 31, 1999 and 1998


OTHER MATTERS   Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies - including political, economic, regulatory, climatic, competitive, and technological - any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation's other filings, which are made from time to time with the Securities and Exchange Commission.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

(b) No matters were submitted to a vote of security holders during the first quarter of 1999.

Item 5.   Other Information.

On March 23, 1999, the Corporation announced that it had extended the expiration of its offer to exchange up to $200,000,000 in aggregate principal amount of its 5.875% Notes Due 2008 for up to $200,000,000 in aggregate principal amount of its outstanding 5.875% Notes Due 2008 (the "Old Notes") to 5:00 pm, New York City time on Thursday, March 25, 1999, unless extended. The extension was made to allow holders of Old Notes who have not yet tendered their Old Notes to do so.

On April 26, 1999, the Corporation announced that it had completed three transactions that expand its business in Alabama, Mississippi and Arkansas. The Corporation completed a long-term agreement to process and sell into South Alabama, aggregates and agricultural lime from The Georgia Marble Company's Sylacauga Quarry. In Mississippi, the Corporation purchased a water distribution terminal at Vicksburg which will expand the Corporation's shipments of aggregates transported via barge on the Mississippi River. Also, the Corporation purchased an asphalt plant near Little Rock, Arkansas.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

                          PART II - OTHER INFORMATION
                                  (Continued)


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
  No.                                   Document
-------                                 --------


11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 1999 and 1998

27.01             Financial Data Schedule (for Securities and Exchange
                  Commission use only)

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARTIN MARIETTA MATERIALS, INC.

                                                    (Registrant)






Date:  May 13, 1999                       By: /s/ JANICE K. HENRY
       ------------                           --------------------------------
                                              Janice K. Henry
                                              Senior Vice President, Chief
                                                Financial Officer and Treasurer

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1999

                                 EXHIBIT INDEX


Exhibit
  No.                             Document                                  Page
-------                           --------                                  ----


11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March
            31, 1999 and 1998                                               _ _

27.01       Financial Data Schedule (for Securities and Exchange
            Commission use only)                                            _ _