Form 10-Q
period 1999-06-30
MARTIN MARIETTA MATERIALS INC
filed 1999-08-13
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1999

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
                                                   -----------------------------

Former name:                         None
            --------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                          Outstanding as of July 31, 1999
----------------------------              -------------------------------

Common Stock, $.01 par value                           46,698,682

                           Exhibit Index is on Page 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information:

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets -
                    June 30, 1999 and December 31, 1998                      3

                  Condensed Consolidated Statements of
                    Earnings - Three-Months and Six-Months
                    Ended June 30, 1999 and 1998                             4

                  Condensed Consolidated Statements of Cash Flows -
                    Six-Months Ended June 30, 1999 and 1998                  5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                    10


Part II. Other Information:

         Item 1.  Legal Proceedings.                                        17

         Item 4.  Submission of Matters to a Vote of Security Holders.      17

         Item 5.  Other Information.                                        17

         Item 6.  Exhibits and Reports on Form 8-K.                         18

Signatures                                                                  19

Exhibit Index                                                               20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,           December 31,
                                                              1999                 1998
                                                           -----------         -----------
                                                               (Dollars in Thousands)
ASSETS
Current assets:
 Cash & cash equivalents                                   $      --           $    14,586
 Accounts receivable, net                                      224,780             171,511
 Inventories, net                                              175,417             157,104
 Other current assets                                           27,090              26,187
                                                           -----------         -----------
         Total Current Assets                                  427,287             369,388
                                                           -----------         -----------

Property, plant and equipment                                1,541,977           1,502,512
Allowances for depreciation, depletion and
  amortization                                                (762,104)           (724,984)
                                                           -----------         -----------
Net property, plant and equipment                              779,873             777,528

Cost in excess of net assets acquired                          345,308             348,026
Other noncurrent assets                                        116,494              93,647
                                                           -----------         -----------

         Total Assets                                      $ 1,668,962         $ 1,588,589
                                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                                  $   189,080         $   152,233
Long-term debt and commercial paper                            602,176             602,113
Other noncurrent liabilities                                   170,269             166,544
                                                           -----------         -----------
         Total Liabilities                                     961,525             920,890
                                                           -----------         -----------

Shareholders' equity:
 Common stock, par value $.01 per share                            467                 466
 Additional paid-in capital                                    351,902             349,245
 Retained earnings                                             355,068             317,988
                                                           -----------         -----------
         Total Shareholders' Equity                            707,437             667,699
                                                           -----------         -----------

         Total Liabilities and Shareholders' Equity        $ 1,668,962         $ 1,588,589
                                                           ===========         ===========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Three-Months Ended                      Six-Months Ended
                                                             June 30,                               June 30,
                                                  -------------------------------       -------------------------------
                                                      1999               1998               1999                1998
                                                  ------------       ------------       ------------       ------------
                                                              (Dollars in Thousands, Except Per Share Data)

Net sales                                         $    328,865       $    277,737       $    569,926       $    464,272
Cost of sales                                          238,638            194,502            439,957            351,558
                                                  ------------       ------------       ------------       ------------
         Gross Profit                                   90,227             83,235            129,969            112,714

Selling, general & administrative expenses              24,919             20,876             47,665             40,177
Research and development                                   497                873              1,429              1,619
                                                  ------------       ------------       ------------       ------------
         Earnings from Operations                       64,811             61,486             80,875             70,918

Interest expense                                        (9,713)            (5,952)           (18,959)           (11,262)
Other income and expenses, net                           8,654               (265)            14,032               (347)
                                                  ------------       ------------       ------------       ------------
         Earnings before Taxes on Income                63,752             55,269             75,948             59,309

Taxes on income                                         22,479             18,913             26,735             20,317
                                                  ------------       ------------       ------------       ------------

         Net Earnings                             $     41,273       $     36,356       $     49,213       $     38,992
                                                  ============       ============       ============       ============

Net earnings per share              -Basic        $       0.88       $       0.78       $       1.05       $       0.84
                                                  ============       ============       ============       ============
                                    -Diluted      $       0.88       $       0.78       $       1.05       $       0.84
                                                  ============       ============       ============       ============

Dividends per share                               $       0.13       $       0.12       $       0.26       $       0.24
                                                  ============       ============       ============       ============

Average number of common shares outstanding
                                    -Basic          46,684,229         46,475,007         46,659,901         46,345,940
                                                  ============       ============       ============       ============
                                    -Diluted        47,030,911         46,832,368         46,966,449         46,621,626
                                                  ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six-Months Ended
                                                                      June 30,
                                                             -------------------------
                                                               1999             1998
                                                             --------         --------
                                                               (Dollars in Thousands)

Net cash provided by operating activities                    $ 56,089         $ 49,771
                                                             --------         --------

Investing activities:
 Additions to property, plant and equipment                   (59,844)         (46,155)
 Acquisitions, net                                             (2,867)         (39,384)
 Other investing activities, net                               (7,825)           4,169
                                                             --------         --------

 Net cash used for investing activities                       (70,536)         (81,370)
                                                             --------         --------

Financing activities:
 Repayments of long-term debt, net                                135             (331)
 Dividends paid                                               (12,134)         (11,123)
 Loans payable                                                  9,000           40,000
 Issuance of common stock                                       2,658              265
                                                             --------         --------

 Net cash (used for) provided by financing activities            (341)          28,811
                                                             --------         --------

 Net decrease in cash and cash equivalents                    (14,788)          (2,788)
 Cash and cash equivalents, beginning of period                14,586           18,661
                                                             --------         --------

 (Book overdraft) cash and cash equivalents,
  end of period                                              $   (202)        $ 15,873
                                                             ========         ========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2.       Acquisition of Redland Stone Products Company

         As of December 4, 1998, the Corporation purchased all of the outstanding common stock of Redland Stone Products Company ("Redland Stone") from an affiliate of Lafarge SA. The operating results of the acquired business have been included with those of the Corporation since that date.

         The purchase price consisted of approximately $272 million in cash plus normal balance sheet liabilities, subject to certain post-closing adjustments relating to working capital, and approximately $8 million estimated for certain other assumed liabilities and transaction costs. The acquisition has been accounted for under the purchase method of accounting wherein the Corporation recognized approximately $165 million in costs in excess of net assets acquired after recording other purchase adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed. During July 1999, the post-closing adjustments relating to working capital were finalized without a significant impact on the preliminary purchase price allocation. Goodwill is being amortized over a 30-year period. Management expects that the preliminary purchase price allocation will be adjusted during the applicable period provided by Accounting Principles Bulletin No. 16 Business Combinations.

         For comparative purposes, the following unaudited pro forma summary financial information presents the historical results of operations of the Corporation and the Redland Stone business for the three-months and six-months ended June 30, 1998. The financial information reflects pro forma adjustments as if the acquisition had been consummated as of the beginning of the periods presented. The pro forma financial information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information presented below is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       Acquisition of Redland Stone Products Company (continued)

                                                     Pro Forma Information (Unaudited)
                                                 Three-Months Ended      Six-Months Ended
                                                        June 30,              June 30,
                                                         1998                   1998
                                                 ------------------      ----------------
                                               (Dollars in Thousands, Except Per Share Data)

         Net sales                                   $  313,770              $  528,897

         Net earnings                                $   36,974              $   38,694

         Net earnings per diluted share              $     0.80              $     0.83

3.       Inventories

                                                     June 30,        December 31,
                                                       1999              1998
                                                     ---------         ---------
                                                        (Dollars in Thousands)

         Finished products                           $ 147,516         $ 127,904
         Product in process and raw materials           11,541            12,342
         Supplies and expendable parts                  24,597            25,307
                                                     ---------         ---------
                                                       183,654           165,553
         Less allowances                                (8,237)           (8,449)
                                                     ---------         ---------

         Total                                       $ 175,417         $ 157,104
                                                     =========         =========

4.       Long-Term Debt

                                                   June 30,        December 31,
                                                     1999              1998
                                                  ---------         ---------
                                                     (Dollars in Thousands)

         6.9% Notes, due 2007                     $ 124,954         $ 124,952
         7% Debentures, due 2025                    124,209           124,204
         5.875% Notes, due 2008                     199,019           198,980
         Commercial paper, interest rates
            ranging from 4.99% to 5.90%             174,000           165,000
         Acquisition notes, interest rates
            ranging from 5.50% to 10.00%              3,527             3,299
         Other notes                                  1,195             1,335
                                                  ---------         ---------
                                                    626,904           617,770
         Less current maturities                    (24,728)          (15,657)
                                                  ---------         ---------

         Total                                    $ 602,176         $ 602,113
                                                  =========         =========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       Long-Term Debt (continued)

         No borrowings were outstanding under either of the Corporation's revolving credit agreements at June 30, 1999. However, these agreements support commercial paper borrowings of $174.0 million outstanding at June 30, 1999, of which $150.0 million has been classified as long-term debt in the Corporation's consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At August 1, 1999, $173.0 million was outstanding under the Corporation's commercial paper borrowing obligations. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of this Form 10-Q.

         The Corporation's interest payments were approximately $18.2 million in 1999 and $11.4 million in 1998 for the six months ended June 30.

5.       Income Taxes

         The Corporation's effective income tax rate for the first six months was 35.2% in 1999 and 34.3% in 1998. The effective tax rate for the second quarter of 1999 was slightly higher than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors and the impact of a higher tax rate on non-recurring elements of non-operating income. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from non-consolidated investments.

         The Corporation's income tax payments were approximately $11.2 million in 1999 and $19.3 million in 1998, for the six months ended June 30.

6.       Contingencies

         In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

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

         In June 1998, the FASB issued the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB amended FAS 133 to defer the effective date of adoption until all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued in June 1999. Because of the Corporation's minimal use of derivatives, if any, management does not anticipate that the adoption of FAS 133 will have a significant impact on net earnings or the financial position of the Corporation.

         Further, in March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). The Corporation adopted the SOP on January 1, 1999. SOP 98-1 requires the capitalization, after the date of adoption, of certain costs incurred in connection with developing or obtaining software for internal use. The Corporation expensed such costs as incurred for the year ended December 31, 1998. The adoption of SOP 98-1 has not materially impacted the Corporation.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                   Second Quarter Ended June 30, 1999 and 1998

OVERVIEW Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, sandstone, limestone, and other aggregates products from a network of more than 275 quarries and distribution facilities in more than 20 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation vertically integrated in other construction materials businesses, in Louisiana, Arkansas and Texas, as a result of 1998 and 1999 acquisitions of asphalt production and ready mixed concrete operations and a small road construction company. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $328.9 million, an 18% increase over 1998 second quarter sales of $277.7 million. Consolidated earnings from operations were $64.8 million for the quarter compared with $61.5 million in the prior year's period. Consolidated net earnings for the quarter were $41.3 million, or $0.88 per diluted share, an increase of 14% from 1998 second quarter net earnings of $36.4 million, or $0.78 per diluted share. The Corporation's increases during the quarter were achieved as a result of the Redland Stone acquisition, nine smaller 1998 acquisitions, other income from a non-recurring antitrust claim settlement and gains from planned property sales, and in spite of expected declines experienced in the Magnesia Specialties division's sales and earnings.

         Sales for the Aggregates division increased 23% to $296.0 million for the second quarter of 1999, compared with the year-earlier period. The division's earnings from operations were $64.0 million for the period compared to the prior year's second quarter earnings from operations of $57.8 million. The acquisition of Redland Stone accounted for greater than 70% of the Aggregates division's sales increase. Operating margin for the division was 21.6% for the second quarter of 1999 as compared with 23.9% in the second quarter of 1998. The Redland acquisition, with its lower margin asphalt and concrete products, contributed to the operating margin decline. Further, shipments volume at the Corporation's heritage aggregates operations was relatively flat compared to the prior year's quarterly period, primarily due to five weeks of wet weather in the Midwest and Southeast regions of the country. Average selling prices increased over 3% at heritage operations when compared to the prior year's comparable quarter. However, pricing gains were offset by comparable weather-related operating cost increases at heritage operations during the quarter.

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

                                   (Continued)
                                  Page 10 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                   Second Quarter Ended June 30, 1999 and 1998


         The Magnesia Specialties division had second quarter 1999 sales of $32.9 million, a decrease of approximately 9% compared with the second quarter of 1998. The division's second quarter earnings from operations decreased to $0.8 million from $3.7 million in the second quarter of 1998. Results from Magnesia Specialties were negatively impacted by continued declines in net sales and/or operating earnings in the refractories, dolomitic lime and chemicals products areas. Global uncertainties continue to plague the division which is highly dependent on current business and economic trends within the steel industry. As the steel industry continues to experience economic uncertainty, the Magnesia Specialties division is exposed to receivable losses from bankruptcies in the steel-related marketplace. Management, in its normal operations, has provided what it believes to be a reasonable allowance for uncollectible receivables. However, there is a possibility that receivables loss exposure exists beyond the allowance provided. The refractories and dolomitic lime products areas continue to be adversely affected by foreign steel imports. Although sales volume is increasing in the industrial-chemicals products areas, continued global competitive pricing pressures are driving declining operating earnings. Further, as expected, the division's second quarter 1999 operating earnings were negatively impacted as production rates slowed to meet declining sales volume and reduce the level of finished products in inventory. Management expects these market trends to continue throughout 1999 and expects the Magnesia Specialties division's product sales and earnings to decline, as compared to prior year. However, management believes that the division's second-half 1999 performance should be stronger than the first six months, as production rates stabilize to better match declining sales volume. In August 1999, a new union contract for the division's employees at one of its major operating facilities in Manistee, Michigan, was ratified. The contract will expire in August 2003.

Management continues to look at various alternatives related to this business which may present opportunities to create value for the Corporation. However, there are no guarantees that value will be created from the alternatives being explored at the Magnesia Specialties division.


                                   (Continued)
                                  Page 11 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

          Second Quarter and Three-Months Ended June 30, 1999 and 1998


         The following table presents net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three-months and six-months ended June 30, 1999 and 1998. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

                                                   Three-Months Ended
                                                         June 30,
                                       ----------------------------------------------
                                                    (Dollars in Thousands)
                                                1999                     1998
                                       ---------------------    ---------------------
                                                      % of                     % of
                                        Amount      Net Sales    Amount      Net Sales
                                       --------      -------    --------      -------
Net sales:
   Aggregates                          $295,978        100.0    $241,480        100.0
   Magnesia Specialties                  32,887        100.0      36,257        100.0
                                       --------      -------    --------      -------
      Total                             328,865        100.0     277,737        100.0

Gross profit:
   Aggregates                            84,616         28.6      74,258         30.8
   Magnesia Specialties                   5,611         17.1       8,977         24.8
                                       --------      -------    --------      -------
      Total                              90,227         27.4      83,235         30.0

Selling, general & administrative
expenses:
   Aggregates                            20,638          7.0      16,194          6.7
   Magnesia Specialties                   4,281         13.0       4,682         12.9
                                       --------      -------    --------      -------
      Total                              24,919          7.6      20,876          7.5

Earnings from operations:
   Aggregates                            64,033         21.6      57,774         23.9
   Magnesia Specialties                     778          2.4       3,712         10.2
                                       --------      -------    --------      -------
      Total                            $ 64,811         19.7    $ 61,486         22.1

                                   (Continued)
                                  Page 12 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

           Second Quarter and Six-Months Ended June 30, 1999 and 1998

                                                     Six-Months Ended
                                                         June 30,
                                       ----------------------------------------------
                                                    (Dollars in Thousands)
                                                1999                     1998
                                       ---------------------    ---------------------
                                                      % of                     % of
                                        Amount      Net Sales    Amount      Net Sales
                                       --------      -------    --------      -------
Net sales:
   Aggregates                          $504,921        100.0    $393,202        100.0
   Magnesia Specialties                  65,005        100.0      71,070        100.0
                                       --------      -------    --------      -------
      Total                             569,926        100.0     464,272        100.0

Gross profit:
   Aggregates                           118,951         23.6      94,652         24.0
   Magnesia Specialties                  11,018         16.9      18,062         25.4
                                       --------      -------    --------      -------
      Total                             129,969         22.8     112,714         24.3

Selling, general & administrative
expenses:
   Aggregates                            39,057          7.7      30,610          7.8
   Magnesia Specialties                   8,608         13.2       9,567         13.5
                                       --------      -------    --------      -------
      Total                              47,665          8.4      40,177          8.7

Earnings from operations:
   Aggregates                            79,631         15.8      63,562         16.2
   Magnesia Specialties                   1,244          1.9       7,356         10.4
                                       --------      -------    --------      -------
      Total                            $ 80,875         14.2    $ 70,918         15.3

                                   (Continued)
                                  Page 13 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   Second Quarter Ended June 30, 1999 and 1998

         Other income and expenses, net, for the quarter ended June 30, were $8.7 million in income in 1999 compared with $0.3 million in expense in 1998. In addition to several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Further, in 1999, other income and expenses, net, includes non-recurring settlements from antitrust claims. Income from certain non-operating services will be recorded as operating income beginning in the third quarter of 1999, as the activities associated with these services have become a recurrent feature of business operations. The prospective classification between operating and non-operating income is not expected to materially effect operating earnings.

         Interest expense was $9.7 million in the second quarter, approximately $3.8 million above the second quarter of 1998. The increased interest expense in 1999 resulted from the effect of additional indebtedness and borrowings incurred by the Corporation associated primarily with its acquisition of the Redland Stone business in December 1998.

         The Corporation's estimated effective income tax rate for the six-months was 35.2% in 1999 and 34.3% in 1998. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first six months of 1999 was $56.1 million compared with $49.8 million in the comparable period of 1998. The cash flow for both 1999 and 1998 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was $59.1 million and $46.3 million for the six months ended June 30, 1999 and 1998, respectively. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1998 net cash provided by operating activities was $222.6 million, compared with $49.8 million provided by operations in the six-months ended 1998.

         Six-month capital expenditures, exclusive of acquisitions, were $59.8 million in 1999 and $46.2 million in 1998. Capital expenditures are expected to be approximately $170 million for 1999, exclusive of acquisitions. Comparable capital expenditures were $124.0 million in 1998.

         The Corporation continues to rely upon internally generated funds and access to capital markets, including funds obtained under its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements. The Corporation has signed an amendment to its $300 million, Short Term Credit Agreement, which extends the term of the Short Term Credit Agreement to August, 2000. With respect to the Corporation's ability to access the public market, currently the Corporation has an effective shelf registration on file with the Securities and Exchange Commission (the "Commission") for the offering of up to $50 million of debt securities, which may be issued from time to time. Presently, management has the authority to file a universal shelf registration statement with the Commission for up to $500 million in issuance of either debt or equity securities. It should be noted, however, that the Corporation has not determined the timing when, or the amount for which, it may file such shelf registration.

                                   (Continued)
                                  Page 14 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   Second Quarter Ended June 30, 1999 and 1998

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

         YEAR 2000 ISSUE As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation is modifying its software and hardware to enable operations beyond December 31, 1999. The Corporation has continued to make progress in the remediation, testing and implementation phases of its conversion to information technology that is year 2000 compliant. As previously disclosed, the Corporation, with the exception of Redland Stone, has completed its remediation, testing and implementation of its information systems critical to ongoing operations. Both the critical and non-critical information systems are currently running under a live year 2000 production environment. The Corporation has no significant single supplier, vendor or customer ("external agents") that is critical to ongoing operations. Further, while the Corporation has no means of ensuring that its external agents will be year 2000 ready, all significant external agents have been queried and no major issues requiring additional follow-up by the Corporation have been identified.

         During the second quarter, the Corporation completed its remediation, testing and implementation of its non-critical information systems including its legacy accounting and reporting information systems software. These non-critical information systems are also currently running under a live year 2000 production environment.

         The remaining focus for the Corporation is to complete the year 2000 conversion of Redland Stone. The mainframe and server operating systems are year 2000 compliant, as well as, the general ledger system software. The personal computer systems and software are expected to be compliant during the third quarter. During the second quarter, the Corporation completed the assessment of year 2000 compliance for Redland Stone's plant operating systems and legacy systems. Further, Redland Stone has made significant progress in confirming the year 2000 compliance status of major non-information systems operating equipment, noting no significant problems to date. Management continues to expect that Redland Stone's information and non-information systems will be year 2000 compliant by the end of the year.

                                   (Continued)
                                  Page 15 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

                   Second Quarter Ended June 30, 1999 and 1998

         The Corporation continues to estimate that the total costs of the Year 2000 Issue will approximate $4.1 million, including $500,000 for Redland Stone. To date, the Corporation has spent $3.1 million, $.5 million in 1999 and $2.6 million in 1998, all funded from operating cash flows.

         The Corporation currently has no formal contingency plan in place in case it does not complete all phases of its Year 2000 Issue. The potential operating disruption to the Corporation is somewhat mitigated by the winter seasonality of its normal operations, the potential ability to build inventory to supply winter and early spring demands, the ability to maintain adequate repair and supply parts inventory, and the fact that the operations do not require significant raw materials from external agents. However, the Corporation will continue to assess the need for a formal contingency plan as its continues its year 2000 conversion.

         Management of the Corporation believes it has an effective program in place to resolve the impact of the Year 2000 Issue in a timely manner and does not expect the Year 2000 Issue to have a material adverse effect on the Corporation. But, as noted above, the Corporation has not yet completed the year 2000 conversion of its Southwest Division information and non-information technologies. If the Corporation does not complete any additional year 2000 work at the Southwest Division, the Division may have to manually process scale operations, and financial accounting and reporting information at its Southwest Division. In addition, the ultimate effectiveness of the remediated information technology throughout the Corporation will be unknown until January 1, 2000, and there is no assurance that there will not be a material adverse effect.

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

OTHER MATTERS Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies - including political, economic, regulatory, climatic, competitive, and technological - any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation's other filings, which are made, from time to time, with the Securities and Exchange Commission.

                                   (Continued)
                                  Page 16 of 20

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)      Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 19, 1999, the shareholders of Martin Marietta Materials, Inc.:

(a) Elected James M. Reed, William B. Sansom and Stephen P. Zelnak, Jr. to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2002. The following table sets forth the votes for each director.

                                            Votes Cast For       Withheld
                                            --------------       --------
         James M. Reed                        41,138,456          168,870
         William B. Sansom                    41,137,021          170,305
         Stephen P. Zelnak, Jr.               40,103,844          203,482

(b) Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 1999. The voting results for this ratification were 41,256,844 -- For; 12,963 -- Against; and 37,519 --
         Abstained.


Item 5.  Other Information.

On May 20, 1999, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.13 per share on the Corporation's common stock. This dividend, which represents a cash payout of $0.52 per share on an annualized basis, is payable June 30, 1999, to shareholders of record at the close of business on June 1, 1999.

On June 23, 1999, the Corporation announced it had acquired an asphalt plant and a rail distribution yard for aggregates from CSB Materials, located in Houston, Texas. The Corporation also announced that it had purchased 19 percent interest in Industrial Microwave System (IMS), located in Research Triangle Park, North Carolina. Both transactions were for cash and the amounts were not disclosed.

On July 27, 1999, the Corporation announced it had acquired a limestone quarry and three rail distribution yards from Acme Limestone Co., Inc. in Lewisburg, West Virginia. The quarry has annual production capacity of approximately 1.2 million tons with mineral reserves in excess of 70 million tons. The transaction was a purchase of assets for cash with the purchase price not disclosed.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                           PART II - OTHER INFORMATION
                                   (Continued)


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
  No.                                 Document
-------                               --------

11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended June 30, 1999 and 1998

27.01             Financial Data Schedule (for Securities and Exchange
                  Commission use only)

(b)      Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1999.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999


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


                                               MARTIN MARIETTA MATERIALS, INC.
                                                          (Registrant)






Date:  August 13, 1999                By:           /s/ JANICE K. HENRY
                                          --------------------------------------
                                               Janice K. Henry
                                               Senior Vice President, Chief
                                                 Financial Officer and Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                                  EXHIBIT INDEX


Exhibit No.                            Document                            Page
-----------                            --------                            ----

11.01 Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended June 30, 1999 and 1998

27.01             Financial Data Schedule (for Securities and Exchange
                  Commission use only)