Form 10-Q
period 1999-09-30
MARTIN MARIETTA MATERIALS INC
filed 1999-11-12
CIK 916076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1999

Commission File Number  1-12744


                         MARTIN MARIETTA MATERIALS, INC.
             (Exact name of registrant as specified in its charter)


       North Carolina                                  56-1848578
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     2710 Wycliff Road, Raleigh, NC                        27607-3033
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        919-781-4550


Former name:                                          None
                             Former name, former address and former fiscal year,
                                         if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                               Outstanding as of October 31, 1999
Common Stock, $.01 par value                            46,709,754

                           Exhibit Index is on Page 23

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1999
                                      INDEX

                                                                                      Page
                                                                                      ----
Part I.  Financial Information:

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets -
                    September 30, 1999 and December 31, 1998                            3

                  Condensed Consolidated Statements of
                    Earnings Three-Months and Nine-Months
                    Ended September 30, 1999 and 1998                                   4

                  Condensed Consolidated Statements of Cash Flows -
                    Nine-Months Ended September 30, 1999 and 1998                       5

                  Notes to Condensed Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                               10


Part II. Other Information:

         Item 1.  Legal Proceedings.                                                   19

         Item 5.  Other Information.                                                   19

         Item 6.  Exhibits and Reports on Form 8-K.                                    21

Signatures                                                                             22

Exhibit Index                                                                          23

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            September 30,               December 31,
                                                                                                1999                        1998
                                                                                            -----------                 -----------
                                                                                                     (Dollars in Thousands)
ASSETS
Current assets:
 Cash & cash equivalents                                                                    $       599                 $    14,586
 Accounts receivable, net                                                                       231,142                     171,511
 Inventories, net                                                                               172,246                     157,104
 Other current assets                                                                            25,762                      26,187
                                                                                            -----------                 -----------
         Total Current Assets                                                                   429,749                     369,388
                                                                                            -----------                 -----------

Property, plant and equipment                                                                 1,596,819                   1,502,512
Allowances for depreciation, depletion and
  amortization                                                                                 (787,155)                   (724,984)
                                                                                            -----------                 -----------
Net property, plant and equipment                                                               809,664                     777,528

Cost in excess of net assets acquired                                                           374,113                     348,026
Other noncurrent assets                                                                         119,948                      93,647
                                                                                            -----------                 -----------

         Total Assets                                                                       $ 1,733,474                 $ 1,588,589
                                                                                            ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities                                                                   $   219,390                 $   152,233
Long-term debt and commercial paper                                                             603,290                     602,113
Other noncurrent liabilities                                                                    171,065                     166,544
                                                                                            -----------                 -----------
         Total Liabilities                                                                      993,745                     920,890
                                                                                            -----------                 -----------

Shareholders' equity:
 Common stock, par value $.01 per share                                                             466                         466
 Additional paid-in capital                                                                     346,316                     349,245
 Retained earnings                                                                              392,947                     317,988
                                                                                            -----------                 -----------
         Total Shareholders' Equity                                                             739,729                     667,699
                                                                                            -----------                 -----------

         Total Liabilities and Shareholders' Equity                                         $ 1,733,474                 $ 1,588,589
                                                                                            ===========                 ===========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  Three-Months Ended                      Nine-Months Ended
                                                                     September 30,                          September 30,
                                                            ------------------------------         --------------------------------
                                                               1999                1998               1999                 1998
                                                           ------------        ------------        ------------        ------------
                                                                         (Dollars in Thousands, Except Per Share Data)
Net sales                                                  $    353,792        $    312,445        $    923,718        $    776,717
Cost of sales                                                   254,131             216,615             694,088             568,173
                                                           ------------        ------------        ------------        ------------
         Gross Profit                                            99,661              95,830             229,630             208,544

Selling, general & administrative expense                        23,364              19,702              71,029              59,879
Research and development                                            685                 873               2,114               2,492
                                                           ------------        ------------        ------------        ------------
         Earnings from Operations                                75,612              75,255             156,487             146,173

Interest expense                                                 (9,797)             (5,823)            (28,756)            (17,085)
Other income and expenses, net                                    2,229                 422              16,261                  75
                                                           ------------        ------------        ------------        ------------
         Earnings before Taxes on Income                         68,044              69,854             143,992             129,163

Taxes on income                                                  24,093              23,947              50,828              44,264
                                                           ------------        ------------        ------------        ------------
         Net Earnings                                      $     43,951        $     45,907        $     93,164        $     84,899
                                                           ============        ============        ============        ============

Net earnings per share
                                    Basic                  $       0.94        $       0.99        $       2.00        $       1.83
                                                           ============        ============        ============        ============
                                    Diluted                $       0.94        $       0.98        $       1.98        $       1.82
                                                           ============        ============        ============        ============


Average number of common shares outstanding
                                    Basic                    46,677,260          46,536,116          46,665,751          46,410,052
                                                           ============        ============        ============        ============
                                    Diluted                  46,990,461          46,841,671          46,974,517          46,695,694
                                                           ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine-Months Ended
                                                                                                           September 30,
                                                                                               ------------------------------------
                                                                                                  1999                      1998
                                                                                               ---------                  ---------
                                                                                                      (Dollars in Thousands)
Net cash provided by operating activities                                                      $ 145,224                  $ 130,035
                                                                                               ---------                  ---------

Investing activities:
 Additions to property, plant and equipment                                                     (102,694)                   (77,473)
 Acquisitions, net                                                                               (58,506)                   (65,291)
 Other investing activities, net                                                                  (2,000)                     2,726
                                                                                               ---------                  ---------

 Net cash used for investing activities                                                         (163,200)                  (140,038)
                                                                                               ---------                  ---------

Financing activities:
 Repayments of long-term debt, net                                                                  (260)                        (8)
 Dividends paid                                                                                  (18,205)                   (17,177)
 Loans payable                                                                                    25,383                     19,000
 Issuance of common stock                                                                          3,006                      1,722
 Repurchase of common stock                                                                       (5,935)                        --
                                                                                               ---------                  ---------

 Net cash provided by financing activities                                                         3,989                      3,537
                                                                                               ---------                  ---------

 Net decrease in cash and cash equivalents                                                       (13,987)                    (6,466)
 Cash and cash equivalents, beginning of period                                                   14,586                     18,661
                                                                                               ---------                  ---------

 Cash and cash equivalents, end of period                                                      $     599                  $  12,195
                                                                                               =========                  =========

See accompanying notes to condensed consolidated financial statements.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine-months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2.       Acquisition of Redland Stone Products Company

         As of December 4, 1998, the Corporation purchased all of the outstanding common stock of Redland Stone Products Company ("Redland Stone") from an affiliate of Lafarge SA. The operating results of the acquired business have been included with those of the Corporation since that date.

         The purchase price consisted of approximately $272 million in cash plus normal balance sheet liabilities, subject to certain post-closing adjustments relating to working capital, and approximately $8 million estimated for certain other assumed liabilities and transaction costs. The acquisition has been accounted for under the purchase method of accounting wherein the Corporation recognized approximately $165 million in costs in excess of net assets acquired after recording other purchase adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed. During the second quarter, the post-closing adjustments relating to working capital were finalized without a significant impact on the preliminary purchase price allocation. Goodwill is being amortized over a 30-year period. Management expects that the preliminary purchase price allocation will be adjusted during the applicable period provided by Accounting Principles Bulletin No. 16 Business Combinations.

         For comparative purposes, the following unaudited pro forma summary financial information presents the historical results of operations of the Corporation and the Redland Stone business for the three-months and nine-months ended September 30, 1998. The financial information reflects pro forma adjustments as if the acquisition had been consummated as of the beginning of the periods presented. The pro forma financial information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information presented below is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       Acquisition of Redland Stone Products Company (continued)

                                                                                                    Pro Forma Information
                                                                                           Three-Months Ended      Nine-Months Ended
                                                                                             September 30,            September 30,
                                                                                                1998                      1998
                                                                                              --------                  --------
                                                                                       (Dollars in Thousands, Except Per Share Data)
Net sales                                                                                     $344,376                  $873,273
Net earnings                                                                                  $ 46,026                  $ 84,720
Net earnings per diluted share                                                                $   0.98                  $   1.81

3.       Inventories

                                                                                           September 30,                December 31,
                                                                                               1999                         1998
                                                                                            ---------                     ---------
                                                                                                    (Dollars in Thousands)
Finished products                                                                           $ 145,384                     $ 127,904
Products in process and raw materials                                                          10,635                        12,342
Supplies and expendable parts                                                                  24,718                        25,307
                                                                                            ---------                     ---------
                                                                                              180,737                       165,553
Less allowances                                                                                (8,491)                       (8,449)
                                                                                            ---------                     ---------

Total                                                                                       $ 172,246                     $ 157,104
                                                                                            =========                     =========

4.       Long-Term Debt

                                                                                          September 30,                 December 31,
                                                                                              1999                           1998
                                                                                            ---------                     ---------
                                                                                                     (Dollars in Thousands)
6.9% Notes, due 2007                                                                        $ 124,955                     $ 124,952
7% Debentures, due 2025                                                                       124,212                       124,204
5.875% Notes, due 2008                                                                        199,039                       198,980
Commercial Paper, interest rates
   approximating 5.7%                                                                         185,100                       165,000
Wachovia overnight loan                                                                         5,283                            --
Acquisition notes, interest rates
   ranging from 5.5% to 10%                                                                     4,783                         3,299
Other notes                                                                                     1,112                         1,335
                                                                                            ---------                     ---------
                                                                                              644,484                       617,770
Less current maturities                                                                       (41,194)                      (15,657)
                                                                                            ---------                     ---------

Total                                                                                       $ 603,290                     $ 602,113
                                                                                            =========                     =========

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       Long-Term Debt (continued)

         No borrowings were outstanding under either of the Corporation's revolving credit agreements at September 30, 1999. However, these agreements support commercial paper borrowings of $185 million outstanding at September 30, 1999, of which $150 million has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. At November 1, 1999, $180 million remained outstanding under the Corporation's commercial borrowing obligations. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of this Form 10-Q.

         The Corporation's interest payments were approximately $24.5 million in 1999 and $16.9 million in 1998, for the nine months ended September 30.

5.       Income Taxes

         The Corporation's effective income tax rate for the first nine months was 35.3% in 1999 and 34.3% in 1998. The effective rate for three quarters of 1999 was slightly higher than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation's effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

         The Corporation's income tax payments were approximately $45.7 million in 1999 and $32.9 million in 1998, for the nine months ended September 30.

6.       Contingencies

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

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, was issued in June 1999. Because of the Corporation's minimal use of derivatives, if any, management does not anticipate that the adoption of FAS 133 will have a significant impact on net earnings or the financial position of the Corporation.

         The Corporation recently repurchased shares of its Common Stock under its 6,007,000 share authorization from the Board of Directors for the Stock-Based Award Plan and the Corporation's Amended Omnibus Securities Award Plan in September and October 1999. Through November 1, 1999, 322,300 shares have been repurchased for $12.7 million at public market prices at the various purchase dates. During 1994, the Corporation repurchased 68,200 shares of its common stock under these and previous authorizations. Total common shares of 390,500 have been repurchased under these and previous authorizations.

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
         Third Quarter and Nine-Months Ended September 30, 1999 and 1998

OVERVIEW Martin Marietta Materials, Inc., (the "Corporation") operates in two principal business segments: aggregates products and magnesia-based products. The Corporation's sales and earnings are predominately derived from its aggregates segment which processes and sells granite, sandstone, limestone, and other aggregates products from a network of more than 275 quarries and distribution facilities in more than 20 states in the southeastern, midwestern and central regions of the United States and in the Bahama Islands and Canada. The division's products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation vertically integrated in other construction materials businesses, in Louisiana, Arkansas and Texas, as a result of 1998 and 1999 acquisitions of asphalt production and ready mixed concrete operations and road construction companies. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $353.8 million, a 13% increase over 1998 third quarter sales of $312.4 million. Earnings from operations were $75.6 million for the 1999 third quarter, a 1% increase over the same period in 1998. Consolidated net earnings for the quarter decreased 4% to $44.0 million, or $0.94 per diluted share, from 1998 third quarter net earnings of $45.9 million, or $0.98 per diluted share. Sales increased principally as a result of the Redland Stone Products Company acquisition, and other smaller acquisitions in 1998 and 1999. The Redland Stone impact was offset somewhat by declining sales volume directly related to the effect of Hurricanes Dennis and Floyd primarily on our North Carolina market and continued weaker-than-expected demand in the midwest region agricultural markets and in the central region commercial markets. Quarterly net earnings decreased as the Corporation absorbed hurricane-related and other increased costs at heritage locations offset somewhat by the positive impact of the Redland Stone acquisition.

         Net sales for the first nine months of 1999 increased 19% to $923.7 million, from $776.7 million for the year-earlier period. Earnings from operations were $156.5 million for the nine-month period ended September 30, 1999, up 7% from the comparable prior-year period. For the nine-month period ended September 30, 1999, net earnings increased to $93.2 million, or $1.98 per diluted share, from net earnings for the comparable prior-year period of $84.9 million, or $1.82 per diluted share. Year-to-date 1999 earnings continue to reflect strong performance from the Redland Stone and other 1998 acquisitions; interest expense of $28.8 million which is 68% higher than the prior year's nine-month period and principally related to the acquisition of Redland Stone; and $16.3 million of other income principally from non-recurring antitrust claim settlements and planned property sales.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998

         Sales for the Aggregates division increased 15% to $320.4 million for the third quarter, compared with the year-earlier period. The division's sales increased 23% to $825.4 million for the first nine months of 1999, compared with the first nine months of 1998. The division's third quarter earnings from operations of $72.6 million remained relatively flat when compared to $72.4 million in the year-earlier period. The division's earnings from operations for the first nine months of 1999 increased 12% to $152.3 million from $136.0 million for the first nine months of 1998. Sales volume for the quarter in the heritage aggregates operations declined 7% when compared to the year-earlier period due to the impact of Hurricanes Floyd and Dennis and weaker than expected building construction demand. In particular, Hurricane Floyd affected operations in the Bahamas, the coastal areas of Georgia and South Carolina, and the eastern portion of North Carolina. A majority of the impact on the division's business occurred in eastern North Carolina in the area beginning west of Interstate 95 across to the east coast, where Hurricane Floyd and subsequent heavy rains resulted in historic levels of flooding in the state. Hurricane Floyd rendered ten quarries inoperable in its aftermath. Currently, nine quarries are operational. The remaining inoperable quarry is flooded and water removal is expected to be completed by mid-December 1999. While the Corporation is still incurring additional costs for water pumping at certain locations, aggregates shipment volume is currently returning to planned levels. The decline in sales volume was somewhat offset by a 4.6% increase in average selling price for the quarter at our heritage aggregates operations. However, earnings from operations for the quarter remained flat when compared to the 1998 third quarter as hurricane-related costs and increased costs at heritage operations offset the positive impact of the Redland Stone acquisition.

         The Aggregates division's business is significantly impacted by seasonal changes and other weather-related conditions. Consequently, the Aggregates division's production and shipment levels coincide with general construction activity levels, most of which occur in the division's markets typically during the spring, summer, and fall seasons. Management believes the construction industry's overall aggregates annual consumption level will experience slight growth in 1999. The Corporation's full year 1999 heritage aggregates operations annual production and shipments, will be comparable to, or slightly below, full year 1998, including the impact of the hurricanes and weaker demand in the midwest region agricultural markets and the central region commercial markets.

         Management has recently completed its initial assessment of the Corporation's one- and five-year business outlook for 2000 and beyond. Based on currently available external forecast information, expectations of construction activity and general economic trends, management believes that heritage operations' aggregates shipments, which in 2000, will include Redland Stone and other 1998 acquisitions, are expected to increase 2% to 4% in 2000. Management expects that increased highway spending, fueled by funding from the Transportation Equity Act for the 21st Century ("TEA-21"), will generate growth in infrastructure aggregates shipments; commercial construction aggregates shipments are expected to grow in 2000, but at a slower rate than in 1999; and aggregates shipments for residential construction are expected to decline. In addition, average selling prices for heritage aggregates operations are expected to increase 3% to 4% outpacing potential increases in production costs in 2000. Management also expects continued growth in its construction materials business over the next five years. Excluding acquisitions, management expects continued growth, over the five-year period ended December 31, 2004, as a result of increased infrastructure construction spending generated by TEA-21 coupled with moderate growth in residential and commercial construction.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998

Further, the Corporation's growth is expected to increase as a result of acquisitions as the Corporation continues to participate in consolidation of the construction materials industry over the next five years.

         Currently, while management believes that its expectations are reasonable based on currently available information, there is no assurance that such expectations will be achieved.

         The Magnesia Specialties division had third quarter 1999 sales of $33.4 million, a 3% decrease compared to the third quarter sales of 1998, and had nine month 1999 sales of $98.4 million as compared with $105.5 million in the prior-year period. The Magnesia Specialties division's earnings from operations for the third quarter were $3.0 million as compared to $2.9 million in the year-earlier period. Earnings from operations for the first nine-months of 1999 decreased to $4.2 million from $10.2 million in 1998. The division is highly dependent on the steel industry and foreign steel imports continue to adversely affect sales and earnings of the refractories, periclase and dolomitic lime products areas. Inventory levels have been reduced and selective reductions will continue throughout the year, however, production rates for all product areas have stabilized to a level that better matches current sales volume. As expected, third-quarter's 1999 earnings from operations exceeded the performance for the first six-months of 1999. Management continues to believe that the division will show improvement for the remainder of 1999 as compared to first half 1999.

         Management continues to look at various alternatives related to this business which may present opportunities to create additional value for the Corporation. However, there are no guarantees that value will be created from the alternatives being explored at the Magnesia Specialties division.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998

         The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three and nine months ended September 30, 1999 and 1998. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:


                                                                                             Three-Months Ended
                                                                                                September 30,
                                                                      ----------------------------------------------------------
                                                                                           (Dollars in Thousands)
                                                                                 1999                              1998
                                                                      ----------------------------         ---------------------
                                                                                           % of                          % of
                                                                       Amount            Net Sales         Amount      Net Sales
                                                                       ------            ---------         ------      ---------
Net sales:
   Aggregates                                                         $320,436              100.0          $278,009       100.0
   Magnesia Specialties                                                 33,356              100.0            34,436       100.0
                                                                      --------            -------          --------     -------
      Total                                                           $353,792              100.0          $312,445       100.0

Gross profit:
   Aggregates                                                         $ 91,692               28.6          $ 88,165        31.7
   Magnesia Specialties                                                  7,969               23.9             7,665        22.3
                                                                      --------            -------          --------     -------
Total                                                                 $ 99,661               28.2          $ 95,830        30.7

Selling, general & administrative expense:
   Aggregates                                                         $ 18,986                5.9          $ 15,513         5.6
   Magnesia Specialties                                                  4,378               13.1             4,189        12.2
                                                                      --------            -------          --------     -------
      Total                                                           $ 23,364                6.6          $ 19,702         6.3

Earnings from operations:
   Aggregates                                                         $ 72,631               22.7          $ 72,395        26.0
   Magnesia Specialties                                                  2,981                8.9             2,860         8.3
                                                                      --------            -------          --------     -------
Total                                                                 $ 75,612               21.4          $ 75,255        24.1

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998


                                                                                       Nine-Months Ended
                                                                                          September 30,
                                                                -----------------------------------------------------------------
                                                                                      (Dollars in Thousands)
                                                                           1999                                 1998
                                                                ----------------------------          ---------------------------
                                                                                     % of                                  % of
                                                                 Amount            Net Sales          Amount            Net Sales
                                                                 ------            ---------          ------            ---------
Net sales:
   Aggregates                                                   $825,357              100.0          $671,211              100.0
   Magnesia Specialties                                           98,361              100.0           105,506              100.0
                                                                --------            -------          --------            -------
   Total                                                        $923,718              100.0          $776,717              100.0

Gross profit:
   Aggregates                                                   $210,643               25.5          $182,817               27.2
   Magnesia Specialties                                           18,987               19.3            25,727               24.4
                                                                --------            -------          --------            -------
   Total                                                        $229,630               24.9          $208,544               26.9

Selling, general & administrative expense:
   Aggregates                                                   $ 58,043                7.0          $ 46,123                6.9
   Magnesia Specialties                                           12,986               13.2            13,756               13.0
                                                                --------            -------          --------            -------
   Total                                                        $ 71,029                7.7          $ 59,879                7.7

Earnings from operations:
   Aggregates                                                   $152,262               18.4          $135,957               20.3
   Magnesia Specialties                                            4,225                4.3            10,216                9.7
                                                                --------            -------          --------            -------
   Total                                                        $156,487               16.9          $146,173               18.8

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998

         Other income and expenses, net, for the quarter ended September 30, were $2.2 million in income in 1999 compared with $0.4 million in income in 1998. In addition to several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Other income and expenses, net, for the nine-months ended September 30, were $16.3 million in income in 1999 compared with $0.1 million in income in 1998. The 1999 year-to-date other income and expenses, net, includes non-recurring settlements from antitrust claims. Income from certain non-operating services was recorded as operating income beginning in the third quarter of 1999, as the activities associated with these services became a recurrent feature of business operations. The reclassification between operating and non-operating income did not materially affect earnings from operations.

         Interest expense was $9.8 million in the third quarter, approximately $4.0 million above the third quarter of 1998. The increased interest expense in 1999 resulted from the effect of additional indebtedness and borrowings incurred by the Corporation associated primarily with its acquisition of the Redland Stone business in December 1998.

         The Corporation's estimated effective income tax rate for the first nine months was 35.3% in 1999 and 34.3% in 1998. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first nine months of 1999 was $145.2 million, compared with $130.0 million in the comparable period of 1998. The cash flow from operating activities for both 1999 and 1998 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was $89.9 million and $70.6 million at September 30, 1999 and 1998, respectively. Amortization of intangibles of $13.7 million and $8.1 million at September 30, 1999 and 1998, respectively, is included in total depreciation, depletion and amortization. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Accordingly, full year 1998 net cash provided by operating activities was $222.6 million, compared with the $130.0 million provided by operations in the first nine months of 1998. For 1999, capital expenditures, exclusive of acquisitions, are expected to be approximately $130.0 million. Comparable capital expenditures were $123.9 million in 1998.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998

         During the quarter, the Corporation repurchased in market transactions the Corporation's common stock under its 6,007,000 share authorization from the Board of Directors for the Stock-Based Award Plan and the Corporation's Amended Omnibus Securities Award Plan. For the quarter and nine-months ended September 30, 1999 the Corporation repurchased 149,800 shares of common stock for $5.9 million at public market prices at the various purchase dates. Through November 1, 1999, the Corporation has purchased an additional 172,500 shares for $6.8 million. During 1994, the Corporation repurchased 68,200 shares of its common stock under these authorizations for a total of 390,500 shares repurchased.

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

         Based on prior performance and current expectations, the Corporation's management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 1999. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation's senior unsecured debt has been reaffirmed and rated "A" by Standard & Poor's and "A3" by Moody's. The Corporation's commercial paper obligations are rated "A-1" by Standard & Poor's, "P-2" by Moody's and "F-1" by Fitch IBCA, Inc. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998


YEAR 2000 ISSUE As more fully described in the Corporation's Annual Report on Form 10-K for the year-ended December 31, 1998, and the Corporation's Quarterly Reports on Form 10-Q for the quarters and three- and six-month periods ended March 31, 1999, and June 30, 1999, respectively, the Corporation, with the exception of its Southwest Division (formerly Redland Stone) and its recently acquired Marock, Inc. ("Marock") and L.J. Earnest, Inc. ("L.J. Earnest"), has completed the remediation, testing and implementation of its information systems critical to ongoing operations and its non-critical information systems, including its legacy accounting and reporting information systems software, to enable operations beyond December 31, 1999. Management expects that its Southwest Division, including Marock, and L.J. Earnest financial and operating systems will be year 2000 compliant by the end of the year. The Corporation has no significant single supplier, vendor or customer ("external agents") that is critical to ongoing operations. Further, while the Corporation has no means of ensuring that its external agents will be year 2000 ready, all significant external agents have been queried and no major issues requiring additional follow-up by the Corporation were identified.

         The Corporation continues to estimate that the total costs of the Year 2000 Issue will approximate $4.1 million, including $500,000 for the Southwest Division and L.J. Earnest. To date, the Corporation has spent $3.5 million, $0.9 million in 1999 and $2.6 million in 1998, all funded from operating cash flows.

         The Corporation is formally assessing the need for development of a contingency plan to address possible disruption of processes critical to ongoing operations immediately after December 31, 1999. The potential operating disruption to the Corporation is somewhat mitigated by the winter seasonality of its normal operations, the ability to build inventory to supply winter and early spring demands and the fact that the operations do not require significant raw materials from external agents. However, management is evaluating the alternatives available for the Corporation to continue to execute critical processes, including the 1999 financial statement close and reporting process, plant operations and daily processing of 2000 financial transactions, should temporary disruptions occur. A formal contingency plan will be developed as necessary based on the critical process assessment.

         Management of the Corporation believes it has an effective program in place to resolve the impact of the Year 2000 Issue in a timely manner and does not expect the Year 2000 Issue to have a material adverse effect on the Corporation. However, the ultimate effectiveness of the remediated information technology throughout the Corporation will be unknown until January 1, 2000 and there is no assurance that there will not be a material adverse effect. Further, management can give no assurance that disruptions in the economy generally resulting from Year 2000 Issues will not have a material adverse effect on the Corporation.

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

         Third Quarter and Nine-Months Ended September 30, 1999 and 1998




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

                                   (Continued)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year-ended December 31, 1998.


Item 5.  Other Information

On August 20, 1999, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.13 per share on the Corporation's common stock. This dividend, which represents a cash payout of $0.52 per share on an annualized basis, is payable September 30, 1999, to shareholders of record at the close of business on September 1, 1999.

On August 26, 1999, the Corporation announced the election of seven senior managers as Vice Presidents of the Corporation. This election reflects the growth of the Corporation in recent years and particularly the increased responsibilities and contributions of those elected. The newly elected officers are: Geoffrey C. Harris (51), President of the MidAmerica Division; Robert C. Meskimen (54), President of the Midwest Division; Donald M. Moe (54), Senior Vice President-Aggregates and President of the Carolina Division; J. Michael Pertsch (53), President of the Southeast Division; H. Donovan Ross (58), President of the Central Division; George S. Seamen, Jr. (47), President of the Mideast Division and Vice President, Operations Services; and Bruce A. Vaio
(38), President of the Southwest Division. The Board of Directors also elected
R. Paxton Badham (49) as Assistant Secretary.

On September 2, 1999, the Corporation announced that it expects earnings for the third quarter and the year to be below current First Call consensus estimates. The earnings shortfall related primarily to weaker-than-expected non-infrastructure construction demand in certain areas of the country (particularly affecting the farm belt states and the central region of the country) and the effects of Hurricane Dennis on coastal quarries in North and South Carolina. It was estimated that the combination of these factors could impact 1999 annual earnings in the range of $0.10 to $0.15 per share. The Corporation also announced that it expected to repurchase its common stock pursuant to authority previously granted to it by the Board of Directors.

On September 7, 1999, the Corporation announced the acquisition of the stock of Marock, Inc. Marock principally serves the Dallas/Ft. Worth area from a large limestone quarry near Bridgeport, Texas, and a sand and gravel operation in the same area. Annual production capacity of aggregates is approximately 4.5 million tons, and mineral reserves exceed 150 million tons. The purchase also includes three asphalt plants with capacity of approximately 700,000 tons per year. The cash purchase price for the stock and certain other ancillary agreements is approximately $41 million, subject to certain post-closing adjustments relating to working capital. The purchase price is approximately five times fiscal year 1999 pro forma earnings before interest, income taxes, depreciation, depletion and amortization of intangibles (EBITDA).

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                           PART II - OTHER INFORMATION

Item 5.  Other Information (continued)

On September 21, 1999, the Corporation indicated that its operations in the Bahamas, the coastal areas of Georgia and South Carolina and the eastern portion of North Carolina were significantly impacted by Hurricane Floyd. Although no major facilities damage occurred, heavy rainfall and extensive flooding had interrupted production and sales at ten plants and six distribution yards. In connection with Hurricane Floyd the Corporation announced that a reasonable expectation of third quarter earnings could be between $0.91 and $0.93 per share and, fourth quarter per share earnings could be between $0.64 to $0.66. The Corporation further announced that it was repurchasing common shares under the existing repurchase authorization from the Board of Directors.

On September 24, 1999, the Corporation announced it had completed the purchase of a limestone quarry near Nashville, Tennessee from Menefee Crushed Stone Company, Inc. The Menefee location has production capacity of about 900,000 tons annually with mineral reserves in excess of 30 million tons. The transaction was for cash with the purchase price not announced.

October 18, 1999, the Corporation announced the purchase of the stock of L.J. Earnest, Inc., in an exchange of approximately 300,000 restricted shares of Martin Marietta common stock, along with a promissory note and cash consideration. The purchase price for the stock and certain other agreements of approximately $40 million equates to about five times prior year EBITDA. L.J. Earnest operates a major aggregates distribution yard in Shreveport, Louisiana, three asphalt plants in Shreveport and Texarkana, Arkansas, and two ready mixed concrete plants in Shreveport and Texarkana. The asphalt plants have in excess of 800,000 tons of annual capacity. The company is also a major paving contractor. Total revenue for all product lines in fiscal 1999 exceeded $56 million.

         MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                           PART II - OTHER INFORMATION
                                   (Continued)

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
  No.                                                Document
-------                                              --------
10.01             Amended and Restated Revolving Credit Agreement dated as of August 11, 1999


11.01             Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of
                  Earnings Per Share for the Quarter and Nine-Months Ended September 30, 1999 and 1998

27.01             Financial Data Schedule (for Securities and Exchange Commission use only)

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARTIN MARIETTA MATERIALS, INC.
                                                    (Registrant)






Date:  November 12, 1999                   By:   /s/ JANICE K. HENRY
                                                 ------------------------------
                                                 Janice K. Henry
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer

          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                                  EXHIBIT INDEX

Exhibit No.                                      Document                                        Page
-----------                                      --------                                        ----
10.01             Amended and Restated Revolving Credit Agreement dated as of
                  August 11, 1999


11.01             Martin Marietta Materials, Inc. and Consolidated Subsidiaries                  24
                  Computation of Earnings Per Share for the Quarter and Nine-
                  Months Ended September 30, 1999 and 1998

27.01 Financial Data Schedule (for Securities and Exchange Commission use only)