Form 10-K405
period 1999-12-31
MARTIN MARIETTA MATERIALS INC
filed 2000-03-27
CIK 916076

                                                                            1999
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on March 17, 2000 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,248,307,273. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the Registrant's classes of common stock on March 17, 2000 as follows:

         COMMON STOCK (PAR VALUE $.01 PER SHARE)         46,727,259 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 2000 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
PART I                                                                      Page

Item 1       Business..........................................................3

Item 2       Properties.......................................................12

Item 3       Legal Proceedings................................................13

Item 4       Submission of Matters to a Vote of Security Holders..............13

Forward Looking Statements - Safe Harbor Provisions...........................14

Executive Officers of the Registrant..........................................15

PART II

Item 5       Market for the Registrant's Common Equity and Related
             Stockholder Matters..............................................16

Item 6       Selected Financial Data..........................................16

Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................16

Item 7A      Qualitative And Quantitative Disclosures About Market Risk.......16

Item 8       Financial Statements and Supplementary Data......................17

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................17

PART III

Item 10      Directors and Executive Officers of the Registrant...............18

Item 11      Executive Compensation...........................................18

Item 12      Security Ownership of Certain Beneficial Owners and Management...18

Item 13      Certain Relationships and Related Transactions...................18

PART IV

Item 14      Exhibits, Financial Statements, Financial Statement Schedules
             and Reports on Form 8-K..........................................19

Signatures....................................................................25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Martin Marietta Materials, Inc. (the "Company") is the United States' second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial and residential. The Company also manufactures and markets magnesia-based products, including heat-resistant refractory products for the steel industry, chemicals products for industrial, agricultural and environmental uses, and dolomitic lime. In 1999, the Company's aggregates business accounted for 89% of the Company's total revenues and the Company's magnesia-based products segment accounted for 11% of the Company's total revenues.

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

         In October 1996, the outstanding Common Stock of Martin Marietta Materials that was held by Lockheed Martin Corporation became available to the public market when Lockheed Martin disposed of its 81% ownership interest. This transaction was completed by means of a tax-free exchange offer pursuant to which Lockheed Martin stockholders were given the opportunity to exchange shares of Lockheed Martin common stock for shares of the Company's Common Stock, which resulted in 100% of the outstanding shares of Common Stock being publicly traded.

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

         On May 28, 1997, the Company purchased all of the outstanding common stock of American Aggregates Corporation ("American Aggregates") along with certain other assets from American Aggregates' former parent, CSR America, Inc., for an acquisition price of approximately $242 million in cash plus certain assumed liabilities (the "American Aggregates Acquisition"). The American Aggregates Acquisition included the Ohio and Indiana operations of American Aggregates with 29 production facilities and increased the Company's annual production capacity by more than 25 million tons -- in addition to adding over 1 billion tons of mineral reserves, of which approximately 700 million were zoned for production, and 11,000 acres of property. American Aggregates is a leading supplier of aggregates products in Indianapolis, Cincinnati, Dayton and Columbus.

         On December 4, 1998, the Company acquired the common stock of Redland Stone Products Company ("Redland Stone") from an affiliate of Lafarge SA for $272 million in cash plus normal balance sheet liabilities, subject to certain post-closing adjustments relating to working capital, plus approximately $8 million estimated for certain other assumed liabilities and transaction costs. The Company did not assume any long-term debt of Redland Stone. Redland Stone is a leading producer of aggregates and asphaltic concrete in the state of Texas and has mineral reserves which exceed 1.0 billion tons. Redland Stone expanded the Aggregates division's business by adding operating facilities in the southwest United States, expanding the Company's presence in the asphalt production business and adding significant long-term mineral reserve capacity.

         As of October 31, 1998, the Company purchased an initial 14% interest in the business of Meridian Aggregates Company ("Meridian"). The transaction provides a mechanism for the Company to purchase the remaining interest in Meridian at a predetermined formula price within five years, and the Meridian investors may require the Company to purchase their interests beginning December 31, 2000, or earlier in the event of the death of an investor. In 1999, Meridian operated 26 aggregates production facilities and eight rail-served distribution yards in 11 states in the southwestern and western United States with approximately 1.4 billion tons of mineral reserves.

         The Company announced in February 1997 that it had entered into agreements giving the Company rights to commercialize certain proprietary technologies related to the Company's business. One of the agreements gives the Company the opportunity to pursue the use of certain composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications and other structures. In addition, as part of the American Aggregates Acquisition, the Company is working on certain technology related to remineralization of soil and microbial products for enhanced plant growth. The Company continued its research and development activities during 1999 in these new product areas, and began manufacturing and marketing certain of the products. These technologies, if fully developed by the Company, would complement and expand the Company's business. Also, in 1999 the Company made an investment in a start-up company, Industrial Microwave Systems, that has proprietary technology for use in applications related to industrial heating and drying, food processing and aseptic packaging. There can be no assurance that any of the technologies will become profitable.

BUSINESS SEGMENT INFORMATION

         The Company operates in two reportable business segments. These segments are aggregates products and magnesia-based products, chemicals, refractories and dolomitic lime. Information concerning the Company's net sales, operating profit, assets employed and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 1999 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 39 of the Company's 1999 Annual Report to Shareholders (the "1999 Annual Report"), which information is incorporated herein by reference.

AGGREGATES

         The Company's aggregates segment processes and sells granite, sandstone, limestone, sand and gravel and other aggregates products for use in all sectors of the public infrastructure, commercial and residential construction industries. The Company is the United States' second largest producer of aggregates. In 1999, the Company shipped approximately 165 million tons of aggregates primarily to customers in 24 southeastern, southwestern, midwestern and central states, generating net sales and earnings from operations of $1.1 billion and $208 million, respectively.

         The Aggregates division markets its products primarily to the construction industry, with approximately one-half of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company's aggregates business is concentrated principally in the southeast, southwest, midwest and central states. Aggregates products are sold and shipped from a network of approximately 300 quarries and distribution facilities in more than 20 states, although the Company's five largest shipment states account for approximately 61% of total sales. The Company's business is accordingly affected by the economies in these regions. The addition of the Dravo operations opened extensive markets for the aggregates business along the Ohio and Mississippi River systems from western Pennsylvania throughout the central and southern United States. The distribution centers acquired along the Gulf of Mexico and Atlantic coasts, as well as operating facilities in the Bahamas, provided entry into those markets for aggregates. The Gulf and Atlantic coastal areas are being supplied primarily from the Bahamas location, two large quarries on the Ohio River system and a Canadian quarry on the Strait of Canso in Nova Scotia, the assets related to which were purchased in October 1995 by the Company (the "Canadian Acquisition"). In addition, the Company's recent acquisitions have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company's geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of certain coastal markets on the east coast and reaching as far as Texas, and to ship products in and to Canada, the Caribbean and parts of South America, as well as to additional geographic areas which can be accessed economically by its expanded distribution system.

         The Company's aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of the American Aggregates Acquisition and several other smaller acquisitions in the north central region of the United States, more of the Company's aggregates operations have exposure to weather-related risk during the winter months. The division's operations that are concentrated principally in the north central region of the Midwest generally experience more severe winter weather conditions than the division's operations in the Southeast and Southwest. Due to these factors, the Company's second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results.

         Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. The Company's distribution system mainly uses trucks. Access to a lower-cost, extensive river barge and ocean vessel network was provided as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition. The Redland Stone transaction and other recent acquisitions in Texas have enabled the Company to extend its reach through increased access to rail transportation.

         Historically, the Company has focused on the production of aggregates and has not integrated vertically in a substantial manner into other construction materials businesses. In recent transactions, the Company has acquired asphaltic concrete, ready-mixed concrete, paving construction and other businesses which establish vertical integration that complement its aggregates business. These products and services are not a significant component of the Company's aggregates operations.

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult thereby potentially enhancing the value of the Company's existing mineral reserves.

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

MAGNESIA SPECIALTIES

         The Company also manufactures and markets dolomitic lime and magnesia-based products, including heat-resistant refractory products for the steel industry and magnesia-based chemicals products for industrial, agricultural and environmental uses, including wastewater treatment, sulfur dioxide scrubbing and acid neutralization. In 1999, the Company's Magnesia Specialties division generated net sales of $133 million and earnings from operations of $7 million. Magnesia Specialties' refractory and dolomitic lime products are sold primarily to the steel industry. Accordingly, the division's profitability depends on the production of steel and the related marketplace, and a significant portion of the division's product pricing structure is affected by current economic conditions within the steel industry.

         In 1999, the division's major product areas continued to be negatively impacted by global steel industry conditions. Foreign steel imports that flooded the United States' markets in 1998, slowed during 1999 as these foreign economies began to improve. However, no broad tariffs or duties were passed to provide long-term restriction of foreign steel imports. The division's steel-related product areas' performance followed the steel industry's performance. Refractories and dolomitic lime products continued to experience declining volumes and sales during 1999 as a result of instabilities in the steel industry. While refractories and dolomitic lime volumes and sales improved in the second half of 1999 compared with the second half of 1998, pricing pressures continued as the steel industry exercised its pricing power. Also, consolidation among manufacturers of refractory brick may remove a significant periclase customer from the market. The division's chemicals products achieved record volume and sales in 1999, as a result of increased sales in chemicals used as flame retardants and in wastewater treatment. The division also added several new customers that utilize fuel-oil additives that reduce stack pollution. Further, improving Asian economies reduced the global pressures experienced in the chemicals products during 1998. However, competitive pricing pressures continued throughout 1999.

         The principal raw materials used in the Company's Magnesia Specialties division's products are dolomitic lime, brine and imported magnesia. Management believes that its reserves of dolomitic limestone to produce dolomitic lime and its reserves of brine are sufficient to permit production at present operational levels for the foreseeable future. The supply of natural and synthetic magnesia is abundant worldwide. In 1999, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices. Alternatively, the Company believes it could adjust its mix of products and/or increase production capacity at its Manistee, Michigan, operation.

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

         The Company announced in 1999 that it was considering various alternatives related to the Magnesia Specialties division which may present opportunities to create additional value for the Company and its shareholders. The Company can give no assurance that additional value will be created from the alternatives being explored with respect to the Magnesia Specialties division.

PATENTS AND TRADEMARKS

         As of March 17, 2000, the Company owns, has the right to use, or has pending applications for approximately 93 patents pending or granted by the United States and various countries and approximately 109 trademarks related to its Magnesia Specialties business and its developing technologies and services business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company's business as a whole.

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

         The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for less than 25% of the total market. The Company competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges as a result of certain acquisitions made by the Company, including the Dravo Acquisition and the Canadian Acquisition, and its increased access to rail transportation as a result of the Redland Stone and other transactions, has enhanced the Company's ability to compete in certain extended areas. Certain of the Company's competitors in the aggregates industry have greater financial resources than the Company.

         The Magnesia Specialties division of the Company competes with various companies in different geographic and product areas. The Company believes that the Magnesia Specialties division is one of the largest suppliers of monolithic (unshaped) refractory products and dolomitic lime to the steel industry in the United States and one of the largest suppliers of magnesia-based chemicals products to various industries. The Company's largest competitors for monolithic refractory sales are Mineral Technologies, Inc. and Cookson Group, PLC, and its largest competitor for hydroxide slurry is The Dow Chemical Company. The division competes principally on the basis of quality, price and technical support for its products. The Magnesia Specialties division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $21.0 million in sales in 1999 (representing approximately 16% of total sales of the Magnesia Specialties segment) principally in Canada, Mexico, the United Kingdom, Germany and Korea. The Magnesia Specialties division's sales to foreign customers were $20.5 million in 1998 and $24.1 million in 1997.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development activities for its Magnesia Specialties segment at its laboratory located near Baltimore, Maryland and at various locations for the new proprietary technologies. In general, the Company's research and development efforts are directed to applied technological development for the use of its refractories and chemicals products and for composite materials, soil remineralization products, microbial products, a laser-measuring device and a microwave technology. The Company spent approximately $2.8 million in 1999, $3.1 million in 1998 and $3.4 million in 1997 on research and development activities.

ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company's businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future. In accordance with the Company's accounting policy for environmental costs, amounts are not accrued and included in the Company's financial statements until it is probable that a liability has been incurred and such amount can be estimated reasonably. The environmental accruals are the estimate based on internal studies of the required remediation costs and generally not discounted to their present value or offset for potential insurance or other claims. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company's operations or financial condition.

         The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company's operations or financial condition. See "Legal Proceedings" on page 13 of this Form 10-K and "Note M: Commitments and Contingencies" of the "Notes to Financial Statements" on page 25 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 39 of the 1999 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

         In general, quarry sites must comply with noise, water discharge and air quality regulations, zoning and special use permitting requirements, applicable mining regulations and federal health and safety requirements. As new quarry sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry and production facilities can be situated substantial distances from surrounding property owners. The

Company maintains a centralized blasting function for its quarry operations, and has established policies designed to minimize disturbances to surrounding property owners.

         The Company is required by state laws to reclaim quarry sites after use. The Company generally reclaims its quarries on an ongoing basis, reclaiming mined-out areas of the quarry while continuing operations at other areas of the site. Historically, the Company has not incurred extraordinary or substantial costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

         As is the case with other companies in the same industries, some of the Company's products contain varying amounts of crystalline silica, a common mineral. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with non-malignant lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is "reasonably anticipated to be a carcinogen." In October 1996, the International Agency for Research on Cancer issued another report stating that "inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans." The Mine Safety and Health Administration has included the development of a crystalline silica standard as one of its long-term goals. The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

         The EPA in November 1996 proposed certain changes to the regulations relating to the standard for particulate matter in connection with air quality, which were recently placed into law as the National Ambient Air Quality Standards. The new law places an ambient air limit on the emission of fine particles (smaller than 2.5 microns) that typically result from industrial, motor vehicle and power generation fuel combustion, in addition to the coarse particles previously regulated. As adopted, the regulations impact many industries, including the aggregates industry. The National Stone Association ("NSA") has joined a lawsuit with many other industries challenging the standard and the lack of scientific data available supporting the limits and the ability of industry to monitor the pollutant. In May 1999, the United States Court of Appeals for the District of Columbia overturned the EPA's PM2.5 and ozone national ambient air quality standards. The EPA has requested review of the decision to the United States Supreme Court.

         At the Magnesia Specialties division's Manistee, Michigan, facility, the Company maintains a stockpile of off-specification magnesia and binder materials, and fine-particle product generated in processing magnesium oxide. These materials are used at the Manistee plant as a portion of the feed stock for producing certain of its magnesium oxide products. In 1986, the U.S. Environmental Protection Agency (the "EPA") investigated the stockpile for possible designation under the Comprehensive Environmental Response Compensation and Liability Act (the "Superfund" statute), but has not taken any action since that date. The site remains on Michigan's Act 201 list, a state superfund list. In addition, the Michigan Department of Environmental Quality (the "DEQ") reviewed information submitted by the Company to determine the appropriate classification of the pile. In 1998 the DEQ classified the pile as "low hazard industrial waste," and in August 1999 determined that no license is required from the Company for the continued storage of these recyclable materials.

         As a result of the processing of dolomitic limestone at the Magnesia Specialties division's Woodville, Ohio, facility, lime kiln dust ("LKD") is produced as a by-product. The Ohio Environmental Protection Agency ("OEPA") promulgated regulations that apply to the disposal of LKD. The Company executed an administrative order with the OEPA on November 24, 1997 requiring the Company to submit a permit application for a landfill by May 1998, which was duly submitted. Regulations proposed by OEPA in February 2000 were withdrawn after public comment from the Ohio lime producers indicated that the proposed rules were not likely to achieve the desired goals. The Company, along with the National Lime Association and other lime producers, continue to work with the OEPA to develop a consensus approach to determine if changes to the current scope of the regulations are appropriate. Depending upon the result of these ongoing discussions, the Company may be required to incur certain compliance costs. The Company believes that any such costs would not have a material adverse effect on the Company's operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment's operations.

         The Clean Air Act Amendments of 1990 require the EPA to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company is actively participating with other lime manufacturers in working with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA has conducted testing at lime manufacturing facilities located in Alabama, Texas and Ohio, including the Company's Woodville facility, the results of which were discussed with the EPA in 1999 to determine whether the facilities should be subject to these regulations. The current deadline for establishing the technology-based standards for the industry is November 15, 2000. The Company will not be able to determine the applicability of the new regulations or the cost associated with any required standards until the emission standards are adopted. The Company believes that any costs associated with the upgrade and/or replacement of equipment required to comply with the new regulations would not have a material adverse effect on the Company's operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment's operations.

         In February 1998, the Georgia Department of Natural Resources ("GDNR") determined that both the Company and the Georgia Department of Transportation ("GDOT") are responsible parties for investigation and remediation at the Company's Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene ("TCE") above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant that was on the site in the early 1970's or from a maintenance shop that was operated on the property in the 1940's and 1950's before the Company purchased the property. The Company was designated a responsible party by virtue of its ownership of the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. Georgia law provides that responsible parties are jointly and severally liable and, therefore, the Company is potentially liable for the full cost of funding the investigation and any necessary remediation. If the Company is required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company's operations or its financial condition.

         In December 1998, the GDNR determined that the Company, the GDOT and two other parties which operated an asphalt plant are responsible parties for investigation and remediation at the Company's Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it caused a release of TCE above its naturally occurring background concentration in the groundwater at the site. The two other parties were designated because both entities operated the asphalt plant at the site. The groundwater contamination was discovered when the Company's tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company's operations or its financial condition.

EMPLOYEES

         As of March 17, 2000, the Company has approximately 6,100 employees. Approximately 4,500 are hourly employees and approximately 1,600 are salaried employees. Included among these employees are approximately 1,200 hourly employees represented by labor unions. Approximately 21% of the Company's Aggregates division's hourly employees are members of a labor union, while 97% of the Magnesia Specialties division's hourly employees are represented by labor unions. The Company's principal union contracts cover employees at the Manistee, Michigan, magnesia-based products plant and the Woodville, Ohio lime plant. The current Manistee labor union contract was ratified in August 1999 and expires in 2003. The Woodville labor union contract expires in June 2000. In 1996, the previous renewal of the Woodville labor union contract was renegotiated without any disruption to normal operations although there can be no assurance that a successor agreement will be reached or that a work stoppage will not occur. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

AGGREGATES

         As of March 17, 2000, the Company processed or shipped aggregates from 289 quarries and distribution yards in 23 states in the southeast, southwest, midwest and central United States and in Canada and the Bahamas, of which 83 are located on land owned by the Company free of major encumbrances, 58 are on land owned in part and leased in part, 136 are on leased land, and 12 are on facilities neither owned nor leased, where raw materials are removed under an agreement. In addition, the Company processed and shipped ready mixed concrete and/or asphalt products from 23 properties in 4 states in the southern United States, of which 11 are located on land owned by the Company free of major encumbrances, 2 are on land owned in part and leased in part and 10 are on leased land.

MAGNESIA SPECIALTIES

         The Magnesia Specialties division currently operates major manufacturing facilities in Manistee, Michigan and Woodville, Ohio, and smaller processing plants in River Rouge, Michigan; Bridgeport, Connecticut; Baton Rouge, Louisiana; Lenoir City, Tennessee; Pittsburgh, Pennsylvania; and Mobile, Alabama. All of these facilities are owned, except Pittsburgh and Lenoir City, which are leased. In addition, the Company has entered into several third-party toll-manufacturing agreements pursuant to which it processes various chemical and refractory products.

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

         See also "Note M: Commitments and Contingencies" of the "Notes to Financial Statements" on page 25 of the 1999 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 39 of the 1999 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

               FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

         This Annual Report on Form 10-K contains statements which constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition" on page 8 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 39 of the 1999 Annual Report and "Note A: Accounting Policies" and "Note M: Commitments and Contingencies" of the "Notes to Financial Statements" on pages 16 through 18 and 25, respectively, of the Audited Consolidated Financial Statements included in the 1999 Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 17, 2000:

                                 PRESENT POSITION              YEAR ASSUMED        OTHER POSITIONS AND OTHER BUSINESS
            NAME           AGE   AT MARCH 17, 2000           PRESENT POSITION     EXPERIENCE WITHIN THE LAST FIVE YEARS
            ----           ---   -----------------           ----------------     -------------------------------------

Stephen P. Zelnak, Jr.     55    Chairman of the                   1997           Vice Chairman of the Board of Directors
                                 Board of Directors                               of Martin Marietta Materials, Inc. (1996-1997)
                                 of Martin Marietta
                                 Materials, Inc.;
                                 President and Chief               1993
                                 Executive Officer
                                 of Martin Marietta
                                 Materials, Inc.;
                                 President of Aggregates           1993
                                 Division

Philip J. Sipling          52    Executive Vice President          1997           Senior Vice President of Martin Marietta
                                 of Martin Marietta                               Materials, Inc. (1993-1997); President of
                                 Materials, Inc.;                                 Magnesia Specialties Division (1993-1997)
                                 Chairman of Magnesia              1997
                                 Specialties Division;
                                 Executive Vice President of       1993
                                 Aggregates Division

Janice K. Henry            48    Senior Vice President;            1998           Vice President, Martin Marietta Materials, Inc.
                                 Chief Financial Officer;          1994           (1994-1998)
                                 Treasurer                         1996

Robert R. Winchester       62    Senior Vice President             1993           Executive Vice President
                                 of Martin Marietta                               of Aggregates Division (1993-1999)
                                 Materials, Inc.

Bruce A. Deerson           48    Vice President and                1993           Corporate Secretary (1993 - 1997)
                                 General Counsel

Donald J. Easterlin, III   58    Vice President,                   1994
                                 Business Development

Donald M. Moe              55    Vice President                    1999           Vice President - General Manager,
                                 of Martin Marietta                               Martin Marietta Aggregates
                                 Materials, Inc.;                                 Eastern Carolina Region (1993 - 1996)
                                 Senior Vice President of          1999
                                 Aggregates Division
                                 President-Carolina Division       1996

Jonathan T. Stewart        51    Vice President,                   1993
                                 Human Resources

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         There were approximately 1,550 holders of record of Martin Marietta Materials, Inc. Common Stock, $.01 par value, as of March 17, 2000. The Company's Common Stock is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption "Quarterly Performance (Unaudited)" on page 40 of the 1999 Annual Report, and that information is incorporated herein by reference.

         On December 7, 1998, the Company sold $200,000,000 aggregate principal amount of 5.875% Notes due 2008 (the "Notes") to Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers (the "Initial Purchasers"). Aggregate discounts and commissions to the Initial Purchasers were $2,326,000. The Notes were sold to the Initial Purchasers in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 144A. The Notes were exchanged into registered notes with substantially identical terms pursuant to an Offer to Exchange by the Company pursuant to a registration statement on Form S-4 (Registration No. 333-71793), effective February 18, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required in response to this Item 6 is included under the caption "Five Year Summary" on page 41 of the 1999 Annual Report, and that information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 39 of the 1999 Annual Report, and that information is incorporated herein by reference.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company, from time to time, uses on a limited basis derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. In such case, the aggregate value of derivative financial instruments held or issued by the Company is not material to the Company nor is the market risk posed. The Company did not use any derivative financial instruments in 1999. For additional discussion of the Company's market risk see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Structure and Resources" on pages 37 through 39 of the 1999 Annual Report and "Note A: Accounting Policies and Accounting Changes" of the

Notes to Consolidated Financial Statements on pages 17 and 18 of the Audited Consolidated Financial Statements included in the 1999 Annual Report, and that information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in response to this Item 8 is included under the caption "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity," "Notes to Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quarterly Performance (Unaudited)" on pages 12 through 40 of the 1999 Annual Report, and that information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Compliance With
Section 16(a) of the Exchange Act" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year ended December 31, 1999 (the "2000 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on page 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item 11 is included under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's 2000 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required in response to this Item 12 is included under the captions "Voting Securities and Record Date" and "Beneficial Ownership of Shares" in the Company's 2000 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," and "Certain Related Transactions" in the Company's 2000 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS FORM 10-K.

         The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 1999 Annual Report, are incorporated by reference into Item 8 on page 17 of this Form 10-K. Page numbers refer to the 1999 Annual Report:

                                                                     Page

              Consolidated Balance Sheet--                            13
                December 31, 1999 and 1998

              Consolidated Statement of Earnings--                    12
                Years ended December 31, 1999, 1998 and 1997

              Consolidated Statement of Shareholders' Equity--        15
                Years ended December 31, 1999, 1998 and 1997

              Consolidated Statement of Cash Flows--                  14
                Years ended December 31, 1999, 1998 and 1997

              Notes to Financial Statements--                     16 through 25


    (2) LIST OF FINANCIAL STATEMENT SCHEDULES FILED AS PART OF THIS FORM 10-K

         The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 14(d). The page number refers to this Form 10-K.

         Schedule II - Valuation and Qualifying Accounts...........   24

         All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

         The report of the Company's independent auditors with respect to the above-referenced financial statements appears on page 10 of the 1999 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company's independent auditors appear on page 128 of this Form 10-K.

    (3)  EXHIBITS

         The list of Exhibits on the accompanying Index of Exhibits on pages 21 through 23 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)      REPORTS ON FORM 8-K

         The Company filed Current Report on Form 8-K on February 2, 1999 and Current Report on Form 8-K/A on February 17, 1999.

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

Exhibit
   No.
-------

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

 10.05            --Rights Agreement, dated as of October 21, 1996, between the
                           Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

 10.06            --Revolving Credit Agreement dated as of January 29, 1997
                           among the Company and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

*10.07            --Martin Marietta Materials, Inc. Amended and Restated
                           Shareholder Value Achievement Plan

*10.08            --Form of Martin Marietta Materials, Inc. Amended and Restated
                           Employment Protection Agreement**

 10.09            --Amended and Restated Martin Marietta Materials, Inc. Common
                           Stock Purchase Plan for Directors** (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

 10.10            --Martin Marietta Materials, Inc. Executive Incentive Plan, as
                           amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31,
                           1995)**

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

*10.13            --Amendment No. 2 to the Martin Marietta Materials, Inc.
                           Incentive Stock Plan**



------------------
 *Filed herewith
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
   No.
-------

10.14             --Martin Marietta Materials, Inc. Amended and Restated
                           Stock-Based Award Plan (incorporated by reference to
                           Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

10.15             --Martin Marietta Materials, Inc. Amended and Restated Omnibus
                           Securities Award Plan (incorporated by reference to
                           Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

*10.16            --Martin Marietta Materials, Inc. Supplemental Excess
                           Retirement Plan**

*10.17            --Amended and Restated Revolving Credit Agreement dated as of
                           August 11, 1999 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank

*12.01            --Computation of ratio of earnings to fixed charges for the year ended December 31, 1999

*13.01            --Martin Marietta Materials, Inc. 1999 Annual Report to
                           Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report

*21.01            --List of subsidiaries of Martin Marietta Materials, Inc.

*23.01            --Consent of Ernst & Young LLP, Independent Auditors for
                           Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01            --Powers of Attorney (included in this Form 10-K at page 25)

*27.01            --Financial Data Schedule (for Securities and Exchange
                           Commission use only)


Other material incorporated by reference:
         Martin Marietta Materials, Inc.'s 2000 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2000 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.


------------------
  *Filed herewith
 **Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES


                   COL A                          COL B                 COL C                COL D          COL E
                   -----                          -----                 -----                -----          -----

                                                                     ADDITIONS
                                                              -----------------------
                                                                 (1)           (2)
                                                               CHARGED     CHARGED TO
                                               BALANCE AT     TO COSTS        OTHER                       BALANCE AT
                                               BEGINNING        AND        ACCOUNTS--     DEDUCTIONS--      END OF
                DESCRIPTION                    OF PERIOD      EXPENSES      DESCRIBE        DESCRIBE        PERIOD
                -----------                    ----------     --------     ----------     ------------    -----------
                                                                  (AMOUNTS IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts                 $ 4,430      $   312         ------        $   35(a)       $ 4,707
Inventory valuation allowance                     8,449          360         ------         2,064(a)         6,745
Amortization of intangible assets                42,511       20,290         ------         3,342(b)        58,354
                                                                                              673(c)
                                                                                              432(d)


YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts                 $ 4,789      $    35      $  500(c)        $  894(a)       $ 4,430
Inventory valuation allowance                     7,171        1,278         ------            -----         8,449
Amortization of intangible assets                29,464       12,163       1,866(c)           338(b)        42,511
                                                                                              644(e)


YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts                 $ 2,950      $   411      $1,733(c)        $  305(a)       $ 4,789
Inventory valuation allowance                     6,078          556         537(c)             ----         7,171
Amortization of intangible assets                22,044        7,964           ----           325(b)        29,464
                                                                                              219(e)


(a)  To adjust allowance for change in estimates.
(b)  Fully-amortized intangible assets written off.
(c)  Purchase accounting adjustments.
(d)  Sale of assets.
(e)  Revaluation adjustments.

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


Dated:  March 24, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                Signature                                Title                      Date
                ---------                                -----                      ----


/s/ Stephen P. Zelnak, Jr.                  Chairman of the Board,              March 24, 2000
----------------------------------------    President and Chief Executive
Stephen P. Zelnak, Jr.                      Officer


/s/ Janice K. Henry                         Senior Vice President, Chief        March 24, 2000
----------------------------------------    Financial Officer and Treasurer
Janice K. Henry


/s/ Anne H. Lloyd                           Chief Accounting Officer            March 24, 2000
----------------------------------------
Anne H. Lloyd

/s/ Richard G. Adamson                      Director                            March 24, 2000
----------------------------------------
Richard G. Adamson

/s/ Marcus C. Bennett                       Director                            March 24, 2000
----------------------------------------
Marcus C. Bennett

/s/ Bobby F. Leonard                        Director                            March 24, 2000
----------------------------------------
Bobby F. Leonard

/s/ William E. McDonald                     Director                            March 24, 2000
----------------------------------------
William E. McDonald

/s/ Frank H. Menaker, Jr.                   Director                            March 24, 2000
----------------------------------------
Frank H. Menaker, Jr.

/s/ James M. Reed                           Director                            March 24, 2000
----------------------------------------
James M. Reed

/s/ William B. Sansom                       Director                            March 24, 2000
----------------------------------------
William B. Sansom

/s/ Richard A. Vinroot                      Director                            March 24, 2000
----------------------------------------
Richard A. Vinroot

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

Exhibit
   No.
-------

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

 10.05            --Rights Agreement, dated as of October 21, 1996, between the
                           Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

 10.06            --Revolving Credit Agreement dated as of January 29, 1997
                           among the Company and Morgan Guaranty Trust Company of New York, as Agent Bank (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

*10.07            --Martin Marietta Materials, Inc. Amended and Restated
                           Shareholder Value Achievement Plan

*10.08            --Form of Martin Marietta Materials, Inc. Amended and Restated
                           Employment Protection Agreement**

 10.09            --Amended and Restated Martin Marietta Materials, Inc. Common
                           Stock Purchase Plan for Directors** (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

 10.10            --Martin Marietta Materials, Inc. Executive Incentive Plan, as
                           amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31,
                           1995)**

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

*10.13            --Amendment No. 2 to the Martin Marietta Materials, Inc.
                           Incentive Stock Plan**



------------------
 *Filed herewith
**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
   No.
-------

10.14             --Martin Marietta Materials, Inc. Amended and Restated
                           Stock-Based Award Plan (incorporated by reference to
                           Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

10.15             --Martin Marietta Materials, Inc. Amended and Restated Omnibus
                           Securities Award Plan (incorporated by reference to
                           Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended March 31, 1998)**

*10.16            --Martin Marietta Materials, Inc. Supplemental Excess
                           Retirement Plan**

*10.17            --Amended and Restated Revolving Credit Agreement dated as of
                           August 11, 1999 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank

*12.01            --Computation of ratio of earnings to fixed charges for the year ended December 31, 1999

*13.01            --Martin Marietta Materials, Inc. 1999 Annual Report to
                           Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report

*21.01            --List of subsidiaries of Martin Marietta Materials, Inc.

*23.01            --Consent of Ernst & Young LLP, Independent Auditors for
                           Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01            --Powers of Attorney (included in this Form 10-K at page 25)

*27.01            --Financial Data Schedule (for Securities and Exchange
                           Commission use only)


Other material incorporated by reference:
         Martin Marietta Materials, Inc.'s 2000 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2000 Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.


------------------
  *Filed herewith
 **Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K