Form 10-Q
period 2000-03-31
MARTIN MARIETTA MATERIALS INC
filed 2000-05-12
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File Number 1-12744

MARTIN MARIETTA MATERIALS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1848578

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2710 Wycliff Road, Raleigh, NC	27607-3033

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	919-781-4550

Former name:	None

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2000

Common Stock, $.01 par value	46,758,182

Exhibit Index is on Page 18

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(Dollars in Thousands)
ASSETS

Current assets:

Cash and cash equivalents	$—	$3,403

Accounts receivable, net	194,152	197,554

Inventories, net	186,924	172,865

Other current assets	30,765	29,543

Total Current Assets	411,841	403,365

Property, plant and equipment	1,686,660	1,653,208

Allowances for depreciation, depletion and amortization	(827,807)	(806,215)

Net property, plant and equipment	858,853	846,993

Cost in excess of net assets acquired	373,509	375,327

Other noncurrent assets	122,202	116,889

Total Assets	$1,766,405	$1,742,574

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total Current Liabilities	$204,834	$182,696

Long-term debt and commercial paper	601,654	602,011

Other noncurrent liabilities	184,026	183,861

Total Liabilities	990,514	968,568

Shareholders’ equity:

Common stock, par value $.01 per share	467	467

Additional paid-in capital	354,676	354,046

Retained earnings	420,748	419,493

Total Shareholders’ Equity	775,891	774,006

Total Liabilities and Shareholders’ Equity	$1,766,405	$1,742,574

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,

	2000	1999

	(Dollars in Thousands, Except Per Share Data)

Net sales	$276,131	$241,061

Cost of sales	231,773	201,319

Gross Profit	44,358	39,742

Selling, general and administrative expenses	23,592	22,746

Research and development	620	932

Earnings from Operations	20,146	16,064

Interest expense	(10,169)	(9,246)

Other income and (expenses), net	1,346	5,378

Earnings before Taxes on Income	11,323	12,196

Taxes on Income	3,993	4,256

Net Earnings	$7,330	$7,940

Net Earnings Per Common Share

—Basic	$0.16	$0.17

—Diluted	$0.16	$0.17

Average Number of Common Shares Outstanding

—Basic	46,725,456	46,635,302

—Diluted	46,885,058	46,901,716

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2000	1999

	(Dollars in Thousands)

Net cash provided by operating activities	$26,741	$29,220

Investing activities:

Additions to property, plant and equipment	(34,002)	(29,002)

Acquisitions, net	(14,218)	184

Other investing activities, net	2,205	730

Net cash used for investing activities	(46,015)	(28,088)

Financing activities:

Net principal (repayments)/borrowings on long-term debt	(7,573)	(360)

Dividends paid	(6,075)	(6,063)

Loans payable	28,226	(1,000)

Issuance of common stock	631	692

Net cash provided by (used for) financing activities	15,209	(6,731)

Net decrease in cash and cash equivalents	(4,065)	(5,599)

Cash and cash equivalents, beginning of period	3,403	14,586

(Book overdraft) cash and cash equivalents, end of period	$(662)	$8,987

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

	March 31,	December 31,
	2000	1999

	(Dollars in Thousands)

Finished products	$157,954	$143,776

Product in process and raw materials	9,057	9,972

Supplies and expendable parts	26,913	25,862

	193,924	179,610

Less allowances	(7,000)	(6,745)

Total	$186,924	$172,865

3.	Long-Term Debt

	March 31,	December 31,
	2000	1999

	(Dollars in Thousands)

6.9% Notes, due 2007	$124,957	$124,956

7% Debentures, due 2025	124,218	124,215

5.875% Notes, due 2008	199,079	199,059

Commercial paper, interest rates ranging from 5.96% to 6.33%	205,000	180,000

Acquisition notes, interest rates ranging from 5.60% to 10.00%	5,232	12,395

Other notes	4,372	1,108

	662,858	641,733

Less current maturities	(61,204)	(39,722)

Total	$601,654	$602,011

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Long-Term Debt (continued)

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at March 31, 2000. However, these agreements support commercial paper borrowings of $205 million outstanding at March 31, 2000, of which $150 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At May 1, 2000, $210 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 11 of this Form 10-Q.

The Corporation’s interest payments were approximately $7.6 million in 2000 and $6.4 million in 1999 for the three months ended March 31.

4.	Income Taxes

The Corporation’s effective income tax rate for the first three months was 35.3% in 2000 and 34.9% in 1999. The effective rate for the first quarter of 2000 was slightly higher than the current federal corporate income tax rate of 35% due to the effect of several offsetting factors. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

The Corporation’s income tax payments were approximately $2.3 million in 2000 and $3.9 million in 1999, for the three months ended March 31.

5.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Other Matters

In June 1998, the FASB issued the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which was required to be adopted in years beginning after June 15, 1999. The FASB amended FAS 133 and issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (“FAS 137”), which was issued in June 1999. FAS 137 deferred the effective date of adoption of FAS 133 until all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Corporation’s minimal use of derivatives, if any, management does not anticipate that the adoption of FAS 133 will have a significant impact on net earnings or the financial position of the Corporation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
First Quarter Ended March 31, 2000 and 1999

OVERVIEW  Martin Marietta Materials, Inc., (the “Corporation”) operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, sandstone, limestone, and other aggregates products from a network of approximately 300 quarries and distribution facilities in more than 20 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahama Islands and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. As a result of 1998 and 1999 acquisitions of asphalt production, ready mixed concrete operations and road construction companies, the Corporation vertically integrated in other construction materials businesses in Louisiana, Arkansas and Texas. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS  Consolidated net sales for the quarter were $276.1 million, a 14% increase over 1999 first quarter sales of $241.0 million. Consolidated earnings from operations were $20.1 million in the first three months of 2000 compared with $16.1 million in the first three months of 1999. Consolidated net earnings for the quarter were $7.3 million, or $0.16 per diluted share, a decrease of $0.6 million from 1999 first quarter net earnings of $7.9 million, or $0.17 per diluted share.

      Sales for the Aggregates division increased 17% to $243.7 million for the first quarter of 2000, compared with the year-earlier period. The division’s operating profits were $17.7 million for the period compared to the prior year’s first quarter earnings from operations of $15.6 million. The increase in sales resulted primarily from strong performance in both volume and pricing in the Corporation’s heritage aggregates operations. Operating margin from heritage operations increased almost 100 basis points during the quarter when compared to the prior year’s comparable quarter. During the quarter, the division was able to overcome the negative impact of record snowfall in North Carolina, as well as a significant increase in diesel fuel costs in excess of the comparable prior-year period.

      The Aggregates division’s business is significantly impacted by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Management continues to believe the construction industry’s overall aggregates annual consumption level and the Corporation’s annual production and shipments, excluding acquisitions, will experience moderate overall growth for the full year 2000, compared with the prior year. Further, management continues to believe that average selling prices for heritage aggregates operations are expected to increase 3% to 4%, outpacing potential increases in production costs in 2000 for comparable heritage aggregates operations. During the quarter ended March 31, 2000, heritage aggregates shipments volume increased almost 2% and average selling prices increased 4.6%. However, because of the potentially significant impact of weather on the Corporation’s operations, first quarter results are not necessarily indicative of expected performance for the year. Yet, for 2000, management currently believes that strong first-quarter performance will be followed by strong performance for the year; although there are no guarantees of such performance.

      The Magnesia Specialties division had first quarter 2000 sales of $32.4 million, a slight increase of approximately 1% compared with the first three months of 1999. The division’s first quarter earnings from operations increased to $2.4 million from $0.5 million in the first quarter of 1999, as business experienced a stronger operating environment as compared to the prior year. Magnesia Specialties division’s increased sales and earnings in the first quarter resulted from improving steel industry performance, continued strong chemicals sales and a better balance between production and sales.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2000 and 1999

      The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three months ended March 31, 2000 and 1999. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

	Three Months Ended
	March 31,

	(Dollars in Thousands)

	2000		1999

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$243,727	100.0	$208,943	100.0

Magnesia Specialties	32,404	100.0	32,118	100.0

Total	276,131	100.0	241,061	100.0

Gross profit:

Aggregates	37,255	15.3	34,335	16.4

Magnesia Specialties	7,103	21.9	5,407	16.8

Total	44,358	16.1	39,742	16.5

Selling, general & administrative expense:

Aggregates	19,438	8.0	18,419	8.8

Magnesia Specialties	4,154	12.8	4,327	13.5

Total	23,592	8.5	22,746	9.4

Earnings from operations:

Aggregates	17,734	7.3	15,598	7.5

Magnesia Specialties	2,412	7.4	466	1.5

Total	$20,146	7.3	$16,064	6.7

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2000 and 1999

      Other income and expenses, net, for the quarter ended March 31, was $1.3 million in income in 2000 compared with $5.4 million in 1999. In addition to several offsetting amounts, other income and expenses, net, are comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Further, in 1999, other income and expenses, net, included a non-recurring settlement from an antitrust claim.

      Interest expense was $10.2 million in the first quarter, compared to $9.2 million in the first quarter of 1999.

      The Corporation’s estimated effective income tax rate for the first three months was 35.3% in 2000 and 34.9% in 1999. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES  Net cash flow provided by operating activities during the first quarter of 2000 was $26.7 million compared with $29.2 million in the comparable period of 1999. The cash flow for both 2000 and 1999 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was $33.1 million and $29.4 million for the three months ended March 31, 2000 and 1999, respectively. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1999 net cash provided by operating activities was $223.7 million, compared with $29.2 million provided by operations in the first quarter of 1999.

      First quarter capital expenditures, exclusive of acquisitions, were $34.0 million in 2000 and $29.0 million in 1999. Capital expenditures are expected to be approximately $220 million for 2000, exclusive of acquisitions. Comparable full year capital expenditures were $137.8 million in 1999. During the first quarter 2000, the Corporation spent $14.2 million in continuation of its expansion strategy.

      The Corporation continues to rely upon internally generated funds and access to capital markets, including its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements. With respect to the Corporation’s ability to access the public market, currently, management has the authority to file a universal shelf registration statement with the Commission for up to $500 million in issuance of either debt or equity securities. It should be noted, however, that the Corporation has not determined the timing when, or the amount for which, it may file such shelf registration.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2000 and 1999

      The Corporation’s ability to borrow or issue debt securities is dependent, among other things, upon prevailing economic, financial and market conditions.

      Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2000. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-1” by Standard & Poor’s, “P-2” by Moody’s and “F-1” by Fitch IBCA, Inc. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2000 and 1999

ACCOUNTING CHANGES  The accounting changes that currently impact the Corporation are included in Note 6 to the Condensed Consolidated Financial Statements.

OTHER MATTERS  Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies  — including political, economic, regulatory, climatic, competitive, and technological — any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation’s other filings, which are made from time, to time with the Securities and Exchange Commission.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

(b)  No matters were submitted to a vote of security holders during the first quarter of 1999.

Item 5.  Other Information.

On March 23, 2000, the Corporation announced the resolution of a lawsuit brought by Vulcan Materials against Martin Marietta Materials Southwest, Inc. (a wholly-owned subsidiary of Martin Marietta Materials, Inc. that is formerly known as Redland Stone Products Company), headquartered in San Antonio, Texas and other defendants. All parties have resolved the issues in the case, have entered into mutual releases and have agreed to dismiss all claims and counterclaims.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

PART II — OTHER INFORMATION

(Continued)

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 2000 and 1999

27.01	Financial Data Schedule (for Securities and Exchange Commission use only)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

(Registrant)

Date: May 12, 2000

By: /s/ JANICE K. HENRY

Janice K. Henry
Senior Vice President, Chief
Financial Officer and Treasurer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2000

EXHIBIT INDEX

Exhibit No.	Document	Page

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter Ended March 31, 2000 and 1999

27.01	Financial Data Schedule (for Securities and Exchange Commission use only)