Form 10-Q
period 2000-06-30
MARTIN MARIETTA MATERIALS INC
filed 2000-08-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes [X]                     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2000

Common Stock, $.01 par value	46,763,803

Exhibit Index is on Page 20

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999

	(Dollars in Thousands)
ASSETS

Current assets:

Cash & cash equivalents	$3,363	$3,403

Accounts receivable, net	233,394	197,554

Inventories, net	192,787	172,865

Other current assets	27,717	29,543

Total Current Assets	457,261	403,365

Property, plant and equipment	1,728,253	1,653,208

Allowances for depreciation, depletion and amortization	(850,879)	(806,215)

Net property, plant and equipment	877,374	846,993

Cost in excess of net assets acquired	378,970	375,327

Other noncurrent assets	124,513	116,889

Total Assets	$1,838,118	$1,742,574

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total Current Liabilities	$236,518	$182,696

Long-term debt and commercial paper	601,748	602,011

Other noncurrent liabilities	186,899	183,861

Total Liabilities	1,025,165	968,568

Shareholders’ equity:

Common stock, par value $.01 per share	468	467

Additional paid-in capital	355,693	354,046

Retained earnings	456,792	419,493

Total Shareholders’ Equity	812,953	774,006

Total Liabilities and Shareholders’ Equity	$1,838,118	$1,742,574

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Dollars in Thousands, Except Per Share Data)

Net sales	$362,474	$328,865	$638,605	$569,926

Cost of sales	265,642	238,638	497,415	439,957

Gross Profit	96,832	90,227	141,190	129,969

Selling, general and administrative expense	24,664	24,919	48,256	47,665

Research and development	593	497	1,213	1,429

Earnings from Operations	71,575	64,811	91,721	80,875

Interest expense	(10,651)	(9,713)	(20,820)	(18,959)

Other income and expenses, net	3,810	8,654	5,156	14,032

Earnings before Taxes on Income	64,734	63,752	76,057	75,948

Taxes on Income	22,612	22,479	26,605	26,735

Net Earnings	$42,122	$41,273	$49,452	$49,213

Net Earnings Per Common Share

—Basic	$0.90	$0.88	$1.06	$1.05

—Diluted	$0.90	$0.88	$1.05	$1.05

Dividends Per Common Share	$0.13	$0.13	$0.26	$0.26

Average Number of Common Shares Outstanding

—Basic	46,751,001	46,684,229	46,738,229	46,659,901

—Diluted	47,045,402	47,030,911	46,965,231	46,966,449

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	June 30,

	2000	1999

	(Dollars in Thousands)

Net cash provided by operating activities	$72,272	$57,340

Investing activities:

Additions to property, plant and equipment	(73,307)	(59,844)

Acquisitions, net	(36,671)	(2,867)

Other investing activities, net	4,175	(7,825)

Net cash used for investing activities	(105,803)	(70,536)

Financing activities:

Net principal (repayments)/borrowings on long-term debt	(7,887)	135

Dividends paid	(12,153)	(12,134)

Loans payable	52,295	9,000

Issuance of common stock	1,236	1,407

Net cash provided by (used for) financing activities	33,491	(1,592)

Net decrease in cash and cash equivalents	(40)	(14,788)

Cash and cash equivalents, beginning of period	3,403	14,586

Cash and cash equivalents (book overdraft), end of period	$3,363	$(202)

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six-months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

	June 30,	December 31,
	2000	1999

	(Dollars in Thousands)

Finished products	$162,546	$143,776

Product in process and raw materials	10,370	9,972

Supplies and expendable parts	27,356	25,862

	200,272	179,610

Less allowances	(7,485)	(6,745)

Total	$192,787	$172,865

3.	Long-Term Debt

	June 30,	December 31,
	2000	1999

	(Dollars in Thousands)

6.9% Notes, due 2007	$124,958	$124,956

7% Debentures, due 2025	124,220	124,215

5.875% Notes, due 2008	199,099	199,059

Commercial paper, interest rates ranging from 5.50% to 7.16%	225,000	180,000

Acquisition notes, interest rates ranging from 5.50% to 10.00%	5,014	12,395

Other notes	8,349	1,108

	686,640	641,733

Less current maturities	(84,892)	(39,722)

Total	$601,748	$602,011

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Long-Term Debt (continued)

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at June 30, 2000. However, these agreements support commercial paper borrowings of $225.0 million outstanding at June 30, 2000, of which $150.0 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At August 1, 2000, $205.0 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9 of this Form 10-Q.

The Corporation’s interest payments were approximately $21.7 million in 2000 and $18.2 million in 1999 for the six months ended June 30.

4.	Income Taxes

The Corporation’s effective income tax rate was 35.0% in 2000 and 35.2% in 1999. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

The Corporation’s income tax payments were approximately $15.8 million in 2000 and $11.2 million in 1999, for the six months ended June 30.

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

FORM 10-Q
For the Quarter Ended June 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Other Matters

In June 1998, the FASB issued the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which was required to be adopted in years beginning after June 15, 1999. The FASB amended FAS 133 and issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (“FAS 137”), which was issued in June 1999. FAS 137 deferred the effective date of adoption of FAS 133 until all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued the Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities an Amendment of FASB Statement of No. 133, (“FAS 138”). FAS 138 is required to be adopted concurrently with FAS 133. Because of the Corporation’s minimal use of derivatives, if any, management does not anticipate that the adoption of FAS 133 and FAS 138 will have a significant impact on net earnings or the financial position of the Corporation.

7.	Classifications

Certain amounts for the prior year have been reclassified to conform to the 2000 presentation with no affect on previously reported net earnings or financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2000 and 1999

OVERVIEW  Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, sandstone, limestone, and other aggregates products from a network of approximately 300 quarries and distribution facilities in more than 20 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahama Islands and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation is vertically integrated in other construction materials businesses in Louisiana, Arkansas and Texas, as a result of acquisitions of asphalt production facilities, ready mixed concrete operations and road construction companies. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS  Consolidated net sales for the quarter were $362.5 million, a 10% increase over 1999 second quarter sales of $328.9 million. Consolidated earnings from operations were $71.6 million in the second quarter of 2000 compared with $64.8 million in the second quarter of 1999. Consolidated net earnings for the quarter were $42.1 million, or $0.90 per diluted share, compared to 1999 second quarter net earnings of $41.3 million, or $0.88 per diluted share.

      Sales for the first six months of 2000 increased 12% to $638.6 million, from $569.9 million for the year-earlier period. For the six-months ended June 30, 2000, net earnings increased slightly to $49.5 million, or $1.05 per diluted share, from net earnings for the comparable prior-year period of $49.2 million, also $1.05 per diluted share. On a year-to-date basis, other income and expenses, net, was $8.8 million less than the prior year, while operating earnings increased $10.8 million or 13%.

      Sales for the Aggregates division increased 11% to $328.9 million for the second quarter, compared with the year-earlier period, while the division’s earnings from operations for the quarter were $68.7 million, an increase of 7% from the year-earlier period. Operating margin for the division was 20.9%, compared with 21.6% in the prior quarterly period. The increase in sales for the division results from an almost 4% increase in aggregates shipments coupled with an approximately 3% increase in average selling prices during the quarter. However, operating margins were negatively affected by higher fuel costs, acquisitions of lower margin asphalt products operations and prolonged wet weather in certain operating areas. In fact, the sharp escalation of energy-related costs had a significant impact on earnings. Diesel fuel, which is used primarily to operate mobile equipment in quarry production, has increased in price by about 125% between January 1999 and June 2000. The combined cost of diesel fuel, liquid asphalt and natural gas used in our heritage business increased $4.9 million in the second quarter and $9.2 million year-to-date. In addition, barge freight costs have increased, primarily caused by an increase in fuel prices, by $1.6 million for the six-month period. However, in spite of an approximately 2% decline in aggregates shipments volume and other previously-mentioned factors, heritage aggregates operations, which are typically those businesses included in prior-year operations for the full year, experienced an 80 basis point improvement in operating margins. Year-to-date sales of $572.2 million and earnings from operations of $86.4 million exceeded the prior-year period by 13% and 9%, respectively.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2000 and 1999

      Seasonal changes and other weather-related conditions significantly affect the Aggregates division’s business. Therefore, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer and fall seasons. Unusually wet weather experienced during the second quarter 2000 has continued into July and the early part of August, 2000 in some of the Corporation’s markets. Further, as expected, softening in residential construction and softening in commercial construction in some market areas coupled with adverse weather conditions continues to negatively impact construction activity levels. Consequently, heritage aggregates shipment levels are below management’s expectations to date. As a result, management currently believes that the Corporation’s heritage annual aggregates shipment growth, which was flat through the six-months ended June 30, 2000, will increase moderately by 0% to 2% for the second half of 2000. Management continues to believe that average selling prices for heritage aggregates operations will increase 3% to 4%, outpacing potential increases in production costs in 2000 for comparable heritage aggregates operations. However, higher-than-expected costs for diesel fuel, liquid asphalt and natural gas, which had a significantly negative impact on the first six months of 2000, are expected to continue to affect earnings for the remainder of the year. In fact, the average cost per gallon for diesel fuel in July 2000 is 47% higher than July 1999.

      The Magnesia Specialties division had second quarter 2000 sales of $33.5 million, a slight increase of approximately 2% compared with the second quarter of 1999. The division’s second quarter earnings from operations increased to $2.9 million from $0.8 million in the second quarter of 1999. The Magnesia Specialties division’s increased sales and earnings in the second quarter resulted from improving steel industry performance, continued strong chemicals sales and a better balance between production and shipments. For the first six months of 2000, sales were $65.9 million and earnings from operations were $5.3 million, an increase of $0.9 million and $4.0 million, respectively, from the prior-year period.

      The Magnesia Specialties division continues to experience improvements in sales and earnings; however, this business segment is not core to the Corporation. Therefore, the Corporation’s management continues to evaluate its strategic alternatives with respect to the Magnesia Specialties division; and, in that regard, the Corporation has retained Banc of America Securities to act as financial advisors in connection with a possible sale of the division. However, there can be no assurance that management will complete a sale of the division.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Second Quarter and Six-Months Ended June 30, 2000 and 1999

      The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the second quarter and six-months ended June 30, 2000 and 1999. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

	Three-Months Ended June 30,

	(Dollars in thousands)

	2000		1999

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$328,943	100.0	$295,978	100.0

Magnesia Specialties	33,531	100.0	32,887	100.0

Total	362,474	100.0	328,865	100.0

Gross profit:

Aggregates	89,183	27.1	84,616	28.6

Magnesia Specialties	7,649	22.8	5,611	17.1

Total	96,832	26.7	90,227	27.4

Selling, general & administrative expense:

Aggregates	20,374	6.2	20,638	7.0

Magnesia Specialties	4,290	12.8	4,281	13.0

Total	24,664	6.8	24,919	7.6

Earnings from operations:

Aggregates	68,724	20.9	64,033	21.6

Magnesia Specialties	2,851	8.5	778	2.4

Total	$71,575	19.7	$64,811	19.7

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Second Quarter and Six-Months Ended June 30, 2000 and 1999

	Six-Months Ended June 30,

	(Dollars in Thousands)

	2000		1999

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$572,670	100.0	$504,921	100.0

Magnesia Specialties	65,935	100.0	65,005	100.0

Total	638,605	100.0	569,926	100.0

Gross profit:

Aggregates	126,438	22.1	118,951	23.6

Magnesia Specialties	14,752	22.4	11,018	16.9

Total	141,190	22.1	129,969	22.8

Selling, general & administrative expense:

Aggregates	39,812	7.0	39,057	7.7

Magnesia Specialties	8,444	12.8	8,608	13.2

Total	48,256	7.6	47,665	8.4

Earnings from operations:

Aggregates	86,458	15.1	79,631	15.8

Magnesia Specialties	5,263	8.0	1,244	1.9

Total	$91,721	14.4	$80,875	14.2

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Second Quarter and Six-Months Ended June 30, 2000 and 1999

      Other income and expenses, net, for the quarter ended June 30, was $3.8 million in income in 2000 compared with $8.7 million in income in 1999. In addition to several offsetting amounts, other income and expenses, net, are comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Further, in 2000, other income and expenses, net, included a nonrecurring insurance settlement related to Hurricane Floyd, while other income and expenses, net, in 1999, included a nonrecurring settlement from an antitrust claim. On a year-to-date basis, other income and expenses, net, was $5.2 million as compared to $14.0 million in the prior-year period

      Interest expense was $10.7 million in the second quarter of 2000, compared to $9.7 million in the second quarter of 1999. Interest expense was $20.8 million and $19.0 million for the six-months ended June 30, 2000 and 1999, respectively.

      The Corporation’s estimated effective income tax rate was 35.0% in 2000 and 35.2% in 1999. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES  Net cash flow provided by operating activities during the first six months of 2000 was $72.3 million compared with $57.3 million in the comparable period of 1999. The cash flow for both 2000 and 1999 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was $67.0 million and $59.1 million for the six-months ended June 30, 2000 and 1999, respectively. Amortization of goodwill and other intangibles, included in depreciation, depletion and amortization, was $11.2 million and $9.0 million for the six-months ended June 30, 2000 and 1999, respectively. The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1999 net cash provided by operating activities was $223.7 million, compared with $57.3 million provided by operations in the six-months ended June 30, 1999.

      Six-month capital expenditures, exclusive of acquisitions, were $73.3 million in 2000 and $59.8 million in 1999. Capital expenditures, exclusive of acquisitions, are expected to be approximately $175 million for 2000, which is $45 million less than previously anticipated. Comparable full year capital expenditures were $137.8 million in 1999. During the six-months ended June 30, 2000, the Corporation spent $36.7 million for acquisitions in continuation of its internal expansion strategy.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Second Quarter and Six-Months Ended June 30, 2000 and 1999

      The Corporation continues to rely upon internally generated funds and access to capital markets, including its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements. The Corporation has signed amendments to its revolving credit agreements which, among other things, modified certain restrictive covenants relating to leverage and extended the term of the 364-day agreement to August, 2001.

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

MARTIN MARIETTA MATERIALS, INC AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Second Quarter and Six-Months Ended June 30, 2000 and 1999

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
For the Quarter Ended June 30, 2000

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 23, 2000, the shareholders of Martin Marietta Materials, Inc.:

(a)	Elected William E. McDonald, Frank H. Menaker, Jr. and Richard A. Vinroot to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2003. The following table sets forth the votes for each director.

	Votes Cast For	Withheld

William E. McDonald	41,076,333	465,813

Frank H. Menaker, Jr.	41,068,415	473,731

Richard A. Vinroot	40,537,631	1,004,515

(b)	Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 2000. The voting results for this ratification were 41,385,620 — For; 57,199 — Against; and 99,327 — Abstained.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

PART II — OTHER INFORMATION

(Continued)

Item 5.  Other Information.

On May 23, 2000, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.13 per share on the Corporation’s common stock. This dividend, which represents a cash payout of $0.52 per share on an annualized basis, was payable June 30, 2000, to shareholders of record at the close of business on June 1, 2000.

On May 24, 2000, the Corporation announced that the Board of Directors had elected Dan Shephard as Vice President and Treasurer of the Corporation at its meeting on May 23, 2000.

On June 30, 2000, the Corporation announced the acquisition of the A.B. Long Quarries, Inc. located in Harriman, Tennessee, in the Knoxville area. The quarry mines limestone and has annual capacity in excess 750,000 tons, with mineral reserves in excess of a 20-year supply. The Corporation also announced the purchase of Texarkana Asphalt, Inc., in Texarkana, Texas. This facility operates a rail-served aggregates distribution yard in Texarkana and operates two asphalt plants located in Texarkana and Prescott, Arkansas, with annual capacity in excess of 700,000 tons, and performs construction in Northeast Texas and Southern Arkansas. In another separate transaction, the Corporation purchased a rail distribution yard near Wilmington, North Carolina, which serves the area between Wilmington and Myrtle Beach, South Carolina. All three purchases were cash for assets transactions, with the purchase price not disclosed.

On July 17, 2000, the Corporation announced that it had signed a long-term agreement with Chemical Lime Company to process aggregates materials and provide certain operating services at its New Braunfels, Texas, location.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

PART II — OTHER INFORMATION

(Continued)

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Document

10.01	Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan
10.02	Amended and Restated Revolving Credit Agreement dated August 9, 2000
10.03	Amendment No. 3 to Credit Agreement dated August 9, 2000
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Six-Months Ended June 30, 2000 and 1999
27.01	Financial Data Schedule (for Securities and Exchange Commission use only)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

(Registrant)

Date: August 14, 2000

By: /s/ JANICE K. HENRY

Janice K. Henry
Senior Vice President and Chief
Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2000

EXHIBIT INDEX

Exhibit No.	Document

10.01	Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan

10.02	Amended and Restated Revolving Credit Agreement dated as of August 9, 2000

10.03	Amendment No. 3 to Credit Agreement dated August 9, 2000

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter Ended June 30, 2000 and 1999

27.01	Financial Data Schedule (for Securities and Exchange Commission use only)