Form 10-Q
period 2000-09-30
MARTIN MARIETTA MATERIALS INC
filed 2000-11-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes [X]                     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2000

Common Stock, $.01 par value	46,765,903

Exhibit Index is on Page 21

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Dollars in Thousands)
ASSETS

Current assets:
Cash & cash equivalents	$5,355	$3,403
Accounts receivable, net	231,143	197,554
Inventories, net	192,381	172,865
Other current assets	34,632	29,543

Total Current Assets	463,511	403,365

Property, plant and equipment	1,764,517	1,653,208
Allowances for depreciation, depletion and amortization	(873,223)	(806,215)

Net property, plant and equipment	891,294	846,993
Cost in excess of net assets acquired	375,399	375,327
Other noncurrent assets	124,084	116,889

Total Assets	$1,854,288	$1,742,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$216,577	$182,696
Long-term debt and commercial paper	601,313	602,011
Other noncurrent liabilities	187,798	183,861

Total Liabilities	1,005,688	968,568

Shareholders’ equity:
Common stock, par value $.01 per share	468	467
Additional paid-in capital	355,836	354,046
Retained earnings	492,296	419,493

Total Shareholders’ Equity	848,600	774,006

Total Liabilities and Shareholders’ Equity	$1,854,288	$1,742,574

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Dollars in Thousands, Except Per Share Data)
Net sales	$380,305	$353,792	$1,018,910	$923,718
Cost of sales	284,879	254,131	782,294	694,088

Gross Profit	95,426	99,661	236,616	229,630

Selling, general & administrative expense	24,012	23,364	72,268	71,029
Research and development	570	685	1,783	2,114

Earnings from Operations	70,844	75,612	162,565	156,487

Interest expense	(10,680)	(9,797)	(31,500)	(28,756)
Other income and expenses, net	1,688	2,229	6,844	16,261

Earnings before Taxes on Income	61,852	68,044	137,909	143,992
Taxes on income	19,801	24,093	46,406	50,828

Net Earnings	$42,051	$43,951	$91,503	$93,164

Net earnings per share
—Basic	$0.90	$0.94	$1.96	$2.00

—Diluted	$0.90	$0.94	$1.95	$1.98

Dividends per share	$0.14	$0.13	$0.40	$0.39

Average number of common shares outstanding
—Basic	46,763,155	46,677,260	46,746,598	46,665,751

—Diluted	46,962,201	46,990,461	46,964,281	46,974,517

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	September 30,

	2000	1999

	(Dollars in Thousands)
Net cash provided by operating activities	$155,415	$146,594

Investing activities:
Additions to property, plant and equipment	(117,887)	(102,694)
Acquisitions, net	(36,671)	(58,506)
Other investing activities, net	6,930	(2,000)

Net cash used for investing activities	(147,628)	(163,200)

Financing activities:
Repayments on long-term debt	(8,314)	(260)
Dividends paid	(18,700)	(18,205)
Loans payable	19,810	25,383
Issuance of common stock	1,369	1,636
Repurchase of common stock	—	(5,935)

Net cash (used for) provided by financing activities	(5,835)	2,619

Net increase (decrease) in cash and cash equivalents	1,952	(13,987)
Cash and cash equivalents, beginning of period	3,403	14,586

Cash and cash equivalents, end of period	$5,355	$599

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine-months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.	Proposed Acquisition of Meridian Aggregates Company.

On September 6, 2000, the Corporation announced that it will purchase the remaining interests of Meridian Aggregates Company (“Meridian”) under the purchase option terms of the original October, 1998 investment agreement. The purchase, which is structured as an asset transaction and is expected to be completed in early 2001, will give the Corporation 100% ownership of Meridian. The estimated $235 million purchase price, which is subject to actual results and certain other adjustments, includes the original October, 1998 investment of $42 million and assumes that the outstanding debt of Meridian will be repaid. In addition, the Corporation will assume normal balance sheet liabilities in connection with the acquisition. The business combination, when consummated, will be accounted for under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations”. The goodwill resulting from this transaction will be amortized over 30 years consistent with the Corporation’s accounting policy for a transaction of Meridian’s size.

3.	Inventories

	September 30,	December 31,
	2000	1999

	(Dollars in Thousands)
Finished products	$162,752	$143,776
Product in process and raw materials	10,127	9,972
Supplies and expendable parts	27,325	25,862

	200,204	179,610
Less allowances	(7,823)	(6,745)

Total	$192,381	$172,865

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	September 30,	December 31,
	2000	1999

	(Dollars in Thousands)
6.9% Notes, due 2007	$124,959	$124,956
7% Debentures, due 2025	124,223	124,215
5.875% Notes, due 2008	199,120	199,059
Commercial paper, interest rates ranging from 5.50% to 6.80%	195,000	180,000
Acquisition notes, interest rates ranging from 5.50% to 10.00%	4,677	12,395
Other notes	5,773	1,108

	653,752	641,733
Less current maturities	(52,439)	(39,722)

Total	$601,313	$602,011

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at September 30, 2000. However, these agreements support commercial paper borrowings of $195 million outstanding at September 30, 2000, of which $150 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At November 1, 2000, $180 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9 of this Form 10-Q.

The Corporation’s interest payments were approximately $29.5 million in 2000 and $24.5 million in 1999 for the nine-months ended September 30.

5.	Income Taxes

The Corporation’s effective income tax rate for the first nine months was 33.6% in 2000 and 35.3% in 1999. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

The Corporation’s income tax payments were approximately $33.9 million in 2000 and $45.7 million in 1999, for the nine months ended September 30.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

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

7.	Other Matters

Effective July 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (“FAS 137”) and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133, (“FAS 138”). The adoption of FAS 133 and FAS 138 did not have an impact on net earnings or the financial position of the Corporation, because the Corporation does not have any hedging activities, derivatives instruments or material contracts that were subject to these accounting standards.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), is required to be adopted during the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Corporation expects to adopt SAB 101 for the quarter ended December 31, 2000. The Corporation recognizes substantially all revenues, net of discounts, if any, when finished products are shipped to customers or services have been rendered, with appropriate provision for uncollectible amounts. Therefore, the adoption of SAB 101 should have no effect on the Corporation’s current or previously reported net sales, net earnings or financial position.

The Corporation expects to adopt Emerging Issues Task Force Issue No. 00-10: Accounting for Shipping and Handling Fees and Costs (“EITF 00-10”), beginning with the fourth quarter 2000 reporting. EITF 00-10 requires that amounts billed to customers for shipping and handling should be classified as revenue and that the related costs should be included in costs of goods sold. Generally, the Corporation’s customers accept the aggregates products that they purchase at the quarry location using their own transportation. However, in certain circumstances, the Corporation will arrange for transportation of the purchased aggregates products to the customer. In such cases, the customer is billed for certain freight and delivery charges.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Corporation currently offsets the collected revenue related to freight and delivery charges against the freight and delivery costs billed from the transportation provider. Freight and delivery costs for the nine-months ended September 30, 2000 and 1999, were $155.9 million and $147.9 million, respectively. Full year 1999 freight and delivery costs were $201.1 million. The Corporation will report freight and delivery charges as net sales and the related cost of freight and delivery will be reported as cost of sales beginning with the reporting of the operating results for the quarter and year ended December 31, 2000. While gross profit is not expected to change from amounts that would have been reported prior to the adoption of EITF 00-10, gross profit margins are expected to decrease as a result of an increase in reported net sales. Prior annual and quarterly periods will be restated upon adoption.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”). FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and should be applied prospectively. Certain disclosures for securitized financial assets are required for the December 31, 2000 annual reporting. The adoption of FAS 140 is not expected to have a significant impact, if any, on net earnings or the financial position of the Corporation.

8.	Reclassifications

Certain amounts for the prior year have been reclassified to conform to the 2000 presentation with no affect on previously reported net earnings or financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter and Nine-Months Ended September 30, 2000 and 1999

OVERVIEW  Martin Marietta Materials, Inc., (the “Corporation”) operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, sandstone, limestone, and other aggregates products from a network of approximately 300 quarries and distribution facilities in more than 20 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahama Islands and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation vertically integrated in other construction materials businesses in Louisiana, Arkansas and Texas, as a result of acquisitions of asphalt production, ready mixed concrete operations and road construction companies. The magnesia-based products segment produces refractory materials and dolomitic lime used in domestic and foreign basic steel production and produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

RESULTS OF OPERATIONS  Consolidated net sales for the quarter were $380.3 million, a 7% increase over 1999 third quarter sales of $353.8 million. Consolidated earnings from operations were $70.8 million for the quarter ended September 30, 2000 compared with $75.6 million for the quarter ended September 30, 1999. Consolidated net earnings for the quarter were $42.1 million, or $0.90 per diluted share, compared to 1999 third quarter net earnings of $44.0 million, or $0.94 per diluted share. Sales increased as a result of strong price increases and acquisition activity in 1999 and 2000. However, high energy-related costs continued to have a negative impact on earnings during the quarter.

      Sales for the first nine months of 2000 increased 10% to $1.019 billion, from $923.7 million for the year-earlier period. Earnings from operations increased 4% to $162.6 million for the nine-months ended September 30, 2000, compared with $156.5 million for the same period in 1999. Year-to-date 2000 net earnings were $91.5 million, or $1.95 per diluted share, compared with $93.2 million, or $1.98 per diluted share, for the year-earlier period. Interest expense of $31.5 million for the nine-months ended 2000 increased 10% when compared with 1999 due to the effect of the current interest rate environment and higher levels of debt.

      Sales for the Aggregates division increased 8% during the third quarter of 2000 to $347.0 million from 1999 third quarter sales of $320.4 million. Earnings from operations for the third quarter of 2000 were $68.9 million, compared with $72.6 million during third quarter 1999. Gross margin as a percentage of sales at heritage operations for aggregates and asphalt products combined was slightly better than the prior-year period in spite of cost pressures from energy. Selling, general and administrative expenses improved to 5.7% of Aggregates division sales for the quarter compared with 5.9% for the previous year’s third quarter. Operating margin for the division was 19.9%, compared with 22.7% in the prior year’s quarterly period, principally due to the negative impact of energy-related costs and lower margins related to certain acquired operations.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
Third Quarter and Nine-Months Ended September 30, 2000 and 1999

Energy-related costs include diesel fuel used to operate trucks and loaders in quarry production, natural gas and liquid asphalt used in asphalt production, and waterborne freight costs. The estimated combined cost of oil and natural gas-based products used in the Company’s heritage business increased $6.4 million in the third quarter and $15.2 million year-to-date when compared with the prior year period. In addition, waterborne freight costs have increased an estimated $3.4 million for the nine-month period, primarily as a result of an increase in fuel prices.

      Total shipments for the quarter of 46.9 million tons remained relatively flat when compared with the third quarter 1999. However, heritage aggregates shipments volume during the third quarter declined 4.6% to 44.4 million tons as a result of lower demand for commercial and residential construction due to rising interest rates, as well as slower-than-anticipated rollout of TEA-21 infrastructure demand. Wet weather conditions in North Carolina also had a negative impact. Average selling prices for heritage aggregates operations have increased almost 4% for the quarter and nine-months ended September 30, 2000.

	Three-Months Ended		Nine-Months Ended
	September 30, 2000		September 30, 2000

	Volume	Pricing	Volume	Pricing

Aggregates Products Operations
Volume/Pricing Variance (1)

Heritage Aggregates Operations (2)	(4.6%)	3.8%	(1.9%)	3.8%
Aggregates division (3)	(0.4%)	3.9%	3.0%	3.5%

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Shipments (000’s tons)

Heritage Aggregates Operations (2)	44,434	46,567	118,977	121,251
Acquisitions	2,514	555	6,598	640

Aggregates division (3)	46,948	47,122	125,575	121,891

      Year-to-date sales of $919.7 million and earnings from operations of $155.4 million exceeded the prior-year period by 11% and 2%, respectively.

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.
(3)	Aggregates division includes all acquisitions from the date of acquisition.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
Third Quarter and Nine-Months Ended September 30, 2000 and 1999

      Seasonal changes and other weather-related conditions significantly affect the Aggregates division’s business. Therefore, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Unusually wet weather experienced, principally in North Carolina, in the second quarter 2000 continued into July, the early part of August as well as in September. Further softening in commercial construction in some market areas, and unexpected delays in the ramp-up of TEA-21 spending on a state-by-state basis continues to negatively impact construction activity levels. Therefore, management believes that heritage annual aggregates shipments growth will decline slightly for 2000. Management also continues to believe that average selling prices for the year 2000 for heritage aggregates operations will increase 3% to 4%. Costs will continue at present levels due to significant increases for diesel fuel, liquid asphalt and natural gas.

      The outlook for 2001 is positive for highways and other infrastructure projects, even though the rate of ramp-up related to TEA-21 spending will vary from state to state. However, residential and commercial construction building is expected to decline from current levels. The net result, based on current forecasts, is a flat to 2% volume growth for heritage aggregates operations in 2001, coupled with a 3% to 4% price increase. Management expects that production costs per ton for heritage aggregates operations will increase based on a moderate inflationary effect, assuming no reduction in energy-related costs. However, the rate of increase in the production costs per ton will be less than the expected increase in average selling prices. The Corporation expects, in 2001, to emphasize increasing operating cash flows. As part of this emphasis, the Corporation will, among other things, focus on controlling the increase in inventory levels, which were $18.2 million and $13.8 million for the nine-months ended September 30, 2000 and 1999, respectively. Due to the high level of fixed costs associated with aggregates production, operating leverage can be substantial. Therefore, attempts to control increases in inventory levels, if achieved, would impact earnings. Management cannot guarantee that its efforts will increase operating cash flows in 2001. As announced in its September 6, 2000, press release, management expects that the acquisition of Meridian will be neutral to slightly accretive to 2001 earnings.

      Management cannot guarantee that the Corporation will achieve its expectations for 2001. The achievement of the 2001 expectations would be affected by many factors including, but not limited to, near-term general economic conditions, energy prices, and the interest rate environment. In addition, management’s outlook for 2001 is dependent on the economic, climatic, and construction-related environment in the Corporation’s markets, particularly in our largest revenue-generating states, namely North Carolina, Texas, Ohio, Iowa, Georgia and Indiana.

      The Magnesia Specialties division’s third quarter 2000 sales of $33.3 million which were flat, as expected, when compared with the year-earlier period. The division’s third quarter earnings from operations were $1.9 million and $3.0 million, respectively, for 2000 and 1999. The decline in operating earnings results principally from higher energy-related costs for natural gas. Year-to-date sales were $99.2 million and earnings from operations were $7.2 million, increases of 1% and 69%, respectively.

      The Magnesia Specialties division is not core to the Corporation. Therefore, the Corporation’s management continues to evaluate its strategic alternatives with respect to the Magnesia Specialties division, and in that regard, the Corporation has retained Banc of America Securities to act as financial advisors in connection with a possible sale of the division. However, there can be no assurance that management will complete a sale of the division.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2000 and 1999

      The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the nine-months ended September 30, 2000 and 1999. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

	Three-Months Ended
	September 30,

	(Dollars in Thousands)

	2000		1999

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$347,050	100.0	$320,436	100.0
Magnesia Specialties	33,255	100.0	33,356	100.0

Total	380,305	100.0	353,792	100.0

Gross profit:
Aggregates	88,711	25.6	91,692	28.6
Magnesia Specialties	6,715	20.2	7,969	23.9

Total	95,426	25.1	99,661	28.2

Selling, general & administrative expense:
Aggregates	19,681	5.7	18,986	5.9
Magnesia Specialties	4,331	13.0	4,378	13.1

Total	24,012	6.3	23,364	6.6

Earnings from operations:
Aggregates	68,955	19.9	72,631	22.7
Magnesia Specialties	1,889	5.7	2,981	8.9

Total	$70,844	18.6	$75,612	21.4

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2000 and 1999

	Nine-Months Ended
	September 30,

	(Dollars in Thousands)

	2000		1999

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$919,720	100.0	$825,357	100.0
Magnesia Specialties	99,190	100.0	98,361	100.0

Total	1,018,910	100.0	923,718	100.0

Gross profit:
Aggregates	215,149	23.4	210,643	25.5
Magnesia Specialties	21,467	21.6	18,987	19.3

Total	236,616	23.2	229,630	24.9

Selling, general & administrative expense:
Aggregates	59,493	6.5	58,043	7.0
Magnesia Specialties	12,775	12.9	12,986	13.2

Total	72,268	7.1	71,029	7.7

Earnings from operations:
Aggregates	155,413	16.9	152,262	18.4
Magnesia Specialties	7,152	7.2	4,225	4.3

Total	$162,565	16.0	$156,487	16.9

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2000 and 1999

      Other income and expenses, net, for the quarter ended September 30, was $1.7 million in income in 2000 compared with $2.2 million in income in 1999. In addition to several offsetting amounts, other income and expenses, net, are comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Other income and expenses, net, for the nine-months ended September 30, was $6.8 million in income in 2000 and $16.3 million in income in 1999. In 2000, other income includes a nonrecurring insurance settlement related to Hurricane Floyd, while other income and expenses, net, in 1999, included a nonrecurring settlement from an antitrust claim.

      Interest expense was $10.7 million in the third quarter, compared to $9.8 million in the third quarter of 1999.

      The Corporation’s estimated effective income for the first nine months was 33.6% in 2000 and 35.3% in 1999. The reduction in the estimated effective tax rate to 33.6% reflects the benefit of better-than-anticipated percentage depletion from the Redland Stone acquisition, credit carry forwards on certain other acquisitions, as well as continued focus on appropriate tax minimization strategies. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES  Net cash flow provided by operating activities during the nine-months ended September 30, 2000 was $155.4 million compared with $146.6 million in the comparable period of 1999. The cash flow for both 2000 and 1999 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in thousands):

	Three-Months		Nine-Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Depreciation	$27.2	$24.8	$80.7	$72.3
Depletion	1.4	1.3	3.7	3.9
Amortization	5.9	4.7	17.0	13.7

	$34.5	$30.8	$101.4	$89.9

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2000 and 1999

      The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 1999 net cash provided by operating activities was $223.7 million, compared with $146.6 million provided by operations in the nine-months ended September 30, 1999.

      Nine-month capital expenditures, exclusive of acquisitions, were $117.9 million in 2000 and $102.7 million in 1999. Capital expenditures are expected to be approximately $175 million for 2000, exclusive of acquisitions. Comparable full-year capital expenditures were $137.8 million in 1999. During the first nine-months ended September 30, 2000, the Corporation spent $36.7 million for acquisitions in continuation of its expansion strategy.

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

      Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2000. The Corporation will initially finance the acquisition of Meridian through its existing commercial paper program; however, the Corporation may access the public markets to reduce the increased amount of commercial paper obligations resulting from this transaction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2000 and 1999

Further, the Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, in addition to Meridian, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s, “P-2” by Moody’s and “F-1” by Fitch-The International Rating Agency. The Corporation’s senior unsecured debt was downgraded from “A” to “A-” and its commercial paper obligations were lowered from “A-1” to “A-2” by Standards & Poor’s, as a result of the additional debt required to finance the acquisition of Meridian. Fitch-The International Rating Agency has placed the Corporation on Rating Watch Negative, also as a result of the pending Meridian acquisition. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

ACCOUNTING CHANGES  The accounting changes that currently impact the Corporation are included in Note 7 to the Condensed Consolidated Financial Statements.

OTHER MATTERS  Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies – including political, economic, regulatory, climatic, competitive, and technological – any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation’s other filings, which are made from time, to time with the Securities and Exchange Commission.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

Item 4.  Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2000.

Item 5.  Other Information.

On August 18, 2000, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.14 per share on the Corporation’s common stock. This dividend, which represents a cash payout of $0.56 per share on an annualized basis, was payable September 29, 2000, to shareholders of record at the close of business on September 30, 2000.

On August 24, 2000, the Corporation announced that it had made an additional investment in Industrial Microwave Systems, Inc. (IMS), as a part of Series C financing for this startup company, which is located in Morrisville, NC. IMS manufactures patented microwave systems for industrial drying and food processing applications.

On September 6, 2000, the Corporation announced that it will purchase the remaining interests of Meridian Aggregates Company under the purchase option terms of the original October, 1998 investment agreement. The purchase which is structured as an asset transaction and is expected to be completed in late 2000 or early 2001, will give the Corporation 100% ownership of Meridian.

On October 4, 2000, the Corporation announced that it expects operating earnings to be lower than the record 1999 earnings.

On October 17, 2000, the Corporation reported financial results for the third quarter and nine-months ended September 30, 2000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

PART II — OTHER INFORMATION

(Continued)

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended September 30, 2000 and 1999
27.01	Financial Data Schedule (for Securities and Exchange Commission use only)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

(Registrant)

Date: November 14, 2000

By: /s/ JANICE K. HENRY

Janice K. Henry
Senior Vice President and Chief
Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

EXHIBIT INDEX

Exhibit No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter Ended September 30, 2000 and 1999
27.01	Financial Data Schedule (for Securities and Exchange Commission use only)