Form 10-K405
period 2000-12-31
MARTIN MARIETTA MATERIALS INC
filed 2001-03-22
CIK 916076

2000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from      to

Commission file number 1-12744
MARTIN MARIETTA MATERIALS, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1848578 (I.R.S. employer identification no.)

2710 Wycliff Road, Raleigh, North Carolina (Address of principal executive offices)	27607-3033 (Zip Code)

Registrant’s telephone number, including area code: (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01 per share) (including rights attached thereto)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on March 16, 2001 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,538,580,718. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of each of the Registrant’s classes of common stock on March 16, 2001 as follows:

      Common Stock (par value $.01 per share) 47,302,457 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 2001 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

PART I

ITEM 1. BUSINESS

General

      Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial and residential. The Company also manufactured and marketed in 2000 magnesia-based products, including heat-resistant refractory products for the steel industry, chemicals products for industrial, agricultural and environmental uses, and dolomitic lime. In 2000, the Company’s aggregates business accounted for 90% of the Company’s total revenues and the Company’s magnesia-based products segment accounted for 10% of the Company’s total revenues.

      The Company was formed in November 1993 as a North Carolina corporation to be the successor to substantially all of the assets and liabilities of the materials group of Martin Marietta Corporation and its subsidiaries. An initial public offering of a portion of the common stock of the Company (the “Common Stock”) was completed in February 1994 whereby 8,797,500 shares of Common Stock (representing approximately 19% of the shares outstanding) were sold at an initial public offering price of $23 per share. Lockheed Martin Corporation, which was formed as the result of a business combination between Martin Marietta Corporation and Lockheed Corporation in March 1995, owned approximately 81% of the Common Stock directly and through its wholly-owned subsidiary, Martin Marietta Investments Inc., until October 1996.

      In October 1996, the outstanding Common Stock of Martin Marietta Materials that was held by Lockheed Martin Corporation became available to the public market when Lockheed Martin disposed of its 81% ownership interest. This transaction was completed by means of a tax-free exchange offer pursuant to which Lockheed Martin stockholders were given the opportunity to exchange shares of Lockheed Martin common stock for shares of the Company’s Common Stock, which resulted in 100% of the outstanding shares of Common Stock being publicly traded.

      On May 28, 1997, the Company purchased all of the outstanding common stock of American Aggregates Corporation (“American Aggregates”) along with certain other assets from American Aggregates’ former parent, CSR America, Inc., for an acquisition price of approximately $242 million in cash plus certain assumed liabilities (the “American Aggregates Acquisition”). The American Aggregates Acquisition included the Ohio and Indiana operations of American Aggregates with 29 production facilities and increased the Company’s annual production capacity by more than 25.0 million tons — in addition to adding over 1.0 billion tons of mineral reserves, of which approximately 700.0 million were zoned for production, and 11,000 acres of property. American Aggregates is a leading supplier of aggregates products in Indianapolis, Cincinnati, Dayton and Columbus.

      On December 4, 1998, the Company acquired the common stock of Redland Stone Products Company (“Redland Stone”) from an affiliate of Lafarge SA for $272 million in cash plus normal balance sheet liabilities and approximately $8 million estimated for certain other assumed liabilities and transaction costs. The Company did not assume any long-term debt of Redland Stone. Redland Stone is a leading producer of aggregates and asphaltic concrete in the state of Texas and has mineral reserves which exceed 1.0 billion tons. Redland Stone expanded the Aggregates division’s business by adding operating facilities in the southwest United States, expanding the Company’s presence in the asphalt production business and adding significant long-term mineral reserve capacity.

      As of October 31, 1998, the Company purchased an indirect initial 14% interest in the business of Meridian Aggregates Company (“Meridian”). The transaction provided a mechanism for the Company to purchase the remaining interest in Meridian at a predetermined formula price within five years, and the Meridian investors to require the Company to purchase their interests beginning December 31, 2000, or earlier in the event of the death of an investor. The Meridian investors exercised their option in September 2000, and the Company expects to consummate the transaction whereby it will purchase all of the remaining interests in Meridian early in the second quarter 2001 for approximately $235 million, including the initial investment of $42 million, the retirement of debt, the forgiveness of related party obligations and amounts estimated for certain other assumed liabilities and transaction costs, plus the assumption of normal balance sheet liabilities. In 2000, Meridian operated 25 aggregates production facilities and seven rail-served distribution yards in 11 states in the southwestern and western United States and sold approximately 23.0 million tons of aggregates to customers in 14 states, including 6 states in which the Company has not previously conducted any business. The Meridian transaction will add more than 1.6 billion tons of aggregates reserves, expand the Company’s presence in the southwest and western states and increase its ability to use rail as a mode of transportation.

      On February 23, 2001, the Company, through its wholly owned subsidiary, Martin Marietta Magnesia Specialties Inc., entered into an agreement with a subsidiary of Minerals Technologies, Inc. to sell certain assets related to its refractories business. In an accompanying manufacturing agreement, Magnesia Specialties agreed to supply the subsidiary of Minerals Technologies with certain refractories products principally from the Company’s Manistee, Michigan plant for up to two years following the sale. The sale of Magnesia Specialties’ refractories products will lessen the Magnesia Specialties division’s dependence on the steel industry. Excluding refractories products, Magnesia Specialties’ sales to the steel industry would account for 43% of the division’s 2000 net sales, as compared to 68% including refractories. The agreement contemplates closing during the second quarter 2001. The Company continues to explore additional opportunities regarding the remaining Magnesia Specialties business, including possible divestiture of all or part of the chemicals business, with a goal of creating additional value for the Company. In this regard, the Company has determined that the Woodville, Ohio operation will be transferred to the MidAmerica Division of the Aggregates division. The Woodville, Ohio operation produces and sells dolomitic lime to the steel industry and produces and sells more than 1.0 million tons per year of aggregates to construction businesses. There can be no assurance that management will pursue additional opportunities regarding the remaining Magnesia Specialties business, if any, or that they will result in additional value.

      The Company announced in February 1997 that it had entered into agreements giving the Company rights to commercialize certain proprietary technologies related to the Company’s business. One of the agreements gives the Company the opportunity to pursue the use of certain composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications and other structures. The Company continued its research and development activities during 2000 in this new product area, and began manufacturing and marketing certain of the products. This technology, if fully developed by the Company, would complement and expand the Company’s business. In addition, the Company continued in 2000 to explore the viability of certain technology related to remineralization of soil and microbial products for enhanced plant growth. The Company had limited revenue and no profits from these growth enhancement technologies in 2000. Also, in 1999 and 2000 the Company made investments in a start-up company, Industrial Microwave Systems, that has proprietary technology for use in applications related to industrial heating and drying, food processing and aseptic packaging. There can be no assurance that any of the technologies will become profitable.

Business Segment Information

      The Company in 2000 operated in two reportable business segments. These segments are aggregates products and magnesia-based chemicals, refractories and dolomitic lime products. Information concerning the Company’s net sales, operating profit, assets employed and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 2000 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 33 through 35 of the Company’s 2000 Annual Report to Shareholders (the “2000 Annual Report”), which information is incorporated herein by reference.

Aggregates

      The Company’s aggregates segment processes and sells granite, limestone, sand and gravel and other aggregates products for use in all sectors of the public infrastructure, commercial and residential construction industries. The Company is the United States’ second largest producer of aggregates. In 2000, the Company shipped approximately 164.9 million tons of aggregates primarily to customers in 27 southeastern, southwestern, midwestern and central states, in addition to Canada and the Bahamas, generating net sales and earnings from operations of $1.2 billion and $194.2 million, respectively.

      The Aggregates division markets its products primarily to the construction industry, with approximately 46% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company’s aggregates business is concentrated principally in the southeast, southwest, midwest and central states. Aggregates products are sold and shipped from a network of approximately 300 quarries and distribution facilities in more than 20 states, as well as the Bahamas and Canada, although the Company’s five largest shipment states account for approximately 60% of total sales. The Company’s business is accordingly affected by the economies in these regions.

      The Company’s aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of the American Aggregates Acquisition and several other smaller acquisitions in the north central region of the United States, more of the Company’s aggregates operations have exposure to weather-related risk during the winter months. The division’s operations that are concentrated principally in the north central region of the Midwest generally experience more severe winter weather conditions than the division’s operations in the Southeast and Southwest. Due to these factors, the Company’s second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results, which are not necessarily indicative of the Company’s annual results.

      Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. As described below, the Company’s distribution system mainly uses trucks, but also has access to a lower-cost river barge and ocean vessel network. In addition, the Redland Stone transaction, the proposed Meridian transaction and other recent acquisitions have enabled the Company to extend its reach through increased access to rail transportation.

      A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, while the balance of 7% was moved by rail. In contrast, the Company’s aggregates shipments were moved 80% by truck, 10% by rail, and 10% by water in 2000. The Company has an extensive network of aggregates quarries and distribution centers along the Ohio and Mississippi River systems from western Pennsylvania throughout the central and southern United States and the Bahamas, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Gulf and Atlantic coastal areas are being supplied primarily from the Bahamas location, two large quarries on the Ohio River system and a Canadian quarry on the Strait of Canso in Nova Scotia. In addition, the Company’s recent acquisitions, especially Redland Stone and the proposed acquisition of Meridian, have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company’s geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of certain coastal markets on the east coast and reaching as far as Texas, and to ship products in and to Canada, the Caribbean and parts of South America, as well as to additional geographic areas which can be accessed economically by its expanded distribution system. The Meridian operations will further expand the Company’s markets and ability to ship by rail. Meridian operates 25 aggregates production locations and seven rail-served distribution yards which serve Texas, Oklahoma, Arkansas, Mississippi, Tennessee, Louisiana, Minnesota, Kansas, Nebraska, Wyoming, Colorado, Montana, Washington, and California. The acquisition strengthens the Company’s position in the southwest and central United States and will provide entry into markets in the west.

      Historically, the Company has focused on the production of aggregates and has not integrated vertically in a substantial manner into other construction materials businesses. In recent transactions, however, the Company has acquired asphaltic concrete, ready mixed concrete, paving construction and other businesses which establish vertical integration that complement its aggregates business. These products and services are not a significant component of the Company’s aggregates operations.

      Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult thereby potentially enhancing the value of the Company’s existing mineral reserves.

      Management believes the Aggregates division’s raw materials, or mineral reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production in its aggregates segment.

      The Company generally delivers products in its aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Magnesia Specialties

      The Company in 2000 also manufactured and marketed dolomitic lime and magnesia-based products, including heat-resistant refractory products for the steel industry and magnesia-based chemicals products for industrial, agricultural and environmental uses, including wastewater treatment, sulfur dioxide scrubbing and acid neutralization. The Company’s Magnesia Specialties division generated net sales in 2000 of $130.4 million and earnings from operations of $8.2 million. Approximately 44% of these sales are associated with the refractories business which is proposed to be sold to a subsidiary of Minerals Technologies in the second quarter 2001. Magnesia Specialties’ refractory and dolomitic lime products are sold primarily to the steel industry. Accordingly, the division’s profitability depends on the production of steel and the related marketplace, and a significant portion of the division’s product pricing structure has historically been affected by current economic conditions within the steel industry. The proposed sale of Magnesia Specialties’ refractories business will lessen the Magnesia Specialties division’s dependence on the steel industry over time.

      In 2000, the division’s refractories and dolomitic lime product areas continued to be negatively impacted by global steel industry conditions. The division’s steel-related product areas’ performance followed the steel industry’s performance. As a result, Magnesia Specialties experienced improved operating earnings during the first-six months of 2000 compared with the prior-year period. However, the slowdown experienced in the steel industry during the second half of 2000 and higher-than-expected costs for natural gas, which is used to fuel some of the division’s kilns in the manufacture of its products, negatively affected earnings from operations for the full year 2000. Competitive pricing pressures continued throughout 2000. Consolidation among manufacturers of refractory brick removed a significant periclase customer from the market during the year. The division’s chemicals products continued to diversify in chemicals used as flame retardants, in wastewater treatment and to reduce stack pollution, and is not as dependent on the steel industry as is the refractories business.

      The principal raw materials used in the Company’s Magnesia Specialties division’s products are dolomitic lime, brine and imported magnesia. Management believes that its reserves of dolomitic limestone to produce dolomitic lime and its reserves of brine are sufficient to permit production at the required operational levels for the foreseeable future, which levels are expected to be lower over time than present operational levels as a result of the proposed sale of the refractories business. The supply of natural and synthetic magnesia is abundant worldwide. In 2000, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions.

If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices. Alternatively, the Company believes it could adjust its mix of products and/or increase production capacity at its Manistee, Michigan plant.

      The Company generally delivers its Magnesia Specialties division’s products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for the Magnesia Specialties division’s products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. The Company has provided extended payment terms to certain international customers.

Patents and Trademarks

      As of March 16, 2001, the Company owns, has the right to use, or has pending applications for approximately 100 patents pending or granted by the United States and various countries and approximately 103 trademarks related to its Magnesia Specialties business and its developing technologies and services business. The Company expects to transfer 19 and 35 of those patents and trademarks, respectively, to a subsidiary of Minerals Technologies in connection with the proposed sale of the refractories business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

Customers

      No material part of the business of either segment of the Company is dependent upon a single customer or upon a few customers, the loss of any one of which would have a material adverse effect on the segment. The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof.

Competition

      Because of the impact of transportation costs on the aggregates business, competition tends to be limited to producers in proximity to the Company’s individual production facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry location and price, but quality of aggregates and level of customer service are also factors.

      The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for approximately 27% of the total market. The Company competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges and its increased access to rail transportation as a result of the Redland Stone, Meridian and other transactions, has enhanced the Company’s ability to compete in certain extended areas. Certain of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

      The Magnesia Specialties division of the Company competes with various companies in different geographic and product areas. The division competes principally on the basis of quality, price and technical support for its products. The Magnesia Specialties division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $20.4 million in net sales in 2000 (representing approximately 16% of net sales of the Magnesia Specialties segment) principally in Canada, Mexico, the United Kingdom, Germany and Korea. Approximately half of these sales are associated with the refractories business which is proposed to be sold to a subsidiary of Minerals Technologies in the second quarter 2001. The Magnesia Specialties division’s sales to foreign customers were $21.0 million in 1999 and $20.5 million in 1998.

Research and Development

      The Company conducts research and development activities for its Magnesia Specialties segment at its laboratory located near Baltimore, Maryland and at various locations for the new proprietary technologies. The Company expects to discontinue conducting these activities at its Baltimore, Maryland laboratory after the proposed sale of the refractories business to a subsidiary of Minerals Technologies. In general, the Company’s research and development efforts in 2000 were directed to applied technological development for the use of its refractories and chemicals products and for its proprietary technologies, including composite materials, a laser-measuring device and microwave technology. The Company spent approximately $2.3 million in 2000, $2.8 million in 1999 and $3.1 million in 1998 on research and development activities.

Environmental Regulations

      The Company’s operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future. In accordance with the Company’s accounting policy for environmental costs, amounts are not accrued and included in the Company’s financial statements until it is probable that a liability has been incurred and such amounts can be estimated reasonably. The environmental accruals are estimated based on internal studies of the required remediation costs and generally not discounted to their present value or offset for potential insurance or other claims. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company’s operations or financial condition.

      The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” on pages 13-14 of this Form 10-K and “Note L: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 22 and 23 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 38 of the 2000 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

      The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company generally reclaims its quarries on an ongoing basis, reclaiming mined-out areas of the quarry while continuing operations at other areas of the site. Historically, the Company has not incurred extraordinary or substantial costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

      As is the case with other companies in the same industry, some of the Company’s products contain varying amounts of crystalline silica, a common mineral. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with nonmalignant lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is “reasonably anticipated to be a carcinogen.” In October 1996, the International Agency for Research on Cancer issued another report stating that “inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans.” The Mine Safety and Health Administration has included the development of a crystalline silica standard as one of its long-term goals. The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

      The EPA in November 1996 proposed certain changes to the regulations relating to the standard for particulate matter in connection with air quality, which were recently placed into law as the National Ambient Air Quality Standards. The new law places an ambient air limit on the emission of fine particles (smaller than 2.5 microns) that typically result from industrial, motor vehicle and power generation fuel combustion, in addition to the coarse particles previously regulated. As adopted, the regulations impact many industries, including the aggregates industry. The National Stone Association (“NSA”) has joined a lawsuit with many other industries challenging the standard and the lack of scientific data available supporting the limits and the ability of industry to monitor the pollutant. In May 1999, the United States Court of Appeals for the District of Columbia overturned the EPA’s PM2.5 and ozone national ambient air quality standards. The EPA appealed the Court of Appeals’ decision to the United States Supreme Court, which decided on February 27, 2001 that the EPA has the authority to issue air quality standards and remanded the case for reexamination the standards proposed by the EPA. The Company will not be able to determine the applicability of any new rules or the costs associates with any required standards until an emission standard is adopted. The Company believes that any such costs would not have a material adverse effect on the Company's operations or its financial condition.

      As a result of the processing of dolomitic limestone at the Magnesia Specialties division’s Woodville, Ohio, facility, lime kiln dust (“LKD”) is produced as a by-product. The Company historically placed the LKD in the quarry as part of reclamation required under its mining permit. The Ohio Environmental Protection Agency (“OEPA”) promulgated regulations that apply to the disposal of LKD and regulate it as a solid waste. The regulations require the Company to change its disposal method and institute additional controls. In order to comply with the regulations, the Company executed an administrative order with the OEPA on November 24, 1997 requiring the Company to submit a permit application for a landfill by May 1998, which was duly submitted. The OEPA has not made a decision on the application. The Company, along with the National Lime Association and other lime producers in Ohio, has been working with the OEPA to develop a consensus approach to determine if changes to the current scope of the regulations are appropriate and whether a landfill permit is needed for the disposal. A draft bill was introduced to the State of Ohio Senate in August 2000 proposing that LKD be regulated under the mining laws and excluded as a solid waste thus eliminating the requirement for a landfill permit. Depending upon the result of the proposed legislation and whether the facility will require a landfill permit, the Company may be required to incur certain compliance costs. The Company believes that any such costs would not have a material adverse effect on the Company’s operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment’s operations.

      The Clean Air Act Amendments of 1990 require the EPA to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company is actively participating with other lime manufacturers in working with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA has conducted testing at lime manufacturing facilities located in Alabama, Texas and Ohio, including the Company’s Woodville facility, the results of which were discussed with the EPA in 1999 to determine whether the facilities should be subject to these regulations. The EPA received comments on its proposed technology-based standards for the industry in November 2000; the EPA has not published any final response or standards to date. The Company will not be able to determine the applicability of the new regulations or the cost associated with any required standards until the emission standards are adopted. The Company believes that any costs associated with the upgrade and/or replacement of equipment required to comply with the new regulations would not have a material adverse effect on the Company’s operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment’s operations.

      In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the 1940’s and 1950’s before the Company purchased the property. The Company was designated a responsible party by virtue of its ownership of the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. Georgia law provides that responsible parties are jointly and severally liable and, therefore, the Company is potentially liable for the full cost of funding the investigation and any necessary remediation. If the Company is required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

      In December 1998, the GDNR determined that the Company, the GDOT and two other parties which operated an asphalt plant are responsible parties for investigation and remediation at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it caused a release of TCE above its naturally occurring background concentration in the groundwater at the site. The two other parties were designated because both entities operated the asphalt plant at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. The Company has not signed a Consent Order, and GDNR may issue an Administrative Order against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

Employees

      As of March 16, 2001, the Company has approximately 6,000 employees. Approximately 4,500 are hourly employees and approximately 1,500 are salaried employees. Included among these employees are approximately 1,100 hourly employees represented by labor unions. Approximately 19% of the Company’s Aggregates division’s hourly employees are members of a labor union, while 96% of the Magnesia Specialties division’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees at the Manistee, Michigan, magnesia-based products plant and the Woodville, Ohio, lime plant. The current Manistee labor union contract was ratified in August 1999 and expires in 2003. The Woodville labor union contract was extended in June

2000 and expires in June 2001. The renewals of the Woodville labor union contract in 1996 and 2000 were renegotiated without any disruption to normal operations although there can be no assurance that a successor agreement will be reached or that a work stoppage will not occur. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

Aggregates

      As of March 16, 2001, the Company processed or shipped aggregates from 289 quarries and distribution yards in 24 states in the southeast, southwest, midwest and central United States and in Canada and the Bahamas, of which 82 are located on land owned by the Company free of major encumbrances, 58 are on land owned in part and leased in part, 137 are on leased land, and 12 are on facilities neither owned nor leased, where raw materials are removed under an agreement. In addition, the Company processed and shipped ready mixed concrete and/or asphalt products from 25 properties in 4 states in the southern United States, of which 11 are located on land owned by the Company free of major encumbrances, 2 are on land owned in part and leased in part and 12 are on leased land.

Magnesia Specialties

      The Magnesia Specialties division currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio, and smaller processing plants in River Rouge, Michigan; Bridgeport, Connecticut; Baton Rouge, Louisiana; Lenoir City, Tennessee; and Pittsburgh, Pennsylvania. All of these facilities are owned, except Pittsburgh and Lenoir City, which are leased. The sale of the refractories business to a subsidiary of Minerals Technologies contemplates that the processing plants in River Rouge and Baton Rouge would be transferred to the subsidiary of Minerals Technologies. In addition, the Company has entered into several third-party toll-manufacturing agreements pursuant to which it processes various chemical and refractory products, some of which will be transferred to the subsidiary of Minerals Technologies in connection with the proposed sale of the refractories business.

Other Properties

      The Company’s corporate headquarters, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices and research and development laboratories for its Aggregates division and its Magnesia Specialties division.

      The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are well maintained, and are generally suitable and adequate for the purposes for which they are used. The principal properties are believed to be utilized at average productive capacities of approximately 80% and are capable of supporting a higher level of market demand.

ITEM 3. LEGAL PROCEEDINGS

      From time to time claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health and environmental matters (such as noise abatement, vibrations, air emissions and water discharges). Such matters are subject to many uncertainties and it is not possible to determine the probable outcome of, or the amount of liability, if any, from these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of these claims will have a material adverse effect on the Company’s operations or its financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

      See also “Note L: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 22 and 23 of the 2000 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 38 of the 2000 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

FORWARD-LOOKING STATEMENTS — SAFE HARBOR PROVISIONS

      This Annual Report on Form 10-K and other written reports and oral statements made from time to time by the Company contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors, including inaccurate assumptions. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. These forward-looking statements are made as of the date hereof based on management’s current expectations and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements see the Corporation’s Securities and Exchange Commission filings, including but not limited to, the discussion of “Competition” on pages 8 and 9 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 through 39 of the 2000 Annual Report and “Note A: Accounting Policies” and “Note L: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 13 through 15 and 22 and 23, respectively, of the Audited Consolidated Financial Statements included in the 2000 Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 16, 2001:

		Present Position	Year Assumed	Other Positions and Other Business
Name	Age	at March 16, 2001	Present Position	Experience Within the Last Five Years

Stephen P. Zelnak, Jr.	56	Chairman of the Board of Directors; President and Chief Executive Officer; President of Aggregates Division	1997 1993 1993	Vice Chairman of the Board of Directors (1996-1997)

Philip J. Sipling	53	Executive Vice President; Chairman of Magnesia Specialties Division; Executive Vice President of Aggregates Division	1997 1997 1993	Senior Vice President (1993-1997); President, Magnesia Specialties Division (1993-1997)

Janice K. Henry	49	Senior Vice President; Chief Financial Officer	1998 1994	Vice President (1994-1998) Treasurer (1996-2000)

Donald M. Moe	56	Senior Vice President; Senior Vice President of Aggregates Division; President-Carolina Division	2001 1999 1996	Vice President (1999 – 2001) Vice President — General Manager, Martin Marietta Aggregates Eastern Carolina Region (1993 — 1996)

Jonathan T. Stewart	52	Senior Vice President, Human Resources	2001	Vice President, Human Resources (1993 – 2001)

Bruce A. Deerson	49	Vice President and General Counsel	1993	Corporate Secretary (1993 – 1997)

Donald J. Easterlin, III	59	Vice President, Business Development	1994

Daniel G. Shephard	42	Vice President and Treasurer; President of Magnesia Specialties Division	2000 1999	Assistant Treasurer (1996-1999)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There were approximately 1,400 holders of record of Martin Marietta Materials, Inc. Common Stock, $.01 par value, as of March 16, 2001. The Company’s Common Stock is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 40 of the 2000 Annual Report, and that information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

      The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 41 of the 2000 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 through 39 of the 2000 Annual Report, and that information is incorporated herein by reference, except that the information contained in the 18th and 19th paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” on page 31 of the 2000 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not hold or issue derivative financial instruments for trading purposes. The Company, from time to time, uses on a limited basis derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. In such case, the aggregate value of derivative financial instruments held or issued by the Company is not material to the Company nor is the market risk posed. The Company did not use any derivative financial instruments in 2000. For additional discussion of the Company’s market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Structure and Resources” on pages 36 through 38 of the 2000 Annual Report and “Note A: Accounting Policies — Accounting Changes” of the Notes to Consolidated Financial Statements on page 15 of the Audited Consolidated Financial Statements included in the 2000 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required in response to this Item 8 is included under the caption “Consolidated Statement of Earnings,” “Consolidated Balance Sheet,” “Consolidated Statement of Cash Flows,” “Consolidated Statement of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quarterly

Performance (Unaudited)” on pages 9 through 40 of the 2000 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning directors required in response to this Item 10 is included under the captions “Election of Directors” and “Compliance With Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2000 (the “2001 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on page 16 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required in response to this Item 11 is included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s 2001 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in response to this Item 12 is included under the captions “Voting Securities and Record Date” and “Beneficial Ownership of Shares” in the Company’s 2001 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” and “Certain Related Transactions” in the Company’s 2001 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2000 Annual Report, are incorporated by reference into Item 8 on page 17 of this Form 10-K. Page numbers refer to the 2000 Annual Report:

Page

Consolidated Balance Sheet— December 31, 2000 and 1999	10

Consolidated Statement of Earnings— Years ended December 31, 2000, 1999 and 1998	9

Consolidated Statement of Shareholders’ Equity— Years ended December 31, 2000, 1999 and 1998	12

Consolidated Statement of Cash Flows— Years ended December 31, 2000, 1999 and 1998	11

Notes to Financial Statements—	13 through 23

(2)	List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 14(d). The page number refers to this Form 10-K.

Schedule II — Valuation and Qualifying Accounts	25

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent auditors with respect to the above-referenced financial statements appears on page 8 of the 2000 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent auditors appear on page 35 of this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits on pages 22 through 24 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)	Reports on Form 8-K

None.

(c)	Index of Exhibits

Exhibit
No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08	—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09	—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

10.01	—Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02	—Revolving Credit Agreement dated as of January 29, 1997 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

Exhibit
No.

10.03	—Amendment No. 1 to Credit Agreement dated as of October 16, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 99.4 to the Martin Marietta Materials, Inc. Current Form on 8-K filed with the Securities and Exchange Commission on December 18, 1998)

10.04	—Amendment No. 2 to Credit Agreement dated as of December 3, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 99.5 to the Martin Marietta Materials, Inc. Current Form on 8-K filed with the Securities and Exchange Commission on December 18, 1998)

10.05	— Amendment No. 3 to Credit Agreement dated as of August 9, 2000 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)

10.06	—Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.07	—Form of Martin Marietta Materials, Inc. Amended and Restated Employment Protection Agreement (incorporated by reference to exhibit 10.08 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.08	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)**

10.09	—Martin Marietta Materials, Inc. Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**

10.10	—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**

10.11	—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**

10.12	—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.13	—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)**

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
No.

*10.14	—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan**

*10.15	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.16	—Martin Marietta Materials, Inc. Amended and Restated Omnibus Securities Award Plan**

10.17	—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.18	—Amended and Restated Revolving Credit Agreement dated as of August 9, 2000 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2000

*13.01	—Martin Marietta Materials, Inc. 2000 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2000 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 26)

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2001 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2001 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E

		Additions

			(2)
		(1)	Charged to other			Balance at
	Balance at beginning	Charged to costs	accounts--	Deductions--		end of
Description	of period	and expenses	describe	describe		period

	(Amounts in Thousands)
Year ended December 31, 2000

Allowance for doubtful accounts	$4,707	$432	—	—		$5,139

Inventory valuation allowance	6,745	—	—	$973	(a)	5,772

Amortization of intangible assets	58,354	22,612	—	5,820	(b)	75,146

Year ended December 31, 1999

Allowance for doubtful accounts	$4,430	$312	—	$35	(a)	$4,707

Inventory valuation allowance	8,449	360	—	2,064	(a)	6,745

Amortization of intangible assets	42,511	20,290	—	3,342	(b)	58,354

				673	(c)

				432	(d)

Year ended December 31, 1998

Allowance for doubtful accounts	$4,789	$35	$500 (c)	$894	(a)	$4,430

Inventory valuation allowance	7,171	1,278	—	—		8,449

Amortization of intangible assets	29,464	12,163	1,866 (c)	338	(b)	42,511

				644	(e)

(a)	To adjust allowance for change in estimates.
(b)	Fully-amortized intangible assets written off.
(c)	Purchase accounting adjustments.
(d)	Sale of assets.
(e)	Revaluation adjustments.

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

Dated: March 22, 2001

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr.	Chairman of the Board,	March 22, 2001
President and Chief Executive
Stephen P. Zelnak, Jr.	Officer

/s/ Janice K. Henry	Senior Vice President and	March 22, 2001
Chief Financial Officer
Janice K. Henry

/s/ Anne H. Lloyd	Chief Accounting Officer	March 22, 2001

Anne H. Lloyd

/s/ Richard G. Adamson	Director	March 22, 2001

Richard G. Adamson

/s/ Marcus C. Bennett	Director	March 22, 2001

Marcus C. Bennett

/s/ Bobby F. Leonard	Director	March 22, 2001

Bobby F. Leonard

/s/ William E. McDonald	Director	March 22, 2001

William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	March 22, 2001

Frank H. Menaker, Jr.

/s/ James M. Reed	Director	March 22, 2001

James M. Reed

/s/ William B. Sansom	Director	March 22, 2001

William B. Sansom

/s/ Richard A. Vinroot	Director	March 22, 2001

Richard A. Vinroot

EXHIBITS

Exhibit
No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08	—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09	—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

10.01	—Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02	—Revolving Credit Agreement dated as of January 29, 1997 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

Exhibit
No.

10.03	—Amendment No. 1 to Credit Agreement dated as of October 16, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 99.4 to the Martin Marietta Materials, Inc. Current Form on 8-K filed with the Securities and Exchange Commission on December 18, 1998)

10.04	—Amendment No. 2 to Credit Agreement dated as of December 3, 1998 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 99.5 to the Martin Marietta Materials, Inc. Current Form on 8-K filed with the Securities and Exchange Commission on December 18, 1998)

10.05	—Amendment No. 3 to Credit Agreement dated as of August 9, 2000 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)

10.06	—Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.07	—Form of Martin Marietta Materials, Inc. Amended and Restated Employment Protection Agreement (incorporated by reference to exhibit 10.08 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.08	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)**

10.09	—Martin Marietta Materials, Inc. Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**

10.10	—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**

10.11	—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**

10.12	—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.13	—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)**

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Exhibit
No.

*10.14	—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan**

*10.15	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.16	—Martin Marietta Materials, Inc. Amended and Restated Omnibus Securities Award Plan**

10.17	—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.18	—Amended and Restated Revolving Credit Agreement dated as of August 9, 2000 among Martin Marietta Materials, Inc. and Morgan Guaranty Trust Company of New York, as agent bank (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2000

*13.01	—Martin Marietta Materials, Inc. 2000 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2000 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 26)

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2001 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2001 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K