Form 10-Q
period 2001-03-31
MARTIN MARIETTA MATERIALS INC
filed 2001-05-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [X]                     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2001

Common Stock, $.01 par value	47,302,744

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2001

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Unaudited)
	(Dollars in Thousands)
ASSETS

Current assets:

Cash & cash equivalents	$234,534	$—

Accounts receivable, net	185,810	180,915

Inventories, net	226,522	207,534

Other current assets	40,496	36,552

Total Current Assets	687,362	425,001

Property, plant and equipment	1,871,376	1,813,600

Allowances for depreciation, depletion and amortization	(925,724)	(899,528)

Net property, plant and equipment	945,652	914,072

Cost in excess of net assets acquired	394,178	374,994

Other noncurrent assets	129,927	127,372

Total Assets	$2,157,119	$1,841,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$245,345	$189,113

Long-term debt and commercial paper	852,041	601,580

Other noncurrent liabilities	184,961	187,460

Total Liabilities	1,282,347	978,153

Shareholders’ equity:

Common stock, par value $.01 per share	473	468

Additional paid-in capital	379,301	356,546

Retained earnings	494,998	506,272

Total Shareholders’ Equity	874,772	863,286

Total Liabilities and Shareholders’ Equity	$2,157,119	$1,841,439

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,

	2001	2000

	(Dollars in Thousands,
	Except Per Share Data)
Net sales	$263,658	$276,131

Freight and delivery revenues	37,173	9,994

Total revenues	300,831	316,125

Cost of sales	236,494	231,773

Freight and delivery costs	37,173	39,994

Total cost of revenues	273,667	271,767

Gross profit	27,164	44,358

Selling, general & administrative expense	24,555	23,592

Research and development	400	620

Earnings from operations	2,200	20,146

Interest expense	(10,494)	(10,169)

Other income and expenses, net	1,283	1,346

(Loss) earnings before taxes on income	(7,011)	11,323

Income tax (benefit) expense	(2,359)	3,993

Net (loss) earnings	$(4,562)	$7,330

Net (loss) earnings per share

Basic	$(0.10)	$0.16

Diluted	$(0.10)	$0.16

Average number of common shares outstanding

Basic	47,073,007	46,725,456

Diluted	47,277,401	46,885,058

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2001	2000

	(Dollars in Thousands)
Net cash (used for) provided by operating activities	$(3,406)	$26,741

Investing activities:

Additions to property, plant and equipment	(51,165)	(34,002)

Acquisitions, net	(13,295)	(14,218)

Other investing activities, net	(1,725)	2,205

Net cash used for investing activities	(66,185)	(46,015)

Financing activities:

Net principal borrowing/(repayments) on long-term debt	249,233	(7,573)

Debt issue costs	(1,625)	—

Dividends paid	(6,622)	(6,075)

Loans payable	67,482	28,226

Issuance of common stock	435	631

Net cash provided by financing activities	308,903	15,209

Net increase (decrease) in cash and cash equivalents	239,312	(4,065)

(Book overdraft) cash and cash equivalents, beginning of period	(4,778)	3,403

Cash and cash equivalents (book overdraft), end of period	$234,534	$(662)

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 22, 2001. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

	March 31,	December 31,
	2001	2000

	(Dollars in Thousands)
Finished products	$196,621	$177,066

Product in process and raw materials	8,595	9,548

Supplies and expendable parts	27,155	26,692

	232,371	213,306

Less allowances	(5,849)	(5,772)

Total	$226,522	$207,534

3.	Long-Term Debt

	March 31,	December 31,
	2001	2000

	(Dollars in Thousands)
6.9% Notes, due 2007	$124,962	$124,961

7% Debentures, due 2025	124,229	124,226

5.875% Notes, due 2008	199,163	199,141

6.875% Notes, due 2011	249,713	—

Commercial paper and line of credit, interest rates ranging from 5.43% to 7.32%	260,000	192,518

Acquisition notes, interest rates ranging from 5.60% to 10.00%	5,280	4,930

Other notes	778	959

	964,125	646,735

Less current maturities	(112,084)	(45,155)

Total	$852,041	$601,580

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Long-Term Debt (continued)

On March 30, 2001, the Corporation completed a private offering of $250 million of 6.875% Notes due 2011, at 99.885% of their principal amount. The net proceeds from the sale of the Notes were used to finance the April 3, 2001 acquisition of the remaining interests of Meridian Aggregates Company (“Meridian”) and for general corporate purposes

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at March 31, 2001. However, these agreements support commercial paper borrowings of $260 million outstanding at March 31, 2001, of which $150 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At May 1, 2001, $200 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 12 of this Form 10-Q.

The Corporation’s interest payments were $8.8 million in 2001 and $7.6 million in 2000 for the three months ended March 31.

4.	Income Taxes

The Corporation’s effective income tax rate for the first three months was 33.6% in 2001 and 35.3% in 2000. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings and earnings from nonconsolidated investments.

The Corporation’s income tax payments were approximately $0.7 million in 2001 and $2.3 million in 2000, for the three months ended March 31.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”). FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and should be applied prospectively. Certain disclosures for securitized financial assets were required for December 31, 2000, annual reporting. The adoption of FAS 140 is not expected to have any impact on net earnings or the financial position of the Corporation. No additional disclosures were required at December 31, 2000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2001 and 2000

OVERVIEW Martin Marietta Materials, Inc., (the “Corporation”) operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of approximately 300 quarries and distribution facilities in 27 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahama Islands and Canada. The division’s products are used primarily by commercial customers in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation is vertically integrated in other construction materials businesses in Louisiana, Arkansas and Texas, as a result of acquisitions of asphalt production, ready mixed concrete operations and road construction companies. The magnesia-based products segment produces chemical products used in industrial, agricultural and environmental applications. The magnesia-based products segment sold its refractories business and transferred the operation of its dolomitic lime production facility in Woodville, Ohio, to the MidAmerica Division of the Aggregates Division, as discussed below. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

PURCHASE OF MERIDIAN AND SALE OF MAGNESIA SPECIALITES’ REFRACTORIES BUSINESS On April 3, 2001, the Corporation completed the purchase of the remaining interest of Meridian under the purchase option terms of the original October 1998, investment agreement. The purchase price of Meridian, inclusive of the Corporation’s original $42 million investment was approximately $235 million, plus the assumption of normal balance sheet liabilities. The purchase price is subject to normal post-closing adjustments and appropriate accruals. The acquisition will be accounted for under the purchase method of accounting and the operating results of Meridian will be included with those of the Corporation from the April 3, 2001 acquisition date forward. In contemplation of the Meridian acquisition, the Corporation completed a private offering of $250 million of 6.875% Notes. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

On May 1, 2001, the Corporation completed the sale of certain of its assets related to the Magnesia Specialties refractories business to Minerals Technologies Inc. for $34 million. The Corporation will retain certain current assets of the refractories business, including accounts receivable, and certain current liabilities, which are expected to yield an additional $8 million to $12 million in net working capital. The Corporation anticipates to recognizing a gain on the sale of assets. However, the gain will be largely reduced by a write-down of certain retained refractories assets, including assets at the Magnesia Specialties division’s Manistee, Michigan, operating facility, as the facility is repositioned to focus on production of chemicals products. The refractories business contributed $57.3 million to Magnesia Specialties’ net sales in 2000. The Corporation also transferred the operation of its Woodville, Ohio, dolomitic lime operation to the MidAmerica Division of the Aggregates Division. However, the dolomitic lime operations will continue to be reported within the magnesia-based products segment until final determination of the strategic direction of the business.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $263.7 million, a 4.5% decrease from 2000 first quarter sales of $276.1 million. Consolidated earnings from operations were $2.2 million in the first three months of 2001 compared with $20.1 million in the first three months of 2000. Consolidated net loss for the quarter was $4.7 million, or $0.10 per diluted share, compared with 2000 first quarter net earnings of $7.3 million, or $0.16 per diluted share.

      Net sales for the Aggregates division declined 4.5% to $232.7 million for the first quarter of 2001, compared with the year-earlier period. The division’s operating profits were $2.4 million for the period compared to the prior year’s first quarter earnings from operations of $17.7 million. The decrease in net sales resulted primarily from a 6.5% decrease in the Corporation’s heritage aggregates operations’ shipments, offset somewhat by a 1.4% increase in heritage aggregates’ average selling price. The increase in average selling price is skewed downward during the quarter due to lower sales volume of higher-priced tonnage from distribution yards and more sales volume of lower-priced fill materials.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2001 and 2000

	Three Months Ended
	March 31

	Volume	Pricing

Volume/Pricing Variance (1)

Heritage Aggregates Operations (2)	(6.5%)	1.4%

Aggregates Division (3)	(4.8%)	1.5%

	Three Months Ended
	March 31

	2001	2000

Shipments (tons in thousands)

Heritage Aggregates Operations (2)	30,418	32,527

Acquisitions	737	200

Aggregates Division (3)	31,155	32,727

(1)	Volume/pricing variances reflect the percentage increase (decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.
(3)	Aggregates division includes all acquisitions from the date of acquisition.

      The Aggregates division’s business is significantly impacted by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further, because of the potentially significant impact of weather on the Corporation’s operations, first quarter results are not necessarily indicative of expected performance for the year. Management expects, based on current customer indications and forecasts, strong aggregates demand from mid-April to mid-November, which is when most highway work is performed. The compression of anticipated strong demand into the mid-April to mid-November 2001 time frame heightens the impact of the operating risks of the aggregates business, including economic, political, regulatory, climatic, competitive and technological. See the “Other Matters” section to follow.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2001 and 2000

Management continues to believe that the Corporation’s annual production and shipments, excluding acquisitions, will grow up to 2% for the full year 2001, compared with the prior year. Further, management continues to believe that average selling prices for heritage aggregates operations will increase 3% to 4%, outpacing potential increases in production costs in 2001 for comparable heritage aggregates operations. Aggregates shipments volume, inclusive of acquisitions, should increase 12% to 15%, with revenues growing 15% to 19%. Earnings are expected to improve 10% to 15% over 2000. The earnings figures do not include the positive impact from the proposed changes in the treatment of goodwill by the Financial Accounting Standards Board, which, if enacted as anticipated, would increase earnings in the third quarter. The earnings estimates also do not include the impact on operating earnings as a result of the sale of Magnesia Specialties’ refractories business.

      The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 22, 2001. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund road construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected if the general economic downturn continues or deteriorates.

      The Magnesia Specialties division had first quarter 2001 net sales of $30.9 million, a decrease of 4.6% compared with the first three months of 2000. The division’s first quarter earnings from operations decreased to a loss of $0.2 million from earnings of $2.4 million in the first quarter of 2000. Magnesia Specialties division’s first-quarter 2001 results were severely affected by natural gas prices. Energy-related costs, including natural gas, reduced first quarter earnings by $2.2 million, when compared with first quarter 2000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2001 and 2000

      The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three months ended March 31, 2001 and 2000. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be:

		Three Months Ended
	March 31,

		(Dollars in Thousands)
	2001		2000

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$232,739	100.0	$243,727	100.0

Magnesia Specialties	30,919	100.0	32,404	100.0

Total	$263,658	100.0	$276,131	100.0

Gross profit:

Aggregates	$23,047	9.9	$37,255	15.3

Magnesia Specialties	4,117	13.3	7,103	21.9

Total	$27,164	10.3	$44,358	16.1

Selling, general & administrative expense:

Aggregates	$20,607	8.9	$19,438	8.0

Magnesia Specialties	3,948	12.8	4,154	12.8

Total	$24,555	9.3	$23,592	8.5

Earnings from operations:

Aggregates	$2,431	1.0	$17,734	7.3

Magnesia Specialties	(231)	(0.7)	2,412	7.4

Total	$2,200	0.8	$20,146	7.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2001 and 2000

      Other income and expenses, net, for the quarters ended March 31, 2001 and 2000 was $1.3 million in income. In addition to several offsetting amounts, other income and expenses, net, are comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments.

      Interest expense was $10.5 million in the first quarter 2001, compared to $10.2 million in the first quarter of 2000.

      The Corporation’s estimated effective income tax rate for the first three months was 33.6% in 2001 and 35.3% in 2000. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow used by operating activities during the first quarter of 2001 was $3.4 million compared with net cash provided by operating activities of $26.7 million in the comparable period of 2000. The cash flow for both 2001 and 2000 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31,

	2001	2000

Depreciation	$27.6	$26.6

Depletion	0.8	0.9

Amortization	6.0	5.6

	$34.4	$33.1

      The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2000 net cash provided by operating activities was $212.9 million, compared with $26.7 million provided by operations in the first quarter of 2000.

      First quarter capital expenditures, exclusive of acquisitions, were $51.2 million in 2001 and $34.0 million in 2000. Capital expenditures are expected to be approximately $180 million for 2001, including an estimated $15 million for Meridian, but exclusive of all other acquisitions. Comparable full year capital expenditures were $170.8 million in 2000. During the first quarter 2001, the Corporation spent $13.3 million in cash, and issued approximately 509,000 shares of common stock, in continuation of its expansion strategy.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2001 and 2000

      Net cash provided by financing activities was $308.9 million for the first quarter 2001 and $15.2 million for the first quarter 2000. The increase in net cash provided by financing activities resulted principally from the private offering of $250 million of 6.785% Notes. The Corporation will register the 6.785% Notes with the Securities and Exchange Commission in accordance with the terms of the Notes. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

      The Corporation continues to rely upon internally generated funds and access to capital markets, including its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements.

      With respect to the Corporation’s ability to access the public market, management currently has the authority to file a universal shelf registration statement with the Commission for up to $500 million in issuance of either debt or equity securities. It should be noted, however, that the Corporation has not determined the timing when, or the amount for which, it may file such shelf registration. The Corporation’s ability to borrow or issue debt securities is dependent, among other things, upon prevailing economic, financial and market conditions.

      Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2001. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s, “P-2” by Moody’s and “F-2” by Fitch, IBCA, Duff & Phelps. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2001 and 2000

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 6 to the Condensed Consolidated Financial Statements.

OTHER MATTERS Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies — including political, economic, regulatory, climatic, competitive, and technological — any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management’s current expectations and the Corporation does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation’s other filings, which are made from time, to time with the Securities and Exchange Commission.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

(b) No matters were submitted to a vote of security holders during the first quarter of 2000.

Item 5.  Other Information.

On April 10, 2001, the Corporation announced the completion of the purchase of the remaining equity interest of Meridian Aggregates Company under the terms of the original October 1998 investment agreement. The Corporation also reaffirmed its 2001 business outlook, although expecting a moderate first quarter 2001 loss.

On April 24, 2001, the Corporation reported financial results for the first-quarter and year ended March 31, 2001.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

PART II — OTHER INFORMATION
(Continued)

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 2001 and 2000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

(Registrant)

Date: May 14, 2001

By: /s/ JANICE K. HENRY

Janice K. Henry
Senior Vice President, Chief
Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001

EXHIBIT INDEX

Exhibit No.	Document	Page

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter Ended March 31, 2001 and 2000