Form 10-Q
period 2001-06-30
MARTIN MARIETTA MATERIALS INC
filed 2001-08-13
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes [X]                     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2001

Common Stock, $.01 par value	48,294,718

Exhibit Index is on Page 23

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2001

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
ASSETS

Current assets:

Cash & cash equivalents	$—	$—

Accounts receivable, net	274,559	180,915

Inventories, net	240,341	207,534

Other current assets	26,351	36,552

Total Current Assets	541,251	425,001

Property, plant and equipment	1,976,491	1,813,600

Allowances for depreciation, depletion and amortization	(946,809)	(899,528)

Net property, plant and equipment	1,029,682	914,072

Goodwill and other intangible assets, net	590,417	374,994

Other noncurrent assets	73,234	127,372

Total Assets	$2,234,584	$1,841,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$235,164	$189,113

Long-term debt and commercial paper	854,711	601,580

Other noncurrent liabilities	200,628	187,460

Total Liabilities	1,290,503	978,153

Shareholders’ equity:

Common stock, par value $.01 per share	481	468

Additional paid-in capital	416,331	356,546

Retained earnings	527,269	506,272

Total Shareholders’ Equity	944,081	863,286

Total Liabilities and Shareholders’ Equity	$2,234,584	$1,841,439

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

		(Dollars in thousands, except per share data)
Net sales	$420,218	$362,474	$683,876	$638,605

Freight and delivery revenues	57,191	49,185	94,364	89,179

Total Revenues	477,409	411,659	778,240	727,784

Cost of sales	326,757	265,642	563,251	497,415

Freight and delivery costs	57,191	49,185	94,364	89,179

Total Cost of Revenues	383,948	314,827	657,615	586,594

Gross Profit	93,461	96,832	120,625	141,190

Selling, general & administrative expenses	28,734	24,664	53,289	48,256

Research and development	259	593	668	1,213

Earnings from Operations	64,468	71,575	66,668	91,721

Interest expense	(13,311)	(10,651)	(23,805)	(20,820)

Other income and (expenses), net	7,939	3,810	9,222	5,156

Earnings before Taxes on Income	59,096	64,734	52,085	76,057

Taxes on income	20,094	22,612	17,735	26,605

Net Earnings	$39,002	$42,122	$34,350	$49,452

Net earnings per common share

Basic	$0.82	$0.90	$0.73	$1.06

Diluted	$0.82	$0.90	$0.72	$1.05

Average number of common shares outstanding

Basic	47,559,897	46,751,001	47,317,797	46,738,229

Diluted	47,803,974	47,045,402	47,542,033	46,965,231

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

	(Dollars in thousands)
Net cash provided by operating activities	$44,264	$72,272

Investing activities:

Additions to property, plant and equipment	(102,133)	(73,307)

Acquisitions, net	(208,716)	(36,671)

Other investing activities, net	37,688	4,175

Net cash used for investing activities	(273,161)	(105,803)

Financing activities:

Net principal borrowings/(repayments) on long-term debt	248,954	(7,887)

Debt issue costs	(2,042)	—

Dividends paid	(13,353)	(12,153)

Loans payable	(1,325)	52,295

Issuance of common stock	578	1,236

Net cash provided by financing activities	232,812	33,491

Net increase/(decrease) in cash and cash equivalents	3,915	(40)

(Book overdraft)/cash and cash equivalents, beginning of period	(4,778)	3,403

(Book overdraft)/cash and cash equivalents end of period	$(863)	$3,363

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 22, 2001. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six-months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
Finished products	$212,650	$177,066

Product in process and raw materials	7,710	9,548

Supplies and expendable parts	25,946	26,692

	246,306	213,306

Less allowances	(5,965)	(5,772)

Total	$240,341	$207,534

3.	Long-Term Debt

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
6.9% Notes, due 2007	$124,963	$124,961

7% Debentures, due 2025	124,232	124,226

5.875% Notes, due 2008	199,185	199,141

6.875% Notes, due 2011	249,718	—

Commercial paper and line of credit, interest rates ranging from 4.01% to 7.16%	191,193	192,518

Acquisition notes, interest rates ranging from 5.60% to 9.00%	8,239	4,930

Other notes	831	959

	898,361	646,735

Less current maturities	(43,650)	(45,155)

Total	$854,711	$601,580

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Long-Term Debt (continued)

On March 30, 2001, the Corporation completed a private offering of $250 million of 6 7/8% Notes due 2011, at 99.85% of their principal amount. The net proceeds from the sale of the Notes were used to finance the April 3, 2001, acquisition of the remaining interest of Meridian Aggregates Company (“Meridian”) and for general corporate purposes. The private offering notes in the amount of $249,650,000 were exchanged for publicly registered notes with substantially the same terms in July 2001.

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at June 30, 2001. However, these agreements support commercial paper borrowings of $190.0 million outstanding at June 30, 2001, of which $150.0 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At August 1, 2001, $170 million was outstanding under the Corporation’s commercial borrowing obligations. On August 8, 2001, the Corporation terminated its revolving credit agreements and entered into new revolving credit agreements with substantially the same terms to the prior credit agreements. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 9 of this Form 10-Q.

The Corporation’s interest payments were approximately $21.5 million in 2001 and $21.7 million in 2000 for the six months ended June 30.

4.	Income Taxes

The Corporation’s effective income tax rate for the second six months was 34.1% in 2001 and 35.0% in 2000. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments.

The Corporation’s income tax refunds (payments) were approximately $5.4 million in 2001 and ($15.8) million in 2000, for the six months ended June 30.

4.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and should be applied prospectively. Certain disclosures for securitized financial assets were required for December 31, 2000, annual reporting. The adoption of FAS 140 did not have any impact on net earnings or the financial position of the Corporation. No additional disclosures were required at December 31, 2000.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, which will apply to all business combinations for which the date of acquisition is July 1, 2001 or later, and No. 142, Goodwill and Other Intangible Assets (“Statement 142”), (collectively the “Statements”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning with purchase business combinations completed after June 30, 2001, and beginning in the first quarter of 2002 for all other purchase business combinations. Application of the nonamortization provisions of the Statement 142 is expected to favorably impact 2002 earnings versus 2001 as related to such amortization. The Corporation recognized $16.1 million in 2000 and $10.2 million for the six-month period ended June 30, 2001, in goodwill amortization. During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The effect the results of the impairment tests will have on the earnings and financial position of the Corporation has not yet been determined.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000

OVERVIEW Martin Marietta Materials, Inc., (the “Corporation”) operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of approximately 300 quarries and distribution facilities in more than 27 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas Islands and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation vertically integrated in other construction materials businesses in Louisiana, Arkansas, Oklahoma and Texas, as a result of acquisitions of asphalt production, ready mixed concrete operations, road construction companies and trucking companies. The magnesia-based products segment produces chemicals products used in industrial, agricultural and environmental applications. The magnesia-based products segment sold its refractories business as discussed below. The magnesia-based products segment derives a significant portion of its sales and earnings from the products used in the steel industry.

PURCHASE OF MERIDIAN AGGREGATES COMPANY AND SALE OF MAGNESIA SPECIALTIES’ REFRACTORIES BUSINESS On April 3, 2001, the Corporation completed the purchase of the remaining interest of Meridian Aggregates Company (“Meridian”) under the purchase option terms of the original October 1998 investment agreement. The purchase price of Meridian, inclusive of the Corporation’s original $42 million investment, was approximately $235 million, plus the assumption of normal balance sheet liabilities. The purchase price is subject to normal post-closing adjustments and appropriate accruals.

The acquisition was accounted for under the purchase method of accounting and the operating results of Meridian were included with those of the Corporation from the April 3, 2001, acquisition date forward. In contemplation of the Meridian acquisition, the Corporation completed a private offering of $250 million of 6.875% Notes. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

On May 1, 2001, the Corporation completed the sale of certain of its assets related to the Magnesia Specialties refractories business to a subsidiary of Minerals Technologies Inc. (“Minteq”) for $34 million. The Corporation retained certain current assets of the refractories business, including accounts receivable and certain current liabilities, which are expected to yield an additional $8 million to $12 million in net working capital. The Corporation recognized a net gain of $8.4 million on the sale of assets after the write-down of certain retained refractories assets, including assets at the Magnesia Specialties division’s Manistee, Michigan, operating facility, as the facility was repositioned to focus on production of chemicals products. Further, Magnesia Specialties will supply Minteq with certain refractories products for up to two years after the sale. The refractories business contributed

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

$57.3 million to Magnesia Specialties’ net sales in 2000. The Corporation also transferred the operating responsibility for its Woodville, Ohio, dolomitic lime facility to the MidAmerica Division of the Aggregates Division. However, the dolomitic lime operations will continue to be reported within the magnesia-based products segment until final determination of the strategic direction of the remaining Magnesia Specialties business.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $420.2 million, a 16% increase over 2000 second-quarter sales of $362.5 million. Consolidated earnings from operations were $64.5 million in the second quarter of 2001, compared with $71.6 million in the second quarter of 2000. Consolidated net earnings for the quarter were $39.0 million, or $0.82 per diluted share, compared to 2000 second quarter net earnings of $42.1 million, or $0.90 per diluted share.

     Net sales for the first six months of 2001 increased 7% to $683.9 million, from $638.6 million for the year-earlier period. For the six-month period ended June 30, 2001, net earnings were $34.3 million, or $0.72 per diluted share; net earnings for the comparable prior-year period were $49.5 million, or $1.05 per diluted share.

     Sales for the Aggregates division increased 20% to $393.9 million for the second quarter, compared with the year-earlier period, while the division’s earnings from operations for the quarter were $63.5 million, a decrease of 8% from the year-earlier period. Operating margin for the division was 16.1%, compared with 20.9% in the prior quarterly period. The increase in sales for the division results from a 16% increase in aggregates shipments, principally from acquisitions, including Meridian, coupled with a 2% increase in average selling prices during the quarter. However, operating margins during the quarter were negatively affected by lower volumes and higher costs associated with the significant impact of Tropical Storm Allison, unexpected delays on certain plant construction projects and other nonrecurring costs.

     Tropical Storm Allison most significantly affected the Houston, Texas, area, which is the Corporation’s largest metropolitan sales area with over $100 million in net sales in 2000. The Houston area received over 30 inches of rain in some areas. The subsequent flooding extensively disrupted the Corporation’s aggregates and asphalt business in that area. The timing for restoration of full business levels is not known at this point. However, with the current focus on cleanup and repair, the Texas Department of Transportation (“DOT”) has indicated that major highway work in that area will likely be deferred until 2002. The two-week journey of the storm across the Gulf Coast, the southeastern United States and the Atlantic Coast affected areas where the Corporation is typically a leading aggregates supplier. Management believes that the effect of Tropical Storm Allison and other related market conditions, including but not limited to the deferral of Texas DOT highway work into 2002, reduced operating earnings by $6.5 million during the quarter. Management expects that the Houston metropolitan sales area will not achieve its profit expectations for the year 2001.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

     Unexpected delays in replacing the crushing plant at the Corporation’s Columbus Limestone facility in Columbus, Ohio, resulted in $3.0 million in non-recoverable expenses, most of which were incurred during the second quarter 2001. The three-month delay, due primarily to soil conditions in the construction area, slowed construction and increased costs, while a major flood in May 2001 shut down crushing operations for two weeks. The Corporation utilized three portable crushing plants, as well as hauled aggregates from remote locations while absorbing additional freight costs, in order to meet customers’ demands. These operating conditions led to the nonrecoverable increase in production costs.

     A labor dispute, and resulting strike, at three plants in the Indianapolis area resulted in over $1.0 million in nonrecurring costs during the quarter associated with lost production, security and the hiring and training of new employees. Management expects some additional costs will be incurred in the third quarter of 2001, as a result of this labor dispute.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

     Total shipments for the quarter of 53.3 million tons increased 16% when compared with the second quarter 2000, due to acquisitions. Heritage aggregates shipments volume during the second quarter declined 0.4% to 45.1 million tons. Average selling prices for heritage aggregates operations have increased 3.4% for the quarter and 2.5% for the six-months ended June 30, 2001. The increase in average selling prices is skewed downward for the six-months ended June 30, 2001, due to increased sales volume of lower-priced materials.

	Three-Months Ended		Six-Months Ended
	June 30, 2001		June 30, 2001

	Volume	Pricing	Volume	Pricing

Aggregates Products Operations Volume/Pricing Variance (1)

Heritage Aggregates Operations (2)	(0.4%)	3.4%	(3.0%)	2.5%

Aggregates Division (3)	16.0%	2.1%	7.4%	1.8%

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Shipments (tons in thousands)

Heritage Aggregates Operations (2)	45,146	45,346	75,564	77,873

Acquisitions	8,119	555	8,856	755

Aggregates Division (3)	53,265	45,901	84,420	78,628

     Year-to-date sales of $626.6 million exceeded the prior-year period by 9% and earnings from operations of $65.9 million were 24% lower than the prior-year period.

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
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

The Aggregates division’s business is significantly impacted by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further because of the potentially significant impact of weather on the Corporation’s operations, first half results are not necessarily indicative of expected performance for the year.

     Management believes, given current forecasts of economic activity, that infrastructure demand will continue to grow and building construction will continue to slow during 2001 and 2002. Based on these estimates for the year 2001, the Corporation revised its earnings expectations on July 16, 2001, and now expects aggregates shipments to increase 9% to 12% compared with the prior year, with all growth coming from acquisitions. Pricing at heritage locations is expected to increase approximately 3% for the year, with total revenue increasing 12% to 15%. Consolidated net earnings are expected to increase 3% to 9%. The earnings increase is expected to be at a lower rate than revenue growth, due to goodwill charges associated with acquisitions prior to July 1, 2001, interest costs primarily associated with financing the Meridian acquisition, and other costs described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Expected earnings include the benefit from the sale of the Magnesia Specialties refractories business and the potential sale of certain nonstrategic assets.

     The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 22, 2001. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund road construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected, if the general economic downturn continues or deteriorates.

     The Magnesia Specialties division had second quarter 2001 net sales of $26.3 million, a decrease of 21%, compared with the first half of 2000, principally as a result of the sale of its refractories business. The division’s second quarter earnings from operations decreased to $1.0 million from $2.9 million in the second quarter of 2000, principally due to higher natural gas costs. For the first six months of 2001, net sales were $57.3 million and earnings from operations were $0.8 million, a decrease of $8.7 million and $4.5 million, respectively, from the prior-year period.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

RESULTS OF OPERATIONS The following table presents net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three months and six months ended June 30, 2001 and 2000. In each case the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be:

	Three Months Ended
	June 30,

	(Dollars in thousands)
	2001		2000

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$393,873	100.0	$328,943	100.0

Magnesia Specialties	26,345	100.0	33,531	100.0

Total	$420,218	100.0	$362,474	100.0

Gross profit:

Aggregates	$89,615	22.8	$89,183	27.1

Magnesia Specialties	3,846	14.6	7,649	22.8

Total	$93,461	22.2	$96,832	26.7

Selling, general and administrative expense:

Aggregates	$26,124	6.6	$20,374	6.2

Magnesia Specialties	2,610	9.9	4,290	12.8

Total	$28,734	6.8	$24,664	6.8

Earnings from operations:

Aggregates	$63,457	16.1	$68,724	20.9

Magnesia Specialties	1,011	3.8	2,851	8.5

Total	$64,468	15.3	$71,575	19.7

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

	Six Months Ended
	June 30,

	(Dollars in thousands)
	2001		2000

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$626,612	100.0	$572,670	100.0

Magnesia Specialties	57,264	100.0	65,935	100.0

Total	$683,876	100.0	$638,605	100.0

Gross profit:

Aggregates	$112,662	18.0	$126,438	22.1

Magnesia Specialties	7,963	13.9	14,752	22.4

Total	$120,625	17.6	$141,190	22.1

Selling, general and administrative expense:

Aggregates	$46,731	7.5	$39,812	7.0

Magnesia Specialties	6,558	11.5	8,444	12.8

Total	$53,289	7.8	$48,256	7.6

Earnings from operations:

Aggregates	$65,888	10.5	$86,458	15.1

Magnesia Specialties	780	1.4	5,263	8.0

Total	$66,668	9.7	$91,721	14.4

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

     Other income and expenses, net, for the quarter ended June 30, was $7.9 million in income in 2001 compared with $3.8 million in income in 2000. In addition to several offsetting amounts, other income and expenses, net, are comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from non-operating services, costs associated with the commercialization of certain new technologies, accruals under certain partnership agreements, and net equity earnings from non-consolidated investments. Other income in the second quarter 2001 includes the recognition of an $8.4 million gain on the sale of the Magnesia Specialties refractories business. Further, in 2000, other income during the second quarter included a nonrecurring insurance settlement related to Hurricane Floyd. Other income and (expenses), net, was $9.2 million in income in 2001 on a year-to-date basis, compared to $5.2 million in the comparable prior year period.

     Interest expense was $13.3 million in the second quarter, compared to $10.7 million in the second quarter of 2000, primarily due to the Meridian acquisition.

     The Corporation’s estimated effective income for the second six months was 34.1% in 2001 and 35.0% in 2001. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the first six months of 2001 was $44.3 million compared with $72.3 million in the comparable period of 2000. The decrease in cash flow provided by operating activities resulted principally from an increase in accounts receivable during the quarter. The increase in accounts receivable was exacerbated by the reduced shipping levels in the fourth quarter of 2000. The cash flow for both 2001 and 2000 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Depreciation	$30.0	$26.9	$57.6	$53.5

Depletion	1.8	1.4	2.6	2.3

Amortization	7.8	5.6	13.8	11.2

	$39.6	$33.9	$74.0	$67.0

     The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2000 net cash provided by operating activities was $212.9 million, compared with $72.3 million provided by operations in the six-months ended June 30, 2000.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

     Six-month capital expenditures, exclusive of acquisitions, were $102.1 million in 2001 and $73.3 million in 2000. Capital expenditures are expected to be approximately $180 million for 2001, exclusive of acquisitions. Comparable full year capital expenditures were $170.8 million in 2000. During the first six-months ended June 30, 2001, the Corporation spent $208.7 million in cash and issued approximately 1,276,000 shares of common stock, in continuation of its expansion strategy.

     Net cash provided by financing activities was $232.8 million for the first six months of 2001 and $33.5 million for the first six months of 2000. The increase in net cash provided by financing activities resulted principally from the private offering of $250 million of 6.785% Notes. The Corporation exchanged $249,625,000 of these 6 7/8% Notes for Notes publicly registered with the Securities and Exchange Commission with substantially the same terms.

     The Corporation continues to rely upon internally generated funds and access to capital markets, including its two revolving credit agreements and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements. The Corporation terminated its revolving credit agreements and entered into new revolving credit agreements, which contain substantially similar terms to the prior credit agreements. The new revolving credit agreements extend the term of the 364-day Agreement, for $225 million, to August 2002, and extend the term of the five-year agreement, for $225 million, to August 2006.

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

     Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2001. The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s, “P-2” by Moody’s and “F-2” by Fitch IBCA Duff & Phelps. In July 2001,

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six-Months Ended June 30, 2001 and 2000
(Continued)

Standard & Poor’s revised its outlook on the Corporation to negative from stable while reaffirming its ratings. The outlook revision reflects Standard & Poor’s belief that the Corporation’s acquisition activity could make it more difficult for the Corporation to restore its debt-to-capitalization to certain levels. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

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
For the Quarter Ended June 30, 2001

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 22, 2001, the shareholders of Martin Marietta Materials, Inc.:

(a)	Elected Richard G. Adamson, Marcus C. Bennett and Bobby F. Leonard to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2004. The following table sets forth the votes for each director.

	Votes Cast For	Withheld

Richard G. Adamson	40,642,209	1,060,823

Marcus C. Bennett	40,643,672	1,059,361

Bobby F. Leonard	40,639,437	1,063,595

(b)	Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 2001. The voting results for this ratification were 41,465,738 — For; 206,865 — Against; and 30,430 — Abstained

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

PART II — OTHER INFORMATION

Item 5. Other Information.

On May 23, 2001, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.14 per share on the Corporation’s common stock. This dividend, which represents a cash payout of $0.56 per share on an annualized basis, was payable June 29, 2001, to shareholders of record at the close of business on June 1, 2001.

On June 5, 2001, the Corporation announced the acquisition of operating rights of two limestone quarries and a sand and gravel operation located in central Indiana, from Jones Crushed Stone. No financial details were disclosed. The Corporation also announced the purchase of Adamsville Sand and Gravel, which is located near Savannah, Tennessee. The transaction was in cash and common stock, with the purchase price not disclosed.

On June 14, 2001, the Corporation announced the acquisition of Materials Producers, Inc., which operates a limestone quarry near Davis, Oklahoma. The purchase was for cash and common stock, with the purchase price not disclosed.

On July 10, 2001, the Corporation announced that it had extended the expiration of its offer to exchange up to $250,000,000 in aggregate principal amount of its 6-7/8% Notes due 2011 for up to $250,000,000 in aggregate principal amount of its outstanding 6-7/8% Notes due 2011 to 5 p.m., New York City time, on Thursday, July 12, 2001, unless extended.

On July 16, 2001, the Corporation announced that it was revising its revenue and earnings forecast for 2001, based on lower volumes and higher costs, primarily as a result of the significant impact of Tropical Storm Allison, unexpected delays on certain plant construction projects and certain other nonrecurring costs. However, full year 2001 revenues are still expected to increase by 12% to 15% and earnings are expected to grow 3% to 9%.

On July 19, 2001, the Corporation announced the purchase of the stock of Sha-Neva Incorporated and related companies, of Reno, Nevada. The purchase consideration was cash and Martin Marietta common stock. The purchase price was not disclosed. The Corporation also purchased the assets of two small quarries in southern Arkansas from the Rogers Group, Inc. The purchase was for cash, with the purchase price not disclosed. Martin Marietta also announced that it sold its asphalt business, in the Dallas-Fort Worth area, to APAC for an undisclosed sum.

On July 25, 2001, the Corporation reported its financial results for the second quarter and six months ended June 30, 2001.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

PART II — OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Document

4.01	Form of Martin Marietta Materials, Inc. 6 7/8% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01	Five-Year Credit Agreement dated as of August 8, 2001 among Martin Marietta Materials, Inc., the bank parties thereto and The Chase Manhattan Bank

10.02	364-Day Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the bank parties thereto and The Chase Manhattan Bank

10.03	Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plans

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended June 30, 2001 and 2000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

(Registrant)

Date: August 13, 2001

By: /s/ JANICE K. HENRY

Janice K. Henry
Senior Vice President and Chief
Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001

EXHIBIT INDEX

Exhibit
No.	Document

4.01	Form of Martin Marietta Materials, Inc. 6 7/8% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01	Five-Year Credit Agreement dated as of August 8, 2001 among Martin Marietta Materials, Inc., the bank parties thereto and The Chase Manhattan Bank

10.02	364-Day Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the bank parties thereto and The Chase Manhattan Bank

10.03	Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plans

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended June 30, 2001 and 2000