Form 10-Q
period 2001-09-30
MARTIN MARIETTA MATERIALS INC
filed 2001-11-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 2134 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2001

Common Stock, $.01 par value	48,522,649

Exhibit Index is on Page 22

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2001

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Dollars in Thousands)
ASSETS

Current assets:

Cash & cash equivalents	$—	$—

Accounts receivable, net	277,469	180,915

Inventories, net	232,013	207,534

Other current assets	29,740	36,552

Total Current Assets	539,222	425,001

Property, plant and equipment	2,031,922	1,813,600

Allowances for depreciation, depletion and amortization	(965,523)	(899,528)

Net property, plant and equipment	1,066,399	914,072

Goodwill, net	579,394	374,994

Other noncurrent assets	73,395	127,372

Total Assets	$2,258,410	$1,841,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$213,576	$189,113

Long-term debt and commercial paper	834,638	601,580

Other noncurrent liabilities	211,122	187,460

Total Liabilities	1,259,336	978,153

Shareholders’ equity:

Common stock, par value $.01 per share	484	468

Additional paid-in capital	432,183	356,546

Retained earnings	566,407	506,272

Total Shareholders’ Equity	999,074	863,286

Total Liabilities and Shareholders’ Equity	$2,258,410	$1,841,439

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three-Months Ended		Nine-Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(Dollars in Thousands, Except Per Share Data)

Net sales	$437,014	$380,305	$1,120,890	$1,018,910

Freight and delivery revenues	62,683	50,158	157,047	139,337

Total revenues	499,697	430,463	1,277,937	1,158,247

Cost of sales	331,132	284,879	894,383	782,294

Freight and delivery costs	62,683	50,158	157,047	139,337

Total cost of revenues	393,815	335,037	1,051,430	921,631

Gross Profit	105,882	95,426	226,507	236,616

Selling, general & administrative expense	26,254	24,012	79,543	72,268

Research and development	(178)	570	490	1,783

Earnings from operations	79,806	70,844	146,474	162,565

Interest expense	(12,119)	(10,680)	(35,924)	(31,500)

Other income and (expenses), net	(964)	1,688	8,258	6,844

Earnings before taxes on income	66,723	61,852	118,808	137,909

Taxes on income	20,806	19,801	38,541	46,406

Net Earnings	$45,917	$42,051	$80,267	$91,503

Net earnings per common share

-Basic	$0.95	$0.90	$1.68	$1.96

-Diluted	$0.95	$0.90	$1.68	$1.95

Dividends per share	$0.14	$0.14	$0.42	$0.40

Average number of common shares outstanding

-Basic	48,337,678	46,763,155	47,661,493	46,746,598

-Diluted	48,570,981	46,962,201	47,888,751	46,964,281

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)

Net cash provided by operating activities	$159,060	$155,415

Investing activities:

Additions to property, plant and equipment	(149,653)	(117,887)

Acquisitions, net	(217,429)	(36,671)

Other investing activities, net	44,109	6,930

Net cash used for investing activities	(322,973)	(147,628)

Financing activities:

Net principal borrowings / (repayments) on long-term debt	227,611	(8,314)

Dividends paid	(20,132)	(18,700)

Loans payable	(41,797)	19,810

Issuance of common stock	1,487	1,369

Debt issue costs	(2,150)	—

Net cash provided by (used for) financing activities	165,019	(5,835)

Net increase in cash and cash equivalents	1,106	1,952

(Book overdraft) cash and cash equivalents, beginning of period	(4,778)	3,403

(Book overdraft) cash and cash equivalents, end of period	$(3,672)	$5,355

See accompanying notes to condensed consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited, condensed consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 22, 2001. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine-months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

	September 30,	December 31
	2001	2000

	(Dollars in Thousands)

Finished products	$205,741	$177,066

Product in process and raw materials	6,983	9,548

Supplies and expendable parts	26,106	26,692

	238,830	213,306

Less allowances	(6,817)	(5,772)

Total	$232,013	$207,534

3.	Long-Term Debt

	September 30,	December 31,
	2001	2000

	(Dollars in Thousands)

6.9% Notes, due 2007	$124,964	$124,961

5.875% Notes, due 2008	199,207	199,141

6.875% Notes, due 2011	249,723	—

7% Debentures, due 2025	124,235	124,226

Commercial paper and line of credit, interest rates ranging from 2.96% to 4.08%	130,721	192,518

Acquisition notes, interest rates ranging from 5.60% to 9.00%	7,799	4,930

Other notes	628	959

	837,277	646,735

Less current maturities	(2,639)	(45,155)

Total	$834,638	$601,580

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On March 30, 2001, the Corporation completed a private offering of $250 million of 6-7/8% Notes due 2011, at 99.85% of their principal amount. The net proceeds from the sale of the Notes were used to finance the April 3, 2001, acquisition of the remaining interest of Meridian Aggregates Company (“Meridian”) and for general corporate purposes. The private offering notes in the amount of $249,650,000 were exchanged for publicly registered notes with substantially the same terms in July 2001.

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at September 30, 2001. However, these agreements support commercial paper borrowings of $130 million outstanding at September 30, 2001, of which $130 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At November 1, 2001, $115 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 10 of this Form 10-Q.

The Corporation’s interest payments were approximately $27.7 million in 2001 and $29.5 million in 2000 for the nine-months ended September 30.

4.	Income Taxes

The Corporation’s effective income tax rate for the first nine months was 32.4% in 2001 and 33.6% in 2000. The Corporation’s effective tax rate reflects among other things, the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, amortization of certain goodwill balances, foreign operating earnings, and earnings from nonconsolidated investments. The Corporation recognized a deferred tax benefit of approximately $4.0 million related to a wholly-owned partnership investment that is now treated, for federal income tax purposes, as a corporation. Treatment of the partnership as a corporation for federal income tax purposes allowed the Corporation to look to the inside tax basis, which was substantially higher than the outside tax basis, to calculate its deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The Corporation’s income tax refunds (payments) were approximately $2.5 million in 2001 and ($33.9) million in 2000, for the nine months ended September 30. The net income tax refund position at September 30, 2001, reflects the refund of the overpayment of federal income taxes in 2000 coupled with a reduction in current year estimated payments when compared to the prior year period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

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

6.	Other Matters

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and should be applied prospectively. Certain disclosures for securitized financial assets were required for December 31, 2000, annual reporting. The adoption of FAS 140 did not have any impact on net earnings or the financial position of the Corporation. No additional disclosures were required at December 31, 2000.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, which applied to business combinations for which the date of acquisition was July 1, 2001 or later, and No. 142, Goodwill and Other Intangible Assets (“FAS 142”), (collectively the “Statements”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are, no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

The Corporation applied the new rules on accounting for goodwill and other intangible assets beginning with purchase business combinations completed after June 30, 2001, and will begin in the first quarter of 2002 for all purchase business combinations. Application of the nonamortization provisions of FAS 142 is expected to favorably impact 2002 earnings, versus 2001 as related to such amortization. The Corporation recognized $11.7 million in 2000 and $16.3 million for the nine-month period ended September 30, 2001, in goodwill amortization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The effect the results of the impairment tests will have on the earnings and financial position of the Corporation has not yet been determined.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires recognition of the fair value of a liability representing an asset retirement obligation in the period in which it is incurred. The asset retirement obligation is recorded if a reasonable estimate of fair value can be made, which is presumed to be at the acquisition date of a long-lived tangible asset. The Corporation incurs some reclamation liabilities as part of its aggregates mining process.

However, certain reclamation costs are currently treated as normal, ongoing operating expenses and expensed generally in the period in which they are incurred. FAS 143 is effective for the first quarter of 2003 for the Corporation. The effect of the adoption of FAS 143 on the earnings and financial position of the Corporation has not yet been determined.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), which is effective for the first quarter of 2002 for the Corporation. FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 requires, among other things, the recognition of an impairment loss for long-lived assets to be held and used, and defines classification of continuing and discontinued operations. The Corporation has not completed its evaluation of the impact of FAS 144 on earnings or financial position, but does not expect the impact of adoption to be material.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of approximately 300 quarries and distribution facilities in more than 27 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas Islands and Canada. The division’s products are used primarily by commercial customers, principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Corporation vertically integrated in other construction materials businesses in Louisiana, Arkansas, Oklahoma and Texas, as a result of acquisitions of asphalt production, ready mixed concrete operations, road construction and trucking companies. The magnesia-based products segment produces chemicals products used in industrial, agricultural and environmental applications and lime for use primarily in the steel industry. The magnesia-based products segment sold its refractories business as discussed below. The magnesia-based products segment derives a major portion of its sales and earnings from the products used in the steel industry.

PURCHASE OF MERIDIAN AGGREGATES COMPANY AND SALE OF MAGNESIA SPECIALTIES REFRACTORIES BUSINESS On April 3, 2001, the Corporation completed the purchase of the remaining interest of Meridian Aggregates Company (“Meridian”) under the purchase option terms of the original October 1998 investment agreement. The purchase price of Meridian, inclusive of the Corporation’s original $42 million investment, was approximately $238 million, plus the assumption of normal balance sheet liabilities. The purchase price is subject to normal post-closing adjustments and appropriate accruals.

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

On May 1, 2001, the Corporation completed the sale of certain of its assets related to the Magnesia Specialties refractories business to a subsidiary of Minerals Technologies Inc. (“Minteq”) for $34 million. The Corporation retained certain current assets of the refractories business, including accounts receivable and certain current liabilities, which are expected to yield an additional $10 million to $14 million in net working capital.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

The Corporation recognized a net gain of $8.9 million on the sale of assets after the write-down of certain retained refractories assets, including assets at the Magnesia Specialties division’s Manistee, Michigan, operating facility, as the facility is being repositioned to focus on production of chemicals products. Further, Magnesia Specialties will supply Minteq with certain refractories products for up to two years after the sale. The refractories business contributed $57.3 million to Magnesia Specialties’ net sales in 2000. The Corporation also transferred the operating responsibility for its Woodville, Ohio, dolomitic lime facility to the MidAmerica Division of the Aggregates Division. However, the dolomitic lime operations will continue to be reported within the magnesia-based products segment until final determination of the strategic direction of the remaining Magnesia Specialties business.

RESULTS OF OPERATIONS Net sales for the quarter increased 15% to $437.0 million from 2000 third-quarter sales of $380.3 million, as a result of a 3% increase in heritage aggregates average selling price and a 21% increase in aggregates shipments for the quarter. The increase in aggregates shipments is due primarily to the acquisition of Meridian and 17 other companies in 2001 and 2000. Earnings from operations increased approximately 13% for the quarter to $79.8 million, from $70.8 million in the third quarter 2000. Interest expense increased 13% to $12.1 million for the third quarter 2001, primarily due to the Meridian acquisition. Net earnings for the quarter increased 9% to $45.9 million, or $0.95 per diluted share, from third-quarter 2000 net earnings of $42.1 million, or $0.90 per diluted share.

Net sales for the first nine months of 2001 increased 10% to over $1.1 billion, from $1.0 billion for the year-earlier period. Earnings from operations decreased 10% to $146.5 million for the nine-months ended September 30, 2001, as compared to $162.6 million for the same period in 2000. Year-to-date 2001 net earnings were $80.3 million, or $1.68 per diluted share, compared to $91.5 million, or $1.95 per diluted share, for the year-earlier period. Earnings for the year-to-date period have been negatively affected by lower than anticipated heritage volumes and higher costs, primarily as a result of the significant impact of unusual weather events in key markets, plant construction project delays and certain other nonrecurring costs, all previously announced in the first and second quarters of 2001. On a year-to-date basis, other income and expenses, net, was $8.3 million in 2001, compared to $6.8 million in 2000. Other income and expenses, net, includes the recognition of an $8.9 million gain on the sale of certain assets related to the Magnesia Specialties refractories business.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

Interest expense increased $4.4 million, or 14%, primarily due to the Meridian acquisition. On a year-to-date basis, net earnings reflect a 32.4% tax rate, down from the prior-year rate of 33.6%.

Net sales for the Aggregates division increased 20% during the third quarter 2001 to $414.9 million, from 2000 third-quarter sales of $347.0 million. Earnings from operations for the third quarter 2001 were $79.0 million, when compared to $68.9 million during third quarter 2000. The gross margin for the heritage aggregates product line increased 40 basis points for the quarter, when compared to the prior-year period; however, operating margin for the division was 19.0%, compared with 19.9% in the prior year’s quarterly period, principally due to lower margins from recently acquired operations. Year-to-date sales of $1.041 billion exceeded the prior-year period by 13%, and earnings from operations of $144.9 million was 7% below prior year, due to factors previously discussed.

Total shipments for the quarter of 56.9 million tons increased 21.2% when compared with the third quarter 2000 principally as a result of the acquisition of Meridian. Heritage aggregates shipments volume during the third quarter increased 1.2% to 46.8 million tons. Average selling prices for heritage aggregates operations have increased almost 3% for the quarter ended September 30, 2001.

	Three-Months Ended		Nine-Months Ended
	September 30, 2001		September 30, 2001

	Volume	Pricing	Volume	Pricing

Volume/Pricing Variance (1)

Heritage Aggregates Operations (2)	1.2%	2.8%	(1.4%)	2.6%

Aggregates Division (3)	21.2%	0.6%	12.5%	1.3%

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Shipments (tons in thousands)

Heritage Aggregates Operations (2)	46,837	46,260	122,401	124,133

Acquisitions	10,039	686	18,895	1,441

Aggregates Division (3)	56,876	46,946	141,296	125,574

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.

(3)	Aggregates division includes all acquisitions from the date of acquisition.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

The Aggregates division’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further because of the potentially significant impact of weather on the Corporation’s operations, nine-month results are not necessarily indicative of expected performance for the year. As previously disclosed, the Corporation acquired the operations of Meridian on April 3, 2001, and the operating results have been included with those of the Corporation from that date forward. Meridian typically experiences operating losses during the first quarter that result from winter weather conditions at its operations in western and upper midwest states. Therefore, first quarter 2002 operating results will be adversely affected by Meridian’s winter losses.

The Corporation’s outlook for the fourth quarter and 2002 is uncertain as the economy tries to cope with and digest the events of September 11, 2001; however, management believes the Corporation is well positioned during this period. The Corporation’s aggregates business is expected to perform better than the general economy, given that about 50% of the business is related to highways and other infrastructure construction. Further, potential for increased infrastructure spending exists from possible economic stimulus packages related to recent events. While the level of state infrastructure spending is varied across the nation and dependent on individual state economies, North Carolina, one of the Corporation’s key states which comprised 18% of 2000 net sales, recently passed new funding, which is projected to lead to a 32% increase in road spending over the next year. Special contract lettings are being held in October and November to assure quick release of $170 million in new money, primarily for asphalt resurfacing. However, management continues to expect a decline in building construction as corporate layoffs and lagging consumer confidence further depress the building construction market. Management will have a better sense of the economic impact on building construction mid-year 2002 as the spring construction season begins.

Management, as part of its long-term strategy, is reviewing the possible divestiture of nonstrategic, underperforming assets where redeployment of capital enhances financial returns for the Corporation and provides a continued focus on the core Aggregates division operations. The Aggregates division has generated over 90% of the Corporation’s year-to-date 2001 net sales and substantially all of the operating earnings during that same period. Management continues to evaluate strategic alternatives within the Magnesia Specialties business, as well as with a small number of Aggregates division facilities, which the Corporation may choose to exit by sale or shutdown.

The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 22, 2001. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected, if the general economic downturn continues or deteriorates as a result of the events of September 11, 2001.

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

Magnesia Specialties’ third-quarter sales of $22.2 million declined 33% due, as expected, to the sale of certain assets of the refractories business, when compared to the year-earlier period. Earnings from operations for the third quarter were $0.8 million and $1.9 million, for 2001 and 2000, respectively. The decline in operating earnings results principally from higher energy-related costs for natural gas and absorption of higher fixed costs as the division repositions its Manistee, Michigan, operating facility to focus on the production of chemicals products. Year-to-date sales were $79.4 million and earnings from operations were $1.6 million, decreases of 20% and 77%, respectively.

The following tables present net sales, gross profit, selling, general and administrative expense, and earnings from operations data for the Corporation and each of its divisions for the three-month and nine-month periods ended September 30, 2001 and 2000. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

	Three-Months Ended
	September 30,

	(Dollars in Thousands)
	2001		2000

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$414,860	100.0	$347,050	100.0

Magnesia Specialties	22,154	100.0	33,255	100.0

Total	$437,014	100.0	$380,305	100.0

Gross profit:

Aggregates	$103,222	24.9	$88,711	25.6

Magnesia Specialties	2,660	12.0	6,715	20.2

Total	$105,882	24.2	$95,426	25.1

Selling, general & administrative Expense:

Aggregates	$24,513	5.9	$19,681	5.7

Magnesia Specialties	1,741	7.9	4,331	13.0

Total	$26,254	6.0	$24,012	6.3

Earnings from operations:

Aggregates	$78,972	19.0	$68,955	19.9

Magnesia Specialties	834	3.8	1,889	5.7

Total	$79,806	18.3	$70,844	18.6

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

	Nine-Months Ended
	September 30,

	(Dollars in Thousands)
	2001		2000

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:

Aggregates	$1,041,472	100.0	$919,720	100.0

Magnesia Specialties	79,418	100.0	99,190	100.0

Total	$1,120,890	100.0	$1,018,910	100.0

Gross profit:

Aggregates	$215,884	20.7	$215,149	23.4

Magnesia Specialties	10,623	13.4	21,467	21.6

Total	$226,507	20.2	$236,616	23.2

Selling, general & administrative expense:

Aggregates	$71,244	6.8	$59,493	6.5

Magnesia Specialties	8,299	10.4	12,775	12.9

Total	$79,543	7.1	$72,268	7.1

Earnings from operations:

Aggregates	$144,860	13.9	$155,413	16.9

Magnesia Specialties	1,614	2.0	7,152	7.2

Total	$146,474	13.1	$162,565	16.0

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

Other income and expenses, net, for the quarter ended September 30, was $1.0 million in expense in 2001, compared with $1.7 million in income in 2000. In addition to several offsetting amounts, other income and expenses, net, are comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, income from nonoperating services, costs associated with the commercialization of certain new technologies, and net equity earnings from non-consolidated investments. Other income and expenses, net, for the nine-months ended September 30, was $8.3 million in income in 2001 and $6.8 million in income in 2000. In 2001, other income and expenses, net, includes an $8.9 million gain on the sale of certain assets related to the Magnesia Specialties refractories business, while in 2000, other income includes a nonrecurring insurance settlement related to Hurricane Floyd.

Interest expense was $12.1 million in the third quarter 2001, compared to $10.7 million in the third quarter of 2000, primarily due to the Meridian acquisition.

The Corporation’s estimated effective income tax rate for the first nine months was 32.4% in 2001 and 33.6% in 2000. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the nine-months ended September 30, 2001, was $159.1 million, compared with $155.4 million in the comparable period of 2000. The cash flow for both 2001 and 2000 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Depreciation	$29,382	$27,242	$86,980	$80,732

Depletion	1,655	1,394	4,223	3,667

Amortization	7,373	5,848	21,182	17,048

	$38,410	$34,484	$112,385	$101,447

(Continued)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2000 net cash provided by operating activities was $212.9 million, compared with $155.4 million provided by operations in the nine-months ended September 30, 2000.

Nine-month capital expenditures, exclusive of acquisitions, were $149.7 million in 2001 and $117.9 million in 2000. Capital expenditures are expected to be approximately $180 to $190 million for 2001, exclusive of acquisitions. Comparable full-year capital expenditures were $170.8 million in 2000. During the first nine-months ended September 30, 2001, the Corporation spent $217.4 million, net of cash, in continuation of its expansion strategy.

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
FORM 10-Q
For the Quarter Ended September 30, 2001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2001 and 2000

The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s, “P-2” by Moody’s and “F-2” by Fitch-IBCA Duff & Phelps. In July 2001, Standard & Poor’s revised its outlook on the Corporation to negative from stable while reaffirming its ratings. The outlook revision reflects Standard & Poor’s belief that the Corporation’s acquisition activity could make it more difficult for the Corporation to restore credit quality measures to certain levels. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 6 to the Condensed Consolidated Financial Statements.

OTHER MATTERS Investors are cautioned that statements in this Quarterly Report on Form 10-Q that relate to the future are, by their nature, uncertain and dependent upon numerous contingencies, including political, economic, regulatory, climatic, competitive, and technological, any of which could cause actual results and events to differ materially from those indicated in such forward-looking statements. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof, based on management’s current expectations, and the Corporation does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors and uncertainties may be found in the Corporation’s other filings, which are made from time to time, with the Securities and Exchange Commission.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2001.

Item 5. Other Information.

On August 17, 2001, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.14 per share of the Corporation’s common stock. The dividend, which represents a cash payout of $0.56 per share on an annualized basis, was payable on September 28, 2001, to shareholders of record at the close of business on August 31, 2001.

On September 27, 2001, the Corporation announced the acquisition of four active limestone quarries and two inactive sites, located in Central Kansas, from Walker Stone Company. The transaction was for cash and common stock, with the purchase price not disclosed. The Corporation also announced the acquisition of a small limestone quarry, located near Omaha, Nebraska, from City Wide Rock & Excavating, Co., Incorporated. The purchase was for cash, with the purchase price not announced.

On October 23, 2001, the Corporation reported its financial results for the third quarter and nine-months ended September 30, 2001.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

PART II — OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended September 30, 2001 and 2000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 14, 2001	By:	/s/ JANICE K. HENRY Janice K. Henry Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001

EXHIBIT INDEX

Exhibit No.	Document	Page

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter Ended September 30, 2001 and 2000