Form 10-K405
period 2001-12-31
MARTIN MARIETTA MATERIALS INC
filed 2002-03-27
CIK 916076

2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                       to

Commission file number 1-12744
MARTIN MARIETTA MATERIALS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1848578
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2710 Wycliff Road, Raleigh, North Carolina	27607-3033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01 per share) (including rights attached thereto)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       ☒   No       ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☒

     The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on March 22, 2002 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,288,035,232. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of each of the Registrant’s classes of common stock on March 22, 2002 as follows:

Common Stock (par value $.01 per share)                                             48,559,741 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 2002 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

PART I

ITEM  1.    BUSINESS

General

     Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial, and residential. The Company also manufactured and marketed in 2001 magnesia-based products, including heat-resistant refractories products for the steel industry, chemicals products for industrial, agricultural, and environmental uses, and dolomitic lime. In 2001, the Company’s aggregates segment accounted for 93% of the Company’s total net sales, and the Company’s magnesia-based products segment accounted for 7% of the Company’s total net sales.

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

     As of May 28, 1997, the Company purchased all of the outstanding common stock of American Aggregates Corporation (“American Aggregates”) along with certain other assets from American Aggregates’ former parent, CSR America, Inc., for an acquisition price of approximately $242 million in cash plus certain assumed liabilities (the “American Aggregates Acquisition”). The American Aggregates Acquisition included the Ohio and Indiana operations of American Aggregates with 29 production facilities and increased the Company’s annual production capacity by more than 25.0 million tons — in addition to adding over 1.0 billion tons of mineral reserves, of which approximately 700.0 million were zoned for production, and 11,000 acres of property. American Aggregates was a leading supplier of aggregates products in Indianapolis, Cincinnati, Dayton, and Columbus.

     As of December 4, 1998, the Company acquired the common stock of Redland Stone Products Company (“Redland Stone”) from an affiliate of Lafarge SA for $272 million in cash plus normal balance sheet liabilities and approximately $8 million estimated for certain other assumed liabilities and transaction costs (the “Redland Stone Acquisition”). The Company did not assume any long-term debt of Redland Stone. Redland Stone was a leading producer of aggregates and asphaltic concrete in the State of Texas and had mineral reserves which exceeded 1.0 billion tons. The Redland Stone

Acquisition expanded the Aggregates division’s business by adding operating facilities in the southwest United States, expanding the Company’s presence in the asphalt production business, adding significant long-term mineral reserve capacity, and increasing the Company’s access to rail transportation.

     As of October 31, 1998, the Company purchased an initial 14% interest in the business of Meridian Aggregates Company (“Meridian”). As of April 3, 2001, the Company completed the purchase of all of the remaining interests of Meridian under the purchase option terms of the original investment agreement. The purchase consideration consisted of $238 million, including the original October 1998 investment of $42 million, the retirement of debt, the forgiveness of related party obligations, and estimated amounts for certain other assumed liabilities and transaction costs, plus the assumption of normal balance sheet liabilities (the “Meridian Acquisition”). The purchase consideration is subject to normal post-closing adjustments and appropriate accruals. At the time of the Meridian transaction, Meridian operated 25 aggregates production facilities and seven rail-served distribution yards in 11 states in the southwestern and western United States and sold aggregates to customers in 14 states, including six states in which the Company had not previously conducted any business. The Meridian Acquisition added more than 1.6 billion tons of aggregates reserves, expanded the Company’s presence in the southwest and western states, and increased its ability to use rail as a mode of transportation.

     As of May 1, 2001, the Company, through its wholly owned subsidiary, Martin Marietta Magnesia Specialties, sold certain assets related to its refractories business to a subsidiary of Minerals Technologies Inc. for $34 million. The Company retained certain current assets (including accounts receivable) and certain liabilities relating to the refractories business. In an accompanying manufacturing agreement, Magnesia Specialties agreed to supply the subsidiary of Minerals Technologies with certain refractories products principally from the Company’s Manistee, Michigan plant for up to two years following the sale. The sale of Magnesia Specialties’ refractories products business lessens the Magnesia Specialties division’s dependence on the steel industry. Excluding refractories products, Magnesia Specialties’ sales to the steel industry would account for 52% of the division’s 2001 net sales, as compared to 65% including refractories.

     In 2001, the Company transferred the operating responsibility for its Woodville, Ohio dolomitic lime operation to the MidAmerica Division of the Aggregates division. The Woodville, Ohio operation produces and sells dolomitic lime to the steel industry and produces and sells approximately 1.0 million tons per year of aggregates to construction businesses. However, the Woodville, Ohio operation will continue to be reported by the Company within the Magnesia Specialties segment.

     The Company believes that under its Magnesia Specialties segment’s current operating structure, which carries a lower invested asset base, the dolomitic lime and magnesia chemicals businesses provide an opportunity to generate attractive earnings and cash flows in 2002 and beyond.

     The Company announced in February 1997 that it had entered into agreements giving the Company rights to commercialize certain proprietary technologies related to the Company’s business. One of the agreements gives the Company the opportunity to pursue the use of certain fiber-reinforced polymer composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications, and other structures and applications. The Company continued its research and development activities during 2001 in this new product area, and continued manufacturing (through a contractor) and marketing certain of the products. This technology, if fully developed by the Company, would complement and expand the Company’s business. In addition, the Company continued in 2001 to explore the viability of certain technology related to microbial products for enhanced plant growth. The Company had limited revenue and no profits from these technologies in 2001. Also, in 1999 and 2000 the Company made investments in a start-up company, Industrial Microwave Systems, that has proprietary technology for use in applications related to industrial heating and drying, food processing, and aseptic packaging. There can be no assurance that any of the technologies will become profitable.

     The Company is replacing its existing information systems with an enterprise-wide information solution through J. D. Edwards World Solutions Company. The Company successfully completed the system design and implementation phase of the accounting, financial reporting, and human resources/payroll packages in 2001. The capital requirements for this project, excluding system replacements for acquisitions not currently on the Company’s Raleigh-based systems (principally the Redland and Meridian Acquisitions) are expected to be $26.3 million, with $13.0 million expended in 2001 and $4.0 million expended in 2000. Currently it is anticipated that the full system implementation will take an additional two years.

Business Segment Information

     The Company in 2001 operated in two reportable business segments. These segments are aggregates products and magnesia-based chemicals, refractories, and dolomitic lime products. As of May 1, 2001, the Company sold the refractories business of its Magnesia Specialties segment. Information concerning the Company’s net sales, operating profit, assets employed, and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 2001 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36 through 38 of the Company’s 2001 Annual Report to Shareholders (the “2001 Annual Report”), which information is incorporated herein by reference.

Aggregates

     The Company’s aggregates segment processes and sells granite, limestone, sand and gravel, and other aggregates products for use in all sectors of the public infrastructure, commercial, and residential construction industries. The Company is the United States’ second largest producer of aggregates. In 2001, the Company shipped approximately 192 million tons of aggregates primarily to customers in 31 southeastern, southwestern, midwestern, central, and western states, in addition to Canada and the Bahamas, generating net sales and earnings from operations of $1.4 billion and $194 million, respectively.

     The Aggregates division markets its products primarily to the construction industry, with approximately 44% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company’s aggregates business is concentrated principally in the southeast, southwest, midwest, and central states. In addition, the Company’s Meridian Acquisition and subsequent smaller acquisitions in 2001 have expanded the Company’s presence into the western states. Aggregates products are sold and shipped from a network of 343 quarries and distribution facilities in 28 states, as well as the Bahamas and Canada, although the Company’s five largest shipment states (Texas, North Carolina, Ohio, Georgia, and Iowa) account for approximately 56% of total net sales by state of destination. The Company’s business is accordingly affected by the economies in these regions.

     Until recently, economic growth in the United States had been generally strong in the areas served by the Company. However, the current recession, weakening regional economies, particularly in the southeast and central states, and the economic fallout of the September 11, 2001 terrorist attacks, adversely affected results of the Aggregates division. If this weakness in the economy continues, particularly in areas where the Company is concentrated, or if federal infrastructure appropriation levels are reduced, or a reduction occurs or continues in state and local infrastructure spending, the Aggregates division will continue to be adversely affected.

     The Company’s aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of the Meridian Acquisition, the American Aggregates Acquisition, and several other smaller acquisitions in the western and upper midwestern regions of the United States, more of the Company’s aggregates operations have exposure to weather-related risk during the winter months. The division’s operations that are concentrated principally in the northern region of the country generally experience more severe winter weather conditions than the division’s operations in the Southeast and Southwest. Due to these factors, the Company’s second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the division’s operations near the Atlantic and Gulf Coasts are at risk for hurricane activity and have experienced hurricane-related losses in recent years, which have had a significant adverse impact on the financial performance of the Company.

     Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. As described below, the Company’s distribution system mainly uses trucks, but also has access to a lower-cost river barge and ocean vessel network. In addition, the Redland Stone Acquisition, the Meridian Acquisition, and other recent acquisitions have enabled the Company to extend its reach through increased access to rail transportation.

     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, while the balance of 7% was moved by rail. In contrast, the Company’s aggregates shipments were moved 77% by truck, 15% by rail, and 8% by water in 2001. The Company has an extensive network of aggregates quarries and distribution centers along the Ohio and Mississippi River systems from western Pennsylvania throughout the central and southern United States and the Bahamas, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Gulf and Atlantic coastal areas are being supplied in part from the Bahamas location, two large quarries on the

Ohio River system, and a Canadian quarry on the Strait of Canso in Nova Scotia. In addition, the Company’s recent acquisitions, especially the Redland Stone and Meridian Acquisitions, have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company’s geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of certain coastal markets on the east coast and reaching as far as Texas, and to ship products in and to Canada, the Caribbean, and parts of South America, as well as to additional geographic areas which can be accessed economically by its expanded distribution system. In 2001, the Company modernized and expanded the plant capacity at its Bahamas location, which provides the opportunity for the Company to capture future potential market growth and reduce costs.

     As the Company continues to move more aggregates by rail and water, embedded freight costs have eroded gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the customer typically does not pay the Company a profit associated with the transportation component of the selling price. Moreover, the Meridian Acquisition and its rail-based distribution network, coupled with the extensive use of rail service in the Southwest, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power failures, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, and barge or ship availability.

     Historically, the Company has focused on the production of aggregates and has not integrated vertically in a substantial manner into other construction materials businesses. In recent transactions, however, the Company has acquired asphaltic concrete, ready mixed concrete, paving construction, trucking, and other businesses which establish vertical integration that complement its aggregates business. These vertically integrated operations accounted for about 14% of net sales in 2001, with no single operation contributing more than 10% of total net sales. As the Company continues its expansion strategy westward, where vertically integrated operations are the norm, profit margins are generally adversely affected. Generally these operations have lower profit margins than aggregates products.

     Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state, and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult thereby potentially enhancing the value of the Company’s existing mineral reserves.

     Management believes the Aggregates division’s raw materials, or mineral reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production in its aggregates segment. The Company’s aggregates reserves exceed 55 years of production, based on current levels of activity.

     The Company generally delivers products in its aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Magnesia Specialties

     The Company in 2001 also manufactured and marketed dolomitic lime, magnesia-based heat-resistant refractories products for the steel industry, and magnesia-based chemicals products for industrial, agricultural, and environmental uses, including wastewater treatment, sulfur dioxide scrubbing, and acid neutralization. As of May 1, 2001, the Company sold certain assets relating to the refractories business of its Magnesia Specialties segment to a subsidiary of Minerals Technologies Inc. The Company’s Magnesia Specialties division generated net sales in 2001 of $99.5 million and earnings from operations of $3.2 million. Approximately 26.9% of these sales were associated with the sold refractories business, including sales of certain refractories products to the subsidiary of Minerals Technologies pursuant to a related manufacturing agreement. Magnesia Specialties’ refractories and dolomitic lime products are sold primarily to the steel industry. Accordingly, the division’s profitability has historically depended on the production of steel and the related marketplace, and a significant portion of the division’s product pricing structure has historically been affected by current economic conditions within the steel industry. The sale of Magnesia Specialties’ refractories business in 2001 will lessen the Magnesia Specialties division’s dependence on the steel industry over time.

     In 2001, the division’s refractories and dolomitic lime product areas continued to be negatively impacted by global steel industry conditions. The division’s steel-related product areas’ performance followed the steel industry’s performance. As a result, the continued slowdown experienced in the steel industry during 2001 and continued high levels of steel imports negatively affected earnings from operations for 2001. Higher-than-expected costs for natural gas, which is used to fuel some of the division’s kilns in the manufacture of its products, negatively affected earnings from operations during the first half of 2001, before returning to more normal levels by year end. The underabsorption of fixed costs associated with the conversion of the division’s Manistee, Michigan plant to a magnesia chemicals facility, as a result of the sale of the refractories business, also negatively impacted earnings from operations for 2001. Competitive pricing pressures continued throughout 2001. The division’s chemicals products continued to diversify in chemicals used as flame retardants, in wastewater treatment, and to reduce stack pollution, and is not as dependent on the steel industry as is the refractories or dolomitic lime businesses.

     The principal raw materials used in the Company’s Magnesia Specialties division’s products are dolomitic limestone, brine, and imported magnesia. Management believes that its reserves of dolomitic limestone to produce dolomitic lime and its reserves of brine are sufficient to permit production at the required operational levels for the foreseeable future, which levels are expected to be lower over time than present operational levels as a result of the sale of the refractories business in 2001. The supply of natural and synthetic magnesia is abundant worldwide. In 2001, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices. Alternatively, the Company believes it could adjust its mix of products and/or increase production at its Manistee, Michigan plant. Moreover, the sale of Magnesia Specialties’ refractories business in 2001 will lessen the Magnesia Specialties division’s magnesia requirements over time.

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

Patents and Trademarks

     As of March 22, 2002, the Company owns, has the right to use, or has pending applications for approximately 70 patents pending or granted by the United States and various countries and approximately 63 trademarks related to its Magnesia Specialties business and its developing technologies and services business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

Customers

     No material part of the business of either segment of the Company is dependent upon a single customer or upon a few customers, the loss of any one of which would have a material adverse effect on the segment. The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county, or municipal governments, or agencies thereof.

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

     The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for approximately 25% of the total market. The Company competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges and its increased access to rail transportation as a result of the Redland Stone and Meridian Acquisitions, and other transactions, has enhanced the Company’s ability to compete in certain extended areas. Certain of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

     The Magnesia Specialties division of the Company competes with various companies in different geographic and product areas. The division competes principally on the basis of quality, price, and technical support for its products. The Magnesia Specialties division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $11.8 million in net sales in 2001 (representing approximately 12% of net sales of the Magnesia Specialties segment) principally in Canada, Mexico, the United Kingdom, Germany, and Korea. The sale of the refractories business in 2001 has reduced division sales to foreign customers. The Magnesia Specialties division’s sales to foreign customers were $20.4 million in 2000 and $21.0 million in 1999.

Research and Development

     The Company conducts research and development activities for its Magnesia Specialties segment at its plant in Manistee, Michigan, and at various locations for the new proprietary technologies. The Company closed its Baltimore, Maryland, laboratory after the sale of the refractories business in 2001, and transferred the remaining research and development activities for its Magnesia Specialties segment to its Manistee, Michigan plant. In general, the Company’s research and development efforts in 2001 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials and microwave technology. The Company spent approximately $0.6 million in 2001, $2.3 million in 2000, and $2.8 million in 1999 on research and development activities.

Environmental Regulations

     The Company’s operations are subject to and affected by federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal, and revocation. The Company regularly monitors and reviews its operations, procedures, and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future. In accordance with the Company’s accounting policy for environmental costs, amounts are not accrued and included in the Company’s financial statements until it is probable that a liability has been incurred and such amounts can be estimated reasonably. The environmental accruals are estimated based on internal studies of the required remediation costs and generally not discounted to their present value or offset for potential insurance or other claims. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company’s operations or financial condition.

     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” on page 15 of this Form 10-K and “Note M: Commitments and Contingencies” of the “Notes to Financial Statements” on page 24 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Litigation Matters” on page 41 of the 2001 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

     In general, quarry sites must comply with noise, water discharge, and air quality regulations, zoning, and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry and production facilities can be situated substantial distances from surrounding property owners. Also, the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company maintains a centralized blasting function for its quarry operations and has established policies designed to minimize disturbances to surrounding property owners.

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

     The EPA in November 1996 proposed certain changes to the regulations relating to the standard for particulate matter in connection with air quality, which were recently placed into law as the National Ambient Air Quality Standards. The new law places an ambient air limit on the emission of fine particles (smaller than 2.5 microns) that typically result from industrial, motor vehicle, and power generation fuel combustion, in addition to the coarse particles previously regulated. As adopted, the regulations impact many industries, including the aggregates industry. The National Stone, Sand and Gravel Association (“NSSGA”) joined a lawsuit with many other industries challenging the standard and the lack of scientific data available supporting the limits and the ability of industry to monitor the pollutant. In May 1999, the United States Court of Appeals for the District of Columbia overturned the EPA’s PM2.5 and ozone national ambient air quality standards. The EPA appealed the Court of Appeals’ decision to the United States Supreme Court, which decided on

February 27, 2001 that the EPA has the authority to issue air quality standards and remanded the case for reexamination of the standards proposed by the EPA. The Company will not be able to determine the applicability of any new rules or the costs associated with any required standards until an emission standard is adopted. Based on field studies showing that crushed stone operations have a near negligible impact on ambient PM2.5 concentrations, the Company believes that any such costs would not have a material adverse effect on the Company’s operations or its financial condition.

     As a result of the processing of dolomitic limestone at the Magnesia Specialties division’s Woodville, Ohio, facility, lime kiln dust (“LKD”) is produced as a by-product. The Company historically placed the LKD in the quarry as part of reclamation required under its mining permit. In 1994, the Ohio Environmental Protection Agency (“OEPA”) promulgated regulations that applied to the disposal of LKD and regulated it as a solid waste. The regulations required the Company to change its disposal method and institute additional controls. In order to comply with the regulations, the Company executed an administrative order with the OEPA on November 24, 1997 requiring the Company to submit a permit application for a landfill by May 1998, which was duly submitted. The Company, along with the National Lime Association and other lime producers in Ohio, introduced a bill before the State of Ohio Senate in August 2000 proposing that LKD be regulated under the mining laws and excluded as a solid waste thus eliminating the requirement for a landfill permit. The bill was passed and ratified in 2001. Based upon the result of the legislation, the facility will not require a landfill permit, and the Company will not incur any significant compliance costs associated with implementation of the legislation.

     The Clean Air Act Amendments of 1990 require the EPA to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company is actively participating with other lime manufacturers in working with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA has conducted testing at lime manufacturing facilities located in Alabama, Texas, and Ohio, including the Company’s Woodville facility, the results of which were discussed with the EPA in 1999 to determine whether the facilities should be subject to these regulations. The EPA received comments on its proposed technology-based standards for the industry in November 2000, and a summary of the draft proposed national emission standards for lime manufacturing plants was released on December 1, 2001. The Company will not be able to determine the applicability of the new regulations or the cost associated with any required standards until the emission standards are formally adopted. The Company believes that any costs associated with the upgrade and/or replacement of equipment required to comply with the new regulations would not have a material adverse effect on the Company’s operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment’s operations.

     In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the 1940’s and 1950’s before the Company purchased the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. The Company is funding the entire cost of future investigations and remediation which will occur over several years. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In December 1998, the GDNR determined that the Company, the GDOT, and two other parties which operated an asphalt plant are responsible parties for investigation and remediation at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it caused a release of TCE above its naturally occurring background concentration in the groundwater at the site. The two other parties were designated because both entities operated the asphalt plant at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. On May 21, 2001, GDNR issued separate Administrative Orders against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In the vicinity of and beneath the Magnesia Specialties division’s Manistee, Michigan, facility, there is an underground plume of material originating from the adjacent Packaging Corporation of America (“PCA”) property. The Company believes the plume consists of paper mill waste. On September 8, 1983, the PCA plume and property were listed on the National Priorities List (“NPL”) under the authority of the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund” statute). The PCA plume is subject to a Record of Decision issued by the U.S. Environmental Protection Agency (“USEPA”) on May 2, 1994, pursuant to which PCA (and now its successor, Pactiv Corporation (“Pactiv”)) is required to conduct annual monitoring. The USEPA has not required remediation of the groundwater contamination. On January 10, 2002, the Michigan Department of Environmental Quality (“MDEQ”) issued a Notice of Demand letter to the Company, PCA, and Pactiv indicating that it believes the plume has commingled with underground brine contamination historically released at the Manistee plant and designating the parties as responsible for investigation and remediation. The MDEQ has requested meetings and cost sharing with the Company, PCA, and Pactiv. Michigan law provides that responsible parties are jointly and severally liable, and, therefore, the Company is potentially liable for the full cost of funding the investigation and any necessary remediation. Michigan law also provides a procedure whereby liability may be apportioned among responsible parties if it is capable of division. The Company believes that the liability will be apportioned and that any such costs attributed to the Company’s brine contamination will not have a material adverse effect on the Company’s operations or its financial condition but can give no assurance that the liability will be apportioned or that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment’s operations.

Employees

     As of March 22, 2002, the Company has approximately 6,900 employees. Approximately 5,200 are hourly employees and approximately 1,700 are salaried employees. Included among these employees are approximately 800 hourly employees represented by labor unions. Approximately 14% of the Company’s Aggregates division’s hourly employees are members of a labor union, while 92% of the Magnesia Specialties division’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees at the Manistee, Michigan, magnesia-based products plant and the Woodville, Ohio, lime plant. The current Manistee labor union contract was ratified in August 1999 and expires in August 2003. The current Woodville labor union contract was ratified in June 2001 and expires in June 2006. The Company considers its relations with its employees to be good.

ITEM  2.    PROPERTIES

Aggregates

     As of March 22, 2002, the Company processed or shipped aggregates from 343 quarries and distribution yards in 28 states in the southeast, southwest, midwest, central, and western United States and in Canada and the Bahamas, of which 98 are located on land owned by the Company free of major encumbrances, 72 are on land owned in part and leased in part, 159 are on leased land, and 14 are on facilities neither owned nor leased, where raw materials are removed under an agreement. In addition, the Company processed and shipped ready mixed concrete and/or asphalt products from 23 properties in 5 states in the southern United States, of which 11 are located on land owned by the Company free of major encumbrances, 2 are on land owned in part and leased in part, and 10 are on leased land.

Magnesia Specialties

     The Magnesia Specialties division currently operates a major manufacturing facility in Manistee, Michigan, and smaller processing plants in Bridgeport, Connecticut, and Lenoir City, Tennessee. All of these facilities are owned, except Lenoir City, which is leased. The Company has also entered into several third-party toll-manufacturing agreements pursuant to which it processes various chemical products. In addition, in 2001 the Company transferred operating responsibility for its Woodville, Ohio dolomitic lime operation from its Magnesia Specialties division to the Mid-America Division of its Aggregates division, but the Woodville, Ohio operations will continue to be reported by the Company within the Magnesia Specialties segment. The Woodville, Ohio facilities are owned.

Other Properties

     The Company’s corporate headquarters, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices and research and development laboratories for its Aggregates division and its Magnesia Specialties division.

     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. The principal properties are believed to be utilized at average productive capacities of approximately 80% and are capable of supporting a higher level of market demand.

ITEM  3.     LEGAL PROCEEDINGS

     From time to time claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, vibrations, air emissions, and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from, these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of these claims will have a material adverse effect on the Company’s operations or its financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

     See also “Note M: Commitments and Contingencies” of the “Notes to Financial Statements” on page 24 of the 2001 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental and Litigation Matters” on page 41 of the 2001 Annual Report.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

FORWARD-LOOKING STATEMENTS — SAFE HARBOR PROVISIONS

     This Annual Report on Form 10-K and other written reports and oral statements made from time to time by the Company contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable, but which may be materially different from actual results.

     Factors that the Company currently believes could cause its actual results to differ materially from those in the forward-looking statements include, but are not limited to, national and regional economic conditions in the markets the Company serves, the level and timing of federal and state transportation funding, levels of construction spending in the markets the Company serves, unfavorable weather conditions, fuel costs, transportation costs, competition from new or existing competitors, changes in environmental and other governmental regulations, ability to recognize quantifiable savings from internal expansion programs, ability to successfully integrate acquisitions quickly and in a cost-effective manner, changes in capital availability or costs, and the timing and occurrence of events that may be subject to circumstances beyond the Company’s control.

     Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion of “Competition” on pages 9 and 10 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 through 43 of the 2001 Annual Report and “Note A: Accounting Policies” and “Note M: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 14 through 16 and page 24, respectively, of the Audited Consolidated Financial Statements included in the 2001 Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 22, 2002:

		Present Position	Year Assumed	Other Positions and Other Business
Name	Age	at March 22, 2002	Present Position	Experience Within the Last Five Years

Stephen P. Zelnak, Jr.	57	Chairman of the	1997	Vice Chairman of the Board of
		Board of Directors;		Directors
		President and Chief	1993	(1996 – 1997)
		Executive Officer;
		President of Aggregates	1993
		Division

Philip J. Sipling	54	Executive Vice President;	1997	Senior Vice President (1993 – 1997);
		Chairman of Magnesia	1997	President, Magnesia Specialties
		Specialties Division;		Division (1993 – 1997)
		Executive Vice President of	1993
		Aggregates Division

Janice K. Henry	50	Senior Vice President;	1998	Vice President (1994 – 1998);
		Chief Financial Officer	1994	Treasurer (1996 – 2000)

Donald M. Moe	57	Senior Vice President;	2001	Vice President (1999 – 2001);
		Senior Vice President of	1999	Vice President — General Manager;
		Aggregates Division;		Martin Marietta Aggregates
		President-Carolina Division	1996	Eastern Carolina Region (1993 – 1996)

Jonathan T. Stewart	53	Senior Vice President,	2001	Vice President, Human Resources
		Human Resources		(1993 – 2001)

Roselyn R. Bar	43	Vice President and General	2001	Deputy General Counsel (2001);
		Counsel;		Associate General Counsel (1998-2001)
		Corporate Secretary	1997

Donald J. Easterlin, III	60	Vice President,	1994
		Business Development

Daniel G. Shephard	43	Vice President and Treasurer;	2000	Assistant Treasurer (1996-1999)
		President of Magnesia	1999
		Specialties Division

PART II

ITEM  5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There were approximately 1,331 holders of record of Martin Marietta Materials, Inc. Common Stock, $.01 par value, as of March 22, 2002. The Company’s Common Stock is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 44 of the 2001 Annual Report, and that information is incorporated herein by reference.

     During 2001, 2000, and 1999, the Company issued 1,684,352, 0, and 311,111 shares of its Common Stock, respectively, in connection with the acquisition of additional businesses for its Aggregates Division, none of which were material transactions. These acquisitions generally consisted of the acquisition of certain assets or stock of the businesses being acquired in exchange for cash and/or the Company’s Common Stock paid to the selling businesses or their shareholders, along with the assumption of certain liabilities of the businesses. All of the shares issued in these acquisition transactions were issued in eight separate acquisitions, one of which was pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) under Section 4(2) of the 1933 Act, and Rule 506 under the 1933 Act, and in the other acquisitions, the shares issued constituted exempted securities under Section 3(a)(10) of the 1933 Act following fairness hearings held before the North Carolina Secretary of State (through the North Carolina Securities Administrator).

ITEM  6.    SELECTED FINANCIAL DATA

     The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 45 of the 2001 Annual Report, and that information is incorporated herein by reference.

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 through 43 of the 2001 Annual Report, and that information is incorporated herein by reference, except that the information contained in the 28th and 29th paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Environment” on pages 34 and 35 of the 2001 Annual Report is not incorporated herein by reference.

ITEM  7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not hold or issue derivative financial instruments for trading purposes. The Company, from time to time, may use on a limited basis derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. In such case, the aggregate value of derivative financial instruments held or issued by the Company is not material to the Company nor is the market risk posed. The Company did not use any derivative financial instruments in 2001. For additional discussion of the Company’s market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Structure and Resources” on pages 39 through 41 of the 2001 Annual Report, and that information is incorporated herein by reference.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item 8 is included under the caption “Consolidated Statement of Earnings,” “Consolidated Balance Sheet,” “Consolidated Statement of Cash Flows,” “Consolidated Statement of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” on pages 10 through 44 of the 2001 Annual Report, and that information is incorporated herein by reference.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required in response to this Item 10 is included under the captions “Election of Directors,” “Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2001 (the “2002 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on page 17 of this Form 10-K.

ITEM  11.    EXECUTIVE COMPENSATION

     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Board of Directors,” “Report of the Compensation Committee on Executive Compensation,” “Comparison Cumulative Total Return Martin Marietta Materials, Inc., S&P 500 and Peer Group Indices,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2002 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this Item 12 is included under the captions “Voting Securities and Record Date” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2002 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Related Transactions” in the Company’s 2002 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2001 Annual Report, are incorporated by reference into Item 8 on page 19 of this Form 10-K. Page numbers refer to the 2001 Annual Report:

Page

Consolidated Balance Sheet — December 31, 2001 and 2000	11
Consolidated Statement of Earnings — Years ended December 31, 2001, 2000 and 1999	10
Consolidated Statement of Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999	13
Consolidated Statement of Cash Flows — Years ended December 31, 2001, 2000 and 1999	12
Notes to Financial Statements —	14 through 24

(2)  List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 14(d). The page number refers to this Form 10-K.

Schedule II — Valuation and Qualifying Accounts	26

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent auditors with respect to the above-referenced financial statements appears on page 9 of the 2001 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent auditors appear on page 39 of this Form 10-K.

(3)  Exhibits

The list of Exhibits on the accompanying Index of Exhibits on pages 23 through 25 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)  Reports on Form 8-K

None.

(c) Index of Exhibits

Exhibit No.

3.01	—	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)
3.02	—	Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)
4.01	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))
4.02	—	Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
4.03	—	Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
4.04	—	Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))
4.05	—	Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))
4.06	—	Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))
4.08	—	Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))
4.09	—	Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))
4.10	—	Form of Martin Marietta Materials, Inc. 6 7/8% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))
10.01	—	Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)
10.02	—	Five Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)

10.03	—	364-Day Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)
10.04	—	Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**
10.05	—	Form of Martin Marietta Materials, Inc. Amended and Restated Employment Protection Agreement (incorporated by reference to exhibit 10.08 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**
10.06	—	Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)**
10.07	—	Martin Marietta Materials, Inc. Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**
10.08	—	Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**
10.09	—	Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**
10.10	—	Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**
10.11	—	Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)**
10.12	—	Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**
10.13	—	Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)**
10.14	—	Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**
*10.15	—	Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**
10.16	—	Martin Marietta Materials, Inc. Amended and Restated Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**
10.17	—	Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999)**
*12.01	—	Computation of ratio of earnings to fixed charges for the year ended December 31, 2001
*13.01	—	Martin Marietta Materials, Inc. 2001 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2001 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.
*21.01	—	List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—	Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	—	Powers of Attorney (included in this Form 10-K at page 27)

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2002 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2002 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(d) FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E

		Additions

			(2)
		(1)	Charged to other			Balance at
	Balance at beginning	Charged to costs	accounts -	Deductions		end of
Description	of period	and expenses	describe	- describe		period

		(Amounts in Thousands)

Year ended December 31, 2001
Allowance for doubtful accounts	$5,139	$2,173	$950 (a)	$895	(b)	$7,367
Inventory valuation allowance	5,772	591	—	343	(b)	6,020
Accumulated amortization of intangible assets	75,146	28,393	3,746 (a)	3,095	(c)	103,015
				512	(d)
				663	(b)

Year ended December 31, 2000
Allowance for doubtful accounts	$4,707	$432	—	—		$5,139
Inventory valuation allowance	6,745	—	—	$973	(d)	5,772
Accumulated amortization of intangible assets	58,354	22,612	—	5,820	(c)	75,146

Year ended December 31, 1999
Allowance for doubtful accounts	$4,430	$312	—	$35	(d)	$4,707
Inventory valuation allowance	8,449	360	—	2,064	(d)	6,745
Accumulation amortization of intangible assets	42,511	20,290	—	3,342	(c)	58,354
				673	(a)
				432	(e)

(a)	Purchase accounting adjustments.
(b)	Sale of Magnesia Specialties refractories assets.
(c)	Fully-amortized intangible assets written off.
(d)	To adjust allowance for change in estimates.
(e)	Sale of assets.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar

Roselyn R. Bar
Vice President, General Counsel and Corporate Secretary

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Roselyn R. Bar and M. Guy Brooks, III, jointly and severally, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Dated: March 27, 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	Stephen P. Zelnak, Jr.	Chairman of the Board,	March 27, 2002
President and Chief Executive
	Stephen P. Zelnak, Jr.	Officer

/s/	Janice K. Henry	Senior Vice President and	March 27, 2002
Chief Financial Officer
Janice K. Henry

/s/	Anne H. Lloyd	Chief Accounting Officer	March 27, 2002

Anne H. Lloyd

/s/	Richard G. Adamson	Director	March 27, 2002

Richard G. Adamson

/s/	Marcus C. Bennett	Director	March 27, 2002

Marcus C. Bennett

/s/	Sue W. Cole	Director	March 27, 2002

Sue W. Cole

/s/	Bobby F. Leonard	Director	March 27, 2002

Bobby F. Leonard

/s/	William E. McDonald	Director	March 27, 2002

William E. McDonald

/s/	Frank H. Menaker, Jr.	Director	March 27, 2002

Frank H. Menaker, Jr.

Signature		Title	Date

/s/	James M. Reed	Director	March 27, 2002

James M. Reed

/s/	William B. Sansom	Director	March 27, 2002

William B. Sansom

/s/	Richard A. Vinroot	Director	March 27, 2002

Richard A. Vinroot

EXHIBITS

Exhibit No.

3.01	—	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)
3.02	—	Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)
4.01	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))
4.02	—	Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
4.03	—	Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
4.04	—	Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))
4.05	—	Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))
4.06	—	Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))
4.08	—	Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))
4.09	—	Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))
4.10	—	Form of Martin Marietta Materials, Inc. 6 7/8% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))
10.01	—	Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02	—	Five Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)
10.03	—	364-Day Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)
10.04	—	Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**
10.05	—	Form of Martin Marietta Materials, Inc. Amended and Restated Employment Protection Agreement (incorporated by reference to exhibit 10.08 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**
10.06	—	Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)**
10.07	—	Martin Marietta Materials, Inc. Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995)**
10.08	—	Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**
10.09	—	Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**
10.10	—	Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**
10.11	—	Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)**
10.12	—	Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**
10.13	—	Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)**
10.14	—	Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**
*10.15	—	Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**
10.16	—	Martin Marietta Materials, Inc. Amended and Restated Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**
10.17	—	Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999)**
*12.01	—	Computation of ratio of earnings to fixed charges for the year ended December 31, 2001

*13.01	—	Martin Marietta Materials, Inc. 2001 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2001 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.
*21.01	—	List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	—	Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	—	Powers of Attorney (included in this Form 10-K at page 27)

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2002 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2002 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K