Form 10-Q
period 2002-03-31
MARTIN MARIETTA MATERIALS INC
filed 2002-05-15
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2002

Common Stock, $.01 par value	48,579,115

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2002

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,137	$1,379
Accounts receivable, net	200,592	215,184
Inventories, net	253,515	231,003
Current deferred income tax benefits	28,548	19,696
Other current assets	21,520	28,970

Total Current Assets	515,312	496,232

Property, plant and equipment	2,097,548	2,074,422
Allowances for depreciation, depletion and
amortization	(1,022,605)	(992,233)

Net property, plant and equipment	1,074,943	1,082,189
Goodwill, net	576,407	571,186
Other intangibles, net	34,328	35,782
Other noncurrent assets	35,353	39,191

Total Assets	$2,236,343	$2,224,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$74,530	$79,572
Accrued salaries, benefits and payroll taxes	34,867	38,553
Accrued insurance and other taxes	35,891	32,265
Income taxes	1,272	3,091
Current maturities of long-term debt and commercial paper	6,119	4,490
Other current liabilities	37,038	34,066

Total Current Liabilities	189,717	192,037

Long-term debt and commercial paper	821,088	797,385
Pension, postretirement and postemployment benefits	82,799	81,650
Noncurrent deferred income taxes	108,196	102,664
Other noncurrent liabilities	30,871	28,632

Total Liabilities	1,232,671	1,202,368

Shareholders’ equity:
Common stock, par value $0.01 per share	486	485
Additional paid-in capital	435,826	437,020
Retained earnings	567,360	584,707

Total Shareholders’ Equity	1,003,672	1,022,212

Total Liabilities and Shareholders’ Equity	$2,236,343	$2,224,580

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands, Except
	Per Share Data)
Net sales	$289,931	$263,658
Freight and delivery revenue	41,897	37,173

Total Revenues	331,828	300,831

Cost of sales	266,034	236,494
Freight and delivery costs	41,897	37,173

Total Cost of Revenues	307,931	273,667

Gross Profit	23,897	27,164

Selling, general & administrative expenses	28,794	24,555
Research and development	83	409

(Loss) Earnings from Operations	(4,980)	2,200

Interest expense	(11,133)	(10,494)
Other income and (expenses), net	250	1,283

Loss Before Taxes on Income	(15,863)	(7,011)
Income tax benefit	(5,314)	(2,359)

Net Loss	$(10,549)	$(4,652)

Net Loss Per Share

Basic	$(0.22)	$(0.10)

Diluted	$(0.22)	$(0.10)

Dividends Per Share	$0.14	$0.14

Average Number of Common Shares
Outstanding

Basic	48,554,631	47,073,007

Diluted	48,717,691	47,227,401

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)
Net loss	$(10,549)	$(4,652)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation, depletion and amortization	33,939	34,382
Other items, net	248	(349)
Changes in operating assets and liabilities:
Deferred income taxes	3,670	575
Accounts receivable	14,598	(3,974)
Inventories	(22,513)	(17,814)
Accounts payable	(5,050)	(6,823)
Other assets and liabilities, net	5,067	(4,751)

Net cash provided by (used for) operating activities	19,410	(3,406)

Investing activities:
Additions to property, plant and equipment	(28,106)	(51,165)
Acquisitions, net	(1,550)	(13,295)
Other investing activities, net	1,353	(1,725)

Net cash used for investing activities	(28,303)	(66,185)

Financing activities:
Net principal borrowings on long-term debt	23,972	249,233
Debt issue costs	—	(1,625)
Dividends paid	(6,798)	(6,622)
Loans payable	1,327	67,482
Issuance of common stock	150	435

Net cash provided by financing activities	18,651	308,903

Net increase in cash and cash equivalents	9,758	239,312
Cash and cash equivalents (book overdraft), beginning of period	1,379	(4,778)

Cash and cash equivalents, end of period	$11,137	$234,534

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2002, are not indicative of the results to be expected for the full year.

2.	Inventories

	March 31,	December 31,
	2002	2001

	(Dollars in Thousands)
Finished products	$227,868	$207,696
Product in process and raw materials	7,757	5,659
Supplies and expendable parts	24,510	23,668

	260,135	237,023
Less allowances	(6,620)	(6,020)

Total	$253,515	$231,003

3.	Long-Term Debt

	March 31,	December 31,
	2002	2001

	(Dollars in Thousands)
6.875% Notes, due 2011	$249,733	$249,728
5.875% Notes, due 2008	199,252	199,229
6.9% Notes, due 2007	124,967	124,965
7% Debentures, due 2025	124,241	124,238
Commercial paper and line of credit, interest rates ranging from 2.15% to 2.37%	121,237	95,000
Acquisition notes, interest rates ranging from 5.60% to 9.00%	6,824	7,080
Other notes	953	1,635

	827,207	801,875
Less current maturities	(6,119)	(4,490)

Total	$821,088	$797,385

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at March 31, 2002. However, these agreements support commercial paper borrowings of $120 million outstanding at March 31, 2002, of which $120 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At May 1, 2002, $130 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 18 of this Form 10-Q.

The Corporation’s interest payments were approximately $5.2 million in 2002 and $8.8 million in 2001 for the three months ended March 31.

4.	Income taxes

The Corporation’s effective income tax rate for the first three months was 33.5% in 2002 and 33.6% in 2001. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings and earnings from nonconsolidated investments. For the quarter ended March 31, 2001, the effective tax rate was affected by the permanent difference resulting from the amortization of nondeductible goodwill.

The Corporation’s income tax refunds (payments) were approximately $7.9 million in 2002 and ($0.7) million in 2001, for the three months ended March 31.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

6.	Adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”)

Effective January 1, 2002, the Corporation adopted FAS 142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are tested annually for impairment. FAS 142 provides new measurement techniques for evaluating the recoverability of such assets. Other intangible assets, which consist primarily of contractual agreements, continue to be amortized over their useful lives.

Management determined that the reporting units, which represent the level at which goodwill is tested for impairment, are the eight divisions of the Aggregates segment. There is no goodwill associated with the Magnesia Specialties segment. In accordance with FAS 142, goodwill for each of the reporting units is being tested for impairment by comparing its fair value to its carrying value. The comparison of fair value to carrying value represents Step 1 of the two-step approach and is required to be completed by June 30, 2002. If any reporting unit has a carrying value in excess of its fair value, then Step 2 is necessary. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. If the implied fair value exceeds its carrying amount, there is no impairment. Step 2 of the evaluation is required to be completed by December 31, 2002, with any impairment charge recorded as the cumulative effect of a change in accounting principle, at that date.

Management is currently determining the fair value of its reporting units, including determining the appropriate valuation assumptions underlying the fair value determination. The Company will complete Step 1 of FAS 142’s required impairment testing during the second quarter 2002 and will record any impairment loss if necessary, by the end of 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the quarters ended March 31, 2002 and 2001, the Corporation acquired goodwill of $0 and $23,415,000, respectively, all related to acquisitions in the Aggregates segment. The following shows the changes in net goodwill from December 31, 2001 to March 31, 2002 (dollars in thousands):

Balance at December 31, 2001	$571,186
Additions:
Adjustments to purchase price allocations for 2001 acquisitions	5,221

Balance at March 31, 2002	$576,407

The adjustments to purchase price allocations for 2001 acquisitions relate primarily to the Meridian acquisition. In particular, the Meridian purchase price allocation was adjusted to reflect the finalization of preliminary fair values of the land and mineral rights acquired and to accrue for a loss contingency under an assumed supply agreement.

During the quarters ended March 31, 2002 and 2001, the Corporation acquired other intangibles of $0 and $1,680,000, respectively. These other intangibles were all noncompetition agreements with a weighted-average amortization period of 5.25 years. Total amortization expense for other intangibles for the quarters ended March 31, 2002 and 2001 was $1,454,000 and $1,607,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

	March 31, 2002

	Gross	Accumulated
	Amount	Amortization	Net Balance

Noncompetition agreements	$37,088	$(18,099)	$18,989
Tradenames	2,436	(503)	1,933
Supply agreements	1,663	(1,060)	603
Use rights and other	13,835	(6,741)	7,094

Total	$55,022	$(26,403)	$28,619

	December 31, 2001

	Gross	Accumulated
	Amount	Amortization	Net Balance

Noncompetition agreements	$36,838	$(16,906)	$19,932
Tradenames	8,625	(1,081)	7,544
Supply agreements	1,663	(1,021)	642
Use rights and other	14,285	(6,621)	7,664

Total	$61,411	$(25,629)	$35,782

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter. The expense for 2002 includes $1,454,000 recognized in the quarter ended March 31, 2002.

(Dollars in Thousands)
2002	$5,569
2003	5,156
2004	4,241
2005	3,166
2006	2,397
Thereafter	9,544

Total	$30,073

Intangible assets not subject to amortization are trade names and water rights that have an aggregate carrying value of $5,709,000 at March 31, 2002.

In accordance with FAS 142, effective January 1, 2002, the Corporation discontinued the amortization of goodwill. The following pro forma information presents the results of operations for the quarter ended March 31, 2001 as if FAS 142 had been adopted on January 1, 2001 (dollars in thousands):

Loss before taxes on income, as reported	$(7,011)
Goodwill amortization	4,273

Loss before taxes on income	(2,738)
Income tax benefit	(851)

Net loss	$(1,887)

Loss per diluted share	$(0.04)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Accounting Changes

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 establishes criteria for the recognition and measurement of an impairment loss for long-lived assets to be held and used and defines classification of continuing and discontinued operations. FAS 144 also requires that assets held for sale be measured at the lower of their carrying amount or fair value less cost to sell. The adoption of FAS 144 did not have a material effect on the Corporation’s earnings or financial position.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires recognition of the fair value of a liability representing an asset retirement obligation in the period in which it is incurred. The asset retirement obligation is recorded at the acquisition date of a long-lived tangible asset if a reasonable estimate of fair value can be made. A corresponding amount is capitalized as part of the asset’s carrying amount. The Corporation incurs some reclamation liabilities as part of its aggregates mining process. However, certain reclamation costs are currently treated as normal ongoing operating expenses and expensed generally in the period in which they are incurred. FAS 143 is effective the first quarter of 2003 for the Corporation. The effect of the adoption of FAS 143 on the earnings and financial position of the Corporation has not yet been determined but is not expected to be material.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
First Quarter Ended March 31, 2002 and 2001

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 343 quarries and distribution facilities in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report of Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Effective January 1, 2002, the evaluation of impairment for goodwill and indefinite-lived intangible assets is in accordance with the criteria proscribed in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As discussed in Note 6 to the consolidated financial statements on pages 8 through 10, the Corporation is in the process of completing the initial evaluation in accordance with the guidance of FAS 142.

RESULTS OF OPERATIONS Consolidated net sales for the quarter increased 10% to $289.9 million from 2001 first quarter sales of $263.7 million. Consolidated loss from operations for the quarter was $5.0 million as compared to earnings from operations of $2.2 million in the first quarter 2001. Interest expense increased 6% to $11.1 million for the first quarter 2002, primarily due to financing related to the Meridian Aggregates Company acquisition. Consolidated net loss for the quarter was $10.5 million, or $0.22 per diluted share, compared with first quarter 2001 net loss of $4.7 million, or $0.10 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

Net sales for the Aggregates division increased 17% for the first quarter 2002 to $271.2 million, from 2001 first quarter net sales of $232.7 million. The increase in net sales is a result of a 16% increase in aggregates shipments, all due to the acquisitions of Meridian and twelve other companies completed in 2001. Heritage aggregates shipments declined 2%, with an overall volume increase in the Texas market being offset by weakening construction demand in the south central and midwest regions of the United States. Additionally, the North Carolina market was negatively affected by weak commercial demand and poor weather in the last half of March, which delayed the start of the highway construction season. Overall, Aggregates division pricing increased 1%, contributing to the increase in net sales. Heritage aggregates average selling price increased over 3%, including the effect of product mix.

Gross profit as a percentage of net sales for the Aggregates division was 7.7% as compared to 9.9% in the prior year first quarter. Among other things, the decline was caused by higher-than-anticipated start-up costs at the Bahamas crushed stone facility, winter losses incurred at certain locations acquired in 2001 and high levels of repair and maintenance expense at newly acquired operations. Historically, the first winter repair and maintenance cycle at acquired locations contains higher-than-normal costs as the equipment is upgraded to meet the division’s operational standards. These factors were partially mitigated by the strong operational performance experienced at the Southwest Division, lower fuel costs and the nonamortization of goodwill under the provisions of FAS 142.

Selling, general and administrative expenses as a percentage of net sales for the Aggregates division increased due to higher pension expense and higher costs related to the newly implemented enterprise-wide information systems. The Aggregates division’s loss from operations was $6.4 million in the first quarter of 2002 as compared to earnings from operations of $2.4 million in the first quarter of 2001.

The following tables present volume and pricing data and shipments data for heritage operations and acquisitions:

	Three Months Ended
	March 31, 2002

	Volume	Pricing

Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	(2.0%)	3.3%
Aggregates division (3)	15.6%	1.1%

	Three Months Ended
	March 31

	2002	2001

Shipments (tons in thousands)
Heritage Aggregates Operations (2)	30,233	30,859
Acquisitions	5,786	296

Aggregates Division (3)	36,019	31,155

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.
(3)	Aggregates division includes all acquisitions from the date of acquisition.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

The Aggregates division’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further because of the potentially significant impact of weather on the Corporation’s operations, first quarter results are not indicative of expected performance for the year.

Based on current economic conditions and forecasts, management continues to expect 0% to 3% volume growth in heritage aggregates shipments and total growth of 3% to 6%, inclusive of acquisitions. Pricing is expected to increase 2% to 3%. The Corporation’s net earnings for the year are expected to range from $2.40 to $2.70 per diluted share based on expected operational improvement from efficiency projects, other income at or above prior-year levels, lower-than-anticipated interest costs, and modest improvement in the economy in the second half of the year. It is also inclusive of $0.23 per diluted share effect from the elimination of the recognition of goodwill amortization charges and adjustments to the 2002 estimated tax rate. This estimate is exclusive of any impairment charge that may be recorded in accordance with FAS 142.

The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected, if the general economic downturn continues or deteriorates.

Magnesia Specialties’ first quarter sales of $18.7 million declined 39% due, as expected, to the May 2001 sale of certain assets of the refractories business, when compared to the year-earlier period. Earnings from operations for the first quarter were $1.5 million for 2002 as compared to a loss from operations of $0.2 million in 2001, primarily as a result of lower fuel costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

The following tables present net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three months ended March 31, 2002 and 2001. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

		Three Months Ended
		March 31

		(Dollars in Thousands)
	2002		2001

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$271,194	100.0	$232,739	100.0
Magnesia Specialties	18,737	100.0	30,919	100.0

Total	$289,931	100.0	$263,658	100.0

Gross profit:
Aggregates	$20,868	7.7	$23,047	9.9
Magnesia Specialties	3,029	16.2	4,117	13.3

Total	$23,897	8.2	$27,164	10.3

Selling, general & administrative expenses:
Aggregates	$27,267	10.1	$20,607	8.9
Magnesia Specialties	1,527	8.2	3,948	12.8

Total	$28,794	9.9	$24,555	9.3

(Loss) earnings from operations:
Aggregates	$(6,432)	(2.4)	$2,431	1.0
Magnesia Specialties	1,452	7.7	(231)	(0.7)

Total	$(4,980)	(1.7)	$2,200	0.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

Other income and expenses, net, for the quarter ended March 31, was $0.3 million in income in 2002 compared with $1.3 million in income in 2001. In addition to other offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, costs associated with the commercialization of certain new technologies and net equity earnings from nonconsolidated investments.

Interest expense was $11.1 million in the first quarter 2002, compared to $10.5 million in the first quarter of 2001, primarily due to higher debt levels resulting from the Meridian Aggregates Company acquisition.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the three months ended March 31, 2002 was $19.4 million compared with $3.4 million used for operating activities in the comparable period of 2001. The cash flow for both 2002 and 2001 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31

	2002	2001

Depreciation	$31.0	$27.6
Depletion	1.3	0.8
Amortization	1.6	6.0

	$33.9	$34.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2001 net cash provided by operating activities was $252.9 million, compared with $3.4 million used for operations in the first quarter of 2001.

First quarter capital expenditures, exclusive of acquisitions, were $28.1 million in 2002 and $51.2 million in 2001. Capital expenditures are expected to be approximately $125 million for 2002, exclusive of acquisitions. Comparable full-year capital expenditures were $194.4 million in 2001.

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

In May 2002, the Corporation entered into interest rate swap agreements related to $100 million of the Notes due in 2008. The Corporation will receive a fixed interest rate and pay a variable rate based on LIBOR. The swap agreements terminate concurrently with the maturity of the Notes. The swap agreements are designed to effectively convert the interest rate expense on $100 million of the Notes from a 5.875% fixed annual rate to an average floating annual rate equal to 6-month LIBOR plus 0.235%.

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s, “P-2” by Moody’s and “F-2” by FitchRatings. In July 2001, Standard & Poor’s revised its outlook on the Corporation to negative from stable while reaffirming its ratings. The outlook revision reflects Standard & Poor’s belief that the Corporation’s acquisition activity could make it more difficult for the Corporation to restore its debt-to-capitalization to certain levels. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

ACCOUNTING CHANGES    The accounting changes that currently impact the Corporation are included in Notes 6 and 7 to the Consolidated Financial Statements.

OTHER MATTERS    Investors are cautioned that all statements in this Quarterly Report on Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, national and regional economic conditions in the markets the Company serves; the timing or extent of any recovery of the economy; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Company serves; unfavorable weather conditions; fuel costs; transportation costs; competition from new or existing competitors; ability to recognize quantifiable savings from internal expansion programs; ability to successfully integrate acquisitions quickly and in a cost effective manner; changes in capital availability or costs; and the timing and occurrence of events that may be subject to circumstances beyond the Company’s control. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Corporation does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)

First Quarter Ended March 31, 2002 and 2001

INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001, by writing to:

        Martin Marietta Materials, Inc.
        Attn: Corporate Secretary
        2710 Wycliff Road
        Raleigh, North Carolina 27607-3033

Additionally, Martin Marietta Materials’ Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Corporation’s Web site. Filings with the Securities and Exchange Commission accessed via the Web site are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:

        Telephone: (919) 783-4658
        Email: investors@martinmarietta.com
        Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to fluctuations in interest rates on borrowings under its various long-term debt instruments. Because substantially all of the debt was at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. In May 2002, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008 to increase the percentage of its long-term debt that bears interest at a variable rate. The Swaps are fair value hedges designed to hedge against changes in the fair value of the Notes due to changes in LIBOR, the designated benchmark interest rate. The terms of the Swaps include the Corporation receiving a fixed annual interest rate of 5.875% and paying a variable interest rate based on 6-month LIBOR plus an average of 0.235%.

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes, due to changes in LIBOR, in its consolidated balance sheet. The Corporation will record the fair values based on determination of the fair values of the Swaps. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in fair values. As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2002.

Item 5. Other Information.

On April 16, 2002, the Corporation announced revised first quarter earnings expectations. The Corporation also reaffirmed its full-year 2002 earnings guidance.

On April 23, 2002, the Corporation announced it had entered into a licensing agreement with Composittrailer n.v., to manufacture and market commercial truck trailers in North America using composite technology.

On April 25, 2002, the Corporation reported financial results for the first-quarter ended March 31, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

PART II — OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 2002 and 2001

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date: May 15 , 2002	By:	/s/ JANICE K. HENRY
——————————————
Janice K. Henry
Senior Vice President and Chief
Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the quarter ended March 31, 2002

EXHIBIT INDEX

Exhibit No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter Ended March 31, 2002 and 2001