Form 10-Q
period 2002-06-30
MARTIN MARIETTA MATERIALS INC
filed 2002-08-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002

Common Stock, $0.01 par value	48,819,258

Exhibit Index is on Page 29

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,756	$1,379
Accounts receivable, net	281,778	215,184
Inventories, net	252,715	231,003
Current deferred income tax benefits	23,317	19,696
Other current assets	11,149	28,970

Total Current Assets	573,715	496,232

Property, plant and equipment	2,091,534	2,074,422
Allowances for depreciation and depletion	(1,037,820)	(992,233)

Net property, plant and equipment	1,053,714	1,082,189
Goodwill, net	581,615	571,186
Other intangibles, net	32,919	35,782
Other noncurrent assets	59,578	39,191

Total Assets	$2,301,541	$2,224,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$80,288	$79,572
Accrued salaries, benefits and payroll taxes	40,912	38,553
Accrued insurance and other taxes	39,427	32,265
Income taxes	5,725	3,091
Current maturities of long-term debt and commercial paper	8,618	4,490
Other current liabilities	35,566	34,066

Total Current Liabilities	210,536	192,037

Long-term debt and commercial paper	801,351	797,385
Pension, postretirement and postemployment benefits	84,057	81,650
Noncurrent deferred income taxes	101,718	102,664
Other noncurrent liabilities	43,719	28,632

Total Liabilities	1,241,381	1,202,368

Shareholders’ equity:
Common stock, par value $0.01 per share	488	485
Additional paid-in capital	445,784	437,020
Retained earnings	613,888	584,707

Total Shareholders’ Equity	1,060,160	1,022,212

Total Liabilities and Shareholders’ Equity	$2,301,541	$2,224,580

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in Thousands, Except Per Share Data)
Net sales	$424,816	$420,218	$714,747	$683,876
Freight and delivery revenues	50,558	57,191	92,455	94,364

Total Revenues	475,374	477,409	807,202	778,240

Cost of sales	313,622	326,757	579,656	563,251
Freight and delivery costs	50,558	57,191	92,455	94,364

Total Cost of Revenues	364,180	383,948	672,111	657,615

Gross Profit	111,194	93,461	135,091	120,625
Selling, general & administrative expenses	29,157	28,734	57,951	53,289
Research and development	136	259	220	668

Earnings from Operations	81,901	64,468	76,920	66,668

Interest expense	(11,213)	(13,311)	(22,346)	(23,805)
Other income and (expenses), net	13,675	7,939	13,926	9,222

Earnings before Taxes on Income	84,363	59,096	68,500	52,085
Taxes on income	31,001	20,094	25,687	17,735

Net Earnings	$53,362	$39,002	$42,813	$34,350

Net Earnings Per Share
Basic	$1.10	$0.82	$0.88	$0.73

Diluted	$1.09	$0.82	$0.88	$0.72

Pro forma earnings, assuming FAS 142 adopted on January 1, 2001 (See Note 6)
Net earnings		$44,840		$42,953

Earnings per diluted share		$0.94		$0.90

Dividends Per Share	$0.14	$0.14	$0.28	$0.28

Average Number of Common Shares Outstanding
Basic	48,700,333	47,559,897	48,627,885	47,317,797

Diluted	48,851,807	47,803,974	48,785,152	47,542,033

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Net earnings	$42,813	$34,350
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	68,329	73,975
Other items, net	(22,400)	(10,822)
Changes in operating assets and liabilities:
Deferred income taxes	12,821	1,333
Accounts receivable	(65,638)	(71,001)
Inventories	(24,598)	(17,815)
Accounts payable	(360)	2,011
Other assets and liabilities, net	36,688	32,233

Net cash provided by operating activities	47,655	44,264

Investing activities:
Additions to property, plant and equipment	(67,853)	(102,133)
Acquisitions, net	(46,240)	(208,716)
Other investing activities, net	79,026	37,688

Net cash used for investing activities	(35,067)	(273,161)

Financing activities:
Net principal borrowings on long-term debt	(501)	248,954
Debt issue costs	—	(2,042)
Dividends paid	(13,632)	(13,353)
Loans payable	4,312	(1,325)
Issuance of common stock	610	578

Net cash (used for) provided by financing activities	(9,211)	232,812

Net increase in cash and cash equivalents	3,377	3,915
Cash and cash equivalents (book overdraft), beginning of period	1,379	(4,778)

Cash and cash equivalents (book overdraft), end of period	$4,756	$(863)

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2002, are not indicative of the results to be expected for the full year.

2.	Inventories

	June 30,	December 31,
	2002	2001

		(Audited)
	(Dollars in Thousands)
Finished products	$230,342	$207,696
Product in process and raw materials	6,700	5,659
Supplies and expendable parts	23,538	23,668

	260,580	237,023
Less allowances	(7,865)	(6,020)

Total	$252,715	$231,003

3.	Long-Term Debt

	June 30,	December 31,
	2002	2001

		(Audited)
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,739	$249,728
5.875% Notes, due 2008	201,710	199,229
6.9% Notes, due 2007	124,968	124,965
7% Debentures, due 2025	124,244	124,238
Commercial paper and line of credit, interest rates ranging from 1.95% to 2.34%	99,312	95,000
Acquisition notes, interest rates ranging from 5.60% to 9.00%	9,810	7,080
Other notes	186	1,635

	809,969	801,875
Less current maturities	(8,618)	(4,490)

Total	$801,351	$797,385

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

No borrowings were outstanding under either of the Corporation’s revolving credit agreements at June 30, 2002. However, these agreements support commercial paper borrowings of $95 million outstanding at June 30, 2002, of which $95 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At August 1, 2002, $65 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 21 of this Form 10-Q.

In May 2002, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008. The Corporation will receive a 5.875% fixed annual interest rate and pay a floating annual rate equal to six-month London Inter Bank Offer Rate (“LIBOR”) plus an average of 0.235%. The critical terms of the Swaps and the related Notes agree and other conditions of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) have been met; accordingly, the hedge is considered perfectly effective and qualifies for the shortcut method of accounting. The Corporation is required to record the fair value of the Swaps and the corresponding change in the fair value of the related Notes in its consolidated balance sheet. At June 30, 2002, the fair market value of the debt covered by the Swaps is $102,073,000 as compared to a book value of $99,638,000.

The Corporation’s interest payments were approximately $24.8 million in 2002 and $21.5 million in 2001 for the six months ended June 30.

4.	Income Taxes

The Corporation’s estimated effective income tax rate for the six months ended June 30, was 37.5% in 2002 and 34.1% in 2001. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings, earnings from nonconsolidated investments, and for the six months ended June 30, 2001, amortization of nondeductible goodwill. For the six months ended June 30, 2002, the estimated effective tax rate increased 400 basis points, primarily as a result of the write-off of nondeductible goodwill allocated to the divestiture of six quarries in the Columbus, Ohio, area. In accordance with generally accepted accounting principles, the gain from the divestiture was treated as ordinary income. As a result, the tax rate for the full year 2002 will be affected. The increase in the estimated effective tax rate reduced net income for the six months ended June 30, 2002, by $2.7 million, or $0.06 per diluted share.

The Corporation’s net income tax refunds were approximately $6.5 million in 2002 and $5.4 million in 2001, for the six months ended June 30.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

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

Management determined that the reporting units, which represent the level at which goodwill is tested for impairment, are the eight divisions of the Aggregates segment and the road paving business. There is no goodwill associated with the Magnesia Specialties segment. In accordance with FAS 142, goodwill for each of the reporting units is being tested for impairment by comparing the fair value of the reporting unit to its carrying value. The comparison of fair value to carrying value represents Step 1 of the two-step approach required by FAS 142. The Corporation completed Step 1 during the quarter ended June 30, 2002. Generally, the fair values of the reporting units were determined using a 15-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 10% and a terminal growth rate of 2%. All reporting units had fair values in excess of their carrying values, except for the road paving business. Therefore, Step 2 will be required for the road paving business reporting unit.

Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. If the implied fair value exceeds its carrying amount, there is no impairment. Step 2 for the road paving business will be completed by December 31, 2002. The Corporation currently expects the pretax goodwill impairment charge to be up to $15 million. The impairment charge resulting from the adoption of FAS 142 will be recorded as the cumulative effect of a change in accounting principle, retroactive to January 1, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the quarters ended June 30, 2002 and 2001, the Corporation acquired goodwill of $28,131,000 and $201,227,000, respectively, all related to acquisitions in the Aggregates segment. During the quarter ended June 30, 2002, the acquired goodwill related to three acquisitions. The goodwill acquired during the quarter ended June 30, 2001, related to five acquisitions, the most significant of which was Meridian Aggregates Company. The following shows the changes in net goodwill in 2002 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30	June 30

Balance at beginning of period	$576,407	$571,186
Additions:
Acquisitions	28,131	28,131
Deductions:
Amounts allocated to divestitures	(18,762)	(18,762)
Adjustments to purchase price allocations for 2001 acquisitions	(4,161)	1,060

Balance at June 30, 2002	$581,615	$581,615

The amounts allocated to divestitures primarily includes goodwill that was allocated to the divestitures of quarries in the Columbus, Ohio, area and the Fredericksburg and Culpeper, Virginia, areas. Under FAS 142, the disposition of all or a portion of a reporting unit requires the inclusion of all or an allocable portion of goodwill to be included in the carrying value of the business sold in determining the gain or loss on the disposal.

During the quarter ended June 30, 2002, the adjustments to purchase price allocations for 2001 acquisitions relate primarily to finalizing the Meridian acquisition. In particular, the Meridian purchase price allocation was adjusted to reflect accruals for plant closings and the deferred tax assets that resulted from the transaction.

During the quarters ended June 30, 2002 and 2001, the Corporation acquired other intangibles of $600,000 and $3,473,000, respectively. These other intangibles were all noncompetition agreements with a weighted-average amortization period of 6.7 and 5.7 years in 2002 and 2001, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible assets subject to amortization consist of the following (dollars in thousands):

	June 30, 2002

	Gross	Accumulated
	Amount	Amortization	Net Balance

Noncompetition agreements	$34,766	$(16,629)	$18,137
Tradenames	2,436	(616)	1,820
Supply agreements	900	(505)	395
Use rights and other	13,151	(6,293)	6,858

Total	$51,253	$(24,043)	$27,210

	December 31, 2001

	Gross	Accumulated
	Amount	Amortization	Net Balance

Noncompetition agreements	$36,838	$(16,906)	$19,932
Tradenames	8,625	(1,081)	7,544
Supply agreements	1,663	(1,021)	642
Use rights and other	14,285	(6,621)	7,664

Total	$61,411	$(25,629)	$35,782

Total amortization expense for other intangibles for the quarters ended June 30, 2002 and 2001 was $1,415,000 and $1,657,000, respectively. For the six months ended June 30, 2002 and 2001, total amortization expense for other intangibles was $2,869,000 and $3,264,000, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter. The expense for 2002 includes the amount recognized in the six months ended June 30, 2002 (dollars in thousands):

2002	$5,611
2003	5,201
2004	4,247
2005	3,050
2006	2,306
Thereafter	9,664

Total	$30,079

Intangible assets not subject to amortization are agreements relating to tradenames and water rights that have an aggregate carrying value of $5,709,000 at June 30, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In accordance with FAS 142, effective January 1, 2002, the Corporation discontinued the amortization of goodwill. The following pro forma information presents the results of operations for the three months ended and six months ended June 30, 2001 as if FAS 142 had been adopted on January 1, 2001 (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Earnings before taxes on income, as reported	$59,096	$52,085
Goodwill amortization	5,975	10,248

Earnings before taxes on income	65,071	62,333
Income tax expense	(20,231)	(19,380)

Net earnings	$44,840	$42,953

Earnings per diluted share	$0.94	$0.90

7.	Accounting Changes

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

Item 2. MANAGEMENT’S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2002 and 2001

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products division and magnesia-based products division. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of approximately 339 quarries and distribution facilities in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The Aggregates division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products division produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Management continues to evaluate its accounting policies to identify those policies that are considered critical. Effective January 1, 2002, the evaluation of impairment for goodwill and indefinite-lived intangible assets in accordance with the criteria prescribed in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”) became a critical accounting policy. As discussed in Note 6 to the consolidated financial statements on pages 8 through 11, the Corporation has completed Step 1 of the initial evaluation and will need to complete Step 2 for the road paving business reporting unit. The Corporation currently expects the pretax goodwill impairment charge to be up to $15 million.

The direct influence of long-term interest rates and investment returns, and the volatility that changes in these factors can have on retirement and postretirement benefit expense, supported the selection of retirement and postretirement benefits as a critical accounting policy in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Continued current volatility in the economy and the resulting effect on investment returns of the assets invested in the retirement benefit plan may require additional cash contributions in 2003, result in an additional minimum pension liability with a corresponding charge to equity, and/or significantly increase the pension expense. See Note I and the "Capital Structure and Resources" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, for further information.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $424.8 million, a 1% increase over 2001 second quarter sales of $420.2 million. Consolidated earnings from operations were $81.9 million in the second quarter of 2002 compared with $64.5 million in the second quarter of 2001. Interest expense for the quarter was $11.2 million as compared to $13.3 million in the second quarter 2001. Other income and expenses, net was $13.7 million in income for the second quarter 2002, an increase of $5.7 million over the prior-year quarter. Consolidated net earnings for the quarter were $53.4 million, or $1.09 per diluted share, compared to 2001 second quarter net earnings of $39.0 million, or $0.82 per diluted share.

Consolidated net sales for the first six months of 2002 increased 5% to $714.7 million, from $683.9 million for the year-earlier period. On a year-to-date basis, operating earnings increased $10.3 million, or 15%, to $76.9 million. The six months ended June 30, 2001, included $10.2 million of goodwill amortization expense. Other income and expenses, net, was $4.7 million of income more than the prior year, while interest expense decreased $1.5 million, or 6%. For the six-month period ended June 30, 2002, net earnings were $42.8 million, or $0.88 per diluted share; net earnings for the comparable prior-year period were $34.3 million, or $0.72 per diluted share.

Net sales for the Aggregates division increased 3% to $405.1 million for the second quarter, compared with the year-earlier period. Aggregates pricing at heritage locations increased approximately 2%. Heritage aggregates shipments increased 1% with strong performance in the southwest and midwest regions of the United States. Inclusive of volume from acquisitions, which was partially offset by divestitures, total aggregate shipments were up 1%.

Gross profit as a percentage of net sales for the Aggregates division was 26.7% as compared to 22.8% in the prior year second quarter. Gross profit increased across the aggregates, asphalt and ready mixed concrete lines of business. Among other things, the increase resulted from the strong operational performance experienced at the acquired Meridian locations, the Texas markets, and the Midwest. Additional factors included lower fuel costs and the nonamortization of goodwill. Goodwill amortization was $6.0 million in the second quarter 2001. Furthermore, the Corporation has begun to recognize improved operational efficiencies and lower production costs from recent plant modernization projects and process improvement programs at certain of its locations. The gross margin percentage for the second quarter 2001 was negatively affected by flooding in the Houston, Texas and Columbus, Ohio areas and a work stoppage in the Indianapolis, Indiana area. Gross profit percentage for the Aggregates division for the six months ended June 30, 2002 was 19.1% as compared to 18.0% for the comparable prior-year period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

The following tables present volume and pricing data and shipments data for heritage operations and acquisitions:

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

Volume/Pricing Variance(1)	Volume	Pricing	Volume	Pricing

Heritage Aggregates Operations(2)	0.7%	1.8%	0.0%	2.3%
Aggregates Division(3)	1.0%	2.8%	6.4%	2.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Shipments (tons in thousands)
Heritage Aggregates Operations(2)	43,044	42,759	72,245	72,262
Acquisitions	9,406	7,554	15,192	7,850
Divestitures(4)	1,331	2,955	2,363	4,308

Aggregates Division (3)	53,781	53,268	89,800	84,420

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the full fiscal year.

(3)	Aggregates division includes all acquisitions from the date of acquisition.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.

Selling, general and administrative expenses increased almost 6% at the Aggregates division. These expenses represented 6.8% of net sales in the second quarter of 2002 as compared to 6.6% in the prior year quarter. For the six months ended June 30, selling, general and administrative expenses represented 8.1% and 7.5% of net sales in 2002 and 2001, respectively.

The Aggregates division’s earnings from operations were $80.5 million in the second quarter of 2002 as compared to $63.5 million in the second quarter of 2001. On a year-to-date basis, the division’s earnings from operations were $74.0 million in 2002 and $65.9 million in 2001.

The Aggregates division’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further because of the potentially significant impact of weather on the Corporation’s operations, first half results are not indicative of expected performance for the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

Magnesia Specialties’ second quarter 2002 sales of $19.7 million declined 25% from the prior-year’s net sales of $26.3 million, principally as a result of the May 2001 sale of the refractories business. Earnings from operations for the second quarter were $1.4 million for 2002 as compared to $1.0 million in 2001. For the first six months of 2002, net sales were $38.4 million and earnings from operations were $2.9 million. Net sales were $57.3 million and earnings from operations were $0.8 million for the first six months of 2001.

The following tables present net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three months and six months ended June 30, 2002 and 2001. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be.

	Three Months Ended
	June 30,

	(Dollars in Thousands)
	2002		2001

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$405,129	100.0%	$393,873	100.0%
Magnesia Specialties	19,687	100.0%	26,345	100.0%

Total	$424,816	100.0%	$420,218	100.0%

Gross profit:
Aggregates	$108,097	26.7%	$89,615	22.8%
Magnesia Specialties	3,097	15.7%	3,846	14.6%

Total	$111,194	26.2%	$93,461	22.2%

Selling, general & administrative expenses:
Aggregates	$27,595	6.8%	$26,124	6.6%
Magnesia Specialties	1,562	7.9%	2,610	9.9%

Total	$29,157	6.9%	$28,734	6.8%

Earnings from operations:
Aggregates	$80,455	19.9%	$63,457	16.1%
Magnesia Specialties	1,446	7.3%	1,011	3.8%

Total	$81,901	19.3%	$64,468	15.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

	Six Months Ended
	June 30,

	(Dollars in Thousands)
	2002		2001

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$676,323	100.0%	$626,612	100.0%
Magnesia Specialties	38,424	100.0%	57,264	100.0%

Total	$714,747	100.0%	$683,876	100.0%

Gross profit:
Aggregates	$128,965	19.1%	$112,662	18.0%
Magnesia Specialties	6,126	15.9%	7,963	13.9%

Total	$135,091	18.9%	$120,625	17.6%

Selling, general & administrative expenses:
Aggregates	$54,863	8.1%	$46,731	7.5%
Magnesia Specialties	3,088	8.0%	6,558	11.5%

Total	$57,951	8.1%	$53,289	7.8%

Earnings from operations:
Aggregates	$74,023	10.9%	$65,888	10.5%
Magnesia Specialties	2,897	7.5%	780	1.4%

Total	$76,920	10.8%	$66,668	9.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

Other income and expenses, net, for the quarter ended June 30, was $13.7 million in income in 2002 compared with $7.9 million in income in 2001. On a year-to-date basis, other income and expenses, net, was $13.9 million in income in 2002 and $9.2 million in income in 2001. In addition to other offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, costs associated with the commercialization of certain new technologies and net equity earnings from nonconsolidated investments.

Other income and expenses, net, for the quarter ended June 30, 2002 included $20.3 million of gains on divestitures of quarries in the Columbus, Ohio, area and the Fredericksburg and Culpeper, Virginia, areas. Other income and expenses, net, also included $6.6 million of expenses in the quarter ended June 30, 2002 related to legal settlements and to reserve an investment related to certain new technologies. Other income and expenses, net, for the quarter ended June 30, 2001 included an $8.9 million gain on the sale of the refractories business of Magnesia Specialties.

Interest expense was $11.2 million in the second quarter 2002, compared to $13.3 million in the second quarter of 2001. For the six months ended June 30, interest expense was $22.3 million in 2002 as compared to $23.8 million in 2001.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

Management’s outlook for the remainder of the year is cautious due primarily to continued current economic weakness and declining construction demand. The 2002 outlook includes flat to 3% volume growth, inclusive of acquisitions and the effect of divestitures. Average sales prices are expected to increase 2% to 2.5% at heritage locations. Net earnings for 2002 are expected to range from $2.35 to $2.60 per diluted share, inclusive of other income and the effect of divested operations on operating earnings and the effective tax rate for the year. It is also inclusive of the elimination of goodwill amortization and its impact on the effective tax rate. Assuming the prior-year’s level of goodwill amortization and the current estimated 2002 effective tax rate, the benefit from the nonamortization provisions of FAS 142 is estimated at $0.28 per diluted share. This amount has been revised from previous estimates to include the impact of goodwill amortization which is included in inventory at less than previously estimated. The estimate of full year 2002 earnings per diluted share excludes the anticipated impairment charge for goodwill related to the road paving business, which is estimated to be up to $15 million on a pretax basis. Third quarter 2002 earnings are expected to approximate earnings reported in the third quarter of 2001.

The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected, if the general economic downturn continues or deteriorates. If shipment volumes are negatively affected, operating results may be adversely affected due to the significant portion of production expenses that are fixed costs. Other factors that may affect management’s outlook are discussed on page 22 of this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the six months ended June 30 was $47.7 million in 2002 compared with $44.3 million in the comparable period of 2001. The cash flow for both 2002 and 2001 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Depreciation	$31.2	$30.0	$62.3	$57.6
Depletion	1.6	1.8	2.8	2.6
Amortization	1.6	7.8	3.2	13.8

	$34.4	$39.6	$68.3	$74.0

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2001 net cash provided by operating activities was $252.9 million, compared with $44.3 million provided by operations in the six months ended June 30, 2001.

Six-month capital expenditures, exclusive of acquisitions, were $67.9 million in 2002 and $102.1 million in 2001. Capital expenditures are expected to be approximately $125 million for 2002, exclusive of acquisitions. Comparable full-year capital expenditures were $194.4 million in 2001.

In 2002 and 2001, the Corporation entered into new equipment operating leases with aggregate future commitments of $31.2 and $30.0 million, respectively. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

The Corporation is a minority member of certain limited liability corporations (“LLCs”) whereby the majority members are paid a preferred return from the profits of the underlying businesses. For one of these LLCs, the Corporation is required to purchase another minority member’s interests. Additionally, the Corporation has commitments for lease obligations related to an acquisition. The commitments related to the LLC, and acquisition related lease and certain contingent obligations total approximately $28 million.

As discussed in the “Results of Operations” section contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 to 18, during the quarter ended June 30, 2002, the Corporation received proceeds related to certain divestitures. Such proceeds, partially offset by amounts being held in escrow for like-kind exchanges, are reflected in other investing activities in the statement of cash flows.

In August 2002, the Corporation amended its Five-Year Credit Agreement by increasing the credit facility from $225 million to $275 million. This agreement expires in August 2006. Additionally, the Corporation reduced its commercial paper program facility from $450 million to $275 million. Furthermore, the Corporation did not renew the 364-day $225 million revolving credit agreement that expired in August 2002.

In May 2002, the Corporation entered into interest rate swap agreements related to $100 million of the Notes due in 2008. The Corporation will receive a fixed interest rate and pay a variable rate based on LIBOR. The swap agreements terminate concurrently with the maturity of the Notes. The swap agreements are designed to effectively convert the interest rate expense on $100 million of the Notes from a 5.875% fixed annual rate to a floating annual rate equal to six-month LIBOR plus an average of 0.235%.

The Corporation continues to rely upon internally generated funds and access to capital markets, including its revolving credit agreement and a cash management facility, to meet its liquidity requirements, finance its operations, and fund its capital requirements.

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
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2002.

The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s and “P-2” by Moody’s. In July 2001, Standard and Poor’s revised its outlook on the Corporation to negative from stable while reaffirming its ratings. The outlook revision reflects Standard & Poor’s belief that the Corporation’s acquisition activity could make it more difficult for the Corporation to restore its credit ratios to certain levels. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Notes 6 and 7 to the Consolidated Financial Statements.

OTHER MATTERS                      Investors are cautioned that all statements in this Quarterly Report on Form 10-Q that relate to the future, particularly those statements made in the “outlook” section of this report on page 18, involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, national and regional economic conditions in the markets the Company serves; the timing or extent of any recovery of the economy; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Company serves; unfavorable weather conditions; fuel costs; transportation costs; competition from new or existing competitors; ability to recognize quantifiable savings from internal expansion programs; ability to successfully integrate acquisitions quickly and in a cost effective manner; ability to recognize expected profits from acquisitions; changes in capital availability or costs; and the timing and occurrence of events that may be subject to circumstances beyond the Company’s control. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Corporation does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

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
For the Quarter Ended June 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Continued)
Second Quarter and Six Months Ended June 30, 2002 and 2001

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

Telephone: (919) 783-4658 Email: investors@martinmarietta.com Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to fluctuations in interest rates on borrowings under its various long-term debt instruments. Because substantially all of the debt was at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. In May 2002, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008 to increase the percentage of its long-term debt that bears interest at a variable rate. The Swaps are fair value hedges designed to hedge against changes in the fair value of the Notes due to changes in LIBOR, the designated benchmark interest rate. The terms of the Swaps include the Corporation receiving a fixed annual interest rate of 5.875% and paying a variable annual interest rate based on six-month LIBOR plus an average of 0.235%.

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in fair values. At June 30, 2002, the fair market value of the debt covered by the Swaps is $102,073,000 as compared to a book value of $99,638,000.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the debt covered by the Swaps by approximately $6 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 23, 2002, the shareholders of Martin Marietta Materials, Inc.:

(a)	Elected Sue W. Cole, James M. Reed, William B. Sansom and Stephen P. Zelnak, Jr. to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2005. The following table sets forth the votes for each director.

	Votes Cast For	Withheld

Sue W. Cole	43,069,961	878,434
James M. Reed	43,065,350	883,045
William B. Sansom	43,063,135	885,260
Stephen P. Zelnak, Jr.	39,451,162	4,497,233

(b)	Ratified the selection of Ernst & Young LLP, as independent auditors for the year ending December 31, 2002. The voting results for this ratification were 42,313,496 — For; 1,575,404 — Against; and 59,495 — Abstained.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

PART II — OTHER INFORMATION
(Continued)

Item 5. OTHER INFORMATION

On May 6, 2002, the Corporation announced that its management will make a presentation to analysts and portfolio managers in New York City on May 7, 2002.

On May 21, 2002, the Corporation announced the acquisition of a quarry in Uvalde, Texas. The quarry produces limestone asphalt with mineral reserves in excess of 50 million tons. The Corporation also announced the acquisition of a granite quarry near Haw River, North Carolina and the disposition of two quarries located near Fredericksburg and Culpeper, Virginia. The terms of the transactions were not disclosed.

On May 22, 2002, the Corporation’s subsidiary, Martin Marietta Composites, Inc., and the National Composite Center of Dayton, Ohio, announced the installation of the first of six fiber-reinforced polymer composite bridge decks to be installed in Ohio in 2002. The bridge deck was installed on Fairgrounds Road in Greene County, and has three spans totaling 7,074 square feet.

On May 23, 2002, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.14 per share on the Corporation’s common stock. This dividend, which represents a cash payout of $0.56 per share on an annualized basis, was payable June 30, 2002, to shareholders of record at the close of business on June 1, 2002.

On June 17, 2002, the Corporation announced the purchase of four quarry operations in central Alabama from Oldcastle Materials. The quarries produce approximately five million tons of limestone per year and have mineral reserves in excess of 100 million tons. The Corporation also announced the sale of six quarries located in the Columbus, Ohio area, to an affiliate of Oldcastle Materials. The terms of the transactions were not disclosed.

On June 21, 2002, the Corporation announced its expectation of meeting the consensus earnings estimate for the second quarter ended June 30, 2002.

On July 25, 2002, the Corporation reported its financial results for the second quarter and six months ended June 30, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

PART II — OTHER INFORMATION
(Continued)

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
No.	Document

10.01	Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto and JPMorgan Chase Bank, as agent

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Six Months ended June 30, 2002 and 2001

(b)  Reports on Form 8-K

None.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date: August 14, 2002	By:	/s/ JANICE K. HENRY

Janice K. Henry Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002

EXHIBIT INDEX

Exhibit No.	Document

10.01	Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto and JPMorgan Chase Bank, as agent

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Six Months Ended June 30, 2002 and 2001