Form 10-Q
period 2002-09-30
MARTIN MARIETTA MATERIALS INC
filed 2002-11-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock, $0.01 par value	48,821,225

Exhibit Index is on Page 34

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,077	$1,379
Accounts receivable, net	281,044	215,184
Inventories, net	241,695	231,003
Current deferred income tax benefits	24,167	19,696
Other current assets	24,817	28,970

Total Current Assets	577,800	496,232

Property, plant and equipment	2,119,669	2,074,422
Allowances for depreciation and depletion	(1,057,131)	(992,233)

Net property, plant and equipment	1,062,538	1,082,189
Goodwill, net	593,706	571,186
Other intangibles, net	33,349	35,782
Other noncurrent assets	54,601	39,191

Total Assets	$2,321,994	$2,224,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$81,653	$79,572
Accrued salaries, benefits and payroll taxes	43,308	38,553
Accrued insurance and other taxes	41,920	32,265
Income taxes	5,110	3,091
Current maturities of long-term debt and commercial paper	9,699	4,490
Other current liabilities	42,047	34,066

Total Current Liabilities	223,737	192,037

Long-term debt and commercial paper	773,480	797,385
Pension, postretirement and postemployment benefits	83,561	81,650
Noncurrent deferred income taxes	106,900	102,664
Other noncurrent liabilities	42,544	28,632

Total Liabilities	1,230,222	1,202,368

Shareholders’ equity:
Common stock, par value $0.01 per share	488	485
Additional paid-in capital	445,794	437,020
Retained earnings	645,490	584,707

Total Shareholders’ Equity	1,091,772	1,022,212

Total Liabilities and Shareholders’ Equity	$2,321,994	$2,224,580

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in Thousands, Except Per Share Data)
Net sales	$429,143	$437,014	$1,143,890	$1,120,890
Freight and delivery revenue	55,269	62,683	147,724	157,047

Total Revenues	484,412	499,697	1,291,614	1,277,937

Cost of sales	331,013	331,132	910,669	894,383
Freight and delivery costs	55,269	62,683	147,724	157,047

Total Cost of Revenues	386,282	393,815	1,058,393	1,051,430

Gross Profit	98,130	105,882	233,221	226,507
Selling, general & administrative expenses	29,457	26,254	87,408	79,543
Research and development	12	(178)	232	490

Earnings from Operations	68,661	79,806	145,581	146,474
Interest expense	(11,179)	(12,119)	(33,525)	(35,924)
Other income and (expenses), net	(231)	(964)	13,695	8,258

Earnings before Taxes on Income	57,251	66,723	125,751	118,808
Taxes on income	18,326	20,806	44,013	38,541

Net Earnings	$38,925	$45,917	$81,738	$80,267

Net earnings per common share
Basic	$0.80	$0.95	$1.68	$1.68

Diluted	$0.80	$0.95	$1.67	$1.68

Pro forma earnings, assuming FAS 142 adopted on January 1, 2001 (See Note 6)
Net earnings		$50,174		$93,128

Earnings per diluted share		$1.03		$1.94

Dividends per share	$0.15	$0.14	$0.43	$0.42

Average Number of Common Shares Outstanding
Basic	48,820,079	48,337,678	48,692,654	47,661,493

Diluted	48,955,259	48,570,981	48,842,559	47,888,751

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Net earnings	$81,738	$80,267
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	102,975	112,385
Other items, net	(22,584)	(11,639)
Changes in operating assets and liabilities:
Deferred income taxes	18,449	6,560
Accounts receivable	(64,730)	(72,818)
Inventories	(14,096)	(8,166)
Accounts payable	986	(4,435)
Other assets and liabilities, net	29,590	56,906

Net cash provided by operating activities	132,328	159,060

Investing activities:
Additions to property, plant and equipment	(109,273)	(149,653)
Acquisitions, net	(59,125)	(217,429)
Divestitures and other investing activities, net	97,235	44,109

Net cash used for investing activities	(71,163)	(322,973)

Financing activities:
Net principal (repayments) borrowings on long-term debt	(38,586)	187,611
Debt issue costs	—	(2,150)
Dividends paid	(20,955)	(20,132)
Loans payable	2,399	(1,797)
Issuance of common stock	675	1,487

Net cash (used for) provided by financing activities	(56,467)	165,019

Net increase in cash and cash equivalents	4,698	1,106
Cash and cash equivalents (book overdraft), beginning of period	1,379	(4,778)

Cash and cash equivalents (book overdraft), end of period	$6,077	$(3,672)

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited, consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2002, are not indicative of the results to be expected for the full year.

2.	Inventories

	September 30,	December 31
	2002	2001

		(Audited)
	(Dollars in Thousands)
Finished products	$216,918	$207,696
Product in process and raw materials	9,363	5,659
Supplies and expendable parts	23,677	23,668

	249,958	237,023
Less allowances	(8,263)	(6,020)

Total	$241,695	$231,003

3.	Long-Term Debt

	September 30,	December 31,
	2002	2001

		(Audited)
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,744	$249,728
5.875% Notes, due 2008	208,974	199,229
6.9% Notes, due 2007	124,969	124,965
7% Debentures, due 2025	124,248	124,238
Commercial paper and line of credit, interest rates ranging from 1.90% to 2.32%	62,399	95,000
Acquisition notes, interest rates ranging from 5.60% to 9.00%	12,662	7,080
Other notes	183	1,635

	783,179	801,875
Less current maturities	(9,699)	(4,490)

Total	$773,480	$797,385

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

No borrowings were outstanding on the Corporation’s revolving credit agreement at September 30, 2002. However, this agreement supported commercial paper borrowings of $60 million outstanding at September 30, 2002, of which $60 million has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability and intention to maintain this debt outstanding for at least one year. At November 1, 2002, $55 million was outstanding under the Corporation’s commercial borrowing obligations. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 through 22 of this Form 10-Q.

In May 2002, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008. The Corporation will receive a 5.875% fixed annual interest rate and pay a floating annual rate equal to six-month London Inter Bank Offer Rate (“LIBOR”) plus an average of 0.235%. The critical terms of the Swaps and the related Notes agree, and other conditions of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) have been met; accordingly, the hedge is considered perfectly effective and qualifies for the shortcut method of accounting. The Corporation is required to record the fair value of the Swaps and the corresponding change in the fair value of the related Notes in its consolidated balance sheet. For financial reporting purposes, the change in fair value represents a noncash event and therefore does not affect the consolidated statement of cash flows. At September 30, 2002, the fair market value of the debt covered by the Swaps was $109,325,000 as compared to amounts payable to bondholders of $99,650,000. The fair value of the Swaps, $9,675,000, is included in other noncurrent assets in the consolidated balance sheet.

The Corporation’s interest payments were approximately $29.8 million in 2002 and $27.7 million in 2001 for the nine months ended September 30.

In connection with acquisitions completed in 2002, the Corporation has assumed indebtedness of $7.5 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Income Taxes

The Corporation’s estimated effective income tax rate for the nine months ended September 30, was 35.0% in 2002 and 32.4% in 2001. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings, earnings from nonconsolidated investments, and for the nine months ended September 30, 2001, amortization of nondeductible goodwill. For the nine months ended September 30, 2002, the estimated effective tax rate increased primarily as a result of the write-off of nondeductible goodwill allocated to the divestiture of six quarries in the Columbus, Ohio, area. In accordance with generally accepted accounting principles, the gain from the divestiture was treated as ordinary income. During the third quarter 2002, this was partially offset by the favorable effect of statutory depletion, which decreased the year-to-date estimated effective tax rate from 37.5% at June 30, 2002. This decrease resulted in a tax rate of 32.0% for the third quarter 2002. The decrease in the estimated effective tax rate for year-to-date 2002 increased net income for the nine months ended September 30, 2002, by $3.1 million, or $0.06 per diluted share.

The Corporation’s income tax net payments (refunds) were approximately $22.0 million in 2002 and ($2.5) million in 2001, for the nine months ended September 30.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Management determined that the reporting units, which represent the level at which goodwill is tested for impairment, are the eight divisions of the Aggregates segment and the road paving business. There is no goodwill associated with the Magnesia Specialties segment. In accordance with FAS 142, goodwill for each of the reporting units is being tested for impairment by comparing the fair value of the reporting unit to its carrying value. The comparison of fair value to carrying value represents Step 1 of the two-step approach required by FAS 142. Generally, the fair values of the reporting units were determined using a 15-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 10% and a terminal growth rate of 2%. All reporting units had fair values in excess of their carrying values, except for the road paving business. Therefore, Step 2 is required for the road paving business reporting unit.

Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. If the implied fair value exceeds its carrying amount, there is no impairment. Step 2 for the road paving business will be completed by December 31, 2002. The Corporation currently expects the pretax impairment charge to be up to $15 million. The impairment charge resulting from the adoption of FAS 142 will be recorded as the cumulative effect of a change in accounting principle, retroactive to January 1, 2002.

During the quarters ended September 30, 2002 and 2001, the Corporation acquired goodwill of $13,091,000 and $9,962,000, respectively, all related to acquisitions in the Aggregates segment. During each of the quarters ended September 30, 2002 and 2001, the acquired goodwill related to three acquisitions. The following shows the changes in net goodwill in 2002 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30	September 30

Balance at beginning of period	$581,615	$571,186
Acquisitions	13,091	41,222
Amounts allocated to divestitures	(680)	(19,442)
Adjustments to purchase price allocations for 2001 acquisitions	(320)	740

Balance at September 30, 2002	$593,706	$593,706

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three months ended September 30, 2002, the goodwill allocated to divestitures relates to the sale of locations in southern Iowa. For the nine months ended September 30, 2002, the amounts allocated to divestitures primarily include goodwill associated with quarries in the Columbus, Ohio, area and the Fredericksburg and Culpeper, Virginia, areas. Under FAS 142, the disposition of all or a portion of a reporting unit requires the inclusion of all or an allocable portion of goodwill to be included in the carrying value of the business sold in determining the gain or loss on the disposal.

During the quarters ended September 30, 2002 and 2001, the Corporation acquired other intangibles of $2,071,000 and $3,400,000, respectively. These other intangibles included noncompetition agreements valued at $1,050,000 and $1,100,000 with a weighted-average amortization period of 6.33 and 5.82 years in 2002 and 2001, respectively. In 2002, the Corporation also acquired licensing agreements valued at $1,021,000 with a weighted-average amortization period of 6.38 years. Additionally, tradenames valued at $2,100,000 with a weighted-average amortization period of 7.43 years were acquired in 2001. The weighted-average amortization period for all other intangibles subject to amortization acquired in the quarters ended September 30, 2002 and 2001, was 6.36 years and 6.88 years, respectively. In the quarter ended September 30, 2001, the Corporation acquired indefinite lived use rights valued at $200,000.

Intangible assets subject to amortization consist of the following (dollars in thousands):

	September 30, 2002

	Gross	Accumulated
	Amount	Amortization	Net Balance

Noncompetition agreements	$35,816	$(17,799)	$18,017
Tradenames	8,561	(1,341)	7,220
Supply agreements	900	(632)	268
Use rights and other	14,173	(6,529)	7,644

Total	$59,450	$(26,301)	$33,149

	December 31, 2001

	Gross	Accumulated
	Amount	Amortization	Net Balance

Noncompetition agreements	$36,838	$(16,906)	$19,932
Tradenames	8,625	(1,081)	7,544
Supply agreements	1,663	(1,021)	642
Use rights and other	14,285	(6,621)	7,664

Total	$61,411	$(25,629)	$35,782

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total amortization expense for other intangibles for the quarters ended September 30, 2002 and 2001 was $1,642,000 and $1,118,000, respectively. For the nine months ended September 30, 2002 and 2001, total amortization expense for other intangibles was $4,512,000 and $4,412,000, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter. The expense for 2002 includes the amount recognized in the nine months ended September 30, 2002 (dollars in thousands):

2002	$6,337
2003	5,906
2004	4,967
2005	3,868
2006	3,008
Thereafter	13,575

Total	$37,661

Intangible assets not subject to amortization are use rights that have a carrying value of $200,000 at September 30, 2002.

In accordance with FAS 142, effective January 1, 2002, the Corporation discontinued the amortization of goodwill. The following pro forma information presents the results of operations for the three months ended and nine months ended September 30, 2001, as if FAS 142 had been adopted on January 1, 2001 (dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Earnings before taxes on income, as reported	$66,723	$118,808
Goodwill amortization	6,088	16,336

Earnings before taxes on income	72,811	135,144
Income tax expense	(22,637)	(42,016)

Net earnings	$50,174	$93,128

Earnings per diluted share	$1.03	$1.94

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires recognition of the fair value of a liability representing an asset retirement obligation in the period in which it is incurred. The asset retirement obligation is recorded at the acquisition date of a long-lived tangible asset if a reasonable estimate of fair value can be made. A corresponding amount is capitalized as part of the asset’s carrying amount. The Corporation incurs some reclamation liabilities as part of its aggregates mining process. However, certain reclamation costs are currently treated as normal ongoing operating expenses and expensed generally in the period in which they are incurred. FAS 143 is effective the first quarter of 2003 for the Corporation. The effect of the adoption of FAS 143 on the earnings and financial position of the Corporation has not yet been determined. However, there can be no assurance that it will not be material to the earnings or financial position of the Corporation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended September 30, 2002 and 2001

OVERVIEW   Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of approximately 330 quarries and distribution facilities in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES   The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Management continues to evaluate its accounting policies to identify those policies that are considered critical. Effective January 1, 2002, the evaluation of impairment for goodwill and indefinite-lived intangible assets in accordance with the criteria prescribed in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”) became a critical accounting policy. As discussed in Note 6 to the consolidated financial statements on pages 8 through 11, the Corporation has completed Step 1 of the initial evaluation and will complete Step 2 for the road paving business reporting unit by December 31, 2002. The Corporation currently expects the pretax impairment charge to be up to $15 million.

The direct influence of long-term interest rates and investment returns, and the volatility that changes in these factors can have on retirement and postretirement benefit expense, supported the selection of retirement and postretirement benefits as a critical accounting policy in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Continued current volatility in the economy and the resulting effect on investment returns of the assets invested in the retirement benefit fund will require cash contributions in 2003 and significantly increase the pension expense. The required cash contribution in 2003 is not expected to be material to the cash position of the Corporation. The assets and liabilities related to the retirement plan, including the selection of the discount rate, will be established at December 31, 2002. Assuming the current value of the pension assets and a discount rate range of 6.75% to 7.00%, management expects an additional minimum pension liability at December 31, 2002, ranging from $10 million to $20 million. This liability will require a corresponding direct charge to shareholders’ equity. The estimates are subject to change for market events, which are outside of the control of the Corporation. See Note I and the “Capital Structure and Resources” section contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, for further information.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended September 30, 2002 and 2001
(Continued)

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $429.1 million, a 2% decrease as compared to 2001 third quarter sales of $437.0 million. Consolidated earnings from operations were $68.7 million in the third quarter of 2002 compared with $79.8 million in the third quarter of 2001. The third quarter of 2001 included $6.1 million of goodwill amortization expense. Interest expense for the quarter was $11.2 million as compared to $12.1 million in the third quarter of 2001. Consolidated net earnings for the quarter were $38.9 million, or $0.80 per diluted share, compared to 2001 third quarter net earnings of $45.9 million, or $0.95 per diluted share.

Consolidated net sales for the first nine months of 2002 increased 2% to $1.14 billion. On a year-to-date basis, earnings from operations decreased 1% to $145.6 million in 2002, as compared to $146.5 million in 2001. The nine months ended September 30, 2001, included $16.3 million of goodwill amortization expense. Interest expense decreased 7% to $33.5 million in 2002 as compared to $35.9 million in 2001. Other income and expenses, net, was $13.7 million in income in 2002, compared to $8.3 million in income in 2001. The estimated effective tax rate for year-to-date 2002 of 35.0% reflects the increase in the rate resulting from the nondeductibility of goodwill written off in connection with divestitures in the second quarter, offset by the favorable effect of statutory depletion and the elimination of goodwill amortization. Year-to-date 2002 net earnings were $81.7 million, or $1.67 per diluted share, compared to $80.3 million, or $1.68 per diluted share, for the year-earlier period.

Net sales for the Aggregates division decreased 1% to $411.3 million for the third quarter, compared with the year-earlier period. Net sales for the division reflects a 2.7% increase in average selling price offset by a 4.3% decrease in aggregates shipments during the quarter. Heritage aggregates operations experienced a 1.6% increase in average selling price mostly offset by a 1.2% decline in shipments. For the nine months ended September 30, net sales increased 4% in 2002 as compared to the prior year period, principally as a result of acquisitions.

Gross profit as a percentage of net sales for the Aggregates division was 23.2% as compared to 24.9% in the prior year third quarter. The decline was caused by soft aggregates demand, particularly in commercial construction and road construction. Weak demand in the southeastern region, which historically contributes above-average margins as a percentage of net sales, contributed to overall lower margins. In particular, the pace of decline in these regions had a significant impact on results. Emphasis on inventory control in an effort to track declining demand with production levels resulted in under-absorption of fixed production costs. Additionally, the Aggregates division was negatively affected by unusually wet weather conditions, particularly in Texas, which contributed to lower volumes and higher costs. The Meridian acquisition performed below expectations, primarily as a result of significantly declining aggregates demand in the Dallas/Ft. Worth area, coupled with wet Texas weather. Strong performance in the asphalt and ready mix operations contributed positively to the quarter. For the nine months ended September 30, gross margin percentage was relatively constant at 20.6% in 2002 and 20.7% in 2001.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

     The following tables present volume, pricing and shipment data for heritage operations and acquisitions:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	Volume	Pricing	Volume	Pricing

Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	(1.2%)	1.6%	(0.5%)	2.0%
Aggregates Operations (3)	(4.3%)	2.7%	2.1%	2.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Shipments (tons in thousands)
Heritage Aggregates Operations (2)	43,535	44,065	115,470	116,025
Acquisitions	10,819	9,482	26,011	17,332
Divestitures (4)	72	3,329	2,745	7,939

Aggregates Operations (3)	54,426	56,876	144,226	141,296

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the full fiscal year.

(3)	Aggregates operations includes all acquisitions from the date of acquisition.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.

Selling, general and administrative expenses increased 14% for the quarter at the Aggregates division. On a year-to-date basis, these expenses increased 16% to $82.9 million. The increase resulted primarily from higher health and pension costs as well as higher costs, including depreciation, related to the Corporation’s information systems project.

The Aggregates division’s earnings from operations were $67.4 million in the third quarter of 2002 as compared to $79.0 million in the third quarter of 2001. On a year-to-date basis, the division’s earnings from operations were $141.4 million in 2002 and $144.9 million in 2001.

The Aggregates division’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further because of the potentially significant impact of weather on the Corporation’s operations, nine month results are not indicative of expected performance for the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine-Months Ended September 30, 2002 and 2001

Magnesia Specialties’ third quarter 2002 net sales of $17.8 million declined 19% when compared to the prior year’s net sales of $22.2 million. Earnings from operations for the third quarter were $1.3 million and $0.8 million, for 2002 and 2001, respectively. For the nine months ended September 30, net sales were $56.3 million and $79.4 million in 2002 and 2001, respectively. As expected, net sales decreased primarily due to the sale of certain assets of the refractories business in May 2001. On a year-to-date basis, earnings from operations were $4.2 million and $1.6 million in 2002 and 2001, respectively. The increase is primarily attributable to favorable energy prices in the first half of 2002.

The following tables present net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three month and nine month periods ended September 30, 2002 and 2001. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant division, as the case may be.

	Three Months Ended
	September 30,

		(Dollars in Thousands)
	2002		2001

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$411,303	100.0	$414,860	100.0
Magnesia Specialties	17,840	100.0	22,154	100.0

Total	$429,143	100.0	$437,014	100.0

Gross profit:
Aggregates	$95,333	23.2	$103,222	24.9
Magnesia Specialties	2,797	15.7	2,660	12.0

Total	$98,130	22.9	$105,882	24.2

Selling, general & administrative expenses:
Aggregates	$27,993	6.8	$24,513	5.9
Magnesia Specialties	1,464	8.2	1,741	7.9

Total	$29,457	6.9	$26,254	6.0

Earnings from operations:
Aggregates	$67,396	16.4	$78,972	19.0
Magnesia Specialties	1,265	7.1	834	3.8

Total	$68,661	16.0	$79,806	18.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

	Nine Months Ended
	September 30,

	(Dollars in Thousands)
	2002		2001

		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales:
Aggregates	$1,087,626	100.0	$1,041,472	100.0
Magnesia Specialties	56,264	100.0	79,418	100.0

Total	$1,143,890	100.0	$1,120,890	100.0

Gross profit:
Aggregates	$224,298	20.6	$215,884	20.7
Magnesia Specialties	8,923	15.9	10,623	13.4

Total	$233,221	20.4	$226,507	20.2

Selling, general & administrative expenses:
Aggregates	$82,856	7.6	$71,244	6.8
Magnesia Specialties	4,552	8.1	8,299	10.4

Total	$87,408	7.6	$79,543	7.1

Earnings from operations:
Aggregates	$141,419	13.0	$144,860	13.9
Magnesia Specialties	4,162	7.4	1,614	2.0

Total	$145,581	12.7	$146,474	13.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

Other income and expenses, net, for the quarter ended September 30, was $0.2 million in expense in 2002, compared with $1.0 million in expense in 2001. In addition to several offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses associated with the disposition of certain assets, gains and losses related to certain amounts receivable, costs associated with the commercialization of certain new technologies and net equity earnings from nonconsolidated investments.

Other income and expenses, net, for the nine months ended September 30, 2002 was $13.7 million in income as compared to $8.3 million in income in 2001. Other income and expenses, net, for the nine months ended September 30, 2002 included $20.3 million of nonrecurring gains on divestitures of quarries in the Columbus, Ohio area and the Fredericksburg and Culpeper, Virginia, areas. Other income and expenses, net also included $6.9 million of expenses in the nine months ended September 30, 2002, related to legal settlements and to reserve an investment related to new technologies. Other income and expenses, net, for the nine months ended September 30, 2001, included an $8.9 million gain on the sale of the refractories business of Magnesia Specialties.

Interest expense was $11.2 million in the third quarter 2002, compared to $12.1 million in the third quarter of 2001. For the nine months ended September 30, interest expense was $33.5 million in 2002 as compared to $35.9 million in 2001. The decrease from the prior year is due to lower average outstanding commercial paper borrowings coupled with lower interest rates on such borrowings. Additionally, the net effect of the interest rate swaps has had a favorable impact on interest expense. This was partially offset by lower capitalized interest in 2002, which deceased from $3.9 million to $3.0 million for the nine months ended September 30.

The Corporation’s estimated effective income tax rate for the first nine months was 35.0% in 2002 and 32.4% in 2001. See Note 4 of the Condensed Notes to Consolidated Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

The outlook for the remainder of 2002 is soft due primarily to continued current economic weakness and no expected improvement in industry demand. This continued weakness coupled with adverse weather conditions experienced to date during the fourth quarter in Texas and the southeastern United States will affect sales and operating efficiencies. The full year 2002 outlook includes a 1% to 2% decline in volume, inclusive of acquisitions and the effect of divestitures. Average sales prices are expected to increase approximately 2% at heritage locations. Net earnings for 2002 are expected to range from $2.00 to $2.15 per diluted share. The estimate of full year 2002 earnings per diluted share is exclusive of the effect of the impairment charge related to the adoption of FAS 142, which is expected to be up to $15 million on a pretax basis.

The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. Management continues to evaluate its exposure to operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected, if the general economic downturn continues or deteriorates. If shipment volumes continue to be negatively affected, operating results may be adversely affected due to the significant portion of production expenses that are fixed costs. Other factors that may affect management’s outlook are discussed on page 23 of this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES   Net cash flow provided by operating activities during the nine months ended September 30, 2002, was $132.3 million, compared with $159.1 million in the comparable period of 2001. The cash flow for both 2002 and 2001 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization were as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Depreciation	$31.2	$29.4	$93.5	$87.0
Depletion	1.6	1.7	4.5	4.2
Amortization	1.8	7.3	5.0	21.2

	$34.6	$38.4	$103.0	$112.4

Year-to-date net cash provided by operating activities reflects a timing difference related to income tax payments. In 2001, the due date for the third quarter estimated tax payment was extended until the fourth quarter, resulting in higher income taxes payable when compared to the prior year. Furthermore, in 2002, the Corporation is due a refund with its 2001 federal income tax return filing. The aggregate effect of these tax payments reduced net cash flow provided by operating activities by approximately $31 million in 2002 as compared to 2001 as of September 30.

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2001 net cash provided by operating activities was $252.9 million, compared with $159.1 million provided by operations in the nine months ended September 30, 2001.

Nine-month capital expenditures, exclusive of acquisitions, were $109.3 million in 2002 and $149.7 million in 2001. Capital expenditures are expected to be approximately $135 million to $140 million for 2002, exclusive of acquisitions. Comparable full-year capital expenditures were $194.4 million in 2001.

In 2002 and 2001, the Corporation entered into new equipment operating leases with aggregate future commitments of $45.2 and $30.0 million, respectively. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

The Corporation is a minority member of certain limited liability companies (“LLCs”) whereby the majority members are paid a preferred return from the profits of the underlying businesses. For one of these LLCs, the Corporation is required to purchase another minority member’s interests. Additionally, the Corporation has commitments for lease obligations related to an acquisition. The commitments related to the LLC, and acquisition related lease and certain contingent obligations total approximately $17 million.

The Corporation started Phase IV of its new information systems project in October 2002. The phase will convert the general ledger and certain related accounting systems of the Southwest and Meridian divisions onto the JD Edwards system that is maintained and operated at the Corporation’s headquarters location. This phase is expected to require expenditures of approximately $8 million, and is expected to be completed in 2004.

As discussed in the “Results of Operations” section contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 to 19, during 2002, the Corporation received proceeds related to certain divestitures. Such proceeds, partially offset by amounts being held in escrow for like-kind exchanges, are reflected in divestitures and other investing activities in the statement of cash flows.

As discussed in the “Critical Accounting Policies” section contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 13, the current volatility in the economy and the resulting effect on investment returns of the assets invested in the retirement benefit fund will require cash contributions in 2003. The amount of such contributions is not expected to be material to the cash position of the Corporation.

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
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

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

The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s, and “P-2” by Moody’s. In July 2001, Standard & Poor’s revised its outlook on the Corporation to negative from stable while reaffirming its ratings. The outlook revision reflects Standard & Poor’s belief that the Corporation’s acquisition activity could make it more difficult for the Corporation to restore its credit ratios to certain levels. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

ACCOUNTING CHANGES   The accounting changes that currently impact the Corporation are included in Notes 6 and 7 to the Consolidated Financial Statements.

OTHER MATTERS   Investors are cautioned that all statements in this Quarterly Report on Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, national and regional economic conditions in the markets the Corporation serves; the timing or extent of any recovery of the economy; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Corporation serves; unfavorable weather conditions; fuel costs; transportation costs; competition from new or existing competitors; ability to recognize quantifiable savings from internal expansion programs; ability to successfully integrate acquisitions quickly and in a cost effective manner; ability to recognize expected profits from acquisitions; changes in capital availability or costs; and the timing and occurrence of events that may be subject to circumstances beyond the Corporation’s control. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Corporation does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter and Nine Months Ended September 30, 2002 and 2001

INVESTOR ACCESS TO CORPORATION FILINGS   Shareholders may obtain, without charge, a copy of the Corporation’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001, by writing to:

Martin Marietta Materials, Inc.
Attn: Corporate Secretary
2710 Wycliff Road
Raleigh, North Carolina 27607-3033

Additionally, the Corporation’s Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Corporation’s Web site. Filings with the Securities and Exchange Commission accessed via the Web site are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system at http://www.sec.gov. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:

Telephone: (919) 783-4658
Email: investors@martinmarietta.com
Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to fluctuations in interest rates on borrowings under its various debt instruments. In May 2002, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008 to increase the percentage of its debt that bears interest at a variable rate. The Swaps are fair value hedges designed to hedge against changes in the fair value of the Notes due to changes in LIBOR, the designated benchmark interest rate. The terms of the Swaps include the Corporation receiving a fixed annual interest rate of 5.875% and paying a variable annual interest rate based on six-month LIBOR plus an average of 0.235%.

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in fair values. At September 30, 2002, the fair market value of the debt covered by the Swaps was $109,325,000 as compared to amounts due to bondholders of $99,650,000.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the debt covered by the Swaps by approximately $6.3 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2002.

Item 5. OTHER INFORMATION

On August 16, 2002, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.15 per share of the Corporation’s common stock. The dividend, which represents a cash payout of $0.60 per share on an annualized basis, was payable on September 30, 2002, to shareholders of record at the close of business on August 30, 2002.

On August 20, 2002, the Corporation announced the signing of a mining services agreement allowing it to operate three limestone quarries in northern Florida for Limerock Industries. The terms of the transaction were not disclosed. The Corporation also announced its acquisition of an asphalt plant from Zumwalt Construction in San Antonio, Texas. The purchase was a cash transaction with the price not disclosed. The Corporation also announced it had sold two portable plants, six production locations and one sand plant in rural southern Iowa to Douds Stone.

On October 18, 2002, the Corporation announced revised third quarter earnings and full year 2002 expectations.

On October 31, 2002, the Corporation reported its financial results for the third quarter and nine months ended September 30, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

PART II — OTHER INFORMATION
(Continued)

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Nine Months ended September 30, 2002 and 2001.

(b)  Reports on Form 8-K

During the quarter ended September 30, the Corporation filed the following current reports on Form 8-K:

Date of Report	Description

August 13, 2002	Stephen P. Zelnak, Jr., Chairman and Chief Executive Officer, and Janice K. Henry, Senior Vice President and Chief Financial Officer, each signed the sworn statements required by Securities and Exchange Commission Order No. 4-460.

August 20, 2002	The Corporation issued a press release announcing transactions in Texas and Florida and the sale of certain operations in southern Iowa.

October 18, 2002	The Corporation issued a press release announcing revised third quarter and full year 2002 earnings expectations.

October 31, 2002	The Corporation issued a press release reporting its financial results for the third quarter and nine months ended September 30, 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date:	November 14, 2002	By:	/s/ JANICE K. HENRY

Janice K. Henry Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECURITIES AND EXCHANGE ACT OF 1934 RULE 13a-14 AS
ADOPTED PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Stephen P. Zelnak, Jr., Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Martin Marietta Materials, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Stephen P. Zelnak, Jr.

Stephen P. Zelnak, Jr. Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECURITIES AND EXCHANGE ACT OF 1934 RULE 13a-14 AS
ADOPTED PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Janice K. Henry, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Martin Marietta Materials, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Janice K. Henry

Janice K. Henry Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002

EXHIBIT INDEX

Exhibit No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Nine Months Ended September 30, 2002 and 2001.