Form 10-K
period 2002-12-31
MARTIN MARIETTA MATERIALS INC
filed 2003-03-27
CIK 916076

2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No[  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]      No[  ]

     The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on June 28, 2002 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,296,118,512. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s classes of common stock on March 20, 2003 was as follows:

Common Stock (par value $.01 per share)	48,847,975 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Martin Marietta Materials, Inc. 2003 Proxy Statement are incorporated by reference into Part III.

     Portions of the Martin Marietta Materials, Inc. 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and III.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	23
SIGNATURES		29
CERTIFICATIONS		36

PART I

ITEM 1.       BUSINESS

General

     Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial, and residential. The Company also manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to the steel industry. In 2002, the Company’s aggregates segment accounted for 95% of the Company’s total net sales, and the Company’s magnesia-based products segment accounted for 5% of the Company’s total net sales.

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

     As of December 4, 1998, the Company acquired the common stock of Redland Stone Products Company (“Redland Stone”) from an affiliate of Lafarge SA for $272 million in cash plus normal balance sheet liabilities and approximately $8 million estimated for certain other assumed liabilities and transaction costs (the “Redland Stone Acquisition”). The Company did not assume any long-term debt of Redland Stone. Redland Stone was a leading producer of aggregates and asphaltic concrete in the State of Texas and had mineral reserves which exceeded 1.0 billion tons. The Redland Stone Acquisition expanded the Aggregates division’s business by adding operating facilities in the southwest United States, expanding the Company’s presence in the asphalt production business, adding significant long-term mineral reserve capacity, and increasing and diversifying the Company’s access to rail transportation.

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

     As of May 1, 2001, the Company, through its wholly owned subsidiary, Martin Marietta Magnesia Specialties, sold certain assets related to its refractories business to a subsidiary of Minerals Technologies Inc. for $34 million. The Company retained certain current assets (including accounts receivable) and certain liabilities relating to the refractories business. In an accompanying manufacturing agreement, Magnesia Specialties agreed to supply the subsidiary of Minerals Technologies with certain refractories products principally from the Company’s Manistee, Michigan plant for a period of time following the sale. This agreement ended in 2002. The sale of Magnesia Specialties’ refractories products business lessened the Magnesia Specialties division’s dependence on the steel industry.

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

     In 2002 the Company completed a number of sales of nonstrategic operations, including the sale of facilities in Illinois, Iowa, Ohio, Oklahoma, Tennessee, and Virginia. The Company will continue to evaluate opportunities to divest nonstrategic assets during 2003 in an effort to redeploy capital for other opportunities.

     The Company announced in February 1997 that it had entered into agreements giving the Company rights to commercialize certain proprietary technologies related to the Company’s business. One of the agreements gives the Company the opportunity to pursue the use of certain fiber-reinforced polymer composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications, and other structures and applications. The Company continued its research and development activities during 2002 on these structural composites technologies and continued manufacturing (in 2002, through a contractor) and marketing certain of the products. The Company recently entered into an agreement to lease a 185,000 square foot facility in Sparta, North Carolina, which will serve as the Company’s assembly and manufacturing hub for its structural composites business. Manufacturing at this facility is anticipated to commence in the second half of 2003, with potential expansion in 2004. The Company is targeting several industries for its fiber-reinforced polymer composite materials: infrastructure, which includes pedestrian and vehicular bridge decks; transportation, which includes specialty truck trailers and chassis, railcar components, and trailer dump beds; and construction, which includes wall panels, parking decks, and heavy equipment components. In 2002 the Company announced the installation of bridge decks in two states, bringing its total to 18 bridge deck installations in 11 states utilizing the Company’s composite materials technologies. The Company continued to explore opportunities to introduce its composite bridge installations to foreign markets. The Company entered into a licensing agreement in 2001 whereby it will manufacture and market commercial specialty truck trailers in North America, utilizing fiber-reinforced composite materials. Late in 2002 the Company also signed a licensing agreement relating to a proprietary composite sandwich technology, which the Company expects will play an important role in the product line related to flat panel applications. The Company expects to ramp up its composites business during 2003, with 2004 expected to be the first full year of business. The Company will continue to evaluate a variety of construction-related and commercial uses for composite materials, in addition to its use in bridge decks and truck trailers. These composite materials technologies, if fully developed by the Company, would complement and expand the Company’s business. While the Company expects to increase its revenues related to its composite materials over the next five years, there can be no assurance that these technologies will become profitable.

     The Company continued in 2002 to explore the viability of certain technology related to microbial products for enhanced plant growth. As expected, the Company had limited revenue and no profits from these technologies in 2002, and has since abandoned these products. Also, in 1999 and 2000 the Company made investments in a start-up company that has proprietary microwave technology for use in applications related to industrial heating and drying, food processing, and aseptic packaging. The Company had no revenue in 2002 from this investment, which was reserved in 2002.

     The Company is replacing its existing information systems with an enterprise-wide information solution supplied primarily through J. D. Edwards & Company. The capital requirements for this multi-year project, excluding system replacements for acquired operations not currently using the Company’s Raleigh-based systems (principally the Redland and Meridian Acquisitions), are expected to be $27.8 million, with $9.5 million, $13.0 million, and $4.0 million expended in 2002, 2001, and 2000, respectively. The timeframe for completion of the various components of this project has not yet been determined. The Company believes it has deployed sufficient personnel and capital to complete this project successfully.

Business Segment Information

     The Company in 2002 operated in two reportable business segments: Aggregates and Magnesia Specialties. Information concerning the Company’s net sales, operating profit, assets employed, and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 2002 is included in “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” on pages 26 through 51 of the Company’s 2002 Annual Report to Shareholders (the “2002 Annual Report”), which information is incorporated herein by reference.

Aggregates

     The Company’s Aggregates division processes and sells granite, limestone, sand, gravel, and other aggregates products for use in all sectors of the public infrastructure, commercial, and residential construction industries. The Aggregates division also includes the operation of its other construction materials businesses. These businesses, acquired through continued selective vertical integration by the Company, includes primarily asphalt, ready mix concrete, and road paving operations.

     The Company is the United States’ second largest producer of aggregates. In 2002, the Company shipped approximately 189 million tons of aggregates primarily to customers in 32 states, in addition to Canada and the Bahamas, generating net sales and earnings from operations of $1.4 billion and $170 million, respectively.

     The Aggregates division markets its products primarily to the construction industry, with approximately 46% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company’s aggregates business covers a wide geographic area. The Company’s aggregates and asphalt products and ready mixed concrete are sold and shipped from a network of approximately 360 quarries, distribution facilities, and plants in 28 states, as well as the Bahamas and Canada, although the Company’s five largest revenue-generating states (Texas, North Carolina, Georgia, Iowa, and Arkansas) account for approximately 54% of total net sales by state of destination. The Company’s business is accordingly affected by the economies in these regions and has been adversely affected by the continuing recession and weaknesses in these economies.

     The Company’s aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of the Meridian Acquisition, the American Aggregates Acquisition, and several other smaller acquisitions in the western and upper midwestern regions of the United States, more of the Company’s aggregates operations have exposure to weather-related risk during the winter months. The division’s operations that are concentrated principally in the northern region of the country generally experience more severe winter weather conditions than the division’s operations in the Southeast and Southwest. Due to these factors, the Company’s second and third quarters are generally the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the division’s operations near the Atlantic and Gulf Coasts are at risk for hurricane activity and have experienced weather-related losses in recent years, which have had a significant adverse impact on the financial performance of the Company. In 2002, 12 hurricanes or tropical storms negatively affected the Company’s operations by reducing shipments and operating efficiencies and increasing certain operating costs.

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

     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, while the balance of 7% was moved by rail. In contrast, the Company’s aggregates shipments were moved 77% by truck, 14% by rail, and 9% by water in 2002. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Gulf and Atlantic coastal areas are being supplied in part from the Bahamas location, two large quarries on the Ohio River system, and a Canadian quarry on the Strait of Canso in Nova Scotia. In addition, the Company’s acquisitions, especially the Redland Stone and Meridian Acquisitions, have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company’s geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of certain coastal markets on the east and gulf coasts, and to ship products in and to Canada, the Caribbean, and parts of South America, as well as to additional geographic areas which can be accessed economically by its expanded distribution system. The Company recently completed a major project to modernize and expand the plant capacity at its Bahamas location, which provides the opportunity for the Company to capture future potential market growth and reduce costs (although there can be no assurance of such growth and cost reductions).

     As the Company continues to move more aggregates by rail and water, embedded freight costs have consequently reduced gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the customer typically does not pay the Company a profit associated with the transportation component of the selling price. Moreover, the Meridian Acquisition and its rail-based distribution network, coupled with the extensive use of rail service in the Southwest, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power failures, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, barge or ship availability, and weather disruptions.

     The Company’s management believes the overall long-term trend for the construction aggregates industry continues to be one of consolidation, although the consolidation trend is slowing as the number of suitable acquisition targets shrinks. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increased market share in the Company’s core businesses, and pursuing new technological opportunities related to the company’s existing markets.

     Prior to 1998, the Company had historically focused on the production of aggregates and had not integrated vertically in a substantial manner into other construction materials businesses. The Company became significantly more vertically integrated with the Redland Stone Acquisition in 1998 and subsequent acquisitions, particularly in the southwest, pursuant to which the Company has acquired asphaltic concrete, ready mixed concrete, paving construction, trucking, and other businesses, which establish vertical integration that complement the Company’s aggregates business. These vertically integrated operations accounted for about 15% of net sales in 2002, with no single operation contributing more than 10% of total net sales. As the Company continues its expansion strategy westward, where vertically integrated operations are the norm, profit margins are generally adversely affected. Generally these operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. In particular, the road paving and trucking businesses have been acquired as supplemental operations that were part of larger acquisitions. As such they do not represent core businesses of the Company. These operations have typically resulted in losses that are insignificant to the Company as a whole. The Company continues to review carefully these operations.

     Environmental and zoning regulations have made it increasingly difficult for the aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state, and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult thereby potentially enhancing the value of the Company’s existing mineral reserves.

     Management believes the Aggregates division’s raw materials, or mineral reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production in its aggregates segment. The Company’s aggregates reserves on the average exceed 60 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand.

     The Company generally delivers products in its aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. The Company has provided extended payment terms to certain customers, depending on the particular facts and circumstances surrounding the customer.

     Less than 1% of the Aggregates division’s sales are made in foreign jurisdictions, principally in Canada and the Bahamas.

Magnesia Specialties

     The Company in 2002 also manufactured and marketed dolomitic lime and magnesia-based chemicals products for industrial, agricultural, and environmental uses. As of May 1, 2001, the

Company sold certain assets relating to its magnesia-based heat-resistant refractories business of its Magnesia Specialties segment to a subsidiary of Minerals Technologies Inc. but continued to manufacture and sell certain refractories products to the subsidiary of Minerals Technologies pursuant to a related manufacturing agreement. This manufacturing agreement ended in 2002, and the Magnesia Specialties division has stopped production and sale of these magnesia-based refractory products previously sold directly to the steel industry.

     Given the high fixed costs associated with the operations of this division, excess capacity negatively affects its results of operations. In addition, Magnesia Specialties’ dolomitic lime products are (and its refractory products were) sold primarily to the steel industry. Accordingly, the division’s profitability has historically depended on the production of steel and the related marketplace, and a portion of the division’s product pricing structure has historically been affected by current business economic conditions within the steel industry. While the sale of Magnesia Specialties’ refractories business in 2001 lessened the Magnesia Specialties division’s dependence on the steel industry, Magnesia Specialties’ products used in the steel industry still accounted for approximately 52% of the division’s net sales in 2002, attributable primarily to the sale of dolomitic lime products. The Magnesia Specialties division has also experienced losses in accounts receivable due to customer bankruptcies and is further exposed to additional potential losses in customer accounts receivable if the steel industry continues to deteriorate.

     Competitive pricing pressures in the Magnesia Specialties’ division also continued throughout 2002. The division’s chemicals group continued to diversify in chemicals used as flame retardants, in wastewater treatment, in pulp and paper production, and to reduce stack pollution, and is not as dependent on the steel industry as is the dolomitic lime business.

     The principal raw materials used in the Company’s Magnesia Specialties division’s products are dolomitic limestone, brine, and imported magnesia. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the required operational levels for the foreseeable future.

     Once the Magnesia Specialties division’s reserves of brine are used in the production process, the division must dispose of the processed brine. Typically the division does this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The division has also sold a portion of this processed brine to third parties. The Magnesia Specialties division recently entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow will purchase processed brine from the Magnesia Specialties division for use in Dow’s production of calcium chloride products. The Magnesia Specialties division also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Magnesia Specialties division’s facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan.

     The supply of natural and synthetic magnesia is abundant worldwide. In 2002, the Company purchased some of its magnesia requirements from various sources located in China. While the Company does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, the Company believes it could obtain alternate supplies worldwide, although there could be no assurance that the Company could do so at current prices.

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

     Approximately 12% of the Magnesia Specialties division’s products are sold in foreign jurisdictions, principally in Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the division’s sales. As a result of these foreign sales, the division’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of changes in currency exchange rates, the division principally uses the U.S. dollar as the functional currency in foreign transactions.

Patents and Trademarks

     As of March 20, 2003, the Company owns, has the right to use, or has pending applications for approximately 65 patents pending or granted by the United States and various countries and approximately 46 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

     The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for approximately 25% of the total market. The Company competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges and its increased access to rail transportation as a result of the Redland Stone and Meridian Acquisitions, and other transactions, have enhanced the Company’s ability to compete in certain extended areas. Certain of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

     The Magnesia Specialties division of the Company competes with various companies in different geographic and product areas principally on the basis of quality, price, and technical support for its products. The Magnesia Specialties division also competes for sales to customers located outside the United States with sales to such customers accounting for approximately $8.9 million in net sales in 2002 (representing approximately 12% of net sales of the Magnesia Specialties segment) principally in Canada, Mexico, Europe, South America, and the Pacific Rim. The sale of the refractories business in 2001 has reduced division sales to foreign customers. The Magnesia Specialties division’s sales to foreign customers were $11.8 million in 2001 and $20.4 million in 2000.

Research and Development

     The Company conducts research and development activities for its Magnesia Specialties segment at its plant in Manistee, Michigan, and at various locations for the new proprietary technologies. In general, the Company’s research and development efforts in 2002 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.4 million in 2002, $0.6 million in 2001, and $2.3 million in 2000 on research and development activities.

Environmental and Governmental Regulations

     The Company’s operations are subject to and affected by federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal, and revocation. The Company regularly monitors and reviews its operations, procedures, and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future. In accordance with the Company’s accounting policy for environmental costs prior to January 1, 2003, amounts were not accrued and included in the Company’s financial statements until it was probable that a liability had been incurred and such amounts could be estimated reasonably. The environmental accruals were estimated based on internal studies of the required remediation costs and generally not discounted to their present value or offset for potential insurance or other claims. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company’s operations or financial condition. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. See “Note A: Accounting Policies” of the “Notes to Financial Statements” on pages 14 through 16 of the 2002 Annual Report.

     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” on page 17 of this Form 10-K and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on page 25 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on page 41 of the 2002 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

     In general, quarry sites must comply with noise, water discharge, and air quality regulations, zoning, and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry and production facilities can be situated substantial distances from surrounding property owners. Also, the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company maintains a centralized blasting procedure for its quarry operations and has established policies designed to minimize disturbances to surrounding property owners.

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

     As is the case with other companies in the same industry, some of the Company’s products contain varying amounts of crystalline silica, a common mineral. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with nonmalignant lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is “reasonably anticipated to be a carcinogen.” In October 1996, the International Agency for Research on Cancer issued another report stating that “inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans.” The Mine Safety and Health Administration has included the development of a crystalline silica standard as one of its long-term goals. The Occupational Safety and Health Administration has identified occupational overexposure to crystalline silica among its top five health priorities and committed itself to rulemaking, targeting November 2003 on its regulatory calendar for proposed regulation. The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

     The Clean Air Act Amendments of 1990 require the EPA to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company is actively participating with other lime manufacturers in working with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA has conducted testing at lime manufacturing facilities located in Alabama, Texas, and Ohio, including the Company’s Woodville facility, the results of which were discussed with the EPA in 1999 to determine whether the facilities should be subject to these regulations. The EPA received comments on its proposed technology-based standards for the industry in November 2000, and a proposed rule for the national emission standards for lime manufacturing plants was released on December 20, 2002. The proposed rules favorably addressed many of the issues raised by NLA in the negotiation process. NLA and the Company submitted comments on the proposed rules in February 2003. The Company expects the proposed rules to be finalized at some point during the last half of 2003. The USEPA proposed that facilities must be in compliance within three years after the date of the publication of the final rule in the Federal Register. The Company believes that any costs associated with the upgrade and/or replacement of equipment required to comply with the new regulations would not have a material adverse effect on the Company’s operations or its financial condition but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment’s operations.

     In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the 1940’s and 1950’s before the Company purchased the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. The Company submitted a corrective action plan to GDNR for approval on December 9, 2002. The Company is funding the entire cost of future investigations and remediation which will occur over several years. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In December 1998, the GDNR determined that the Company, the GDOT, and two former asphalt plant operators are responsible parties for investigation and remediation of groundwater contamination at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it operated a testing laboratory at the site. The two other parties were designated because both entities operated asphalt plants at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. On May 21, 2001, GDNR issued separate Administrative Orders against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. The Company and GDOT submitted a corrective action plan to GDNR for approval on May 20, 2002. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In the vicinity of and beneath the Magnesia Specialties division’s Manistee, Michigan, facility, there is an underground plume of material originating from adjacent property which formerly was used by Packaging Corporation of America (“PCA”) as a part of its operations. The Company believes the plume consists of paper mill waste. On September 8, 1983, the PCA plume and property were listed on the National Priorities List (“NPL”) under the authority of the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund” statute). The PCA plume is subject to a Record of Decision issued by the U.S. Environmental Protection Agency (“USEPA”) on May 2, 1994, pursuant to which PCA (and now its successor, Pactiv Corporation (“Pactiv”)) is required to conduct annual monitoring. The USEPA has not required remediation of the groundwater contamination. On January 10, 2002, the Michigan Department of Environmental Quality (“MDEQ”) issued Notice of Demand letters to the Company, PCA and Pactiv indicating that it believes that the Company’s chloride contamination is commingling with the PCA plume which originates upgradient from the Company’s property. The MDEQ is concerned about possible effects of these plumes, and designated the Company, PCA and Pactiv as parties responsible for investigation and remediation under Michigan state law. The MDEQ held separate meetings with the Company, PCA, and Pactiv to discuss remediation and reimbursement for past investigation costs totaling approximately $700,000. The Company entered into an Administrative Order with the MDEQ to pay for a portion of MDEQ’s past investigation costs and thereby limit its liability for past costs in the amount of $20,073.62. Michigan law provides that responsible parties are jointly and severally liable, and, therefore, the Company is potentially liable for the full cost of funding future investigative activities and any necessary remediation. Michigan law also provides a procedure whereby liability may be apportioned among responsible parties if it is capable of division. The Company believes that the liability most likely will be apportioned and that any such costs attributed to the Company’s brine contamination will not have a material adverse effect on the Company’s operations or its financial condition but can give no assurance that the liability will be apportioned or that the compliance costs will not have a material adverse effect on the financial condition or results of the Magnesia Specialties segment’s operations.

Employees

     As of March 20, 2003, the Company has approximately 6,400 employees. Approximately 4,800 are hourly employees and approximately 1,600 are salaried employees. Included among these employees are approximately 760 hourly employees represented by labor unions. Approximately 12% of the Company’s Aggregates division’s hourly employees are members of a labor union, while approximately 98% of the Magnesia Specialties division’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees at the Manistee, Michigan, magnesia-based products plant and the Woodville, Ohio, lime plant. The current Manistee collective bargaining agreement expires in August 2003. There can be no assurance that a successor agreement will be reached at the Manistee location in 2003. The current Woodville collective bargaining agreement expires in June 2006.

Available Information

     The Company maintains an Internet address at http://www.martinmarietta.com. The Company makes available free of charge through its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and any amendments are accessed via the Company’s web site through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system maintained by the Securities and Exchange Commission (the “SEC”) at http://www.sec.gov. Accordingly, the Company’s referenced reports and any amendments are made available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, once EDGAR places such material in its database.

     The Company has adopted a code of ethics that applies to all its employees, including the Company’s chief executive officer, chief financial officer, and chief accounting officer. The code of ethics is available on the Company’s Internet address at http://www.martinmarietta.com. The Company intends to disclose on its Internet web site any waivers of or amendments to its code of ethics as it applies to its chief executive officer, chief financial officer, and chief accounting officer.

     The Company will make paper copies of its filings with the SEC and its code of ethics available to its shareholders free of charge upon request.

ITEM 2.       PROPERTIES

Aggregates

     As of March 20, 2003, the Company processed or shipped aggregates from 337 quarries and distribution yards in 28 states and in Canada and the Bahamas, of which 100 are located on land owned by the Company free of major encumbrances, 71 are on land owned in part and leased in part, 149 are on leased land, and 17 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 60 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, the Company processed and shipped ready mixed concrete and/or asphalt products from 25 properties in 5 states, of which 12 are located on land owned by the Company free of major encumbrances, 2 are on land owned in part and leased in part, and 11 are on leased land.

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

Other Properties

     The Company’s principal corporate office, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices and research and development laboratories for its two reportable business segments and other related businesses. The Company also leases a plant in Sparta, North Carolina, which the Company is currently fitting up to serve as an assembly plant for its structural composites business.

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

     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on page 25 of the 2002 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on page 41 of the 2002 Annual Report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

FORWARD-LOOKING STATEMENTS – SAFE HARBOR PROVISIONS

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

     Factors that the Company currently believes could cause its actual results to differ materially from those in the forward-looking statements include, but are not limited to, business and economic conditions and trends in the markets the Company serves; the timing or extent of any recovery of the economy; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Company serves; unfavorable weather conditions; fuel costs; transportation costs; competition from new or existing competitors; changes in environmental and other governmental regulations; ability to recognize increased sales and quantifiable savings from internal expansion programs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability; changes in capital availability or costs; successful development and implementation of the structural composite technological process and strategic products for specific market segments; unanticipated costs or other adverse effects associated with structural composite revenue levels, product pricing, and cost associated with manufacturing ramp up; the financial strength of the structural composite customers and suppliers; business and economic conditions and trends in the trucking and composites industries in various geographic regions; possible disruption in commercial activities related to terrorist activity and armed conflict, such as reduced end-user purchases relative to expectations; and the timing and occurrence of events that may be subject to circumstances beyond the Company’s control.

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

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion of “Competition” on pages 11 and 12 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 through 51 of the 2002 Annual Report and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 14 through 16 and page 25, respectively, of the Audited Consolidated Financial Statements included in the 2002 Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 20, 2003:

		Present Position	Year Assumed	Other Positions and Other Business
Name	Age	at March 20, 2003	Present Position	Experience Within the Last Five Years

Stephen P. Zelnak, Jr.	58	Chairman of the	1997	Vice Chairman of the Board of Directors
		Board of Directors;		(1996-1997)
		President and Chief	1993
		Executive Officer;
		President of Aggregates	1993
		Division

Philip J. Sipling	55	Executive Vice President;	1997	Senior Vice President (1993-1997);
		Chairman of Magnesia	1997	President, Magnesia Specialties
		Specialties Division;		Division (1993-1997)
		Executive Vice President of	1993
		Aggregates Division

Janice K. Henry	51	Treasurer;	2002	Vice President (1994-1998);
		Senior Vice President;	1998	Treasurer (1996-2000)
		Chief Financial Officer	1994

Donald M. Moe	58	Senior Vice President;	2001	Vice President (1999-2001)
		Senior Vice President of	1999
		Aggregates Division;
		President-Carolina Division	1996

Jonathan T. Stewart	54	Senior Vice President,	2001	Vice President, Human Resources
		Human Resources		(1993-2001)

Roselyn R. Bar	44	Vice President and General	2001	Deputy General Counsel (2001);
		Counsel;		Associate General Counsel (1998-2001)
		Corporate Secretary	1997

Donald J. Easterlin, III	61	Vice President	2002	Vice President, Business Development (1994-2002)

Daniel G. Shephard	44	Vice President-Marketing	2002	Vice President and Treasurer (2000-2002)
		and Business Development;		Assistant Treasurer (1996-1999)
		President of Magnesia	1999
		Specialties Division

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders, and Dividends

     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 52 of the 2002 Annual Report, and that information is incorporated herein by reference. There were approximately 1,275 holders of record of the Company’s Common Stock, as of March 20, 2003.

Recent Sales of Unregistered Securities

     During 2002, the Company issued 244,323 shares of its Common Stock in connection with the acquisition of additional businesses for its Aggregates Division, none of which were material transactions. The Company issued 4,847 shares of its Common Stock on January 2, 2002, with the remaining 239,476 shares issued on May 14, 2002. These acquisitions generally consisted of the acquisition of certain assets or stock of the businesses being acquired in exchange for cash and/or the Company’s Common Stock paid to the selling businesses or their shareholders, along with the assumption of certain liabilities of the businesses. All of the shares issued during 2002 in these acquisition transactions were issued in connection with two separate acquisitions, one of which was pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) under Section 4(2) of the 1933 Act, and Rule 506 under the 1933 Act, and in the other acquisition, the shares issued constituted exempted securities under Section 3(a)(10) of the 1933 Act following a fairness hearing held before the North Carolina Secretary of State (through the North Carolina Securities Administrator).

ITEM 6.       SELECTED FINANCIAL DATA

     The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 53 of the 2002 Annual Report, and that information is incorporated herein by reference.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 through 51 of the 2002 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook” on pages 43 through 45 of the 2002 Annual Report is not incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” on page 50 of the 2002 Annual Report, and that information is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item 8 is included under the caption “Consolidated Statement of Earnings,” “Consolidated Balance Sheet,” “Consolidated Statement of Cash Flows,” “Consolidated Statement of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” on pages 10 through 52 of the 2002 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required in response to this Item 10 is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2002 (the “2003 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on page 19 of this Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Corporate Governance Matters,” “Report of the Compensation Committee on Executive Compensation,” “Comparison of Cumulative Total Return Martin Marietta Materials, Inc., S&P 500, S&P Materials, and Peer Group Indices,” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s 2002 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2003 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Independent Directors” in the Company’s 2003 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.       CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

     For these purposes, “disclosure controls and procedures” are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s internal controls are procedures designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use, and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

     The Company’s management, including the CEO and CFO, does not expect that the Company’s control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Appearing immediately following the Signatures section of this Annual Report on Form 10-K are forms of “Certifications” of the Company’s CEO and CFO as required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certifications refer to this evaluation of the Company’s disclosure policies and procedures. The information in this section should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2002 Annual Report, are incorporated by reference into Item 8 on page 21 of this Form 10-K. Page numbers refer to the 2002 Annual Report:

Page

Consolidated Statement of Earnings—	10
for years ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheet—	11
at December 31, 2002 and 2001
Consolidated Statement of Cash Flows—	12
for years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Shareholders’ Equity—	13
Balance at December 31, 2002, 2001 and 2000
Notes to Financial Statements—	14 through 25

(2)	List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(d). The page number refers to this Form 10-K.

Schedule II – Valuation and Qualifying Accounts 28

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent auditors with respect to the above-referenced financial statements appears on page 9 of the 2002 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent auditors appear on the last page of this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits on pages 25 through 27 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b) Reports on Form 8-K

     During the quarter ended December 31, 2002, the Company filed the following current reports on Form 8-K:

Date of Report	Description

October 18, 2002	The Company issued a press release announcing revised third quarter and full year 2002 earnings expectations.

October 31, 2002	The Company issued a press release reporting its financial results for the third quarter and nine months ended September 30, 2002.

(c) Index of Exhibits

Exhibit
No.

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
4.02
--Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.03
--Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.04
--Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
--Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
--Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
--Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
--Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
--Form of Martin Marietta Materials, Inc. 6?% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01
--Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02
--Five -Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)

10.03
--Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, as agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2002)

10.04
--Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

*10.05	--Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement**
10.06
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

10.08	--Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**
10.09
--Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**

10.10
--Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.11
--Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)**

10.12
--Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**

10.13
--Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)**

10.14
--Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**

10.15
--Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.16
--Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**

10.17
--Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999)**

*12.01	--Computation of ratio of earnings to fixed charges for the year ended December 31, 2002
*13.01
--Martin Marietta Materials, Inc. 2002 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2002 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed" as part of this report

*21.01	--List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	--Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	--Powers of Attorney (included in this Form 10-K at pages 29-31)
*99.01
--Additional Exhibit--Regulation FD Disclosure--Written Statement dated March 27, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.02
--Additional Exhibit--Regulation FD Disclosure--Written Statement dated March 27, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2003 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2003 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(d)     Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E

		Additions

		(1)	(2)
		Charged	Charged to
	Balance at	to costs	other			Balance at
	beginning	and	accounts	Deductions		end of
Description	of period	expenses	describe	describe		period

		(Amounts in Thousands)

Year ended December 31, 2002
Allowance for doubtful accounts	$7,367	$1,082	—	$167	(a)	$8,282
Inventory valuation allowance	6,020	504	—	504	(a)	5,659
				361	(b)
Accumulated amortization of				803	(b)
intangible assets	103,015	6,102	—	3,423	(c)	27,505
				77,386	(d)
Year ended December 31, 2001
Allowance for doubtful accounts	$5,139	$2,173	$950 (e)	$895	(f)	$7,367
Inventory valuation allowance	5,772	591	—	343	(f)	6,020
Accumulated amortization of	75,146	28,393	3,746 (e)	3,095	(c)	103,015
intangible assets				512	(a)
				663	(f)
Year ended December 31, 2000
Allowance for doubtful accounts	$4,707	$432	—	—		$5,139
Inventory valuation allowance	6,745	—	—	$973	(a)	5,772
Accumulated amortization of intangible assets	58,354	22,612	—	5,820	(c)	75,146

(a)	To adjust allowance for change in estimates.
(b)	Divestitures.
(c)	Write off of fully amortized intangible assets.
(d)	Write off of accumulated amortization related to nonamortized goodwill.
(e)	Purchase accounting adjustments.
(f)	Sale of Magnesia Specialties refractories assets.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar

Roselyn R. Bar
Vice President, General Counsel
and Corporate Secretary

Dated: March 27, 2003

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Chairman of the Board, President and Chief Executive Officer	March 27, 2003

/s/	Janice K. Henry Janice K. Henry	Senior Vice President and Chief Financial Officer	March 27, 2003

/s/	Anne H. Lloyd Anne H. Lloyd	Chief Accounting Officer	March 27, 2003

/s/	Richard G. Adamson Richard G. Adamson	Director	March 27, 2003

/s/	Marcus C. Bennett Marcus C. Bennett	Director	March 27, 2003

/s/	Sue W. Cole Sue W. Cole	Director	March 27, 2003

/s/	Bobby F. Leonard Bobby F. Leonard	Director	March 27, 2003

/s/	William E. McDonald William E. McDonald	Director	March 27, 2003

/s/	Frank H. Menaker, Jr. Frank H. Menaker, Jr.	Director	March 27, 2003

/s/	James M. Reed James M. Reed	Director	March 27, 2003

/s/	William B. Sansom William B. Sansom	Director	March 27, 2003

/s/	Richard A. Vinroot Richard A. Vinroot	Director	March 27, 2003

CERTIFICATIONS

CERTIFICATION PURSUANT TO SECURITIES AND EXCHANGE ACT OF 1934
RULE 13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF
SARBANES-OXLEY ACT OF 2002

I, Stephen P. Zelnak, Jr., Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Martin Marietta Materials, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/	Stephen P. Zelnak, Jr.

Stephen P. Zelnak, Jr. Chairman and Chief Executive Officer

     CERTIFICATION PURSUANT TO SECURITIES AND EXCHANGE ACT OF 1934
RULE 13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

     I, Janice K. Henry, Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Martin Marietta Materials, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/	Janice K. Henry

Janice K. Henry Chief Financial Officer

EXHIBITS

Exhibit
No.

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
4.02
--Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.03
--Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.04
--Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
--Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
--Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
--Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
--Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
--Form of Martin Marietta Materials, Inc. 6?% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01
--Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02
--Five -Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)

10.03
--Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, as agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2002)

10.04
--Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

*10.05	--Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement**
10.06
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

10.08	--Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995)**
10.09
--Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997)**

10.10
--Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999)**

10.11
--Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000)**

10.12
--Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**

10.13
--Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001)**

10.14
--Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**

10.15
--Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.16
--Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000)**

10.17
--Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999)**

*12.01	--Computation of ratio of earnings to fixed charges for the year ended December 31, 2002
*13.01
--Martin Marietta Materials, Inc. 2002 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2002 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed" as part of this report

*21.01	--List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	--Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	--Powers of Attorney (included in this Form 10-K at pages 29-31)
*99.01
 --Additional Exhibit--Regulation FD Disclosure--Written Statement dated March 27, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.02
 --Additional Exhibit--Regulation FD Disclosure--Written Statement dated March 27, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2003 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2003 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K