Form 10-Q
period 2003-03-31
MARTIN MARIETTA MATERIALS INC
filed 2003-05-15
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes    X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    X          No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003

Common Stock, $0.01 par value	48,900,970

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,226	$—
Accounts receivable, net	222,286	232,884
Inventories, net	247,868	239,726
Current deferred income tax benefits	23,052	21,387
Other current assets	35,828	32,152

Total Current Assets	533,260	526,149

Property, plant and equipment	2,172,933	2,146,480
Allowances for depreciation and depletion	(1,105,641)	(1,078,904)

Net property, plant and equipment	1,067,292	1,067,576
Goodwill, net	580,081	577,449
Other intangibles, net	30,819	31,972
Other noncurrent assets	57,423	55,384

Total Assets	$2,268,875	$2,258,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Bank Overdraft	$—	$304
Accounts payable	63,901	73,186
Accrued salaries, benefits and payroll taxes	47,191	45,168
Accrued insurance and other taxes	33,394	32,511
Income taxes	1,451	2,307
Current maturities of long-term debt	8,960	11,389
Other current liabilities	48,827	32,962

Total Current Liabilities	203,724	197,827

Long-term debt and commercial paper	758,938	733,471
Pension, postretirement and postemployment benefits	101,007	101,796
Noncurrent deferred income taxes	109,668	108,496
Other noncurrent liabilities	49,368	33,930

Total Liabilities	1,222,705	1,175,520

Shareholders’ equity:
Common stock, par value $0.01 per share	488	488
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	447,325	447,153
Accumulated other comprehensive loss	(7,365)	(7,365)
Retained earnings	605,722	642,734

Total Shareholders’ Equity	1,046,170	1,083,010

Total Liabilities and Shareholders’ Equity	$2,268,875	$2,258,530

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands, Except
	Per Share Data)
		(Restated)

Net Sales	$283,102	$282,278
Freight and delivery revenues	41,055	41,897

Total revenues	324,157	324,175

Cost of sales	261,409	254,277
Freight and delivery costs	41,055	41,897

Total cost of revenues	302,464	296,174

Gross Profit	21,693	28,001
Selling, general & administrative expenses	30,721	28,183
Research and development	58	84
Other operating (income) and expenses, net	410	—

Loss from Operations	(9,496)	(266)
Interest expense	10,121	11,133
Other nonoperating (income) and expenses, net	(564)	(246)

Loss from continuing operations before income tax benefit and cumulative effect of change in accounting principle	(19,053)	(11,153)
Income tax benefit	(5,961)	(3,430)

Loss from continuing operations before cumulative effect of change in accounting principle	(13,092)	(7,723)
Discontinued Operations:
Loss on discontinued operations, net of related taxes of $618 and $1,884 in 2003 and 2002	(926)	(2,826)

Loss before cumulative effect of change in accounting principle	(14,018)	(10,549)
Cumulative effect of change in accounting for asset retirement obligations, net of related taxes of $4,498	(6,874)	—
Cumulative effect of change in accounting for intangible assets	—	(11,510)

Net loss	$(20,892)	$(22,059)

Net Loss Per Common Share:
Basic from continuing operations before cumulative effect of change in accounting principle	$(0.27)	$(0.16)
Discontinued operations	(0.02)	(0.06)
Cumulative effect of change in accounting principle	(0.14)	(0.23)

	$(0.43)	$(0.45)

Diluted from continuing operations before cumulative effect of change in accounting principle	$(0.27)	$(0.16)
Discontinued operations	(0.02)	(0.06)
Cumulative effect of change in accounting principle	(0.14)	(0.23)

	$(0.43)	$(0.45)

Dividends Per Share	$0.15	$0.14

Average Number of Common Shares Outstanding:
Basic	48,890,996	48,554,631

Diluted	49,058,734	48,717,691

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands)
		(Restated)

Net loss	$(20,892)	$(22,059)
Cumulative effect of change in accounting principle	6,874	11,510

Loss before cumulative effect of change in accounting principle	(14,018)	(10,549)
Adjustments to reconcile loss to cash provided by operating activities:
Depreciation, depletion and amortization	33,443	33,939
Other items, net	709	248
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred income taxes	3,415	3,670
Accounts receivable, net	11,084	14,598
Inventories, net	(9,744)	(22,513)
Accounts payable	(8,628)	(5,050)
Other assets and liabilities, net	3,348	5,067

Net cash provided by operating activities	19,609	19,410

Investing activities:
Additions to property, plant and equipment	(28,009)	(28,106)
Acquisitions, net	(8,905)	(1,550)
Divestitures and other investing activities, net	6,158	1,353

Net cash used for investing activities	(30,756)	(28,303)

Financing activities:
Net principal borrowings on long-term debt	24,841	23,972
Dividends paid	(7,327)	(6,798)
Loans payable	(1,837)	1,327
Issuance of common stock	—	150

Net cash provided by financing activities	15,677	18,651

Net increase in cash and cash equivalents	4,530	9,758
(Bank overdraft) cash and cash equivalents, beginning of period	(304)	1,379

Cash and cash equivalents, end of period	$4,226	$11,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,757	$5,160
Net income tax refunds	$3,747	$7,939
Noncash investing and financing activities:
Value of common stock issued in connection with acquisitions	$—	$218

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2003, are not indicative of the results to be expected for the full year.

In 2002 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment with the 2003 divestitures being uncertain as of December 31, 2002. As such, the Corporation had a continuing financial interest in this certain group of assets and the related market served by these operations during 2002 and through the 2003 date of disposal. For the first quarter 2003, the divestiture resulted in discontinued operations and therefore the results of all operations through the date of disposal and any gain or loss on disposals are included in “Loss from discontinued operations” on the consolidated statement of earnings. The results of discontinued operations during the quarter ended March 31, 2002 have been reclassified, as required, to conform to the 2003 presentation. The discontinued operations included net sales of $0.2 million and $7.7 million and a pretax loss of $1.5 million and $4.7 million for the quarter ended March 31 in 2003 and 2002, both respectively. The pretax loss included a loss on disposal of $0.4 million for the quarter ended March 31, 2003. No disposals occurred during the quarter ended March 31, 2002.

During the quarter ended March 31, 2003, the Corporation decreased its accrual for incurred but not reported claims related to its self-insurance health benefits provided to its employees. The change in estimate was based on the Corporation’s recent claims experience and increased net income for the quarter by $1.3 million, or $0.03 per diluted share.

The financial statements for the quarter ended March 31, 2002 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). An impairment charge of $11.5 million, or $0.23 per diluted share, was recorded during the fourth quarter of 2002, retroactive to January 1, 2002, as the cumulative effect of adopting FAS 142.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Inventories

	March 31,	December 31,
	2003	2002

	(Dollars in Thousands)

Finished products	$221,590	$212,694
Product in process and raw materials	9,329	8,967
Supplies and expendable parts	22,997	23,724

	253,916	245,385
Less allowances	(6,048)	(5,659)

Total	$247,868	$239,726

3.	Goodwill

The following shows changes in net goodwill from December 31, 2002 to March 31, 2003 (dollars in thousands):

Balance at December 31, 2002	$577,449
Acquisitions	5,232
Amounts allocated to divestitures	(2,600)

Balance at March 31, 2003	$580,081

4.	Long-Term Debt

	March 31,	December 31,
	2003	2002

	(Dollars in Thousands)

6.875% Notes, due 2011	$249,756	$249,750
5.875% Notes, due 2008	209,167	209,143
6.9% Notes, due 2007	124,972	124,971
7% Debentures, due 2025	124,254	124,251
Commercial paper and line of credit, interest rates ranging from 1.35% to 1.94%	48,876	25,713
Acquisition notes, interest rates ranging from 2.11% to 9.00%	9,913	10,849
Other notes	960	183

	767,898	744,860
Less current maturities	(8,960)	(11,389)

Total	$758,938	$733,471

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Long-Term Debt (Continued)

No borrowings were outstanding under the Corporation’s revolving credit agreement at March 31, 2003. However, this agreement supports commercial paper borrowings of $45 million outstanding at March 31, 2003, which has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability to maintain this debt outstanding for at least one year. At April 30, 2003, $60 million of commercial paper borrowings was outstanding. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 and 18 of this Form 10-Q.

The Corporation, through its Magnesia Specialties division, is a 50% member of a limited liability company. Each of the two members of the limited liability company has guaranteed 50% of its debt, each up to a maximum of $7.5 million.

5.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the first three months was 31.3% in 2003 and 30.8% in 2002. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings and earnings from nonconsolidated investments.

6.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

7.	Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors which are accounted for under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Stock-Based Compensation (Continued)

	Three Months Ended
	March 31,

	2003	2002

		(Restated)

Net loss, as reported	$(20,892)	$(22,059)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	297	(233)
Deduct: Total stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,185)	(1,278)

Pro forma net loss	$(21,780)	$(23,570)

Loss per share:
Basic-as reported	$(0.43)	$(0.45)

Basic-pro forma	$(0.45)	$(0.49)

Diluted-as reported	$(0.43)	$(0.45)

Diluted-pro forma	$(0.45)	$(0.49)

8.	Adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires the recognition of the fair value of a legally enforceable liability representing an asset retirement obligation in the period in which it is incurred. A corresponding amount is capitalized as part of the asset’s carrying amount. The asset retirement obligation is recorded at the acquisition date of a long-lived tangible asset if the fair value can be reasonably estimated. The Corporation incurs reclamation obligations as part of its aggregates mining process. Prior to the adoption of FAS 143, the Corporation generally expensed reclamation obligations in the period in which they were incurred.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Continued)

The provisions of FAS 143 require the projected estimated reclamation obligation to include a market risk premium which represents the amount an external party would charge for bearing the uncertainty of guaranteeing a fixed price today for performance in the future. However, due to the average remaining quarry life exceeding 60 years on average at current production rates and the nature of quarry reclamation work, the Corporation believes that it is impractical for external parties to agree to a fixed price today. Therefore, a market risk premium has not been included in the reclamation liabilities.

The estimated future reclamation obligations have been discounted to their present value and are being accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are being depreciated over the period until reclamation activities are expected to occur. The accretion and depreciation expenses are included in other operating income and expenses.

The cumulative effect of adopting FAS 143 was a charge of $6.9 million, or $0.14 per diluted share, which is net of a $4.5 million income tax benefit.

The following shows the changes in the asset retirement obligation from January 1, 2003 to March 31, 2003 (amounts in thousands):

Balance at January 1, 2003	$18,122
Accretion expense	250

Balance at March 31, 2003	$18,372

The following pro forma information presents the results of operations, excluding the cumulative effect of the accounting change for FAS 143, and the asset retirement obligation as if FAS 143 had been adopted on January 1, 2002 (amounts in thousands, except per share amounts):

Quarter Ended
March 31, 2002

Loss from continuing operations before cumulative effect of change in accounting principle	$(8,010)
Net loss	$(22,346)
Loss per diluted share from continuing operations before cumulative effect of change in accounting principle	$(0.16)
Net loss per diluted share	$(0.46)

Asset Retirement Obligation

Balance at January 1, 2002	$17,096
Balance at December 31, 2002	$18,122

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Accounting Changes

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Obligations Associated with Disposal Activities (“FAS 146”). FAS 146 requires that a liability for a disposal obligation be recognized and measured at its fair value when it is incurred, including severance pay and other obligations. FAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of FAS 146 had no impact on the Corporation’s net earnings or financial position.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also enhances the disclosures of certain types of guarantees. The recognition provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Corporation’s net earnings or financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002

OVERVIEW   Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s net sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of approximately 360 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES   The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

Effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). This pronouncement requires recognition of a liability that represents an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. A corresponding amount is capitalized as part of the fixed asset. FAS 143 is limited to obligations that are legally enforceable, whether due to law or statute, an oral or written contract, or under the doctrine of promissory estoppel. The Corporation, through its Aggregates segment, incurs reclamation obligations at most of its quarries.

The selection of asset retirement obligations as a critical accounting policy is due to the significant assumptions and estimates made by management in determining the asset retirement liability and the cumulative effect of the change in accounting principle. Further, the adoption of FAS 143 will result in additional depreciation expense and accretion expense annually.

The significant assumptions and estimates required in the adoption of FAS 143 include the following:

•	Year quarry is expected to close. The estimated year of closure is when final reclamation occurs and is generally based on the remaining years of mineral reserves or the expiration of a lease. It is highly speculative to determine the year of closure of a quarry because changes in demand, the ability to extract additional mineral reserves or renewing a lease can affect the year of closure. On average, the Corporation has greater than 60 years of mineral reserves at its quarries based on current production rates.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

•	Total current reclamation costs. The Corporation has not closed many locations in its history. State performance bonding requirements and management’s experience and knowledge of the industry were used to estimate current reclamation costs.

•	Inflation Rate. The inflation rate is applied to total current reclamation costs to estimate the reclamation costs at the time the quarries are closed. The Corporation assumed an annual inflation rate of 3%.

•	Discount Rate. The estimated reclamation costs at the closing year were discounted back to January 1, 2003 to determine the initial asset retirement obligation. Further, the reclamation costs were discounted back to the year that the quarry was either initially mined or acquired to determine the initially recorded fixed asset. The discount rate should represent the Corporation’s credit-adjusted, risk-free rate of interest. This credit-adjusted, risk-free rate of interest for the Corporation ranged from 5.50% to 7.00%, depending on the term of the debt, for a period of ten to thirty years, respectively. The discount rate used in management’s estimate of reclamation cost was matched to the year a quarry was expected to close.

Using these estimates and assumptions, the cumulative effect of the change in accounting principle, fixed asset, accumulated depreciation and the asset retirement obligation were calculated for each of the Corporation’s locations that have an asset retirement obligation. At January 1, 2003, the following amounts were recorded in connection with the adoption of FAS 143:

Cumulative effect of change in accounting principle	$6.9 million
Deferred tax asset	$4.5 million
Net fixed asset	$6.2 million
Asset retirement obligation	$17.6 million

Subsequent to the adoption of FAS 143, the Corporation will recognize annual depreciation expense, currently estimated at approximately $0.6 million, related to the fixed assets. Further, the Corporation will recognize annual accretion expense, currently estimated at approximately $1.0 million, as the asset retirement obligation is accreted to its future value. The assumptions and estimates related to FAS 143 will be updated as facts and circumstances change. Any changes will affect annual depreciation and accretion expenses.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

RESULTS OF OPERATIONS   Consolidated net sales for the quarter were $283.1 million compared to 2002 first quarter net sales of $282.3 million. Consolidated operating loss for the quarter was $9.5 million as compared to $0.3 million in the first quarter 2002. Interest expense decreased 9% to $10.1 million for the first quarter 2003. Consolidated loss from continuing operations before the cumulative effect of a change in accounting principle for the quarter was $13.1 million, or $0.27 per diluted share, compared to $7.7 million, or $0.16 per diluted share, in the first quarter 2002.

In 2002 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment with the 2003 divestitures being uncertain as of December 31, 2002. As such, the Corporation had a continuing financial interest in this certain group of assets and the related market served by these operations during 2002 and through the 2003 date of disposal. For the first quarter 2003, the divestiture resulted in discontinued operations and therefore the results of all operations through the date of disposal and any gain or loss on disposals are included in “Loss from discontinued operations” on the consolidated statement of earnings. The results of discontinued operations during the quarter ended March 31, 2002 have been reclassified, as required, to conform to the 2003 presentation. The discontinued operations included net sales of $0.2 million and $7.7 million and a pretax loss of $1.5 million and $4.7 million for the quarter ended March 31 in 2003 and 2002, both respectively. The pretax loss included a loss on disposal of $0.4 million for the quarter ended March 31, 2003. No disposals occurred during the quarter ended March 31, 2002. The loss from discontinued operations was $0.9 million, or $0.02 per diluted share, and $2.8 million, or $0.06 per diluted share, during the first quarter of 2003 and 2002, respectively.

During the first quarter 2003, the Corporation recorded a $6.9 million, or $0.14 per diluted share, net charge as the cumulative effect of an accounting change related to the adoption of FAS 143. The first quarter of 2002 was restated to reflect the $11.5 million, or $0.23 per diluted share, charge recorded as the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The consolidated net loss for the first quarter was $20.9 million, or $0.43 per diluted share, in 2003 as compared to $22.1 million, or $0.45 per diluted share, in 2002.

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

Net sales for the Aggregates division were $263.2 million for the first quarter 2003 compared to $263.5 million for the first quarter 2002. Average sales price at heritage aggregates operations increased 3.3 percent, which was positively influenced by the mix of products sold. Price increases were offset by an approximately 6 percent decline in heritage aggregates shipments, most significantly in the Southwest and Southeast. Heritage aggregates production volume for the first quarter of 2003 declined over 5.3 million tons, or 13 percent, as compared to 2002, primarily due to the poor weather conditions coupled with inventory control. Cost of sales was negatively affected by a sharp escalation in energy costs. Diesel fuel, which is used primarily to operate trucks and loaders in quarry production, increased by 68% on an average per gallon basis as compared to the prior year quarter. Gross margin for the division was 7.6 percent in 2003 compared with 9.5 percent in the year-earlier period.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	March 31, 2003

Volume/Pricing Variance (1)	Volume	Pricing

Heritage Aggregates Operations (2)	(5.6%)	3.3%
Aggregates division (3)	(5.4%)	3.4%

	Three Months Ended
	March 31

Shipments (tons in thousands)	2003	2002

Heritage Aggregates Operations (2)	32,745	34,701
Acquisitions	1,260	—
Divestitures(4)	60	1,318

Aggregates Division (3)	34,065	36,019

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

Selling, general and administrative expenses as a percentage of net sales for the Aggregates division increased primarily due to increased benefits costs and higher costs related to the Corporation’s information systems. The Aggregates division’s loss from operations was $9.4 million in the first quarter of 2003 as compared to $1.7 million in the first quarter of 2002.

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
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

Magnesia Specialties’ first quarter net sales of $19.9 million increased 6% when compared to the year-earlier period. The loss from operations for the first quarter was $0.1 million for 2003 as compared to earnings from operations of $1.5 million in 2002, primarily as a result of higher energy costs related to natural gas.

The following tables present net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three months ended March 31, 2003 and 2002. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be. Earnings from operations include research and development expense and other operating income and expenses.

	Three Months Ended
	March 31

	2003		2002

		% of		% of
	Amount	Net Sales	Amount	Net Sales

	(Dollars in Thousands)
Net sales:
Aggregates	$263,211	100.0	$263,541	100.0
Magnesia Specialties	19,891	100.0	18,737	100.0

Total	$283,102	100.0	$282,278	100.0

Gross profit:
Aggregates	$20,016	7.6	$24,972	9.5
Magnesia Specialties	1,677	8.4	3,029	16.2

Total	$21,693	7.7	$28,001	9.9

Selling, general & administrative expenses:
Aggregates	$28,964	11.0	$26,656	10.1
Magnesia Specialties	1,756	8.8	1,527	8.2

Total	$30,720	10.9	$28,183	10.0

(Loss) earnings from operations:
Aggregates	$(9,358)	(3.6)	$(1,718)	(0.7)
Magnesia Specialties	(138)	(0.7)	1,452	7.7

Total	$(9,496)	(3.4)	$(266)	(0.1)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

Other nonoperating income and expenses, net, for the quarter ended March 31, was $0.6 million in income in 2003 compared with $0.2 million in income in 2002. In addition to other offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses related to certain amounts receivable, costs associated with the commercialization of certain new technologies and net equity earnings from nonconsolidated investments.

Interest expense was $10.1 million in the first quarter 2003, compared to $11.1 million in the first quarter of 2002, primarily due to lower average outstanding debt and the impact of interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES   Net cash flow provided by operating activities during the three months ended March 31, 2003 was $19.6 million compared with $19.4 million in the comparable period of 2002. The cash flow for both 2003 and 2002 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31

	2003	2002

Depreciation	$31.1	$31.0
Depletion	0.7	1.3
Amortization	1.6	1.6

	$33.4	$33.9

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2002 net cash provided by operating activities was $203.6 million, compared with $19.4 million provided by operations in the first quarter of 2002.

First quarter capital expenditures, exclusive of acquisitions, were $28.0 million in 2003 and $28.1 million in 2002. Comparable full-year capital expenditures were $152.7 million in 2002.

In 2003, the Corporation entered into new equipment operating leases with aggregate future commitments of $11.7 million. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

The Corporation declared a $0.03 per share increase in its regular quarterly dividend to $0.18 per share effective for the dividend payable on June 30, 2003. The increased dividend on an annual basis is $0.72 per share and is expected to require additional cash of $6 million on an annual basis at the current level of outstanding common shares.

The Corporation continues to rely upon internally generated funds and access to capital markets, including its revolving credit agreement and a cash management facility, to meet its liquidity requirements, finance its operations and fund its capital requirements.

With respect to the Corporation’s ability to access the public market, management’s authority to file a universal shelf registration statement with the Securities and Exchange Commission for up to $500 million expired by its own terms.

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2003.

The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “A-” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s and “P-2” by Moody’s. In July 2001, Standard and Poor’s revised its outlook for the Corporation to negative from stable while reaffirming its ratings. The outlook revision reflects Standard & Poor’s belief that the Corporation’s acquisition activity could make it more difficult to restore its credit ratios to certain levels. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

ACCOUNTING CHANGES   The accounting changes that currently impact the Corporation are included in Notes 8 and 9 to the Consolidated Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

OUTLOOK 2003   The outlook for 2003 remains uncertain. Management continues to focus on productivity improvements and overhead reductions, which are necessary to maximize profitability. However, the duration of the soft economy, with its impact particularly on infrastructure and commercial construction markets, coupled with the absorption of fixed costs as they affect operations, is the primary driver of uncertainty. The impact of budget deficits on states’ road spending and the volatility of energy prices also continues to be a significant concern. On a positive note, many of the Corporation’s major customers indicate strong work backlogs despite the soft economy. The customer’s backlogs are influenced by the accumulation of work deferred from as far back as October 2002 because of poor weather conditions in many of the Corporation’s market areas. The timing of these deferred shipments is subject to various events, including customer project schedules and weather. Further, higher-than-anticipated TEA-21 funding levels could have a positive influence on 2003 results in the second half of the year.

Given management’s current assessment of economic and operating factors, net earnings for full year 2003 are expected to fall in the range of $1.85 to $2.20 per diluted share, excluding the cumulative effect of adopting FAS 143. For the second quarter 2003, management expects net earnings to be in the range of $0.70 to $0.80 per diluted share. Management continues to believe that the downside risks outweigh the upside potential. Capital expenditures are expected to be approximately $140 million in 2003, exclusive of acquisitions.

The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Also, current levels of commercial and residential construction activity may be more negatively affected, if the general economic downturn continues or deteriorates.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

OTHER MATTERS   Investors are cautioned that all statements in this Quarterly Report on Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to business and economic conditions and trends in the markets the Corporation serves; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Corporation serves; unfavorable weather conditions; ability to recognize increased sales and quantifiable savings from internal expansion projects; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability; fuel costs; transportation costs; competition from new or existing competitors; successful development and implementation of the structural composite technological process and strategic products for specific market segments; unanticipated costs or other adverse effects associated with structural composite revenue levels, product pricing, and cost associated with manufacturing ramp-up; the financial strength of the structural composite customers and suppliers; business and economic conditions and trends in the trucking and composites industries in various geographic regions; possible disruption in commercial activities related to terrorist activity and armed conflict, such as reduced end-user purchases relative to expectations; and the timing and occurrence of events that may be subject to circumstances beyond the Company’s control. Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Corporation does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2003 and 2002
(Continued)

INVESTOR ACCESS TO COMPANY FILINGS   Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002, by writing to:

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

Telephone: (919) 783-4658 Email: investors@martinmarietta.com Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including overnight investments in Eurodollars; interest rate swaps; outstanding commercial paper obligations; and defined benefit pension plans.

Interest Rate Swaps. In May 2002, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008 to increase the percentage of its long-term debt that bears interest at a variable rate. The Swaps are fair value hedges designed to hedge against changes in the fair value of the Notes due to changes in LIBOR, the designated benchmark interest rate. The terms of the Swaps include the Corporation receiving a fixed annual interest rate of 5.875% and paying a variable annual interest rate based on six-month LIBOR plus an average of 0.235%.

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in fair values. At March 31, 2003, the fair market value of the Swaps is $9.8 million.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. The hypothetical change in interest rates of 1% would change annual interest expense by $1 million and also change the fair market value of the debt covered by the Swaps by approximately $6 million.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2003, there were outstanding commercial paper borrowings of $45 million. Due to the borrowings bearing interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical increase in interest rates of 1% on borrowings of $45 million would be an increase of $450,000 in interest expense on an annual basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

Pension Expense. The Corporation sponsors noncontributory defined benefit pension plans which cover substantially all employees. Therefore, the Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. The selection of the discount rate is based on the yields on high quality, fixed income investments. The selection of the expected long-term rate of return on assets is based on general market conditions and related returns on a portfolio of investments. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

Aggregate Interest Rate Risk. The pension expense for 2003 is calculated based on assumptions selected at December 31, 2002. Therefore, interest rate risk in 2003 is limited to the potential effect related to the interest rate swaps and outstanding commercial paper. Assuming outstanding commercial paper borrowings of $45 million and including the impact related to the Swaps, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1.45 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 5. Other Information.

On January 28, 2003, the Corporation announced that it will release its financial results for the fourth quarter and full year ended December 31, 2002 on January 30, 2003.

On January 30, 2003, the Corporation reported its financial results for the fourth quarter and full year ended December 31, 2002.

On January 30, 2003, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.15 per share of the Corporation’s common stock. The dividend, which represents a cash dividend of $0.60 per share on an annualized basis, was payable March 31, 2003, to shareholders of record at the close of business on February 28, 2003.

On February 25, 2003, the Corporation announced that its management will make a presentation to analyst and portfolio managers at The Wall Street Analyst Forum’s Institutional Investor Conference in New York on March 4, 2003.

On March 6, 2003, the Corporation announced that its management will make a presentation to analyst and portfolio managers at Salomon Smith Barney’s 16th Annual Global Industrial Manufacturing Conference in New York on March 11, 2003.

On March 26, 2003, the Corporation announced that the Board of Directors had declared a $0.03 per share increase in the regular quarterly cash dividend to $0.18 per share on the Corporation’s common stock. The dividend, which represents a cash dividend of $0.72 per share on annualized basis, is payable June 30, 2003, to shareholders of record at the close of business on June 3, 2003.

On April 16, 2003, the Corporation announced earnings guidance for the first quarter ended March 31, 2003.

On April 29, 2003, the Corporation reported financial results for the first quarter ended March 31, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

PART II — OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 2003 and 2002

99.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 15, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 15, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended March 31, 2003, the Corporation filed the following current reports on Form 8-K:

Date of Report	Description

January 30, 2003	The Corporation issued a press release reporting its financial results for the fourth quarter and full year ended December 31, 2002.

February 4, 2003	The Corporation announced that the 2003 earnings expectations provided in its press release dated January 30, 2003 excluded any potential impact of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date: May 15, 2003	By:	/s/ JANICE K. HENRY

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Stephen P. Zelnak, Jr.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Janice K. Henry

Janice K. Henry Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the quarter ended March 31, 2003

EXHIBIT INDEX

Exhibit No.	Document

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter Ended March 31, 2003 and 2002

99.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 15, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 15, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002