Form 10-Q
period 2003-06-30
MARTIN MARIETTA MATERIALS INC
filed 2003-08-14
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003

Common Stock, $0.01 par value	48,920,398

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,907	$—
Accounts receivable, net	296,525	232,884
Inventories, net	237,802	239,726
Current deferred income tax benefits	24,320	21,387
Other current assets	21,210	32,152

Total Current Assets	586,764	526,149

Property, plant and equipment	2,186,696	2,146,480
Allowances for depreciation and depletion	(1,128,159)	(1,078,904)

Net property, plant and equipment	1,058,537	1,067,576
Goodwill, net	579,094	577,449
Other intangibles, net	29,053	31,972
Other noncurrent assets	53,525	55,384

Total Assets	$2,306,973	$2,258,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Bank Overdraft	$—	$304
Accounts payable	74,893	73,186
Accrued salaries, benefits and payroll taxes	50,153	45,168
Accrued insurance and other taxes	37,261	32,511
Income taxes	1,779	2,307
Current maturities of long-term debt	9,439	11,389
Other current liabilities	33,940	32,962

Total Current Liabilities	207,465	197,827

Long-term debt and commercial paper	746,701	733,471
Pension, postretirement and postemployment benefits	100,274	101,796
Noncurrent deferred income taxes	115,102	108,496
Other noncurrent liabilities	51,408	33,930

Total Liabilities	1,220,950	1,175,520

Shareholders’ equity:
Common stock, par value $0.01 per share	489	488
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	447,528	447,153
Accumulated other comprensive loss	(7,365)	(7,365)
Retained earnings	645,371	642,734

Total Shareholders’ Equity	1,086,023	1,083,010

Total Liabilities and Shareholders’ Equity	$2,306,973	$2,258,530

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands, Except Per Share Amounts)
				(Restated)
Net Sales	$416,144	$413,796	$698,758	$695,392
Freight and delivery revenues	55,743	50,558	96,798	92,455

Total revenues	471,887	464,354	795,556	787,847

Cost of sales	315,010	304,716	575,621	557,848
Freight and delivery costs	55,743	50,558	96,798	92,455

Total cost of revenues	370,753	355,274	672,419	650,303

Gross Profit	101,134	109,080	123,137	137,544
Selling, general & administrative expenses	28,915	28,488	59,636	56,671
Research and development	112	136	170	220
Other operating (income) and expenses, net	1,949	(455)	2,359	(587)

Earnings from Operations	70,158	80,911	60,972	81,240
Interest expense	10,883	11,213	21,004	22,346
Other nonoperating (income) and expenses, net	766	8,520	229	8,438

Earnings from continuing operations before income tax benefit and cumulative effect of change in accounting principle	58,509	61,178	39,739	50,456
Income tax expense	18,709	18,351	12,856	15,202

Earnings from continuing operations before cumulative effect of change in accounting principle	39,800	42,827	26,883	35,254
Discontinued Operations:
(Loss) earnings on discontinued operations, net of related tax (benefit) expense of $(101), $12,650, $(827) and $10,485 respectively	(150)	10,535	(1,251)	7,559

Earnings before cumulative effect of change in accounting principle	39,650	53,362	25,632	42,813
Cumulative effect of change in accounting for asset retirement obligations, net of related taxes of $4,498	—	—	(6,874)	—
Cumulative effect of change in accounting for intangible assets	—	—	—	(11,510)

Net earnings	$39,650	$53,362	$18,758	$31,303

Net Earnings Per Common Share:
Basic from continuing operations before cumulative effect of change in accounting principle	$0.81	$0.88	$0.55	$0.72
Discontinued operations	—	0.22	(0.03)	0.16
Cumulative effect of change in accounting principle	—	—	(0.14)	(0.23)

	$0.81	$1.10	$0.38	$0.65

Diluted from continuing operations before cumulative effect of change in accounting principle	$0.81	$0.88	$0.55	$0.72
Discontinued operations	—	0.21	(0.03)	0.16
Cumulative effect of change in accounting principle	—	—	(0.14)	(0.23)

	$0.81	$1.09	$0.38	$0.65

Dividends Per Share	$0.18	$0.14	$0.33	$0.28

Average Number of Common Shares Outstanding:
Basic	48,905,591	48,700,333	48,898,334	48,627,885

Diluted	49,111,046	48,851,807	49,084,931	48,785,152

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in Thousands)
		(Restated)
Net earnings	$18,758	$31,303
Cumulative effect of change in accounting principle	6,874	11,510

Earnings before cumulative effect of change in accouning principle	25,632	42,813
Adjustments to reconcile earnings to cash provided by operating activities:
Depreciation, depletion and amortization	68,050	68,329
Other items, net	1,344	(22,400)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred income taxes	7,514	12,821
Accounts receivable, net	(63,030)	(65,638)
Inventories, net	197	(24,598)
Accounts payable	2,364	(360)
Other assets and liabilities, net	18,945	36,688

Net cash provided by operating activities	61,016	47,655

Investing activities:
Additions to property, plant and equipment	(56,650)	(67,853)
Acquisitions, net	(8,616)	(35,740)
Divestitures and other investing activities, net	6,196	68,526

Net cash used for investing activities	(59,070)	(35,067)

Financing activities:
Net principal borrowings on long-term debt	9,842	(501)
Proceeds from termination of interest rate swaps	12,581	—
Dividends paid	(16,121)	(13,632)
Loans payable	(1,222)	4,312
Issuance of common stock	185	610

Net cash provided by (used in) financing activities	5,265	(9,211)

Net increase in cash and cash equivalents	7,211	3,377
(Bank overdraft) cash and cash equivalents, beginning of period	(304)	1,379

Cash and cash equivalents, end of period	$6,907	$4,756

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,026	$24,831
Net income tax refunds	$2,338	$6,505
Noncash investing and financing activities:
Exchange of quarries	$—	$10,500
Value of common stock issued in connection with acquisitions	$—	$9,718
Debt assumed in connection with acquisitions	$—	$4,000
Notes receivable issued in connection with divestitures	$9,512	$—

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2003 are not indicative of the results to be expected for the full year.

In 2002 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment with the 2003 divestitures being uncertain as of December 31, 2002. As such, the Corporation had a continuing financial interest in this certain group of assets and the related market served by these operations during 2002 and through the 2003 date of disposal. In the first quarter 2003, the divestiture resulted in discontinued operations and therefore the results of all operations through the date of disposal and any gain or loss on disposals are included in “(Loss) earnings from discontinued operations” on the consolidated statements of earnings. The results of discontinued operations during the quarter and six months ended June 30, 2002 have been reclassified, as required, to conform to the 2003 presentation. For the quarter ended June 30, the discontinued operations included net sales of $0.4 million and $11.0 million in 2003 and 2002, respectively, and a pretax loss of $0.3 million in 2003 and a pretax gain of $23.2 million in 2002. The pretax loss for the quarter ended June 30, 2003 included a gain on disposal of $0.3 million. The pretax gain for the quarter ended June 30, 2002 included gains on disposals of $21.6 million.

For the six months ended June 30, the discontinued operations included net sales of $1.1 million and $19.4 million in 2003 and 2002, respectively, and a pretax loss of $2.1 million in 2003 and a pretax gain of $18.0 million in 2002. The pretax gain for the six months ended June 30, 2002 included a gain on disposal of $21.6 million.

During the six months ended June 30, 2003, the Corporation decreased its accrual for incurred but not reported claims related to its self-insurance health benefits provided to its employees. The change in estimate was based on the Corporation’s recent claims experience and increased net earnings for the six months by $1.3 million, or $0.03 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.	Basis of Presentation (continued)

The financial statements for the six months ended June 30, 2002 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). An impairment charge of $11.5 million, or $0.23 per diluted share, was recorded during the fourth quarter of 2002, retroactive to January 1, 2002, as the cumulative effect of adopting FAS 142.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no impact on previously reported net earnings or financial position.

2.	Inventories

	June 30,	December 31,
	2003	2002

	(Dollars in Thousands)
Finished products	$211,226	$212,694
Product in process and raw materials	9,257	8,967
Supplies and expendable parts	22,354	23,724

	242,837	245,385
Less allowances	(5,035)	(5,659)

Total	$237,802	$239,726

3.	Goodwill

The following shows changes in net goodwill (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Balance at beginning of period	$580,081	$577,449
Acquisitions	—	5,232
Adjustments to purchase price allocations	(487)	(487)
Amounts allocated to divestitures	(500)	(3,100)

Balance at end of period	$579,094	$579,094

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Long-Term Debt

	June 30,	December 31,
	2003	2002

	(Dollars in Thousands)
6.875% Notes, due 2011	$249,761	$249,750
5.875% Notes, due 2008	211,783	209,143
6.9% Notes, due 2007	124,973	124,971
7% Debentures, due 2025	124,258	124,251
Commercial paper and line of credit, interest rates ranging from 1.20% to 1.94%	34,491	25,713
Acquisition notes, interest rates ranging from 2.11% to 9.00%	9,914	10,849
Other notes	960	183

	756,140	744,860
Less current maturities	(9,439)	(11,389)

Total	$746,701	$733,471

No borrowings were outstanding under the Corporation’s revolving credit agreement at June 30, 2003. However, this agreement supports commercial paper borrowings of $30 million outstanding at June 30, 2003, which has been classified as long-term debt in the Corporation’s consolidated balance sheet based on management’s ability to maintain this debt outstanding for at least one year. At July 31, 2003, $10 million of commercial paper borrowings was outstanding. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 and 21 of this Form 10-Q.

In May 2003, the Corporation terminated its interest rate swap agreements (the “Swaps”) and received a cash payment of $12.6 million, which represented the fair value of the Swaps on the date of termination. The Corporation also received accrued interest of $2.1 million, which represented the difference in the interest rate between the fixed interest received and the variable interest paid from the previous interest payment date to the termination date. In accordance with generally accepted accounting principles, the carrying amount of the related Notes on the date of termination, which includes adjustments for changes in the fair value of the debt while the Swaps were in effect, will be accreted back to its par value over the remaining life of the Notes. The accretion will decrease annual interest expense by approximately $2 million until the maturity of the Notes in 2008.

The Corporation, through its Magnesia Specialties division, is a 50% member of a limited liability company. Each of the two members of the limited liability company has guaranteed 50% of its debt, each up to a maximum of $7.5 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the six months ended June 30 was 32.4% in 2003 and 30.1% in 2002. The Corporation’s effective tax rate includes the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings and earnings from nonconsolidated investments.

The effective income tax rate for discontinued operations for the six months ended June 30, 2003 and 2002 was 39.8% and 58.1%, respectively. The 2002 rate includes the permanent differences associated with the write off of nondeductible goodwill related to certain divestitures.

6.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

The collective bargaining agreement at the Corporation’s Manistee, Michigan facility, which was scheduled to expire in August 2003, has been extended while negotiations for a long-term contract continue. Although management currently believes that a work stoppage is unlikely, there is no assurance that a successor agreement will be reached, and management can give no assurance that a work stoppage will not have a material adverse effect on the magnesia-based product segment’s interim or annual financial position or results of operations. The Corporation considers its relations with its employees to be good.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

				(Restated)
Net earnings, as reported	$39,650	$53,362	$18,758	$31,303
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	335	357	632	124
Deduct: Total stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,223)	(1,868)	(2,408)	(3,146)

Pro forma net earnings	$38,762	$51,851	$16,982	$28,281

Earnings per share:
Basic-as reported	$0.81	$1.10	$0.38	$0.65

Basic-pro forma	$0.79	$1.06	$0.35	$0.58

Diluted-as reported	$0.81	$1.09	$0.38	$0.65

Diluted-pro forma	$0.79	$1.06	$0.35	$0.58

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
FORM 10-Q
For the Quarter Ended June 30, 2003

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

The estimated future reclamation obligations have been discounted to their present value and are being accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are being depreciated over the period until reclamation activities are expected to occur. The accretion and depreciation expenses are included in other operating income and expenses on the consolidated statements of earnings.

The cumulative effect of adopting FAS 143 was a charge of $6.9 million, or $0.14 per diluted share, which is net of a $4.5 million income tax benefit.

The following shows the changes in the asset retirement obligation from January 1, 2003 to June 30, 2003 (amounts in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Balance at beginning of period	$18,372	$18,122
Accretion expense	268	518
Liabilities incurred	103	103
Liabilities settled	(186)	(186)

Balance at end of period	$18,557	$18,557

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

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

The following pro forma information presents the results of operations, excluding the cumulative effect of the accounting change for FAS 143, and the asset retirement obligation as if FAS 143 had been adopted on January 1, 2002 (amounts in thousands, except per share amounts):

	Quarter Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Earnings from continuing operations before cumulative effect of change in accounting principle	$42,537	$34,675
Net earnings	$53,072	$30,724
Earnings per diluted share from continuing operations before cumulative effect of change in accounting principle	$0.87	$0.71
Net earnings per diluted share	$1.09	$0.63

Asset Retirement Obligation

Balance at January 1, 2002	$17,096
Balance at December 31, 2002	$18,122

9.	Accounting Changes

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Obligations Associated with Disposal Activities (“FAS 146”). FAS 146 requires that a liability for a disposal obligation be recognized and measured at its fair value when it is incurred, including severance pay and other obligations. FAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of FAS 146 had no impact on the Corporation’s net earnings or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also enhances the disclosures of certain types of guarantees. The recognition provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 was not material to the Corporation’s net earnings or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interests entities (“VIEs”), including joint ventures, limited liability corporations and equity investments. A VIE is an entity in which the equity investors do not have a controlling interest or has insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties. Under FIN 46, consolidation of a VIE is required by the investor with the majority of the variable interests in the entity. FIN 46 is effective immediately for variable interests in VIEs created after January 31, 2003 and July 1, 2003 for variable interests in VIEs acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to be material to the Corporation’s financial position or results of operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Second Quarter and Six Months Ended June 30, 2003 and 2002

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s net sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates-related products from a network of approximately 360 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

Pension Expense-Selection of Assumptions. The discount rate assumption selected at December 31, 2002 for the Corporation’s defined benefit pension plans was 6.75%. This assumption, combined with certain other assumptions and actual results for 2002, resulted in the Corporation recording a minimum pension liability of $12.2 million, which required a direct charge to shareholders’ equity at December 31, 2002 of $7.4 million, net of taxes. Pension expense for 2003, which is determined using the same assumptions, is estimated to be approximately $15.1 million for the year, representing an increase of $4.5 million over 2002 pension expense. In 2003, the average yield on high quality bonds, which is the basis of the discount rate assumption, has decreased approximately 50 basis points. If the discount rate selected at December 31, 2003 is 6.25%, and assuming an actual return on assets for the year of 8%, the Corporation expects the minimum pension liability to increase by approximately $12 million at December 31, 2003. This would require a net after-tax charge to shareholders’ equity of approximately $7 million for 2003. Any difference in the actual return on assets for the year as compared to 8% will impact the minimum pension liability, with a higher return resulting in a lower liability and vice versa. The discount rate at December 31, 2003 and the actual return on pension assets for the year then ended will be factors in determining 2004 pension expense.

Asset Retirement Obligations – Selection of Assumptions and Estimates. Effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). This pronouncement requires recognition of a liability that represents an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. A corresponding amount is capitalized as part of the fixed asset. FAS 143 is limited to obligations that are legally enforceable, whether due to law or statute, an oral or written contract, or under the doctrine of promissory estoppel. The Corporation, through its Aggregates segment, incurs reclamation obligations at most of its quarries.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

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

Using these estimates and assumptions, the cumulative effect of the change in accounting principle, fixed asset, accumulated depreciation and the asset retirement obligation were calculated for each of the Corporation’s locations that have an asset retirement obligation. At January 1, 2003, the following amounts were recorded in connection with the adoption of FAS 143:

Cumulative effect of change in accounting principle	$6.9	million
Net deferred tax asset	$4.5	million
Net fixed asset	$6.2	million
Asset retirement obligation	$17.6	million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

Subsequent to the adoption of FAS 143, the Corporation will recognize annual depreciation expense, currently estimated at approximately $0.8 million, related to the fixed assets. Further, the Corporation will recognize annual accretion expense, currently estimated at approximately $1.0 million, as the asset retirement obligation is accreted to its future value. The assumptions and estimates related to FAS 143 will be updated as facts and circumstances change. Any changes will affect annual depreciation and accretion expenses.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $416.1 million compared to 2002 second quarter net sales of $413.8 million. Consolidated earnings from operations for the quarter were $70.2 million as compared to the record level of $80.9 million in the second quarter 2002. Earnings for the quarter were significantly affected by the extremely poor weather and operating conditions in addition to lower demand based on the weak construction-related economy. These conditions also resulted in decreased production volume which negatively affected earnings due to the underabsorption of fixed costs. Interest expense decreased 3% to $10.9 million for the second quarter 2003. Other nonoperating income and expenses, net, were an expense of $0.8 million compared to $8.5 million in the prior year. Consolidated after-tax earnings from continuing operations for the quarter were $39.8 million, or $0.81 per diluted share, compared to $42.8 million, or $0.88 per diluted share, in the second quarter 2002.

In 2002 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment with the 2003 divestitures being uncertain as of December 31, 2002. As such, the Corporation had a continuing financial interest in this certain group of assets and the related market served by these operations during 2002 and through the 2003 date of disposal. In the first quarter 2003, the divestiture resulted in discontinued operations and therefore the results of all operations through the date of disposal and any gain or loss on disposals are included in “(Loss) Earnings from discontinued operations” on the consolidated statements of earnings. The results of discontinued operations during the quarter and six months ended June 30, 2002 have been reclassified, as required, to conform to the 2003 presentation. For the quarter ended June 30, the discontinued operations included net sales of $0.4 million and $11.0 million in 2003 and 2002, respectively, and a pretax loss of $0.3 million in 2003 and a pretax gain of $23.2 million in 2002. The pretax loss for the quarter ended June 30, 2003 included a gain on disposal of $0.3 million. The pretax gain for the quarter ended June 30, 2002 included gains on disposals of $21.6 million.

Net earnings for the quarter ended June 30 were $39.7 million, or $0.81 per diluted share, in 2003 and $53.4 million, or $1.09 per diluted share, in 2002.

Consolidated net sales for the first six months of 2003 were $698.8 million compared to $695.4 million for the year-earlier period. On a year-to-date basis, consolidated earnings from operations were $61.0 million in 2003 compared with $81.2 million in 2002. Other nonoperating income and expenses, net, were expenses of $0.2 million in 2003 and $8.4 million in 2002. Interest expense decreased 6% in 2003 as compared to the prior year. Consolidated earnings from continuing operations for the six months ended June 30 were $26.9 million, or $0.55 per diluted share, in 2003 compared to $35.3 million, or $0.72 per diluted share, in 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

For the six months ended June 30, the discontinued operations included net sales of $1.1 million and $19.4 million in 2003 and 2002, respectively, and a pretax loss of $2.1 million in 2003 and a pretax gain of $18.0 million in 2002. The pretax gain for the six months ended June 30, 2002 included a gain on disposal of $21.6 million.

During the first quarter 2003, the Corporation recorded a $6.9 million, or $0.14 per diluted share, net charge as the cumulative effect of an accounting change related to the adoption of FAS 143. The first six months of 2002 were restated to reflect the $11.5 million, or $0.23 per diluted share, charge recorded as the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Consolidated net earnings for the first six months were $18.8 million, or $0.38 per diluted share, in 2003 as compared to $31.3 million, or $0.65 per diluted share, in 2002.

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

Net sales for the Aggregates division were $394.1 million for the second quarter of both 2003 and 2002. Average sales price at heritage aggregates operations increased 1.0 percent which was offset by a 1.9 percent decline in heritage aggregates shipments, most significantly in North Carolina and the Southwest due to the poor weather conditions and the weak economy. Pricing was negatively affected by product mix weighted to lower-value products. Gross margin for the division was 24.6 percent in 2003 compared with 26.9 percent in the year-earlier period, principally due to the underabsorption of fixed costs.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

	Volume	Pricing	Volume	Pricing

Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	(1.9%)	1.0%	(3.3%)	1.9%
Aggregates Division (3)	(3.7%)	1.5%	(4.4%)	2.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Shipments (tons in thousands)
Heritage Aggregates Operations (2)	50,301	51,266	82,973	85,812
Acquisitions	1,400	507	2,660	507
Divestitures (4)	77	2,008	210	3,481

Aggregates Division (3)	51,778	53,781	85,843	89,800

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

Selling, general and administrative expenses as a percentage of net sales for the Aggregates division remained relatively constant. The Aggregates division’s earnings from operations were $67.9 million in the second quarter of 2003 as compared to $79.4 million in the second quarter of 2002.

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

Magnesia Specialties’ second quarter net sales of $22.0 million increased 12% when compared to the year-earlier period as the division generated increased sales from water treatment products, a new product line for the pulp and paper industry and strong lime shipments. The earnings from operations for the second quarter were $2.3 million for 2003 as compared to $1.5 million in 2002, despite high natural gas prices. For the six months ended June 30, net sales were $41.9 million and $38.4 million in 2003 and 2002, respectively. Earnings from operations for the first six months were $2.1 million in 2003 and $2.9 million in 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

The following tables present net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three months and six months ended June 30, 2003 and 2002. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

Earnings from operations include research and development expense and other operating income and expenses. Research and development expense for the Corporation was $112,000 and $136,000 for the quarter ended June 30, 2003 and 2002, respectively. Other operating income and expenses, net, for the Corporation, was an expense of $1,949,000 and income of $455,000 for the quarter ended June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003 and 2002, research and development expense for the Corporation was $170,000 and $220,000, respectively. Other operating income and expenses, net, for the Corporation, was an expense of $2,359,000 and income of $587,000 for the six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended
	June 30

	2003		2002

		% of		% of
	Amount	Net Sales	Amount	Net Sales

		(Dollars in Thousands)
Net sales:
Aggregates	$394,102	100.0	$394,109	100.0
Magnesia Specialties	22,042	100.0	19,687	100.0

Total	$416,144	100.0	$413,796	100.0

Gross profit:
Aggregates	$96,996	24.6	$105,983	26.9
Magnesia Specialties	4,138	18.8	3,097	15.7

Total	$101,134	24.3	$109,080	26.4

Selling, general & administrative expenses:
Aggregates	$27,146	6.9	$26,926	6.8
Magnesia Specialties	1,769	8.0	1,562	7.9

Total	$28,915	6.9	$28,488	6.9

Earnings from operations:
Aggregates	$67,875	17.2	$79,434	20.2
Magnesia Specialties	2,283	10.4	1,477	7.5

Total	$70,158	16.9	$80,911	19.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

	Six Months Ended
	June 30,

	2003		2002

		% of		% of
	Amount	Net Sales	Amount	Net Sales

	(Dollars in Thousands)
Net sales:
Aggregates	$656,825	100.0	$656,968	100.0
Magnesia Specialties	41,933	100.0	38,424	100.0

Total	$698,758	100.0	$695,392	100.0

Gross profit:
Aggregates	$117,322	17.9	$131,418	20.0
Magnesia Specialties	5,815	13.9	6,126	15.9

Total	$123,137	17.6	$137,544	19.8

Selling, general & administrative expenses:
Aggregates	$56,111	8.5	$53,583	8.2
Magnesia Specialties	3,525	8.4	3,088	8.0

Total	$59,636	8.5	$56,671	8.1

Earnings from operations:
Aggregates	$58,827	9.0	$78,314	11.9
Magnesia Specialties	2,145	5.1	2,926	7.6

Total	$60,972	8.7	$81,240	11.7

Interest expense was $10.9 million in the second quarter 2003, compared to $11.2 million in the second quarter of 2002, primarily due to lower average outstanding debt and the impact of interest rate swaps.

Other nonoperating income and expenses, net, for the quarter ended June 30, was $0.8 million in expense in 2003 compared with $8.5 million in expense in 2002. In addition to other offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses related to certain amounts receivable, costs associated with the commercialization of certain new technologies and net equity earnings from nonconsolidated investments. In the prior year quarter, the amount included $6.6 million of expenses related to legal settlements and to reserve an investment related to certain microwave technologies. During the six months ended June 30, the Corporation wrote off net customer bad debts of approximately $1.0 million and $1.1 million in 2003 and 2002, respectively. In 2003 the net write offs were generally applied against the allowance for doubtful accounts while net write offs in 2002 were charged to expense. At June 30, 2003, management considers the allowance for doubtful accounts to be adequate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

The collective bargaining agreement at the Corporation’s Manistee, Michigan facility, which was scheduled to expire in August 2003, has been extended while negotiations for a long-term contract continue. Although management currently believes that a work stoppage is unlikely, there is no assurance that a successor agreement will be reached, and management can give no assurance that a work stoppage will not have a material adverse effect on the magnesia-based product segment’s interim or annual financial position or results of operations. The Corporation considers its relations with its employees to be good.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the six months ended June 30, 2003 was $61.0 million compared with $47.7 million in the comparable period of 2002. The cash flow for both 2003 and 2002 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Depreciation	31.5	$31.2	$62.5	$62.3
Depletion	1.7	1.6	2.4	2.8
Amortization	1.4	1.6	3.1	3.2

	$34.6	$34.4	$68.0	$68.3

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2002 net cash provided by operating activities was $203.6 million, compared with $47.7 million provided by operations in the first six months of 2002.

Capital expenditures, exclusive of acquisitions, for the first six months were $56.7 million in 2003 and $67.9 million in 2002. Comparable full-year capital expenditures were $152.7 million in 2002.

In May 2003, the Corporation terminated its interest rate swap agreements (the “Swaps”) and received a cash payment of $12.6 million, which represented the fair value of the Swaps on the date of termination. The Corporation also received accrued interest of $2.1 million, which represented the difference in the interest rate between the fixed interest received and the variable interest paid from the previous interest payment date to the termination date. In accordance with generally accepted accounting principles, the carrying amount of the related Notes on the date of termination, which includes adjustments for changes in the fair value of the debt while the Swaps were in effect, will be accreted back to its par value over the remaining life of the Notes. The accretion will decrease annual interest expense by approximately $2 million until the maturity of the Notes in 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

The Corporation declared a $0.03 per share increase in its regular quarterly dividend to $0.18 per share effective for the dividend paid on June 30, 2003. The increased dividend on an annual basis is $0.72 per share and is expected to require additional cash of $6 million on an annual basis at the current level of outstanding common shares.

The Corporation continues to rely upon internally generated funds and access to capital markets, including its revolving credit agreement, a cash management facility and a leasing line of credit to meet its liquidity requirements, finance its operations and fund its capital requirements.

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, fund pension contributions and allow for payment of dividends in 2003.

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

Contractual Obligations

In 2003, the Corporation entered into new equipment operating leases with aggregate future commitments of $16.2 million. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

The Corporation intends to make a $17.2 million contribution to the pension plan during the third quarter. Total pension plan contributions during 2003 are expected to be approximately $21 million.

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Notes 8 and 9 to the Consolidated Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

OUTLOOK 2003 The outlook for 2003 continues to be somewhat uncertain. However, given current backlogs indicated by major customers, reasonable weather conditions, and no further weakening of the economy, management expects to see positive operating results in the second half of the year as compared to the prior year. Given these factors, management expects net earnings in the third quarter to range from $0.80 to $0.92 per diluted share. For the full year 2003, management expects earnings per diluted share to range from $1.85 to $2.15, excluding the cumulative effect of adopting FAS 143. Capital expenditures are expected to be approximately $120 million in 2003, exclusive of acquisitions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
(Continued)

OTHER MATTERS  If you are interested in Martin Marietta Materials, Inc. stock, management recommends that, at a minimum, you read the Corporation’s current annual report and 10-K, 10-Q and 8-K reports to the SEC over the past year. The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Corporation’s Web site at www.martinmarietta.com and are also available at the SEC’s Web site at www.sec.gov. You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.

Investors are cautioned that all statements in this Quarterly Report that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Forward-looking statements give the investor our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning in connection with future events or future operating or financial performance. Any or all of our forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, business and economic conditions and trends in the markets the Corporation serves; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Corporation serves; unfavorable weather conditions; ability to recognize increased sales and quantifiable savings from internal expansion projects; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability; fuel costs; transportation costs; competition from new or existing competitors; successful development and implementation of the structural composite technological process and strategic products for specific market segments; unanticipated costs or other adverse effects associated with structural composite revenue levels, products pricing, and cost associated with manufacturing ramp-up; the financial strength of the structural composite customers and suppliers; business and economic conditions and trends in the trucking and composites industries in various geographic regions; possible disruption in commercial activities related to terrorist activity and armed conflict, such as reduced end-user purchases relative to expectations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2003 and 2002
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
For the Quarter Ended June 30, 2003

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including overnight investments in Eurodollars; outstanding commercial paper obligations; and defined benefit pension plans. During the quarter ended June 30, 2003, the Corporation terminated its interest rate swap agreements which decreased its exposure to interest rate risk.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At June 30, 2003, there were outstanding commercial paper borrowings of $30 million. Due to the borrowings bearing interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical increase in interest rates of 1% on borrowings of $30 million would be an increase of $0.3 million in interest expense on an annual basis.

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

Aggregate Interest Rate Risk. The pension expense for 2003 is calculated based on assumptions selected at December 31, 2002. Therefore, interest rate risk in 2003 is limited to the potential effect related to outstanding commercial paper. Assuming outstanding commercial paper borrowings of $30 million, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $0.3 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 29, 2003, the shareholders of Martin Marietta Materials, Inc.:

(a)	Elected William E. McDonald, Frank H. Menaker, Jr., and Richard A. Vinroot to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2006. The following table sets forth the votes for each director.

	Votes Cast For	Withheld

William E. McDonald	25,120,410	20,721,848
Frank H. Menaker, Jr.	25,122,723	20,719,535
Richard A. Vinroot	25,123,353	20,718,905

Item 5. Other Information.

On April 16, 2003, the Corporation announced earnings guidance for the first quarter ended March 31, 2003.

On April 29, 2003, the Corporation reported financial results for the first quarter ended March 31, 2003.

On May 19, 2003, the Corporation announced that management will make a presentation to analysts and portfolio managers at BB&T Capital Markets Equity Research Conference at The Lansdowne Resort in Leesburg, Virginia, on Tuesday, May 20, 2003.

On June 2, 2003, the Corporation announced the election of Anne H. Lloyd as Vice President, Controller and Chief Accounting Officer.

On July 23, 2003, the Corporation announced that it will release its financial results for the second quarter and six months ended June 30, 2003 on July 30, 2003.

On July 30, 2003, the Corporation reported its financial results for the second quarter and six months ended June 30, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

PART II-OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Document

10.01	Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan*

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Six Months ended June 30, 2003 and 2002

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, the Corporation filed the following current reports on Form 8-K:

Date of Report	Description

April 16, 2003	The Corporation issued a press release announcing earnings guidance for the first quarter ended March 31, 2003.

April 29, 2003	The Corporation issued a press release announcing financial results for the first quarter ended March 31, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date:	August 14, 2003	By:	/s/ JANICE K. HENRY Janice K. Henry Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the quarter ended June 30, 2003

EXHIBIT INDEX

Exhibit No.	Document

10.01	Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan*

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter and Six Months Ended June 30, 2003 and 2002

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 14, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q