Form 10-Q
period 2003-09-30
MARTIN MARIETTA MATERIALS INC
filed 2003-11-13
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003

Common Stock, $0.01 par value	48,930,179

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,574	$—
Accounts receivable, net	312,843	232,884
Inventories, net	212,681	239,726
Current deferred income tax benefits	23,800	21,387
Other current assets	9,474	32,152

Total Current Assets	612,372	526,149

Property, plant and equipment	2,190,708	2,146,480
Allowances for depreciation and depletion	(1,144,374)	(1,078,904)

Net property, plant and equipment	1,046,334	1,067,576
Goodwill, net	577,491	577,449
Other intangibles, net	29,931	31,972
Other noncurrent assets	65,054	55,384

Total Assets	$2,331,182	$2,258,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Bank Overdraft	$—	$304
Accounts payable	82,702	73,186
Accrued salaries, benefits and payroll taxes	34,152	45,168
Accrued insurance and other taxes	42,936	32,511
Income taxes	5,660	2,307
Current maturities of long-term debt	1,249	11,389
Other current liabilities	40,288	32,962

Total Current Liabilities	206,987	197,827

Long-term debt and commercial paper	719,759	733,471
Pension, postretirement and postemployment benefits	102,950	101,796
Noncurrent deferred income taxes	119,278	108,496
Other noncurrent liabilities	59,254	33,930

Total Liabilities	1,208,228	1,175,520

Shareholders’ equity:
Common stock, par value $0.01 per share	489	488
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	447,734	447,153
Accumulated other comprehensive loss	(7,365)	(7,365)
Retained earnings	682,096	642,734

Total Shareholders’ Equity	1,122,954	1,083,010

Total Liabilities and Shareholders’ Equity	$2,331,182	$2,258,530

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Dollars in Thousands, Except Per Share Amounts)
				(Restated)

Net Sales	$450,091	$417,775	$1,136,698	$1,100,236
Freight and delivery revenues	61,768	55,269	158,566	147,724

Total revenues	511,859	473,044	1,295,264	1,247,960

Cost of sales	345,953	320,452	910,740	866,960
Freight and delivery costs	61,768	55,269	158,566	147,724

Total cost of revenues	407,721	375,721	1,069,306	1,014,684

Gross Profit	104,138	97,323	225,958	233,276
Selling, general & administrative expenses	29,595	28,833	88,601	85,205
Research and development	245	12	415	232
Other operating (income) and expenses, net	(424)	(65)	1,936	(620)

Earnings from Operations	74,722	68,543	135,006	148,459
Interest expense	10,905	11,179	31,909	33,525
Other nonoperating (income) and expenses, net	(1,454)	558	(1,192)	8,969

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	65,271	56,806	104,289	105,965
Income tax expense	19,731	17,995	32,308	32,636

Earnings from continuing operations before cumulative effect of change in accounting principle	45,540	38,811	71,981	73,329
Discontinued Operations:
(Loss) earnings on discontinued operations, net of related tax (benefit) expense of $(32), $331, $(580) and $11,377 respectively	(20)	114	(829)	8,409

Earnings before cumulative effect of change in accounting principle	45,520	38,925	71,152	81,738
Cumulative effect of change in accounting for asset retirement obligations, net of related taxes of $4,498	—	—	(6,874)	—
Cumulative effect of change in accounting for intangible assets	—	—	—	(11,510)

Net earnings	$45,520	$38,925	$64,278	$70,228

Net Earnings Per Common Share:
Basic from continuing operations before cumulative effect of change in accounting principle	$0.93	$0.80	$1.47	$1.51
Discontinued operations	—	—	(0.02)	0.17
Cumulative effect of change in accounting principle	—	—	(0.14)	(0.23)

	$0.93	$0.80	$1.31	$1.45

Diluted from continuing operations before cumulative effect of change in accounting principle	$0.93	$0.80	$1.47	$1.50
Discontinued operations	—	—	(0.02)	0.17
Cumulative effect of change in accounting principle	—	—	(0.14)	(0.23)

	$0.93	$0.80	$1.31	$1.44

Dividends Per Share	$0.18	$0.15	$0.51	$0.43

Average Number of Common Shares Outstanding:
Basic	48,922,858	48,820,079	48,906,598	48,692,654

Diluted	49,189,728	48,955,259	49,119,952	48,842,559

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)
		(Restated)

Net earnings	$64,278	$70,228
Cumulative effect of change in accounting principle	6,874	11,510

Earnings before cumulative effect of change in accounting principle	71,152	81,738
Adjustments to reconcile earnings to cash provided by operating activities:
Depreciation, depletion and amortization	103,814	102,975
Other items, net	23	(22,584)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred income taxes	12,210	18,449
Accounts receivable, net	(78,326)	(64,730)
Inventories, net	21,938	(14,096)
Accounts payable	10,172	986
Other assets and liabilities, net	30,424	29,590

Net cash provided by operating activities	171,407	132,328

Investing activities:
Additions to property, plant and equipment	(82,434)	(109,273)
Acquisitions, net	(8,523)	(48,625)
Divestitures and other investing activities, net	14,920	86,735

Net cash used for investing activities	(76,037)	(71,163)

Financing activities:
Net principal repayments of long-term debt	(23,830)	(38,586)
Proceeds from termination of interest rate swaps	12,581	—
Dividends paid	(24,916)	(20,955)
Loans payable	(5,713)	2,399
Issuance of common stock	386	675

Net cash used in financing activities	(41,492)	(56,467)

Net increase in cash and cash equivalents	53,878	4,698
(Bank overdraft) cash and cash equivalents, beginning of period	(304)	1,379

Cash and cash equivalents, end of period	$53,574	$6,077

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,844	$29,788
Net income tax (refunds) payments	$(682)	$21,989
Noncash investing and financing activities:
Exchange of quarries	$—	$10,500
Value of common stock issued in connection with acquisitions	$—	$9,718
Debt assumed in connection with acquisitions	$—	$7,500
Notes receivable issued in connection with divestitures	$10,397	$—

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2003 are not indicative of the results to be expected for the full year.

In 2002 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment with the 2003 divestitures being uncertain as of December 31, 2002. As such, the Corporation had a continuing financial interest in this certain group of assets and the related market served by these operations during 2002 and through the 2003 date of disposal. In the first quarter 2003, the divestiture resulted in discontinued operations. The results of operations for this and other divestitures through the dates of disposal and any gains or losses on disposals are included in “(Loss) earnings from discontinued operations” on the consolidated statements of earnings.

The results of discontinued operations during the quarter and nine months ended September 30, 2002 have been reclassified, as required, to conform to the 2003 presentation. For the quarter ended September 30, the discontinued operations included net sales of $4.4 million and $11.4 million in 2003 and 2002, respectively, and a pretax loss of $0.1 million in 2003 and a pretax gain of $0.4 million in 2002. The pretax loss for the quarter ended September 30, 2003 included net losses on disposal of $0.7 million. The pretax gain for the quarter ended September 30, 2002 included a gain on disposal of $0.4 million. For the nine months ended September 30, the discontinued operations included net sales of $17.7 million and $43.7 million in 2003 and 2002, respectively, and a pretax loss of $1.4 million in 2003 and a pretax gain of $19.8 million in 2002. For the nine months ended September 30, the discontinued operations had a net loss on disposal of $0.8 million in 2003 and a net gain on disposal of $22.4 million in 2002.

During the nine months ended September 30, 2003, the Corporation decreased its accrual for incurred but not reported claims related to its self-insurance health benefits provided to its employees. The change in estimate was based on the Corporation’s recent claims experience and increased net earnings for the nine months by $1.3 million, or $0.03 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.	Basis of Presentation (continued)

The financial statements for the nine months ended September 30, 2002 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). An impairment charge of $11.5 million, or $0.23 per diluted share, was recorded during the fourth quarter of 2002, retroactive to January 1, 2002, as the cumulative effect of adopting FAS 142.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no impact on previously reported net earnings or financial position.

2.	Inventories

	September 30,	December 31,
	2003	2002

	(Dollars in Thousands)
Finished products	$185,896	$212,694
Product in process and raw materials	10,591	8,967
Supplies and expendable parts	22,548	23,724

	219,035	245,385
Less allowances	(6,354)	(5,659)

Total	$212,681	$239,726

3.	Goodwill

The following shows changes in net goodwill (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Balance at beginning of period	$579,094	$577,449
Acquisitions	—	5,232
Adjustments to purchase price allocations	(93)	(580)
Amounts allocated to divestitures	(1,510)	(4,610)

Balance at end of period	$577,491	$577,491

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Long-Term Debt

	September 30,	December 31,
	2003	2002

	(Dollars in Thousands)
6.875% Notes, due 2011	$249,767	$249,750
5.875% Notes, due 2008	214,804	209,143
6.9% Notes, due 2007	124,975	124,971
7% Debentures, due 2025	124,261	124,251
Commercial paper and line of credit, interest rates ranging from 1.50% to 1.94%	—	25,713
Acquisition notes, interest rates ranging from 2.11% to 9.00%	6,242	10,849
Other notes	959	183

	721,008	744,860
Less current maturities	(1,249)	(11,389)

Total	$719,759	$733,471

No borrowings were outstanding under the Corporation’s revolving credit agreement or commercial paper program at September 30, 2003. See the “Liquidity and Capital Resources” discussion contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 through 23 of this Form 10-Q.

In May 2003, the Corporation terminated the interest rate swap agreements that it had entered into in May 2002 and received a cash payment of $12.6 million, which represented the fair value of the swaps on the date of termination. The Corporation also received accrued interest of $2.1 million, which represented the difference in the interest rate between the fixed interest received and the variable interest paid from the previous interest payment date to the termination date. In accordance with generally accepted accounting principles, the carrying amount of the related Notes on the date of termination, which includes adjustments for changes in the fair value of the debt while the swaps were in effect, will be accreted back to its par value over the remaining life of the Notes. The accretion will decrease annual interest expense by approximately $2 million until the maturity of the Notes in 2008.

In August 2003, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008. The Corporation will receive a 5.875% fixed annual interest rate and pay a floating annual rate equal to six-month London Inter Bank Offer Rate (“LIBOR”) plus 1.50%. The critical terms of the Swaps and the related Notes agree and other conditions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, have been met; accordingly, the hedge is considered perfectly effective and qualifies for the shortcut method of accounting. The Corporation is required to record the fair value of the Swaps and the corresponding change in the fair value of the related Notes in its consolidated balance sheet. At September 30, 2003, the fair value of the Swaps was $3.5 million. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” on pages 26 and 27 of this Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the nine months ended September 30 was 31.0% in 2003 and 30.8% in 2002. The Corporation’s effective tax rate includes the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings and earnings from nonconsolidated investments.

On September 15, 2003, the Corporation filed its required 2002 federal and state income tax returns. The difference between the estimated income tax expense reflected in the audited consolidated financial statements for the year ended December 31, 2002 and the actual income tax expense as filed was not significant. The federal statute of limitations for assessment is closed for all years through and including 1999. The Corporation’s tax years subject to federal examination are 2000 through 2003.

The effective income tax rate for discontinued operations for the nine months ended September 30, 2003 and 2002 was 41.2% and 57.5%, respectively. The 2002 rate includes the permanent differences associated with the write off of nondeductible goodwill related to certain divestitures.

6.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

The Corporation reached agreement on a successor collective bargaining agreement at its Manistee, Michigan facility during the third quarter of 2003. There was no work stoppage and the new agreement expires in August, 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

				(Restated)
Net earnings, as reported	$45,520	$38,925	$64,278	$70,228
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	373	125	1,005	250
Deduct: Total stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,644)	(1,927)	(4,052)	(5,074)

Pro forma net earnings	$44,249	$37,123	$61,231	$65,404

Earnings per share:
Basic-as reported	$0.93	$0.80	$1.31	$1.45

Basic-pro forma	$0.90	$0.76	$1.25	$1.34

Diluted-as reported	$0.93	$0.80	$1.31	$1.44

Diluted-pro forma	$0.90	$0.76	$1.25	$1.34

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
FORM 10-Q
For the Quarter Ended September 30, 2003

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

The estimated future reclamation obligations have been discounted to their present value and are being accreted to their projected future obligations. Additionally, the fixed assets recorded concurrently with the liabilities are being depreciated over the period until reclamation activities are expected to occur. The accretion and depreciation expenses are included in other operating income and expenses on the consolidated statements of earnings.

The cumulative effect of adopting FAS 143 was a charge of $6.9 million, or $0.14 per diluted share, which is net of a $4.5 million income tax benefit.

For the quarter ended September 30, 2003, the Corporation recorded accretion and depreciation expense related to FAS 143 of $0.6 million, which reduced earnings from continuing operations and net earnings by $0.4 million, or $0.01 per diluted share. For the nine months ended September 30, 2003, the Corporation recorded accretion and depreciation expense related to FAS 143 of $1.5 million, which reduced earnings from continuing operations and net earnings by $0.9 million, or $0.02 per diluted share.

The following shows the changes in the asset retirement obligation (amounts in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Balance at beginning of period	$18,557	$18,122
Accretion expense	259	777
Liabilities incurred	660	763
Liabilities settled	—	(186)

Balance at end of period	$19,476	$19,476

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

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

The following pro forma information presents the results of operations, excluding the cumulative effect of the accounting change for FAS 143, and the asset retirement obligation as if FAS 143 had been adopted on January 1, 2002 (amounts in thousands, except per share amounts):

	Quarter Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Earnings from continuing operations before cumulative effect of change in accounting principle	$38,528	$72,469
Net earnings	$38,642	$69,368

Earnings per diluted share from continuing operations before cumulative effect of change in accounting principle	$0.79	$1.48
Net earnings per diluted share	$0.79	$1.42

Asset Retirement Obligation

Balance at January 1, 2002	$17,096
Balance at December 31, 2002	$18,122

9.	Accounting Changes

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also enhances the disclosures of certain types of guarantees. The recognition provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The Corporation, through its Magnesia Specialties division, is a 50% member of a limited liability company. Each of the two members of the limited liability company has guaranteed 50% of its debt, each up to a maximum of $7.5 million based on repayment obligations under a loan facility. At September 30, 2003, the Corporation has recorded a liability of $6.5 million, which reflects its expected future contributions to the limited liability company to repay the debt.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Accounting Changes (Continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interests entities (“VIEs”), including joint ventures, limited liability corporations and equity investments. A VIE is an entity in which the equity investors do not have a controlling interest or which has insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties. Under FIN 46, consolidation of a VIE is required by the investor with the majority of the variable interests in the entity. FIN 46 is effective immediately for variable interests in VIEs created after January 31, 2003 and December 31, 2003 for variable interests in VIEs acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to be material to the Corporation’s financial position or results of operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and magnesia-based products. The Corporation’s net sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates-related products from a network of approximately 340 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The magnesia-based products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

Pension Expense-Selection of Assumptions. The discount rate assumption selected at December 31, 2002 for the Corporation’s defined benefit pension plans was 6.75%. This assumption, combined with certain other assumptions and actual results for 2002, resulted in the Corporation recording a minimum pension liability of $12.2 million, which required a direct charge to shareholders’ equity at December 31, 2002 of $7.4 million, net of taxes. Pension expense for 2003, which is determined using the same assumptions, is estimated to be approximately $15.1 million for the year, representing an increase of $4.5 million over 2002 pension expense. In 2003, the average yield on high quality bonds, which is the basis of the discount rate assumption, has decreased approximately 50 basis points. If the discount rate selected at December 31, 2003 is 6.25%, and assuming an actual return on assets for the year of 8%, the Corporation expects the minimum pension liability to increase by approximately $8 million at December 31, 2003. This would require a net after-tax charge to shareholders’ equity of approximately $5 million for 2003. Any difference in the actual return on assets for the year as compared to 8% will impact the minimum pension liability, with a higher return resulting in a lower liability and vice versa. The discount rate at December 31, 2003 and the actual return on pension assets for the year then ended will be factors in determining 2004 pension expense.

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
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
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
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
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

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $450.1 million, an increase of 7.7 percent over 2002 third quarter net sales of $417.8 million. Consolidated earnings from operations for the quarter increased 9.0 percent and were $74.7 million as compared to $68.5 million in the third quarter 2002. Earnings for the quarter were positively affected by increases in aggregates shipments in the majority of the Corporation’s markets coupled with pricing increases. Improved operating efficiency favorably affected aggregates production costs resulting in cost per ton declining about 1 percent as compared to the prior year quarter. Interest expense decreased 2 percent to $10.9 million for the third quarter 2003. Other nonoperating income and expenses, net, was income of $1.5 million compared to an expense of $0.6 million in the prior year. Consolidated after-tax earnings from continuing operations for the quarter were $45.5 million, or $0.93 per diluted share, compared to $38.8 million, or $0.80 per diluted share, in the third quarter 2002.

In 2002 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment with the 2003 divestitures being uncertain as of December 31, 2002. As such, the Corporation had a continuing financial interest in this certain group of assets and the related market served by these operations during 2002 and through the 2003 date of disposal. In the first quarter 2003, the divestiture resulted in discontinued operations. The results of operations for this and other divestitures through the dates of disposal and any gains or losses on disposals are included in “(Loss) Earnings from discontinued operations” on the consolidated statements of earnings. The results of discontinued operations during the quarter and nine months ended September 30, 2002 have been reclassified, as required, to conform to the 2003 presentation. For the quarter ended September 30, the discontinued operations included net sales of $4.4 million and $11.4 million in 2003 and 2002, respectively, and a pretax loss of $0.1 million in 2003 and a pretax gain of $0.4 million in 2002. The pretax loss for the quarter ended September 30, 2003 included net losses on disposal of $0.7 million. The pretax gain for the quarter ended September 30, 2002 included a gain on disposal of $0.4 million.

Net earnings for the quarter ended September 30 were $45.5 million, or $0.93 per diluted share, in 2003 and $38.9 million, or $0.80 per diluted share, in 2002.

Consolidated net sales for the first nine months of 2003 were $1.14 billion compared to $1.10 billion for the year-earlier period. On a year-to-date basis, consolidated earnings from operations were $135.0 million in 2003 compared with $148.5 million in 2002. Other nonoperating income and expenses, net, was income of $1.2 million in 2003 and an expense of $9.0 million in 2002. Interest expense decreased 5 percent to $31.9 million in 2003 as compared to the prior year. Consolidated earnings from continuing operations for the nine months ended September 30 were $72.0 million, or $1.47 per diluted share, in 2003 compared to $73.3 million, or $1.50 per diluted share, in 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

For the nine months ended September 30, the discontinued operations included net sales of $17.7 million and $43.7 million in 2003 and 2002, respectively, and a pretax loss of $1.4 million in 2003 and a pretax gain of $19.8 million in 2002. For the nine months ended September 30, the discontinued operations had a net loss on disposal of $0.8 million in 2003 and a net gain on disposal of $22.4 million in 2002.

During the first quarter 2003, the Corporation recorded a $6.9 million, or $0.14 per diluted share, net charge as the cumulative effect of an accounting change related to the adoption of FAS 143. The first nine months of 2002 were restated to reflect the $11.5 million, or $0.23 per diluted share, charge recorded as the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Consolidated net earnings for the first nine months were $64.3 million, or $1.31 per diluted share, in 2003 as compared to $70.2 million, or $1.44 per diluted share, in 2002.

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

Net sales for the Aggregates division were $428.1 million for the third quarter of 2003, a 7.0 percent increase over third quarter 2002 net sales of $399.9 million. Aggregates volume at heritage locations was up 6.0 percent while pricing increased 2.0 percent at heritage locations. Inclusive of acquisitions and divestitures, aggregates pricing increased 2.3 percent and aggregates shipments increased 4.2 percent. Gross margin for the division was 23.7 percent in 2003 compared with 23.6 percent in the year-earlier period, with an increase in the aggregates product line being partially offset by a decrease in the asphalt product line.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003

	Volume	Pricing	Volume	Pricing

Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	6.0%	2.0%	0.2%	1.9%
Aggregates Division(3)	4.2%	2.3%	(1.2%)	2.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Shipments (tons in thousands)
Heritage Aggregates Operations (2)	54,891	51,794	137,241	136,945
Acquisitions	1,468	1,528	4,128	2,035
Divestitures (4)	346	1,104	1,179	5,246

Aggregates Division(3)	56,705	54,426	142,548	144,226

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

Selling, general and administrative expenses as a percentage of net sales declined from 6.8 percent in the third quarter of 2003 to 6.5 percent in the prior year quarter. The change reflected operating efficiencies and overhead cost reductions from the recent restructuring of the Aggregates business partially offset by increased pension and healthcare costs. The Aggregates division’s earnings from operations were $74.0 million in the third quarter of 2003 as compared to $67.3 million in the third quarter of 2002.

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

Magnesia Specialties’ third quarter net sales of $22.0 million increased 23 percent when compared to the year-earlier period as the division generated increased sales from water treatment products, a new product line for the pulp and paper industry and strong lime shipments. The earnings from operations for the third quarter were $0.8 million for 2003 as compared to $1.3 million in 2002, primarily due to higher natural gas prices. For the nine months ended September 30, net sales were $63.9 million and $56.3 million in 2003 and 2002, respectively. Earnings from operations for the first nine months were $2.9 million in 2003 and $4.2 million in 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

The following tables present net sales, gross profit, selling, general and administrative expenses, and earnings from operations data for the Corporation and each of its divisions for the three months and nine months ended September 30, 2003 and 2002. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

Earnings from operations include research and development expense and other operating income and expenses. Research and development expense for the Corporation was $245,000 and $12,000 for the quarter ended September 30, 2003 and 2002, respectively. Other operating income and expenses, net, for the Corporation, was income of $424,000 and $65,000 for the quarter ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003 and 2002, research and development expense for the Corporation was $415,000 and $232,000, respectively. Other operating income and expenses, net, for the Corporation, was an expense of $1,936,000 and income of $620,000 for the nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended
	September 30

	2003		2002

		% of		% of
	Amount	Net Sales	Amount	Net Sales

		(Dollars in Thousands)
Net sales:
Aggregates	$428,130	100.0	$399,935	100.0
Magnesia Specialties	21,961	100.0	17,840	100.0

Total	$450,091	100.0	$417,775	100.0

Gross profit:
Aggregates	$101,534	23.7	$94,526	23.6
Magnesia Specialties	2,604	11.9	2,797	15.7

Total	$104,138	23.1	$97,323	23.3

Selling, general & administrative expenses:
Aggregates	$27,845	6.5	$27,369	6.8
Magnesia Specialties	1,750	8.0	1,464	8.2

Total	$29,595	6.6	$28,833	6.9

Earnings from operations:
Aggregates	$73,952	17.3	$67,278	16.8
Magnesia Specialties	770	3.5	1,265	7.1

Total	$74,722	16.6	$68,543	16.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

	Nine Months Ended
	September 30

	2003		2002

		% of		% of
	Amount	Net Sales	Amount	Net Sales

	(Dollars in Thousands)
Net sales:
Aggregates	$1,072,804	100.0	$1,043,972	100.0
Magnesia Specialties	63,894	100.0	56,264	100.0

Total	$1,136,698	100.0	$1,100,236	100.0

Gross profit:
Aggregates	$217,539	20.3	$224,353	21.5
Magnesia Specialties	8,419	13.2	8,923	15.9

Total	$225,958	19.9	$233,276	21.2

Selling, general & administrative expenses:
Aggregates	$83,326	7.8	$80,653	7.7
Magnesia Specialties	5,275	8.3	4,552	8.1

Total	$88,601	7.8	$85,205	7.7

Earnings from operations:
Aggregates	$132,091	12.3	$144,297	13.8
Magnesia Specialties	2,915	4.6	4,162	7.4

Total	$135,006	11.9	$148,459	13.5

Interest expense was $10.9 million in the third quarter 2003, compared to $11.2 million in the third quarter of 2002, primarily due to lower average outstanding debt offset by lower capitalized interest. Additionally, the impact of interest rate swaps was more favorable in the third quarter of 2002.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

Other nonoperating income and expenses, net, for the quarter ended September 30, was income of $1.5 million in 2003 compared with $0.6 million in expense in 2002. In addition to other offsetting amounts, other income and expenses, net, is comprised generally of interest income, gains and losses related to certain amounts receivable, costs associated with the commercialization of certain new technologies and net equity earnings from nonconsolidated investments. For the quarter ended September 30, 2003, the amount included income related to nonrecurring settlements and $1.7 million of start-up costs related to the structural composites business. For the nine months ended September 30, 2003, the amount included structural composites business start-up costs of $3.3 million. For the nine months ended September 30, 2002, the amount included $6.6 million of expenses related to legal settlements and to reserve an investment related to certain microwave technologies. During the nine months ended September 30, the Corporation wrote off net customer bad debts of approximately $2.2 million and $1.6 million in 2003 and 2002, respectively. In 2003, $1.8 million of the net write offs were applied against the allowance for doubtful accounts while net write offs in 2002 were charged to expense. At September 30, 2003, management considers the allowance for doubtful accounts to be adequate.

The Corporation reached agreement on a successor collective bargaining agreement at its Manistee, Michigan facility during the third quarter of 2003. There was no work stoppage and the new agreement expires in August, 2007.

LIQUIDITY AND CAPITAL RESOURCES Net cash flow provided by operating activities during the nine months ended September 30, 2003 was $171.4 million compared with $132.3 million in the comparable period of 2002. The cash flow for both 2003 and 2002 was principally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Depreciation	$32.4	$31.2	$94.9	$93.5
Depletion	1.5	1.6	4.0	4.5
Amortization	1.9	1.8	4.9	5.0

	$35.8	$34.6	$103.8	$103.0

Net cash flow provided by operating activities increased in 2003 due to the timing of income tax payments and inventory control measures partially offset by higher pension plan contributions and higher accounts receivable.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

The seasonal nature of the construction aggregates business impacts quarterly net cash provided by operating activities when compared with the year. Full year 2002 net cash provided by operating activities was $203.6 million, compared with $132.3 million provided by operations in the first nine months of 2002.

Capital expenditures, exclusive of acquisitions, for the first nine months were $82.4 million in 2003 and $109.3 million in 2002. Comparable full-year capital expenditures were $152.7 million in 2002.

In May 2003, the Corporation terminated the interest rate swap agreements that it had entered into in May, 2002 and received a cash payment of $12.6 million, which represented the fair value of the Swaps on the date of termination. The Corporation also received accrued interest of $2.1 million, which represented the difference in the interest rate between the fixed interest received and the variable interest paid from the previous interest payment date to the termination date. In accordance with generally accepted accounting principles, the carrying amount of the related Notes on the date of termination, which includes adjustments for changes in the fair value of the debt while the Swaps were in effect, will be accreted back to its par value over the remaining life of the Notes. The accretion will decrease annual interest expense by approximately $2 million until the maturity of the Notes in 2008.

In August 2003, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008. The Corporation will receive a 5.875% fixed annual interest rate and pay a floating annual rate equal to six-month London Inter Bank Offer Rate (“LIBOR”) plus 1.50%. The critical terms of the Swaps and the related Notes agree and other conditions of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) have been met; accordingly, the hedge is considered perfectly effective and qualifies for the shortcut method of accounting. The Corporation is required to record the fair value of the Swaps and the corresponding change in the fair value of the related Notes in its consolidated balance sheet. At September 30, 2003, the fair value of the Swaps was $3.5 million. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” on pages 26 and 27 of this Form 10-Q.

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
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
(Continued)

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

Contractual Obligations

In 2003, the Corporation entered into new equipment operating leases with aggregate future commitments of $19.9 million. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

The Corporation made contributions of $19.1 million to the pension plan during the third quarter. Total pension plan contributions during 2003 are expected to be approximately $21 million.

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Notes 8 and 9 to the Consolidated Financial Statements.

OUTLOOK 2003 The outlook for the Aggregates business for the remainder of 2003 hinges primarily on weather conditions in the fourth quarter. Assuming moderate conditions, the Corporation expects it customers to continue to work against backlogs, which should generate positive operating results. Management expects fourth quarter 2003 net earnings to range from $0.45 to $0.60 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
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
FORM 10-Q
For the Quarter Ended September 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2003 and 2002
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
FORM 10-Q
For the Quarter Ended September 30, 2003

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including overnight investments in Eurodollars; outstanding commercial paper obligations; interest rate swaps; and defined benefit pension plans.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At September 30, 2003, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, there is interest rate risk when such debt is outstanding.

Interest Rate Swaps. In August 2003, the Corporation entered into interest rate swap agreements (the “Swaps”) for interest related to $100 million of the $200 million Notes due in 2008 to increase the percentage of its long-term debt that bears interest at a variable rate. The Swaps are fair value hedges designed to hedge against changes in the fair value of the Notes due to changes in LIBOR, the designated benchmark interest rate. The terms of the Swaps include the Corporation receiving a fixed annual interest rate of 5.875% and paying a variable annual interest rate based on six-month LIBOR plus 1.50%.

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in fair values. At September 30, 2003, the fair market value of the Swaps is $3.5 million.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. A hypothetical decrease in interest rates of 1% would decrease annual interest expense by $1 million and also increase the fair market value of the debt covered by the Swaps by approximately $4.5 million. A hypothetical increase in interest rates of 1% would increase annual interest expense by $1 million and also decrease the fair market value of the debt covered by the Swaps by approximately $5.6 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

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

Aggregate Interest Rate Risk. The pension expense for 2003 is calculated based on assumptions selected at December 31, 2002. Therefore, interest rate risk in 2003 is limited to the potential effect related to interest rate swaps and outstanding commercial paper. Assuming that no commercial paper is outstanding, which is consistent with the balance at September 30, 2003, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of September 30, 2003. Management has made some changes since September 30, 2003 that are designed to improve the Corporation’s internal controls, however, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2003.

Item 5. Other Information.

On July 23, 2003, the Corporation announced that it will release its financial results for the second quarter and six months ended June 30, 2003 on July 30, 2003.

On July 30, 2003, the Corporation reported its financial results for the second quarter and six months ended June 30, 2003.

On August 20, 2003, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.18 per share of the Corporation’s common stock. The dividend, which represents a cash payout of $0.72 per share on an annual basis, was payable to shareholders of record at the close of business on August 29, 2003.

On September 19, 2003, the Corporation announced that it did not sustain any significant damage to its quarry operations from Hurricane Isabel and reaffirmed its third quarter earnings guidance of $0.80 to $0.92 per diluted share.

On October 1, 2003, the Corporation announced the election of Dennis L. Rediker to its Board of Directors.

On October 21, 2003, the Corporation announced that it will release its financial results for the third quarter and nine months ended September 30, 2003 on October 30, 2003.

On October 30, 2003, the Corporation reported its financial results for the third quarter and nine months ended September 30, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

PART II- OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Document

3.01	Restated Bylaws of the Company, as amended

10.01	Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Nine Months ended September 30, 2003 and 2002

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, the Corporation filed the following current reports on Form 8-K:

Date of Report	Description

July 30, 2003	The Corporation issued a press release announcing financial results for the second quarter and six months ended June 30, 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date:	November 13, 2003	By:	/s/ JANICE K. HENRY

Janice K. Henry Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the quarter ended September 30, 2003

EXHIBIT INDEX

Exhibit No.	Document

3.01	Restated Bylaws of the Company, as amended

10.01	Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter and Nine Months Ended September 30, 2003 and 2002

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 13, 2003 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002