Form 10-K
period 2003-12-31
MARTIN MARIETTA MATERIALS INC
filed 2004-03-15
CIK 916076

2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [  ]

     The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on June 30, 2003 as published in the Wall Street Journal) held by non-affiliates of the Company was $962,563,747.27. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s classes of common stock on March 10, 2004 was as follows:

Common Stock (par value $.01 per share)	48,129,227 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 2004 Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 2003 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

PART I

ITEM 1.      BUSINESS

General

     Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial, and residential. The Company also manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to the steel industry, and is developing structural composite products for use in a wide variety of industries. In 2003, the Company’s aggregates segment accounted for 94% of the Company’s total net sales, and the Company’s specialty products segment accounted for 6% of the Company’s total net sales.

     The Company was formed in November 1993 as a North Carolina corporation to be the successor to substantially all of the assets and liabilities of the materials group of Martin Marietta Corporation and its subsidiaries. An initial public offering of a portion of the common stock of the Company (the “Common Stock”) was completed in February 1994 whereby 8,797,500 shares of Common Stock (representing approximately 19% of the shares outstanding) were sold at an initial public offering price of $23 per share. Lockheed Martin Corporation, which was formed as the result of a business combination between Martin Marietta Corporation and Lockheed Corporation in March 1995, owned approximately 81% of the Common Stock directly and through its wholly owned subsidiary, Martin Marietta Investments Inc., until October 1996.

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

     As of May 1, 2001, the Company, through its wholly owned subsidiary, Martin Marietta Magnesia Specialties (“Magnesia Specialties”), sold certain assets related to the refractories portion of its Magnesia Specialties business to a subsidiary of Minerals Technologies Inc. for $34 million. The Company retained certain current assets (including accounts receivable) and certain liabilities relating to the refractories business. In an accompanying manufacturing agreement, Magnesia Specialties agreed to supply the subsidiary of Minerals Technologies with certain refractories products at market rates principally from the Manistee, Michigan plant of Magnesia Specialties for a period of time following the sale. This agreement ended in 2002. The sale of Magnesia Specialties’ refractories business lessened the dependence of the Magnesia Specialties business on the steel industry.

     In 2002, the Company completed a number of sales of nonstrategic operations in its Aggregates division, including the sale of facilities in Illinois, Iowa, Ohio, Oklahoma, Tennessee, and Virginia. In 2003, the Company continued these sales of nonstrategic operations, including the sale of facilities in Alabama, Louisiana, Missouri, Ohio, Texas, and West Virginia. In addition, in 2003 the Magnesia Specialties business also disposed of two of its nonstrategic lines of business. The Company will continue to evaluate opportunities to divest nonstrategic assets during 2004 in an effort to redeploy capital for other opportunities.

     In 2003, the Company, through its wholly owned subsidiary, Martin Marietta Composites, Inc. (“Martin Marietta Composites”), opened for business a 185,000 square foot facility in Sparta, North Carolina, which serves as the assembly and manufacturing hub for its structural composite products (“Structural Composite Products”) business.

Business Segment Information

     The Company operates in two reportable business segments: Aggregates and Specialty Products. The Specialty Products segment includes the Magnesia Specialties business and the Structural Composite Products business. Information concerning the Company’s total revenues, net sales, operating profit, assets employed, and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 2003 is included in “Note O: Business Segments” of the “Notes to Financial Statements” on pages 27 and 28 of the Company’s 2003 Annual Report to Shareholders (the “2003 Annual Report”), which information is incorporated herein by reference.

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

     The Company is the United States’ second largest producer of aggregates. In 2003, the Company shipped approximately 192 million tons of aggregates primarily to customers in 31 states, in addition to Canada and the Bahamas, generating net sales and earnings from operations of $1.4 billion and $185 million, respectively.

     The Aggregates division markets its products primarily to the construction industry, with approximately 46% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company’s aggregates business covers a wide geographic area. The Company’s aggregates, asphalt products, and ready mixed concrete are sold and shipped from a network of approximately 353 quarries, distribution facilities, and plants in 28 states, as well as the Bahamas and Canada, although the Company’s five largest revenue-generating states, exclusive of road paving operations (Texas, North Carolina, Georgia, Iowa, and Indiana) account for approximately 54% of total net sales by state of destination. The Company’s business is accordingly affected by the economies in these regions and has been adversely affected by the continuing recession and weaknesses in these economies.

     The Company’s aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As a result of acquisitions in the western and upper midwestern regions of the United States, more of the Company’s aggregates operations have exposure to weather-related risk during the winter months. The division’s operations that are concentrated in the northern region of the country experience more severe winter weather conditions than the division’s operations in the Southeast and Southwest. Due to these factors, the Company’s second and third quarters are the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the division’s operations near the Atlantic and Gulf Coasts are at risk for hurricane activity and have experienced weather-related losses in recent years, which have had a significant adverse impact on the financial performance of the Company. In 2003, unlike 2002, the Company’s operations were not significantly affected by hurricane or tropical storm activity.

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

     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, while the balance of 7% was moved by rail. In contrast, the Company’s aggregates shipments were moved 77% by truck, 14% by rail, and 9% by water in 2003. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Gulf and Atlantic coastal areas are being supplied in part from the Bahamas location, two large quarries on the Ohio River system, and a Canadian quarry on the Strait of Canso in Nova Scotia. In addition, the Company’s acquisitions, especially the Redland Stone and Meridian Acquisitions, have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company’s geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of certain coastal markets on the east and gulf coasts, and to ship products in and to Canada and the Caribbean, as well as to additional geographic areas which can be accessed economically by its expanded distribution system. In 2002, the Company completed a major project to modernize and expand the plant capacity at its Bahamas location, which provides the opportunity for the Company to capture future potential market growth and reduce costs (although there can be no assurance of such growth and cost reductions).

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

     Prior to 1998, the Company had historically focused on the production of aggregates and had not integrated vertically in a substantial manner into other construction materials businesses. The Company became significantly more vertically integrated with the Redland Stone Acquisition in 1998 and subsequent acquisitions, particularly in the Southwest, pursuant to which the Company has acquired asphaltic concrete, ready mixed concrete, paving construction, trucking, and other businesses, which establish vertical integration that complement the Company’s aggregates business. These vertically integrated operations accounted for about 11% of revenues in 2003, with no single operation contributing more than 6% of revenues. As the Company continues its expansion strategy westward, where vertically integrated operations are the norm, profit margins are generally adversely affected. Generally these operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses have been acquired as supplemental operations that were part of larger acquisitions. As such they do not represent core businesses of the Company. These operations have typically resulted in losses that are insignificant to the Company as a whole. In 2003 the Company began disposing of some of these operations. The Company continues to review carefully these operations.

     Environmental and zoning regulations have made it increasingly difficult for the aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state, and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult, thereby potentially enhancing the value of the Company’s existing mineral reserves.

     Management believes the Aggregates division’s raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its aggregates segment. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations.

     The Company uses various drilling methods, depending on the type of aggregate, to estimate reserves that are economically mineable. The extent of drilling varies and depends on whether the location is a potential new site (greensite), an existing location, or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and in rare cases the Company may rely on existing geological data or results of prior drilling by third parties. Subsequent to drilling, selected core samples are tested for soundness, abrasion resistance, and other physical properties relevant to the aggregates industry. If the reserves meet the Company’s standards and are economically mineable, then they are either leased or purchased.

     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of homogenous deposits designated using closely spaced drill data. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculation. The Company also deducts loss factors, such as property boundaries and plant configurations, as deemed appropriate when estimating reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies - Property, Plant and Equipment” on pages 48-49 of the 2003 Annual Report for discussion of reserves evaluation by the Company.

     The Company generally delivers products in its Aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

     Less than 1% of the Aggregates division’s sales are made in foreign jurisdictions, principally in Canada and the Bahamas, with revenues from customers in foreign countries totaling $14.6 million, $10.0 million, and $6.5 million, during 2003, 2002, and 2001, respectively.

Specialty Products

     The Company’s Specialty Products division consists of the Magnesia Specialties business and the Structural Composite Products business.

     Magnesia Specialties Business. The Company in 2003 also manufactured and marketed, through Magnesia Specialties, dolomitic lime and magnesia-based chemicals products for industrial, agricultural, and environmental uses. Prior to 2003, Magnesia Specialties manufactured and marketed certain magnesia-based heat-resistant refractories products, but sold that business in 2001 and stopped production and sale of these products in 2002.

     Given the high fixed costs associated with the operations of this business, excess capacity negatively affects its results of operations. In addition, Magnesia Specialties’ dolomitic lime products are (and its refractory products were) sold primarily to the steel industry. Accordingly, the profitability of the Magnesia Specialties business has historically depended on the production of steel and the related marketplace, and a portion of the product pricing structure of the business has historically been affected by current economic conditions within the steel industry. While the sale of the refractories business in 2001 lessened the dependence of Magnesia Specialties on the steel industry, Magnesia Specialties’ products used in the steel industry still accounted for approximately 50% of the revenues of the business in 2003, attributable primarily to the sale of dolomitic lime products. Magnesia Specialties has also experienced losses in accounts receivable due to customer bankruptcies.

     Competitive pricing pressures in the Magnesia Specialties business also continued throughout 2003. The chemicals group portion of the Magnesia Specialties business continued to diversify in chemicals used as flame retardants, in wastewater treatment, in pulp and paper production, and in other environmental applications, and is not as dependent on the steel industry as is the dolomitic lime portion of the Magnesia Specialties business.

     The principal raw materials used in Magnesia Specialties’ products are dolomitic limestone, brine, and imported magnesia. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.

     Once the reserves of brine of the Magnesia Specialties business are used in the production process, the business must dispose of the processed brine. Typically the business does this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003 Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia Specialties also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of such pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline.

     The supply of natural and synthetic magnesia is abundant worldwide. In 2003, Magnesia Specialties purchased some of its magnesia requirements from various sources located in China. While Magnesia Specialties does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, Magnesia Specialties believes it could obtain alternate supplies worldwide, although there could be no assurance that Magnesia Specialties could do so at current prices. Alternatively, Magnesia Specialties believes it could adjust its mix of products and/or increase production at its Manistee, Michigan plant.

     Magnesia Specialties generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for the Magnesia Specialties products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

     Approximately 12% of the products of the Magnesia Specialties business are sold in foreign jurisdictions, principally in Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the sales of the business. Revenues from customers in foreign countries totaled $10.7 million, $8.9 million, and $11.8 million during 2003, 2002, and 2001, respectively. As a result of these foreign sales, the financial results of the Magnesia Specialties business could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of changes in currency exchange rates, the Magnesia Specialties business principally uses the U.S. dollar as the functional currency in foreign transactions.

     Structural Composite Products Business. The Company in 2003 also manufactured and marketed, through Martin Marietta Composites, structural composite products for use in a wide variety of industries. Pursuant to various agreements, Martin Marietta Composites has rights to commercialize certain proprietary technologies related to the Company’s business. One of the agreements gives Martin Marietta Composites the opportunity to pursue the use of certain fiber-reinforced polymer composites technology for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications, and other structures and applications. Martin Marietta Composites continued its research and product development activities during 2003 on these structural composites technologies and initiated manufacturing and marketing of selected products. In 2002, Martin Marietta Composites leased a 185,000 square foot facility in Sparta, North Carolina, which serves as the assembly and manufacturing hub for the Structural Composite Products business of Martin Marietta Composites. Manufacturing at this facility commenced in the fourth quarter of 2003, with planned product expansion in 2004.

     Martin Marietta Composites is targeting several industries for its fiber-reinforced polymer composite materials: infrastructure, which includes pedestrian and vehicular bridge decks; transportation, which includes specialty truck trailers and chassis, railcar components, and tractor and trailer components; and construction, which includes wall panels, parking decks, and heavy equipment components. In 2003, Martin Marietta Composites announced the installation of bridge decks in 4 states, bringing its total to 25 bridge deck installations in 13 states utilizing these composite materials technologies. Martin Marietta Composites continued to explore opportunities to introduce its composite bridge installations to foreign markets. Martin Marietta Composites has rights under a licensing agreement executed in 2001 whereby it will manufacture and market commercial specialty truck trailers in North America, utilizing fiber-reinforced composite materials. In 2002, Martin Marietta Composites signed a licensing agreement relating to a proprietary composite sandwich technology, which Martin Marietta Composites expects will play an important role in the product line related to flat panel applications. Martin Marietta Composites expects to ramp up its Structural Composite Products business during 2004. Martin Marietta Composites will continue to evaluate a variety of construction-related and commercial uses for composite materials, in addition to its use in bridge decks and truck trailers. These composite materials technologies, if fully developed by Martin Marietta Composites, would complement and expand the Company’s business. While Martin Marietta Composites expects to increase its revenues related to its Structural Composite Products business over the next five years, there can be no assurance that these technologies will become profitable.

Patents and Trademarks

     As of March 10, 2004, the Company owns, has the right to use, or has pending applications for approximately 64 patents pending or granted by the United States and various countries and approximately 46 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

Competition

     Because of the impact of transportation costs on the aggregates business, competition in the Aggregates division tends to be limited to producers in proximity to the Company’s individual production facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry location and price, but quality of aggregates and level of customer service are also factors.

     The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for approximately 31% of the total market. The Company in its Aggregates division competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges and its increased access to rail transportation as a result of the Redland Stone and Meridian Acquisitions, and other transactions, have enhanced the Company’s ability to compete in certain extended areas. Certain of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

     The Magnesia Specialties business of the Company’s Specialty Products division competes with various companies in different geographic and product areas principally on the basis of quality, price, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with sales to such customers accounting for approximately 12% of revenues for the Magnesia Specialties business in 2003, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. The sale of the refractories business in 2001 has reduced division sales to foreign customers. Certain of the Company’s competitors in the Magnesia Specialties business have greater financial resources than the Company.

     The Structural Composite Products business of the Company’s Specialty Products division is a relatively new business that competes or will compete with various companies in different geographic and product areas principally on the basis of technological advances, quality, price, and technical support. The Structural Composite Products business competes or will compete for sales to customers located outside the United States. Certain of the Company’s competitors in the Structural Composite Products business have greater financial resources than the Company.

Research and Development

     The Company conducts research and development activities principally for its Magnesia Specialties business, at its plant in Manistee, Michigan, and for its Structural Composite Products business, at its headquarters in Raleigh, North Carolina, and its plant in Sparta, North Carolina. In general, the Company’s research and development efforts in 2003 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.6 million in 2003, $0.4 million in 2002, and $0.6 million in 2001 on research and development activities.

Environmental and Governmental Regulations

     The Company’s operations are subject to and affected by federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of the Company’s operations, including the operations of Magnesia Specialties and Martin Marietta Composites, may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal, and revocation.

     The Company records an accrual for environmental remediation liabilities in the period in which it is probable that a liability has been incurred and the amounts can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. The accruals are not discounted to their present value or offset for potential insurance or other claims or potential gains from future alternative uses for a site.

     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were $5.7 million in 2003 and $4.6 million in 2002 and are related to the Company’s environmental staff and ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K). Capitalized costs related to environmental control facilities were less than $1 million in 2003. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2003 or 2002. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

     Many of the requirements of the environmental laws are satisfied by procedures that the Company adopts as best business practices in the ordinary course of its operations. For example, plant equipment that is used to crush aggregates products may, as an ordinary course of operations, have an attached water spray bar that is used to clean the stone. The water spray bar also suffices as a dust control mechanism that complies with applicable environmental laws. The Company does not break out the portion of the cost, depreciation, and other financial information relating to the water spray bar that is only attributable to environmental purposes, as it would be derived from an arbitrary allocation methodology. The incremental portion of such operating costs that is attributable to environmental compliance rather than best operating practices is impractical to quantify. Accordingly, the Company expenses costs in that category when incurred as operating expenses.

     The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state, and/or local environmental protection laws. Many of these laws and the regulations promulgated under them are complex, and are subject to challenges and new interpretations by regulators and the courts from time to time. In addition, new laws are adopted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined the type of operations to which they will apply and the manner in which they will be implemented is more accurately defined. This process often takes years to finalize and changes significantly from the time the rules are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefits operating efficiencies or capacities and carry significantly higher costs.

     Management believes that its current accrual for environmental costs is reasonable, although those amounts may increase or decrease depending on the impact of applicable rules as they are finalized from time to time and changes in facts and circumstances. The Company believes that any additional costs for ongoing environmental compliance would not have a material adverse effect on the Company’s obligations or financial condition.

     With respect to reclamation costs, however, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). See “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 14 through 17 and pages 26 and 27, respectively, of the 2003 Annual Report. Under FAS 143, future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred extraordinary or substantial costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” on page 20 of this Form 10-K and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 26 and 27 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on page 41 of the

2003 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

     In general, quarry sites must comply with air quality, water quality, and noise regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry and production facilities can be situated substantial distances from surrounding property owners. Also, the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

     As is the case with other companies in the same industry, some of the Company’s products contain varying amounts of crystalline silica, a common mineral. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with nonmalignant lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is “reasonably anticipated to be a carcinogen.” In October 1996, the International Agency for Research on Cancer issued another report stating that “inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans.” The Mine Safety and Health Administration and the Occupational Safety and Health Administration both have listed the development of a crystalline silica standard as one of the regulations they expect to have under active consideration for promulgation, proposal, or review during 2004. The Occupational Safety and Health Administration has identified occupational overexposure to crystalline silica among its top five health priorities and developed a draft regulation in 2003. The Mine Safety and Health Administration has indicated that it intends to issue an advance notice of proposed rulemaking for the development of a crystalline silica standard in May 2004. The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

     The Clean Air Act Amendments of 1990 required the EPA to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants in the targeted industries to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company and other lime manufacturers through the National Lime Association, the leading industry trade association (“NLA”), worked with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA received comments on its proposed technology-based standards for the industry in November 2000, and a proposed rule for the national emission standards for lime manufacturing plants was released on December 20, 2002. The proposed rules favorably addressed many of the issues raised by NLA in the negotiation process. NLA and the Company submitted comments on the proposed rules in February 2003. The EPA published the final rule in the Federal Register on January 5, 2004, and facilities must be in compliance within three years after the date of publication. The Company believes that there are several alternatives for achieving compliance with the new technology-based standard, and that any costs associated with the upgrade and/or replacement of equipment required to comply with the new regulations will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the compliance costs will not have a material adverse effect on the financial condition or results of the operations of the Magnesia Specialties business.

     In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant and associated GDOT testing laboratory that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the 1940’s and 1950’s before the Company purchased the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. The Company submitted a corrective action plan to GDNR for approval on December 9, 2002. The Company is funding the entire cost of future investigations and remediation which will occur over several years. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In December 1998, the GDNR determined that the Company, the GDOT, and two former asphalt plant operators are responsible parties for investigation and remediation of groundwater contamination at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it operated a testing laboratory at the site. The two other parties were designated because both entities operated asphalt plants at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. On May 21, 2001, GDNR issued separate Administrative Orders against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. The Company and GDOT submitted a corrective action plan to GDNR for approval on May 20, 2002. On February 7, 2003, GDNR requested additional information in connection with its consideration of the submitted plan and recommended remediation method. Under Georgia law, responsible parties are jointly and severally liable, and therefore, the Company is potentially liable for the full cost of funding any necessary remediation. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In the vicinity of and beneath the Magnesia Specialties facility in Manistee, Michigan, facility, there is an underground plume of material originating from adjacent property which formerly was used by Packaging Corporation of America (“PCA”) as a part of its operations. Magnesia Specialties believes the plume consists of paper mill waste. On September 8, 1983, the PCA plume and property were listed on the National Priorities List (“NPL”) under the authority of the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund” statute). The PCA plume is subject to a Record of Decision issued by the U.S. Environmental Protection Agency (“EPA”) on May 2, 1994, pursuant to which PCA’s successor, Pactiv Corporation (“Pactiv”), is required to conduct annual monitoring. The EPA has not required remediation of the groundwater contamination. On January 10, 2002, the Michigan Department of Environmental Quality (“MDEQ”) issued Notice of Demand letters to Magnesia Specialties, PCA and Pactiv indicating that it believes that Magnesia Specialties’ chloride contamination is commingling with the PCA plume which originates upgradient from the Magnesia Specialties property. The MDEQ is concerned about possible effects of these plumes, and designated Magnesia Specialties, PCA and Pactiv as parties responsible for investigation and remediation under Michigan state law. The MDEQ held separate meetings with Magnesia Specialties, PCA, and Pactiv to discuss remediation and reimbursement for past investigation costs totaling approximately $700,000. Magnesia Specialties entered into an Administrative Order with the MDEQ to pay for a portion of MDEQ’s past investigation costs and thereby limit its liability for past costs in the amount of $20,000. Michigan law provides that responsible parties are jointly and severally liable, and, therefore, Magnesia Specialties is potentially liable for the full cost of funding future investigative activities and any necessary remediation. Michigan law also provides a procedure whereby liability may be apportioned among responsible parties if it is capable of division. The Company believes that the liability most likely will be apportioned and that any such costs attributed to Magnesia Specialties’ brine contamination will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the liability will be apportioned or that the compliance costs will not have a material adverse effect on the financial condition or results of the operations of the Magnesia Specialties business.

Employees

     As of March 10, 2004, the Company has approximately 5,900 employees. Approximately 4,400 are hourly employees and approximately 1,500 are salaried employees. Included among these employees are approximately 800 hourly employees represented by labor unions. Approximately 14% of the Company’s Aggregates division’s hourly employees are members of a labor union, while approximately 98% of the Specialty Products division’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Magnesia Specialties business at the Manistee, Michigan, magnesia-based products plant and the Woodville, Ohio, lime plant. The current Manistee collective bargaining agreement expires in August 2007. The current Woodville collective bargaining agreement expires in June 2006.

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

     The Company has adopted a Code of Ethics and Standards of Conduct that applies to all of its directors, officers, and employees. The Company’s code of ethics is available on the Company’s Internet address at http://www.martinmarietta.com. The Company intends to disclose on its Internet web site any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.

     The Company has adopted a set of Corporate Governance Guidelines to address issues of fundamental importance relating to the corporate governance of the Company, including director qualifications and responsibilities, responsibilities of key board committees, director compensation, and similar issues. Each of the Audit Committee, the Management Development and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors of the Company has adopted a written charter addressing various issues of importance relating to each committee, including the committee’s purposes and responsibilities, an annual performance evaluation of each committee, and similar issues. These Corporate Governance Guidelines, and the charters of each of these committees, are available on the Company’s internet address at http://www.martinmarietta.com.

     The Company will make paper copies of its filings with the SEC, its Code of Ethics and Standards of Conduct, its Corporate Governance Guidelines, and the charters of its key committees, available to its shareholders free of charge upon request by writing to: Martin Marietta Materials, Inc., Attn: Corporate Secretary, 2710 Wycliff Road, Raleigh, North Carolina 27607-3033.

     The Company’s Chief Executive Officer and Chief Financial Officer are required to file with the SEC each year certifications regarding the quality of the Company’s public disclosure of its financial condition. These certifications are included as Exhibits to this Annual Report on Form 10-K. The Company’s Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The filing of these certifications with the SEC and with the New York Stock Exchange is also disclosed in the Company’s 2003 Annual Report.

ITEM 2.      PROPERTIES

Aggregates

     As of December 31, 2003, the Company processed or shipped aggregates from 328 quarries and distribution yards in 28 states and in Canada and the Bahamas, of which 102 are located on land owned by the Company free of major encumbrances, 76 are on land owned in part and leased in part, 136 are on leased land, and 14 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2003, the Company processed and shipped ready mixed concrete and/or asphalt products from 25 properties in 5 states, of which 12 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, and 12 are on leased land.

     Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last 3 years, along with the Company’s estimate of years of production available, shown on a region-by-region basis. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserves calculations.

		Tonnage of		Percentage of aggregate
		reserves for each		reserves located at an
	Number	general type of		existing quarry, and			Percent of
	of	aggregate at 12/31/02		reserves not located at		Percent of aggregate	reserves owned
State	Producing	(add 000)		an existing quarry		reserves on land that	and percent leased
	Quarries				Not at	has not been zoned
	2003	Hard Rock	S & G	At Quarry	Quarry	for quarrying	Owned	Leased
Alabama	10	66,514	13,593	100%	—	0%	42%	58%
Arkansas	7	692,500	0	88%	12%	0%	25%	75%
California	2	37,736	0	100%	—	0%	30%	70%
Florida	4	71,165	0	100%	—	0%	0%	100%
Georgia	12	437,533	0	86%	14%	0%	62%	38%
Illinois	5	707,363	0	48%	52%	0%	9%	91%
Indiana	13	221,600	208,100	92%	8%	15%	43%	57%
Iowa	40	410,561	50,843	96%	4%	1%	13%	87%
Kansas	16	207,877	0	47%	53%	0%	35%	65%
Kentucky	4	415,649	0	100%	—	0%	15%	85%
Louisiana	1	—	—	—	—	—	—	—
Maryland	2	137,604	0	100%	—	15%	100%	0%
Minnesota	2	231,492	0	100%	—	0%	84%	16%
Mississippi	2	0	26,450	100%	—	0%	100%	0%
Missouri	7	193,310	0	20%	80%	0%	40%	60%
Montana	0	50,000	0	0%	100%	0%	100%	0%
Nebraska	3	77,350	0	99%	1%	0%	24%	76%
Nevada	3	20,776	2	100%	—	0%	0%	100%
North Carolina	47	1,786,429	2,000	86%	14%	3%	68%	32%
Ohio	21	187,600	264,127	84%	16%	3%	97%	3%
Oklahoma	9	536,820	7,430	75%	25%	0%	45%	55%
South Carolina	7	260,914	0	81%	19%	19%	76%	24%
Tennessee	4	48,370	16,000	100%	—	0%	10%	90%
Texas	28	1,636,623	200,900	65%	35%	33%	60%	40%
Virginia	5	340,977	0	97%	3%	1%	69%	31%
Washington	5	70,176	0	72%	28%	0%	7%	93%
West Virginia	5	182,277	0	35%	65%	0%	20%	80%
Wisconsin	1	6,033	0	100%	—	0%	0%	100%
Wyoming	1	146,157	0	100%	—	0%	0%	100%

U.S. Total	266	9,181,406	789,445

Non-US	2	685,563	0	100%	—	0%	97%	3%

Grand Total	268	9,866,969	789,445	80%	20%	8%	52%	48%

	Total Annual Production (in
	tons) for year ended December 31
				Number of years of production
Region	2003	2002	2001	available at December 31, 2002

Mideast	64,122	67,223	73,814	63.0
Northwest	30,434	33,006	30,152	49.4
Southeast	44,569	41,641	40,404	45.8
Southwest	39,305	41,413	41,138	78.2

Total	178,430	183,283	185,508	59.7

Specialty Products

     The Magnesia Specialties business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio, and smaller processing plants in Bridgeport, Connecticut, and Lenoir City, Tennessee. All of these facilities are owned, except Lenoir City, which is leased.

     The Structural Composite Products business leases a 185,000 square foot facility in Sparta, North Carolina, which serves as the assembly and manufacturing hub for the Structural Composite Products business of Martin Marietta Composites.

Other Properties

     The Company’s principal corporate office, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices for its two reportable business segments.

     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2003, the principal properties were believed to be utilized at average productive capacities of approximately 80% and were capable of supporting a higher level of market demand.

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

     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 26 and 27 of the 2003 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on page 41 of the 2003 Annual Report.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

     This Annual Report on Form 10-K and other written reports and oral statements made from time to time by the Company contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. They may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning in connection with future events or future operating or financial performance. Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in other publications may turn out to be wrong.

     Factors that the Company currently believes could cause its actual results to differ materially from those in the forward-looking statements include, but are not limited to, business and economic conditions and trends in the markets the Company serves; the timing or extent of any recovery of the economy; the level and timing of federal and state transportation funding; levels of construction spending in the markets the Company serves; unfavorable weather conditions; fuel costs; transportation costs; competition from new or existing competitors; changes in environmental and other governmental regulations; ability to recognize increased sales and quantifiable savings from internal expansion projects; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability; changes in capital availability or costs; successful development and implementation of the structural composite technological process and strategic products for specific market segments; unanticipated costs or other adverse effects associated with structural composite revenue levels, product pricing, and cost associated with manufacturing ramp up; the financial strength of the structural composite customers and suppliers; business and economic conditions and trends in the trucking and composites industries in various geographic regions; possible disruption in commercial activities related to terrorist activity and armed conflict, such as reduced end-user purchases relative to expectations; the timing and occurrence of events that may be subject to circumstances beyond the Company’s control; and other risk factors listed from time to time in the Company’s filings with the SEC.

     Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Other factors besides those listed may also adversely affect the Company and may be material to the Company. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion of “Competition” on page 12 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29 through 55 of the 2003 Annual Report and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 14 through 17 and pages 26 and 27, respectively, of the Audited Consolidated Financial Statements included in the 2003 Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of March 10, 2004:

		Present Position	Year Assumed	Other Positions and Other Business
Name	Age	at March 10, 2004	Present Position	Experience Within the Last Five Years
Stephen P. Zelnak, Jr.	59	Chairman of the	1997	Vice Chairman of the Board of Directors
		Board of Directors;		(1996-1997)
		President and Chief	1993
		Executive Officer;
		President of Aggregates	1993
		Division

Philip J. Sipling	56	Executive Vice President;	1997	Senior Vice President (1993-1997);
		Chairman of Magnesia	1997	President, Magnesia Specialties
		Specialties Division;		Division (1993-1997)
		Executive Vice President of	1993
		Aggregates Division

		Present Position	Year Assumed	Other Positions and Other Business
Name	Age	at March 10, 2004	Present Position	Experience Within the Last Five Years
Janice K. Henry	52	Treasurer;	2002	Vice President (1994-1998);
		Senior Vice President;	1998	Treasurer (1996-2000)
		Chief Financial Officer	1994

Donald M. Moe	58	Senior Vice President;	2001	Vice President (1999 - 2001)
		Senior Vice President of	1999
		Aggregates Division;
		President-Carolina Division	1996

Jonathan T. Stewart	55	Senior Vice President,	2001	Vice President, Human Resources
		Human Resources		(1993 - 2001)

Roselyn R. Bar	45	Vice President and General	2001	Deputy General Counsel (2001);
		Counsel;		Associate General Counsel (1998-2001)
		Corporate Secretary	1997

Donald J. Easterlin, III	62	Vice President	2002	Vice President, Business Development
				(1994-2002)

Daniel G. Shephard	45	Vice President-Marketing	2002	Vice President and Treasurer (2000-2002)
		and Business Development;		Assistant Treasurer (1996-1999)
		Regional Vice President and	2003
		General Manager - MidAmerica
		Region;
		President of Magnesia	1999
		Specialties Division

Anne H. Lloyd	42	Chief Accounting Officer;	1999
		Vice President and Controller	1998

David S. Watterson	43	Vice President and Chief	2003	Vice President, Information Services
		Information Officer		(1999-2003)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 56 of the 2003 Annual Report, and that information is incorporated herein by reference. There were approximately 1,195 holders of record of the Company’s Common Stock, as of March 10, 2004.

Recent Sales of Unregistered Securities

     None.

ITEM 6.      SELECTED FINANCIAL DATA

     The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 57 of the 2003 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29 through 55 of the 2003 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook 2004” on pages 42 and 43 of the 2003 Annual Report is not incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” on pages 54 and 55 of the 2003 Annual Report, and that information is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” on pages 10 through 56 of the 2003 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.   CONTROLS AND PROCEDURES

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2003.

     For these purposes, “disclosure controls and procedures” are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s internal controls are procedures designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use, and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

     The Company’s management, including the CEO and CFO, does not expect that the Company’s control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Included among the Exhibits to this Annual Report on Form 10-K are forms of “Certifications” of the Company’s CEO and CFO as required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certifications refer to this evaluation of the Company’s disclosure policies and procedures. The information in this section should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required in response to this Item 10 is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2003 (the “2004 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I on pages 21 and 22 of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” on page 18 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Corporate Governance Matters,” “Report of the Management Development and Compensation Committee on Executive Compensation,” “Comparison of Cumulative Total Return, Martin Marietta Materials, Inc., S&P 500, and S&P Materials Indices,” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s 2004 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2004 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Independent Directors” in the Company’s 2004 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2004 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2003 Annual Report, are incorporated by reference into Item 8 on page 23 of this Form 10-K. Page numbers refer to the 2003 Annual Report:

Page
Consolidated Statements of Earnings—for years ended December 31, 2003, 2002 and 2001	10
Consolidated Balance Sheets—at December 31, 2003 and 2002	11
Consolidated Statements of Cash Flows—for years ended December 31, 2003, 2002 and 2001	12
Consolidated Statements of Shareholders’ Equity—Balance at December 31, 2003, 2002 and 2001	13
Notes to Financial Statements—	14 through 28

(2)	List of financial statement schedules filed as part of this Form 10-K

	The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(d). The page number refers to this Form 10-K.

	Schedule II - Valuation and Qualifying Accounts	31

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent auditors with respect to the above-referenced financial statements appears on page 9 of the 2003 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent auditors are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits on pages 27 through 30 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b) Reports on Form 8-K

     During the quarter ended December 31, 2003, the Company filed the following current reports on Form 8-K:

Date of Report	Description
October 1, 2003	The Company issued a press release announcing the election of Dennis L. Rediker to the Company’s Board of Directors.

October 30, 2003	The Company issued a press release reporting its financial results for the third quarter and nine months ended September 30, 2003. The Company also provided additional information about Non-GAAP Financial Measures used by the Company, which additional information is also available on the Company’s internet web site.

December 1, 2003	The Company announced the resumption of the stock repurchase program.

(c) Index of Exhibits

Exhibit
No.
3.01
—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

*3.02	—Restated Bylaws of the Company, as amended

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

Exhibit
No.
4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01
—Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02
—Five -Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)

10.03
—Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, as agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2002) (Commission File No. 1-12744)

10.04
—Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.05
—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.06
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.07
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (Commission File No. 1-12744)**

10.08
—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

Exhibit
No.
10.09
—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.10
—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.11
—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.12
—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.13
—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.14
—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

10.15
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.16
—Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (Commission File No. 1-12744)**

10.17
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.18
—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2003

*13.01
—Martin Marietta Materials, Inc. 2003 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2003 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 32)

*31.01	—Certification dated March 12, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated March 12, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated March 12, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.
*32.02	—Certification dated March 12, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2004 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2004 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(d) Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance at	to costs	other			Balance at
	beginning	and	accounts–	Deductions–		end of
Description	of period	expenses	describe	describe		period
	(Amounts in Thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$8,282	$488		$3,574	(a)	$5,196
Inventory valuation allowance	5,659	675		87	(b)	5,990
				191	(c)
				66	(d)

Accumulated amortization of	27,505	5,840		3,556	(c)	28,356
intangible assets				1,433	(e)

Year ended December 31, 2002
Allowance for doubtful accounts	$7,367	$1,082	—	$167	(b)	$8,282
Inventory valuation allowance	6,020	504	—	504	(b)	5,659
				361	(c)
Accumulated amortization of	103,015	6,102	—	803	(c)	27,505
intangible assets				3,423	(e)
				77,386	(f)

Year ended December 31, 2001
Allowance for doubtful accounts	$5,139	$2,173	$950 (g)	$895	(h)	$7,367
Inventory valuation allowance	5,772	591	—	343	(h)	6,020
Accumulated amortization of	75,146	28,393	3,746 (g)	3,095	(e)	103,015
intangible assets				512	(b)
				663	(h)

(a)	Write off of uncollectible accounts against allowance.
(b)	To adjust allowance for change in estimates.
(c)	Divestitures.
(d)	Write off of fully reserved inventory.
(e)	Write off of fully amortized intangible assets.
(f)	Write off of accumulated amortization related to nonamortized goodwill.
(g)	Purchase accounting adjustments.
(h)	Sale of Magnesia Specialties refractories assets.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar

Roselyn R. Bar
Vice President, General Counsel
and Corporate Secretary

Dated: March 15, 2004

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Chairman of the Board, President and Chief Executive Officer	March 15, 2004
/s/ Janice K. Henry Janice K. Henry	Senior Vice President and Chief Financial Officer	March 15, 2004
/s/ Anne H. Lloyd Anne H. Lloyd	Vice President and Chief Accounting Officer	March 15, 2004
/s/ Richard G. Adamson Richard G. Adamson	Director	March 15, 2004
/s/ Marcus C. Bennett Marcus C. Bennett	Director	March 15, 2004
/s/ Sue W. Cole Sue W. Cole	Director	March 15, 2004
/s/ Bobby F. Leonard Bobby F. Leonard	Director	March 15, 2004
/s/ William E. McDonald William E. McDonald	Director	March 15, 2004
/s/ Frank H. Menaker, Jr. Frank H. Menaker, Jr.	Director	March 15, 2004

Signature	Title	Date
/s/ Dennis L. Rediker Dennis L. Rediker	Director	March 15, 2004
/s/ James M. Reed James M. Reed	Director	March 15, 2004
/s/ William B. Sansom William B. Sansom	Director	March 15, 2004
/s/ Richard A. Vinroot Richard A. Vinroot	Director	March 15, 2004

Exhibit
No.
3.01
—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

*3.02	—Restated Bylaws of the Company, as amended

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01
—Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02
—Five -Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)

Exhibit
No.
10.03
—Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, as agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2002) (Commission File No. 1-12744)

10.04
—Martin Marietta Materials, Inc. Amended and Restated Shareholder Value Achievement Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.05
—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.06
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.07
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (Commission File No. 1-12744)**

10.08
—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

10.09
—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.10
—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.11
—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.12
—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.13
—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.14
—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

10.15
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.16
—Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (Commission File No. 1-12744)**

Exhibit
No.
10.17
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.18
—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2003

*13.01
—Martin Marietta Materials, Inc. 2003 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2003 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Auditors for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 32)

*31.01	—Certification dated March 12, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated March 12, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated March 12, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated March 12, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2004 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2004 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K