Form 10-Q
period 2004-03-31
MARTIN MARIETTA MATERIALS INC
filed 2004-05-06
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004

Common Stock, $0.01 par value	48,209,212

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
		(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,780	$125,133
Accounts receivable, net	226,059	234,578
Inventories, net	229,663	213,843
Current deferred income tax benefits	21,633	21,603
Other current assets	32,935	26,362

Total Current Assets	563,070	621,519

Property, plant and equipment	2,222,220	2,205,465
Allowances for depreciation and depletion	(1,183,534)	(1,163,033)

Net property, plant and equipment	1,038,686	1,042,432
Goodwill	580,252	577,586
Other intangibles, net	23,696	25,142
Other noncurrent assets	60,014	63,414

Total Assets	$2,265,718	$2,330,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Bank Overdraft	$12,048	$11,264
Accounts payable	71,411	76,576
Accrued salaries, benefits and payroll taxes	26,670	29,287
Pension and postretirement benefits	38,845	36,176
Accrued insurance and other taxes	39,428	37,927
Income taxes	—	246
Current maturities of long-term debt	988	1,068
Other current liabilities	32,082	27,620

Total Current Liabilities	221,472	220,164
Long-term debt	718,578	717,073
Pension, postretirement and postemployment benefits	45,987	76,917
Noncurrent deferred income taxes	133,636	130,102
Other noncurrent liabilities	55,300	55,990

Total Liabilities	1,174,973	1,200,246
Shareholders’ equity:
Common stock, par value $0.01 per share	481	486
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	411,526	435,412
Accumulated other comprehensive loss	(8,694)	(8,694)
Retained earnings	687,432	702,643

Total Shareholders’ Equity	1,090,745	1,129,847

Total Liabilities and Shareholders’ Equity	$2,265,718	$2,330,093

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands, Except
	Per Share Data)
Net Sales	$307,766	$273,802
Freight and delivery revenues	43,331	40,502

Total revenues	351,097	314,304

Cost of sales	275,204	252,760
Freight and delivery costs	43,331	40,502

Total cost of revenues	318,535	293,262

Gross Profit	32,562	21,042
Selling, general & administrative expenses	31,721	31,005
Research and development	154	58
Other operating (income) and expenses, net	1,226	(1,242)

Loss from Operations	(539)	(8,779)
Interest expense	10,288	10,121
Other nonoperating (income) and expenses, net	(623)	307

Loss from continuing operations before income tax benefit and cumulative effect of change in accounting principle	(10,204)	(19,207)
Income tax benefit	(3,556)	(7,248)

Loss from continuing operations before cumulative effect of change in accounting principle	(6,648)	(11,959)
Discontinued Operations:
Earnings (Loss) on discontinued operations, net of related taxes of $788 and $669 in 2004 and 2003	103	(2,059)

Loss before cumulative effect of change in accounting principle	(6,545)	(14,018)
Cumulative effect of change in accounting for asset retirement obligations, net of related taxes of $4,498	—	(6,874)

Net loss	$(6,545)	$(20,892)

Net Loss Per Common Share:
Basic from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.25)
Discontinued operations	—	(0.04)
Cumulative effect of change in accounting principle	—	(0.14)

	$(0.14)	$(0.43)

Diluted from continuing operations before cumulative effect of change in accounting principle	$(0.14)	$(0.25)
Discontinued operations	—	(0.04)
Cumulative effect of change in accounting principle	—	(0.14)

	$(0.14)	$(0.43)

Dividends Per Share	$0.18	$0.15

Average Number of Common Shares
Outstanding:
Basic	48,332,774	48,890,996

Diluted	48,332,774	48,890,996

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Net loss	$(6,545)	$(20,892)
Cumulative effect of change in accounting principle	—	6,874

Loss before cumulative effect of change in accounting principle	(6,545)	(14,018)
Adjustments to reconcile loss to cash provided by operating activities:
Depreciation, depletion and amortization	33,614	33,443
(Gains) losses on sales of assets	(2,028)	369
Other items, net	(491)	340
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred income taxes	3,504	3,415
Accounts receivable, net	8,519	11,084
Inventories, net	(16,435)	(9,744)
Accounts payable	(5,164)	(8,628)
Other assets and liabilities, net	(31,559)	3,348

Net cash (used for) provided by operating activities	(16,585)	19,609

Investing activities:
Additions to property, plant and equipment	(29,778)	(28,009)
Acquisitions, net	(5,567)	(8,905)
Proceeds from divestitures	11,925	6,158

Net cash used for investing activities	(23,420)	(30,756)

Financing activities:
Net principal (repayments of) borrowings on long-term debt	(560)	24,841
Dividends paid	(8,668)	(7,327)
Loans payable	—	(1,837)
Change in bank overdraft	784	(2,478)
Issuances of common stock	1,116	—
Repurchases of common stock	(25,020)	—

Net cash (used for) provided by financing activities	(32,348)	13,199

Net (decrease) increase in cash and cash equivalents	(72,353)	2,052
Cash and cash equivalents, beginning of period	125,133	14,498

Cash and cash equivalents, end of period	$52,780	$16,550

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,537	$4,757
Net income tax payments (refunds)	$1,449	$(3,747)

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2004 are not indicative of the results to be expected for the full year.

In 2004 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included net sales of $1.1 million and $9.5 million and a pretax gain of $0.9 million and a pretax loss of $1.4 million for the quarter ended March 31, 2004 and 2003, both respectively. The discontinued operations included a pretax gain on disposal of $0.8 million for the quarter ended March 31, 2004 and a pretax loss on disposal of $0.4 million for the quarter ended March 31, 2003.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Inventories

	March 31,	December 31,
	2004	2003
	(Dollars in Thousands)
Finished products	$196,534	$183,479
Product in process and raw materials	15,400	12,535
Supplies and expendable parts	24,537	23,819

	236,471	219,833
Less allowances	(6,808)	(5,990)

Total	$229,663	$213,843

3.	Goodwill

The following shows changes in goodwill from December 31, 2003 to March 31, 2004 (dollars in thousands):

Balance at December 31, 2003	$577,586
Acquisitions	4,384
Amounts allocated to divestitures	(1,718)

Balance at March 31, 2004	$580,252

4.	Long-Term Debt

	March 31,	December 31,
	2004	2003
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,779	$249,773
5.875% Notes, due 2008	214,226	212,251
6.9% Notes, due 2007	124,978	124,976
7% Debentures, due 2025	124,268	124,265
Acquisition notes, interest rates ranging from 3.79% to 9.00%	5,069	5,916
Other notes	1,246	960

	719,566	718,141
Less current maturities	(988)	(1,068)

Total	$718,578	$717,073

The carrying values of the notes due in 2008 include $3,906,000 and $1,437,000 at March 31, 2004 and December 31, 2003, respectively, for the value of interest rate swaps.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the first three months was 34.8% in 2004 and 37.7% in 2003. The Corporation’s combined overall effective tax rate for continuing and discontinued operations was 29.7% and 31.9% for the quarters ended March 31, 2004 and 2003, respectively. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings and earnings from nonconsolidated investments.

6.	Pension and Postretirement Benefits

The net periodic benefit cost for pension and postretirements benefits for the quarter ended March 31 included the following components (dollars in thousands):

	Pension		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$2,710	$2,487	$187	$187
Interest Cost	3,987	3,957	927	1,105
Expected return on assets	(3,976)	(2,919)	—	—
Amortization of:
Prior service cost	121	166	(324)	(196)
Actuarial loss	460	448	99	58

Total net periodic benefit cost	$3,302	$4,139	$889	$1,154

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted on December 8, 2003. The Act provides a voluntary prescription drug benefit under the Social Security Act, with benefits beginning January 1, 2006. The Act also provides for the government to pay a special subsidy to employers who sponsor retiree prescription drug plans, provided certain conditions are met. The Corporation offers prescription drug coverage to its retirees as part of its postretirement benefits. As allowed by Financial Staff Position No. FAS 106-1, the Corporation has elected to defer reflecting any adjustment related to the impact of the Act in its accumulated postretirement benefit obligation.

7.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors which are accounted for under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and loss per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(6,545)	$(20,892)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	309	297
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,302)	(1,185)

Pro forma net loss	$(7,538)	$(21,780)

Loss per share:
Basic-as reported	$(0.14)	$(0.43)

Basic-pro forma	$(0.16)	$(0.45)

Diluted-as reported	$(0.14)	$(0.43)

Diluted-pro forma	$(0.16)	$(0.45)

9.	Accounting Changes

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interest entities (“VIEs”), including joint ventures, limited liability corporations and equity investments. A VIE is an entity that has insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties and in which the investor does not have a controlling interest. Under FIN 46, consolidation of a VIE is required by the investor that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s residual returns, or both. FIN 46 was effective as of March 31, 2004 for the Corporation. The adoption of FIN 46 did not have a material to the Corporation’s financial position or results of operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Accounting Changes (Continued)

In March 2004, the FASB issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed Statement would require all forms of share-based payments to employees, including employee stock options, to be recognized as compensation expense. The expense of the awards would generally be measured at fair value at the grant date. The proposed Statement would be effective January 1, 2005 for the Corporation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and specialty products. The Corporation’s net sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 351 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The specialty products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry and structural composite products used in a wide variety of industries.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $307.8 million compared to 2003 first quarter net sales of $273.8 million. Consolidated loss from operations for the quarter was $0.5 million as compared to $8.8 million in the first quarter 2003. Interest expense increased 2% to $10.3 million for the first quarter 2004. Consolidated loss from continuing operations before the cumulative effect of a change in accounting principle for the quarter was $6.6 million, or $0.14 per diluted share, in 2004 compared to $12.0 million, or $0.25 per diluted share, in the first quarter 2003.

The Corporation had an after-tax gain on discontinued operations of $0.1 million in the first quarter of 2004 compared to an after-tax loss of $2.1 million in the first quarter of 2003.

During the first quarter 2003, the Corporation recorded a $6.9 million, or $0.14 per diluted share, net charge as the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. The consolidated net loss for the first quarter was $6.5 million, or $0.14 per diluted share, in 2004 as compared to $20.9 million, or $0.43 per diluted share, in 2003.

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
(Continued)

The following tables present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings (loss) from operations data for the Corporation and each of its segments for the three months ended March 31, 2004 and 2003. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

Earnings (loss) from operations include research and development expense. This expense for the Corporation was $0.2 million and $0.1 million for the quarters ended March 31, 2004 and 2003, respectively.

	Three Months Ended
	March 31
	2004		2003
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Aggregates	$281,328	100.0	$253,911	100.0
Specialty Products	26,438	100.0	19,891	100.0

Total	$307,766	100.0	$273,802	100.0

Gross profit:
Aggregates	$28,351	10.1	$19,830	7.8
Specialty Products	4,211	15.9	1,212	6.1

Total	$32,562	10.6	$21,042	7.7

Selling, general & administrative expenses:
Aggregates	$29,203	10.4	$28,856	11.4
Specialty Products	2,518	9.5	2,149	10.8

Total	$31,721	10.3	$31,005	11.3

Other operating (income) and expenses, net:
Aggregates	$867	0.3	$(1,312)	(0.5)
Specialty Products	359	1.4	70	(0.4)

Total	$1,226	0.4	$(1,242)	(0.5)

Loss (Earnings) from operations:
Aggregates	$(2,067)	(0.7)	$(7,784)	(3.1)
Specialty Products	1,528	5.8	(995)	(5.0)

Total	$(539)	(0.2)	$(8,779)	(3.2)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
(Continued)

Net sales for the Aggregates division were $281.3 million for the first quarter 2004 compared to $253.9 million for the first quarter 2003. The increase resulted from more favorable operating conditions as compared to the poor weather conditions experienced in the first quarter of 2003. Additionally, highway and residential demand increased, which resulted in strong shipments across the Southeast, particularly North Carolina, South Carolina and Georgia, and in the Midwest. Overall, heritage aggregates shipments increased 10.1 percent and average sales price at heritage aggregates operations increased 2.6 percent, both over the prior year quarter. In addition to increased shipments, cost of sales was positively affected by an 8 percent increase in production at heritage aggregates locations. This was partially offset by higher losses incurred in the road paving business. Gross margin for the division was 10.1 percent in 2004 compared with 7.8 percent in the year-earlier period.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	March 31, 2004
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Operations (2)	10.1%	2.6%
Aggregates division (3)	8.3%	2.2%

	Three Months Ended
	March 31
	2004	2003
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	36,857	33,485
Acquisitions	—	—
Divestitures(4)	23	580

Aggregates Division (3)	36,880	34,065

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

During the quarter ended March 31, 2004, the Corporation recorded expenses of $2.3 million for a change in estimate primarily related to disputed charges in its Louisiana road paving business. These expenses increased the net loss for the quarter by $0.03 per diluted share. During the quarter ended March 31, 2003, the Corporation decreased its accrual for incurred but not reported claims related to its self-insurance health benefits provided to its employees. The change in estimate was based on the Corporation’s recent claims experience and increased net income for the quarter by $1.1 million, or $0.02 per diluted share.

During the quarter ended March 31, 2004, the Corporation incurred receivable losses of $0.7 million, which is included in other operating income and expenses, net. During the quarter ended March 31, 2003, the Corporation wrote off bad debts against its allowance for doubtful accounts and had a gain on receivables of $0.1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
(Continued)

Selling, general and administrative expenses as a percentage of net sales for the Aggregates division decreased slightly for the quarter as compared to 2003. In addition to reduced overhead resulting from the management restructuring of the Aggregates business, pension costs decreased in 2004, principally as a result of the $32 million contribution to the pension plan made during the quarter. The Aggregates division’s loss from operations was $2.1 million in the first quarter of 2004 as compared to $7.8 million in the first quarter of 2003.

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

Specialty Products’ first quarter net sales of $26.4 million increased 32.9% when compared to net sales of $19.9 million in the year-earlier period. The increase reflects strong lime sales to the steel industry and increased chemicals sales to a variety of end users. Earnings from operations for the first quarter were $1.5 million for 2004 as compared to a loss from operations of $1.0 million in 2003. Specialty Products results include a $1.7 million pretax loss in the Structural Composites business for the quarter ended March 31, 2004 as the Corporation continues to bring the new production facility on line.

Other nonoperating income and expenses, net, for the quarter ended March 31, was $0.6 million in income in 2004 compared with an expense of $0.3 million in 2003. In addition to other offsetting amounts, other nonoperating income and expenses, net, is comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES Net cash used for operating activities during the three months ended March 31, 2004 was $16.6 million compared with $19.6 million provided by operating activities in the comparable period of 2003. Operating cash flow is generally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. In the quarter ended March 31, 2004, the Corporation made a voluntary $32 million contribution to its pension plan, which reduced operating cash flow. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31
	2004	2003
Depreciation	$30.9	$31.1
Depletion	1.2	0.7
Amortization	1.5	1.6

	$33.6	$33.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
(Continued)

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2003 net cash provided by operating activities was $277.2 million, compared with $19.6 million provided by operations in the first quarter of 2003.

First quarter capital expenditures, exclusive of acquisitions, were $29.8 million in 2004 and $28.0 million in 2003. Comparable full-year capital expenditures were $120.6 million in 2003.

In 2004, the Corporation continued its common stock repurchase plan and, for the quarter ended March 31, 2004, repurchased 521,600 shares at an aggregate cost of $25.0 million.

The Corporation continues to rely upon internally generated funds and access to capital markets, including its revolving credit agreement and a cash management facility, to meet its liquidity requirements, finance its operations and fund its capital requirements.

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2004.

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

Contractual Obligations

In 2004, the Corporation entered into new equipment operating leases with aggregate future commitments of $6.9 million. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 9 to the Consolidated Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
(Continued)

OUTLOOK 2004 The outlook for the Aggregates business for the remainder of 2004 is somewhat more positive than previous guidance. While uncertainty will exist until a federal highway bill is finalized and state construction spending priorities are set, management believes that the successor bill will be larger than the current program. Residential construction spending is expected to be essentially flat. Commercial construction spending, while beginning to recover in some areas in the United States, is not expected to improve significantly until later this year or, more likely, 2005. Management expects aggregates shipments volume to increase 2.5 percent to 4 percent and aggregates pricing to increase 2 percent to 3 percent. Management currently expects net earnings per diluted share for 2004 to range from $2.37 to $2.62. Second quarter 2004 earnings per diluted share are expected to range from $0.85 to $0.97. The volatility of energy prices, state construction spending priorities and the degree of commercial construction recovery are the significant factors that will affect the Corporation’s performance within the earnings range.

The Corporation outlined the risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Current levels of commercial construction activity may be more negatively affected if economic conditions deteriorate. Also, levels of residential construction spending are particularly sensitive to changes in interest rates. A significant increase in rates could affect the level of residential construction spending.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
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
For the Quarter Ended March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2004 and 2003
(Continued)

INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003, by writing to:

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
For the Quarter Ended March 31, 2004

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; interest rate swaps; any outstanding commercial paper obligations; and defined benefit pension plans.

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

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in the fair value of the Swaps or the debt. At March 31, 2004, the fair value of the Swaps is $3.9 million.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. The hypothetical change in interest rates of 1% would change annual interest expense by $1 million and also change the fair value of the debt covered by the Swaps by approximately $5 million.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2004, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

Pension Expense. The Corporation sponsors noncontributory defined benefit pension plans which cover substantially all employees. Therefore, the Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. The selection of the discount rate is based on the yields on high quality, fixed income investments. The selection of the expected long-term rate of return on assets is based on general market conditions and related returns on a portfolio of investments. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

Aggregate Interest Rate Risk. The pension expense for 2004 is calculated based on assumptions selected at December 31, 2003. Therefore, interest rate risk in 2004 is limited to the potential effect related to the interest rate swaps and outstanding commercial paper. Assuming no commercial paper is outstanding, which is consistent with the March 31, 2004 balance, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

CHANGES IN SECURITIES

Effective May 4, 2004, the Corporation amended (the “Amendment”) the Rights Agreement dated as of October 21, 1996 (the “Rights Agreement”) by and between the Corporation and Wachovia Bank, National Association (as successor to First Union National Bank of North Carolina), as Rights Agent, to delete the term “Continuing Director” in its entirety from the Rights Agreement and, consistent therewith, and remove from the Rights Agreement all reference to decision-making by the “Continuing Directors.” As a result of the Amendment, all decision-making is vested in the Board of Directors.

The foregoing description of Amendment No. 1 to the Rights Agreement is qualified in its entirety by reference to Amendment No. 1 to the Rights Agreement, attached hereto and filed herewith as Exhibit 10.01.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2004 – January 31, 2004	307,600	$48.79	307,600	5,327,800
February 1, 2004 – February 29, 2004	175,100	$46.36	175,100	5,152,700
March 1, 2004 – March 31, 2004	38,900	$48.64	38,900	5,113,800

Total	521,600	$47.97	521,600	5,113,800

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

PART II-OTHER INFORMATION
(Continued)

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2004.

Item 5. Other Information.

On January 28, 2004, the Corporation announced that it will release its financial results for the fourth quarter and full year ended December 31, 2003 on February 4, 2004.

On January 30, 2004, the Corporation announced that the Board of Directors had declared a regular quarterly cash dividend of $0.18 per share of the Corporation’s common stock. The dividend, which represents a cash dividend of $0.72 per share on an annualized basis, was payable March 31, 2004, to shareholders of record at the close of business on March 1, 2004.

On February 4, 2004, the Corporation reported its financial results for the fourth quarter and full year ended December 31, 2003.

On May 4, 2004, the Corporation reported financial results for the first quarter ended March 31, 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

PART II-OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
No.	Document
10.01	Amendment No. 1 to the Rights Agreement

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter ended March 31, 2004 and 2003

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, the Corporation filed the following current reports on Form 8-K:

Date of Report	Description
February 4, 2004	The Corporation issued a press release reporting its financial results for the fourth quarter and full year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 6, 2004	By:	/s/ JANICE K. HENRY
Janice K. Henry
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the quarter ended March 31, 2004

EXHIBIT INDEX

Exhibit No.	Document
10.01	Amendment No. 1 to the Rights Agreement

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter Ended March 31, 2004 and 2003

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 6, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002