Form 10-Q
period 2004-06-30
MARTIN MARIETTA MATERIALS INC
filed 2004-08-09
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004

Common Stock, $0.01 par value	48,224,655

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,802	$125,133
Accounts receivable, net	259,889	234,578
Inventories, net	228,724	213,843
Current deferred income tax benefits	21,664	21,603
Other current assets	20,796	26,362

Total Current Assets	616,875	621,519

Property, plant and equipment	2,242,291	2,205,465
Allowances for depreciation and depletion	(1,201,234)	(1,163,033)

Net property, plant and equipment	1,041,057	1,042,432
Goodwill	578,431	577,586
Other intangibles, net	20,479	25,142
Other noncurrent assets	56,118	63,414

Total Assets	$2,312,960	$2,330,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Bank Overdraft	$11,011	$11,264
Accounts payable	77,482	76,576
Accrued salaries, benefits and payroll taxes	31,080	29,287
Pension and postretirement benefits	9,045	36,176
Accrued insurance and other taxes	43,194	37,927
Income taxes	—	246
Current maturities of long-term debt	956	1,068
Other current liabilities	26,266	27,620

Total Current Liabilities	199,034	220,164

Long-term debt	713,238	717,073
Pension, postretirement and postemployment benefits	78,761	76,917
Noncurrent deferred income taxes	137,762	130,102
Other noncurrent liabilities	56,077	55,990

Total Liabilities	1,184,872	1,200,246

Shareholders’ equity:
Common stock, par value $0.01 per share	482	486
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	412,821	435,412
Accumulated other comprehensive loss	(8,694)	(8,694)
Retained earnings	723,479	702,643

Total Shareholders’ Equity	1,128,088	1,129,847

Total Liabilities and Shareholders’ Equity	$2,312,960	$2,330,093

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)
	(Unaudited)
Net Sales	$415,354	$400,259	$721,657	$673,142
Freight and delivery revenues	55,249	54,598	98,222	94,972

Total revenues	470,603	454,857	819,879	768,114

Cost of sales	311,723	301,692	585,312	553,183
Freight and delivery costs	55,249	54,598	98,222	94,972

Total cost of revenues	366,972	356,290	683,534	648,155

Gross Profit	103,631	98,567	136,345	119,959
Selling, general & administrative expenses	32,929	28,852	64,650	59,857
Research and development	181	112	335	170
Other operating (income) and expenses, net	(2,739)	749	(1,513)	(494)

Earnings from Operations	73,260	68,854	72,873	60,426
Interest expense	10,743	10,883	21,031	21,004
Other nonoperating (income) and expenses, net	(490)	811	(1,082)	1,124

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	63,007	57,160	52,924	38,298
Income tax expense	18,565	18,198	15,056	12,300

Earnings from continuing operations before cumulative effect of change in accounting principle	44,442	38,962	37,868	25,998
Discontinued Operations:
Earnings from (loss on) discontinued operations, net of related tax expense (benefit) of $345, $410, $1,086 and $(271) respectively	273	688	302	(366)

Earnings before cumulative effect of change in accounting principle	44,715	39,650	38,170	25,632
Cumulative effect of change in accounting for asset retirement obligations, net of related taxes of $4,498	—	—	—	(6,874)

Net earnings	$44,715	$39,650	$38,170	$18,758

Net Earnings Per Common Share:
Basic from continuing operations before cumulative effect of change in accounting principle	$0.92	$0.80	$0.79	$0.53
Discontinued operations	0.01	0.01	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	(0.14)

	$0.93	$0.81	$0.79	$0.38

Diluted from continuing operations before cumulative effect of change in accounting principle	$0.91	$0.80	$0.78	$0.53
Discontinued operations	0.01	0.01	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	(0.14)

	$0.92	$0.81	$0.78	$0.38

Dividends Per Share	$0.18	$0.18	$0.36	$0.33

Average Number of Common Shares Outstanding:
Basic	48,210,140	48,905,591	48,271,457	48,898,334

Diluted	48,570,644	49,111,046	48,679,599	49,084,931

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$38,170	$18,758
Cumulative effect of change in accounting principle	—	6,874

Earnings before cumulative effect of change in accounting principle	38,170	25,632
Adjustments to reconcile earnings to cash provided by operating activities:
Depreciation, depletion and amortization	66,802	68,050
(Gains) losses on sales of assets	(3,571)	688
Other items, net	99	656
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred income taxes	7,599	7,514
Accounts receivable, net	(25,311)	(63,030)
Inventories, net	(17,575)	197
Accounts payable	907	2,364
Other assets and liabilities, net	(15,224)	18,945

Net cash provided by operating activities	51,896	61,016

Investing activities:
Additions to property, plant and equipment	(70,337)	(56,650)
Acquisitions, net	(5,567)	(8,616)
Proceeds from divestitures, net	26,106	6,196

Net cash used for investing activities	(49,798)	(59,070)

Financing activities:
Net principal (repayments of) borrowings on long-term debt	(712)	9,842
Change in bank overdraft	(253)	(4,532)
Proceeds from termination of interest rate swaps	—	12,581
Dividends paid	(17,335)	(16,121)
Loans payable	—	(1,222)
Repurchases of common stock	(25,020)	—
Issuance of common stock	1,891	185

Net cash (used in) provided by financing activities	(41,429)	733

Net (decrease) increase in cash and cash equivalents	(39,331)	2,679
Cash and cash equivalents, beginning of period	125,133	14,498

Cash and cash equivalents, end of period	$85,802	$17,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,228	$24,026
Net income tax payments (refunds)	$3,192	$(2,338)
Noncash investing and financing activities:
Notes receivable issued in connection with divestitures	$—	$9,512

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2004 are not indicative of the results to be expected for the full year.

In 2004 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included net sales of $0.4 million and $16.3 million and a pretax gain of $0.6 million and $1.1 million for the quarters ended June 30, 2004 and 2003, both respectively. The discontinued operations included a pretax gain on disposal of $0.6 million and $0.3 million for the quarters ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, the discontinued operations included net sales of $3.0 million and $26.8 million in 2004 and 2003, respectively, and a pretax gain of $1.4 million in 2004 and a pretax loss of $0.6 million in 2003. The pretax gain for the six months ended June 30, 2004 included gains on disposals of $1.4 million. There was no net gain or loss on disposals for the six months ended June 30, 2003.

Effective January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires the recognition of the fair value of a legally enforceable liability representing an asset retirement obligation in the period in which it is incurred. A corresponding amount is capitalized as part of the asset’s carrying amount. The asset retirement obligation is recorded at the acquisition date of a long-lived tangible asset if the fair value can be reasonably estimated. The Corporation incurs reclamation obligations as part of its aggregates mining process. The cumulative effect of adopting FAS 143, which was recorded as of January 1, 2003, was a charge of $6.9 million, or $0.14 per diluted share, which is net of a $4.5 million income tax benefit. Subsequent to the adoption, the Corporation is incurring depreciation and accretion expenses, which are included in other operating income and expenses, net.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported net earnings or financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Inventories

	June 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Finished products	$195,677	$183,479
Product in process and raw materials	13,918	12,535
Supplies and expendable parts	24,588	23,819

	234,183	219,833
Less allowances	(5,459)	(5,990)

Total	$228,724	$213,843

3.	Goodwill

The following shows changes in net goodwill (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Balance at beginning of period	$580,252	$577,586
Acquisitions	—	4,384
Amounts allocated to divestitures	(1,821)	(3,539)

Balance at end of period	$578,431	$578,431

4.	Long-Term Debt

	June 30,	December 31,
	2004	2003
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,786	$249,773
5.875% Notes, due 2008	208,994	212,251
6.9% Notes, due 2007	124,979	124,976
7% Debentures, due 2025	124,271	124,265
Acquisition notes, interest rates ranging from 3.79% to 9.00%	4,952	5,916
Other notes	1,212	960

	714,194	718,141
Less current maturities	(956)	(1,068)

Total	$713,238	$717,073

The carrying values of the notes due in 2008 include $9,522,000 and $12,830,000 at June 30, 2004 and December 31, 2003, respectively, for the value of interest rate swaps.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the first six months was 28.4% in 2004 and 32.1% in 2003. The Corporation’s combined overall effective tax rate for continuing and discontinued operations was 29.7% and 31.9% for the six months ended June 30, 2004 and 2003, respectively. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves and foreign operating earnings.

6.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirements benefits for the quarter ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$2,321	$2,068	$161	$158
Interest Cost	3,453	3,291	861	933
Expected return on assets	(3,543)	(2,427)	—	—
Amortization of:
Prior service cost	133	138	(307)	(165)
Actuarial loss	290	373	88	48

Total net periodic benefit cost	$2,654	$3,443	$803	$974

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirements benefits for the six months ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$5,211	$4,555	$339	$345
Interest Cost	7,752	7,248	1,815	2,038
Expected return on assets	(7,956)	(5,346)	—	—
Amortization of:
Prior service cost	300	304	(647)	(361)
Actuarial loss	652	821	185	106

Total net periodic benefit cost	$5,959	$7,582	$1,692	$2,128

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted on December 8, 2003. The Act provides a voluntary prescription drug benefit under the Social Security Act, with benefits beginning January 1, 2006. The Act also provides for the government to pay a special subsidy to employers who sponsor retiree prescription drug plans, provided certain conditions are met. The Corporation offers prescription drug coverage to its retirees as part of its postretirement benefits. As allowed by Financial Staff Position No. FAS 106-1 (“FSP 106-1”), the Corporation has elected to defer reflecting any adjustment related to the impact of the Act in its accumulated postretirement benefit obligation until July 1, 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings, as reported	$44,715	$39,650	$38,170	$18,758
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	308	335	616	632
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,298)	(1,223)	(2,599)	(2,408)

Pro forma net earnings	$43,725	$38,762	$36,187	$16,982

Earnings per share:
Basic-as reported	$0.93	$0.81	$0.79	$0.38

Basic-pro forma	$0.91	$0.79	$0.75	$0.35

Diluted-as reported	$0.92	$0.81	$0.78	$0.38

Diluted-pro forma	$0.90	$0.79	$0.74	$0.35

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Accounting Changes

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interest entities (“VIEs”), including joint ventures, limited liability corporations and equity investments. A VIE is an entity that has insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties and in which the investor does not have a controlling interest. Under FIN 46, consolidation of a VIE is required by the investor that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s residual returns, or both. FIN 46 was effective as of March 31, 2004 for the Corporation. The adoption of FIN 46 was not material to the Corporation’s financial position or results of operations.

In March 2004, the FASB issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed Statement would require all forms of share-based payments to employees, including employee stock options, to be recognized as compensation expense. If adopted in the form of the proposal, the expense of the awards would generally be measured at fair value at the grant date, and the Statement would be effective January 1, 2005 for the Corporation.

In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), which supercedes FSP 106-1. FSP 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Corporation adopted FSP 106-2 on July 1, 2004. The adoption is expected to reduce 2004 postretirement health care expense by approximately $0.2 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and specialty products. The Corporation’s net sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 348 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The specialty products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry and structural composite products used in a wide variety of industries.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

RESULTS OF OPERATIONS

Quarter Ended June 30

Consolidated net sales for the quarter were $415.4 million compared to 2003 second quarter net sales of $400.3 million. Consolidated earnings from operations for the quarter were $73.3 million as compared to $68.9 million in the second quarter 2003. Interest expense decreased 1% to $10.7 million for the second quarter 2004. Other nonoperating income and expenses, net, was income of $0.5 million in 2004 compared to a net expense of $0.8 million in the prior year. Consolidated after-tax earnings from continuing operations for the quarter were $44.4 million, or $0.91 per diluted share, compared to $39.0 million, or $0.80 per diluted share, in the second quarter 2003.

In 2004 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included net sales of $0.4 million and $16.3 million and a pretax gain of $0.6 million and $1.1 million for the quarters ended June 30, 2004 and 2003, both respectively. The discontinued operations included a pretax gain on disposal of $0.6 million and $0.3 million for the quarters ended June 30, 2004 and 2003, respectively.

Net earnings for the quarter ended June 30 were $44.7 million, or $0.92 per diluted share, in 2004 and $39.7 million, or $0.81 per diluted share, in 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

The following tables present net sales, gross profit, selling, general and administrative expenses, other operating income and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended June 30, 2004 and 2003. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

Earnings from operations include research and development expense. This expense for the Corporation was $0.2 million and $0.1 million for the quarters ended June 30, 2004 and 2003, respectively.

	Three Months Ended
	June 30
	2004		2003
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Aggregates	$386,749	100.0	$378,217	100.0
Specialty Products	28,605	100.0	22,042	100.0

Total	$415,354	100.0	$400,259	100.0

Gross profit:
Aggregates	$98,067	25.4	$95,131	25.2
Specialty Products	5,564	19.5	3,436	15.6

Total	$103,631	25.0	$98,567	24.6

Selling, general & administrative expenses:
Aggregates	$30,303	7.8	$26,622	7.0
Specialty Products	2,626	9.2	2,230	10.1

Total	$32,929	7.9	$28,852	7.2

Other operating (income) and expenses, net:
Aggregates	$(3,192)	(0.8)	$490	0.1
Specialty Products	453	1.6	259	1.2

Total	$(2,739)	(0.7)	$749	0.2

Earnings from operations:
Aggregates	$70,956	18.3	$68,018	18.0
Specialty Products	2,304	8.1	836	3.8

Total	$73,260	17.6	$68,854	17.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

Net sales for the Aggregates division were $386.7 million for the second quarter 2004 compared to $378.2 million for the second quarter 2003. Heritage aggregates shipments increased 2.2 percent and average sales price at heritage aggregates operations increased 1.7 percent, both over the prior year quarter. Strong shipments and pricing in the Carolinas and Georgia supported the sales growth overcoming weak performance in the Southwest operations. Near record-setting rainfall during the quarter in the Texas, Arkansas, Oklahoma, and Louisiana areas, coupled with significant rail transportation shortages in Texas and parts of the Southeast, significantly depressed shipment volume. Offshore operations in the Bahamas and Nova Scotia made a positive contribution to earnings compared with the prior year, as did the MidAtlantic Region. The positive results in the Southeast included the absorption of the impact of rail and water transportation shortages and cement shortages.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	June 30, 2004
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Operations (2)	2.2%	1.7%
Aggregates division (3)	0.2%	1.5%

	Three Months Ended
	June 30
	2004	2003
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	51,776	50,677
Acquisitions	—	—
Divestitures (4)	95	1,101

Aggregates Division (3)	51,871	51,778

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

Selling, general and administrative expenses as a percentage of net sales for the Aggregates division was 7.8% for the second quarter 2004 as compared to 7.0% in the prior year quarter. The increase from $26.6 million to $30.3 million is primarily due to increased incentive compensation costs related to profitability improvement and regulatory compliance costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

Other operating income and expenses, net, includes accretion and depreciation expenses related to asset retirement obligations, rental and royalties income, and gains and losses related to receivables, fixed assets and other operating assets. For the quarter ended June 30, other operating income and expenses, net, for the Aggregates division was income of $3.2 million as compared to a net expense of $0.5 million in 2003. The improvement is due to gains on sales of assets and changes in estimated accruals, including those related to disputed charges in the Shreveport, Louisiana road paving business. Additionally, the Corporation had certain losses related to machinery and equipment in the quarter ended June 30, 2003.

The Aggregates division’s earnings from operations were $71.0 million in the second quarter of 2004 as compared to $68.0 million in the second quarter of 2003.

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

Specialty Products’ second quarter net sales of $28.6 million increased 30% when compared to net sales of $22.1 million in the year-earlier period. The increase reflects strong lime sales to the steel industry and increased chemicals sales to a variety of end users. Earnings from operations for the second quarter were $2.3 million for 2004 as compared to $0.8 million in 2003. Specialty Products results include a $2.3 million and $1.2 million loss from operations in the Structural Composites business for the quarters ended June 30, 2004 and 2003, respectively, as the Corporation continues to build its capabilities in this new area.

In addition to other offsetting amounts, other nonoperating income and expenses, net, is comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. For the quarter ended June 30, the Corporation recognized income of $0.5 million in 2004 compared with an expense of $0.8 million in 2003. The improvement in 2004 reflects increased earnings from an equity investment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

Six Months Ended June 30

Consolidated net sales for the first six months of 2004 were $721.7 million compared to $673.1 million for the year-earlier period. On a year-to-date basis, consolidated earnings from operations were $72.9 million in 2004 compared with $60.4 million in 2003. Other nonoperating income and expenses, net, was income of $1.1 million in 2004 and a net expense of $1.1 million in 2003. Interest expense remained at $21.0 million in 2004. Consolidated earnings from continuing operations for the six months ended June 30 were $37.9 million, or $0.78 per diluted share, in 2004 compared to $26.0 million, or $0.53 per diluted share, in 2003.

For the six months ended June 30, the discontinued operations included net sales of $3.0 million and $26.8 million in 2004 and 2003, respectively, and a pretax gain of $1.4 million in 2004 and a pretax loss of $0.6 million in 2003. The pretax gain for the six months ended June 30, 2004 included gains on disposals of $1.4 million. There was no net gain or loss on disposals for the six months ended June 30, 2003.

For the first six months of 2003, the Corporation recorded a $6.9 million, or $0.14 per diluted share, net charge as the cumulative effect of an accounting change related to the adoption of FAS 143. Consolidated net earnings for the first six months were $38.2 million, or $0.78 per diluted share, in 2004 as compared to $18.8 million, or $0.38 per diluted share, in 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

The following tables present net sales, gross profit, selling, general and administrative expenses, other operating income and expenses, net, and earnings from operations data for the Corporation and each of its segments for the six months ended June 30, 2004 and 2003. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.

Earnings from operations include research and development expense. This expense for the Corporation was $0.3 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively.

	Six Months Ended
	June 30
	2004		2003
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Aggregates	$666,614	100.0	$631,209	100.0
Specialty Products	55,043	100.0	41,933	100.0

Total	$721,657	100.0	$673,142	100.0

Gross profit:
Aggregates	$126,570	19.0	$115,311	18.3
Specialty Products	9,775	17.8	4,648	11.1

Total	$136,345	18.9	$119,959	17.8

Selling, general & administrative expenses:
Aggregates	$59,506	8.9	$55,478	8.8
Specialty Products	5,144	9.3	4,379	10.4

Total	$64,650	9.0	$59,857	8.9

Other operating (income) and expenses, net:
Aggregates	$(2,324)	(0.3)	$(822)	(0.1)
Specialty Products	811	1.5	328	0.8

Total	$(1,513)	(0.2)	$(494)	(0.1)

Earnings from operations:
Aggregates	$69,389	10.4	$60,655	9.6
Specialty Products	3,484	6.3	(229)	(0.5)

Total	$72,873	10.1	$60,426	9.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

During the six months ended June 30, 2004, the Corporation recorded expenses of $1.5 million for a change in estimate primarily related to disputed charges in its Louisiana road paving business. These expenses decreased net earnings for the six months by $0.02 per diluted share. Additionally, the Corporation incurred $1.6 million of receivable losses in the first six months of 2004. The Corporation had an insignificant gain on receivables during the comparable period of 2003.

During the six months ended June 30, 2003, the Corporation decreased its accrual for incurred but not reported claims related to its self-insurance health benefits provided to its employees. The change in estimate was based on the Corporation’s recent claims experience and increased net earnings for the six months by $1.1 million, or $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the six months ended June 30, 2004 was $51.9 million compared with $61.0 million in the comparable period of 2003. Operating cash flow is generally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. In the six months ended June 30, 2004, the Corporation made a voluntary $32 million contribution to its pension plan, which reduced operating cash flow. Additionally, while inventory levels remained relatively flat in 2003, the Corporation built up its inventory levels in 2004 to meet increasing demand. These factors were partially offset by a lower increase in accounts receivable in 2004 as a result of collection efforts. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Depreciation	$30.3	$31.5	$61.2	$62.5
Depletion	1.5	1.7	2.8	2.4
Amortization	1.4	1.4	2.8	3.1

	$33.2	$34.6	$66.8	$68.0

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2003 net cash provided by operating activities was $277.2 million, compared with $61.0 million provided by operations in the first six months of 2003.

First six months capital expenditures, exclusive of acquisitions, were $70.3 million in 2004 and $56.7 million in 2003. Comparable full-year capital expenditures were $120.6 million in 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds will be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2004.

The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “BBB+” by Standard & Poor’s and “A3” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s and “P-2” by Moody’s. In May 2004, Standard and Poor’s lowered its rating on the Corporation’s senior unsecured debt from “A-” to “BBB+”. At the same time, Standard and Poor’s revised its outlook for the Corporation to stable from negative. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at the above-mentioned levels.

Contractual Obligations

In 2004, the Corporation entered into new equipment operating leases with aggregate future commitments of $9.8 million. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 9 to the Consolidated Financial Statements.

TRENDS AND RISKS The Corporation outlined the trends and risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. Management continues to evaluate its exposure to all operating risks on an ongoing basis. However, due to current general economic conditions, adverse exposure to certain operating risks is heightened, including the ability of state and local governments to fund construction and maintenance. Current levels of commercial construction activity may be more negatively affected if economic conditions deteriorate. Also, levels of residential construction spending are particularly sensitive to changes in interest rates. A significant increase in rates could affect the level of residential construction spending.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
(Continued)

The Transportation Equity Act for the 21st Century (“TEA-21”), which was the federal highway bill, expired by its own terms on September 30, 2003. The general provisions of TEA-21 have been retained under continuing resolutions, which have provided federal funding for highways at an annual level of $33.6 billion during the deliberations for a successor bill. The Bush Administration and both the House and Senate have all proposed six-year bills, but the overall proposed funding level varied in each of the proposals. While deliberations continue, there is uncertainty about whether a new bill will pass before the end of the fiscal year ending September 30, 2004. Federal highway funding is expected to continue to operate under a continuing resolution until a successor bill is passed.

OUTLOOK 2004 The outlook for the Aggregates business for the remainder of 2004 is cautiously optimistic. Highway spending will continue to have some uncertainty until a federal highway bill is finalized and state construction spending priorities are set. Federal highway funding has been operating under a continuing resolution since the expiration of the prior bill on September 30, 2003. Residential construction spending is expected to be essentially flat. Commercial construction spending, while beginning to recover in some areas in the United States, is not expected to improve significantly until later this year or, more likely, in 2005. Management expects aggregates shipments volume to increase 2.5 percent to 4 percent and aggregates pricing to increase 2 percent to 3 percent. Management currently expects net earnings per diluted share for 2004 to range from $2.37 to $2.62. Third quarter 2004 earnings per diluted share are expected to range from $0.95 to $1.07. The second half of 2004 will prove more challenging in demonstrating quarter-over-quarter improvement because of the strong second half 2003 performance. Further, the volatility of energy prices, state construction spending priorities, continued rail and water transportation shortages, the degree of commercial construction recovery that also is being affected by the supply of cement, composites performance, and the sale of underperforming assets are the significant factors that will affect the Corporation’s performance within the earnings range.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
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
For the Quarter Ended June 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2004 and 2003
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
For the Quarter Ended June 30, 2004

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

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in the fair value of the Swaps or the debt. At June 30, 2004, the fair value of the Swaps is a liability of $0.8 million.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. A hypothetical decrease in interest rates of 1% would decrease annual interest expense by $1 million and also increase the fair value of the debt covered by the Swaps by approximately $5 million. A hypothetical increase in interest rates of 1% would increase annual interest expense by $1 million and also decrease the fair value of the debt covered by the Swaps by approximately $3 million.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At June 30, 2004, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

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

Aggregate Interest Rate Risk. The pension expense for 2004 is calculated based on assumptions selected at December 31, 2003. Therefore, interest rate risk in 2004 is limited to the potential effect related to the interest rate swaps and outstanding commercial paper. Assuming no commercial paper is outstanding, which is consistent with the June 30, 2004 balance, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 29, 2004, the shareholders of Martin Marietta Materials, Inc.:

(a)	Elected Marcus C. Bennett and Dennis L. Rediker to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2007. The following table sets forth the votes for each director.

	Votes Cast For	Withheld
Marcus C. Bennett	37,083,625	6,018,285
Dennis L. Rediker	42,637,020	464,890

Item 5. Other Information.

On May 4, 2004, the Corporation reported financial results for the first quarter ended March 31, 2004.

On May 26, 2004, the Corporation announced that the Board of Directors had declared a quarterly cash dividend of $0.18 per common share payable on June 30, 2004 to shareholders of record at the close of business on June 2, 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

PART II-OTHER INFORMATION
(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Document
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter and Six Months ended June 30, 2004 and 2003

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Corporation filed the following current reports on Form 8-K:

Date of Report	Description
May 4, 2004	The Corporation issued a press release reporting its financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: August 9, 2004	By:	/s/ JANICE K. HENRY
Janice K. Henry
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the quarter ended June 30, 2004

EXHIBIT INDEX

Exhibit No.	Document
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter and Six Month Ended June 30, 2004 and 2003

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 9, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002