Form 10-Q
period 2004-09-30
MARTIN MARIETTA MATERIALS INC
filed 2004-11-09
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004

Common Stock, $0.01 par value	48,023,796

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,477	$125,133
Accounts receivable, net	286,024	234,578
Inventories, net	208,690	213,843
Current deferred income tax benefits	28,742	21,603
Other current assets	21,047	26,362

Total Current Assets	679,980	621,519

Property, plant and equipment	2,270,304	2,205,465
Allowances for depreciation and depletion	(1,225,414)	(1,163,033)

Net property, plant and equipment	1,044,890	1,042,432
Goodwill	577,076	577,586
Other intangibles, net	19,703	25,142
Other noncurrent assets	66,568	63,414

Total Assets	$2,388,217	$2,330,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$5,750	$11,264
Accounts payable	89,940	76,576
Accrued salaries, benefits and payroll taxes	29,642	29,287
Pension and postretirement benefits	4,305	36,176
Accrued insurance and other taxes	45,553	37,927
Income taxes	9,413	246
Current maturities of long-term debt	963	1,068
Other current liabilities	35,183	27,620

Total Current Liabilities	220,749	220,164

Long-term debt	714,955	717,073
Pension, postretirement and postemployment benefits	87,260	76,917
Noncurrent deferred income taxes	141,792	130,102
Other noncurrent liabilities	55,935	55,990

Total Liabilities	1,220,691	1,200,246

Shareholders’ equity:
Common stock, par value $0.01 per share	481	486
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	407,893	435,412
Accumulated other comprehensive loss	(8,694)	(8,694)
Retained earnings	767,846	702,643

Total Shareholders’ Equity	1,167,526	1,129,847

Total Liabilities and Shareholders’ Equity	$2,388,217	$2,330,093

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)
	(Unaudited)
Net Sales	$448,673	$442,770	$1,168,603	$1,118,337
Freight and delivery revenues	57,508	60,841	155,331	155,573

Total revenues	506,181	503,611	1,323,934	1,273,910

Cost of sales	338,469	340,264	921,771	895,729
Freight and delivery costs	57,508	60,841	155,331	155,573

Total cost of revenues	395,977	401,105	1,077,102	1,051,302

Gross Profit	110,204	102,506	246,832	222,608
Selling, general & administrative expenses	30,957	29,969	95,607	89,826
Research and development	201	245	536	415
Other operating (income) and expenses, net	(3,047)	(1,849)	(4,560)	(2,343)

Earnings from Operations	82,093	74,141	155,249	134,710
Interest expense	10,816	10,905	31,847	31,909
Other nonoperating (income) and expenses, net	500	(1,388)	(377)	(256)

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	70,777	64,624	123,779	103,057
Income tax expense	17,744	19,009	33,284	31,154

Earnings from continuing operations before cumulative effect of change in accounting principle	53,033	45,615	90,495	71,903
Discontinued Operations:
Earnings from (loss on) discontinued operations, net of related taxes of $1,216, $690, $1,818 and $574 respectively	970	(95)	1,678	(751)

Earnings before cumulative effect of change in accounting principle	54,003	45,520	92,173	71,152
Cumulative effect of change in accounting for asset retirement obligations, net of related taxes of $4,498	—	—	—	(6,874)

Net earnings	$54,003	$45,520	$92,173	$64,278

Net Earnings Per Common Share:
Basic from continuing operations before cumulative effect of change in accounting principle	$1.10	$0.93	$1.88	$1.47
Discontinued operations	0.02	—	0.03	(0.02)
Cumulative effect of change in accounting principle	—	—	—	(0.14)

	$1.12	$0.93	$1.91	$1.31

Diluted from continuing operations before cumulative effect of change in accounting principle	$1.09	$0.93	$1.86	$1.47
Discontinued operations	0.02	—	0.03	(0.02)
Cumulative effect of change in accounting principle	—	—	—	(0.14)

	$1.11	$0.93	$1.89	$1.31

Dividends Per Share	$0.20	$0.18	$0.56	$0.51

Average Number of Common Shares Outstanding:
Basic	48,216,947	48,922,858	48,253,154	48,906,598

Diluted	48,572,510	49,189,728	48,643,512	49,119,952

See accompanying notes to consolidated financial statements.

MARTINS MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$92,173	$64,278
Cumulative effect of change in accounting principle	—	6,874

Earnings before cumulative effect of change in accouning principle	92,173	71,152
Adjustments to reconcile earnings to cash provided by operating activities:
Depreciation, depletion and amortization	99,896	103,814
(Gains) losses on sales of assets	(7,658)	233
Other items, net	(261)	(210)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred income taxes	4,551	12,210
Accounts receivable, net	(51,446)	(78,326)
Inventories, net	1,801	21,938
Accounts payable	13,364	10,172
Other assets and liabilities, net	(3,207)	30,424

Net cash provided by operating activities	149,213	171,407

Investing activities:
Additions to property, plant and equipment	(108,750)	(82,434)
Acquisitions, net	(5,567)	(8,523)
Proceeds from divestitures, net	36,994	14,920

Net cash used for investing activities	(77,323)	(76,037)

Financing activities:
Net principal repayments of long-term debt	(915)	(23,830)
Change in bank overdraft	(5,514)	(3,888)
Proceeds from termination of interest rate swaps	—	12,581
Dividends paid	(26,971)	(24,916)
Loans payable	—	(5,713)
Repurchases of common stock	(30,433)	—
Issuance of common stock	2,287	386

Net cash used in financing activities	(61,546)	(45,380)

Net increase in cash and cash equivalents	10,344	49,990
Cash and cash equivalents, beginning of period	125,133	14,498

Cash and cash equivalents, end of period	$135,477	$64,488

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,733	$28,844
Net income tax payments (refunds)	$10,167	$(682)
Noncash investing and financing activities:
Notes receivable issued in connection with divestitures	$—	$10,397

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2004 are not indicative of the results to be expected for the full year.

In 2004 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain or loss on disposals and overall pretax gain or loss (in millions):

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$0.9	$13.0	$5.6	$37.3

Pretax gain/(loss) on operations	$(0.1)	$1.3	$(0.4)	$0.6
Pretax gain/(loss) on disposals	2.3	(0.7)	3.9	(0.8)

Overall pretax gain/(loss)	$2.2	$0.6	$3.5	$(0.2)

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Inventories

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Finished products	$174,360	$183,479
Product in process and raw materials	15,109	12,535
Supplies and expendable parts	25,254	23,819

	214,723	219,833
Less allowances	(6,033)	(5,990)

Total	$208,690	$213,843

3.	Goodwill

The following shows changes in net goodwill (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Balance at beginning of period	$578,431	$577,586
Acquisitions	—	4,384
Amounts allocated to divestitures	(1,355)	(4,894)

Balance at end of period	$577,076	$577,076

4.	Long-Term Debt

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,767	$249,773
5.875% Notes, due 2008	210,909	212,251
6.9% Notes, due 2007	124,981	124,976
7% Debentures, due 2025	124,276	124,265
Acquisition notes, interest rates ranging from 2.11% to 9.00%	4,834	5,916
Other notes	1,151	960

	715,918	718,141
Less current maturities	(963)	(1,068)

Total	$714,955	$717,073

The carrying values of the notes due in 2008 include $11,410,000 and $12,830,000 at September 30, 2004 and December 31, 2003, respectively, for the value of interest rate swaps.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the first nine months was 26.9% in 2004 and 30.2% in 2003. The Corporation’s combined overall effective tax rate for continuing and discontinued operations was 27.6% and 30.8% for the nine months ended September 30, 2004 and 2003, respectively. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves and foreign operating earnings.

The 2004 overall effective income tax rate reflects the change in estimated 2003 tax expense upon filing the 2003 tax return and an evaluation of deferred taxes. The change in the year-to-date effective income tax rate during the third quarter of 2004, when compared with the year-to-date effective tax rate as of June 30, 2004, increased net earnings for the nine months ended September 30, 2004 by $2.7 million, or $0.06 per diluted share.

At September 30, 2004, the Corporation has recorded a valuation allowance of $4.5 million, primarily to reserve deferred tax assets related to net operating loss carryforwards for certain state income taxes.

6.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$2,400	$2,276	$155	$174
Interest Cost	3,571	3,622	834	1,029
Expected return on assets	(3,768)	(2,672)	—	—
Amortization of:
Prior service cost	138	152	(306)	(182)
Actuarial loss	301	410	76	54

Total net periodic benefit cost	$2,642	$3,788	$759	$1,075

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$7,815	$6,831	$501	$518
Interest Cost	11,627	10,870	2,694	3,067
Expected return on assets	(12,268)	(8,017)	—	—
Amortization of:
Prior service cost	448	456	(988)	(543)
Actuarial loss	979	1,230	244	160

Total net periodic benefit cost	$8,601	$11,370	$2,451	$3,202

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Pension and Postretirement Benefits (continued)

The Corporation made a $19 million contribution to its pension plan in the third quarter of 2004. The Corporation has made total contributions of $51 million to its pension plan in 2004, and no additional contributions are expected during the remainder of the year.

In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP No. 106-2), which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. The Corporation has determined that its postretirement health care plans’ prescription drug benefits are actuarially equivalent to Medicare Part D benefits to be provided under the Act. Effective July 1, 2004, the Corporation adopted the accounting guidance of FSP No. 106-2, which reduced its postretirement health care plans’ accumulated postretirement benefit obligation by approximately $3 million and 2004 annual expense by $0.2 million.

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
FORM 10-Q
For the Quarter Ended September 30, 2004

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors which are accounted for under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. In 2004, the Corporation changed the model used for valuing stock options for options granted in August 2004 under the Corporation’s stock-based compensation plans. The fair value of the 2004 option awards was determined using a lattice valuation model as opposed to the Black-Scholes valuation model used in prior years. The Corporation assumed that all participants would exercise their vested options once the options reach 150% of their exercise price or at termination, retirement or death, if earlier. Other key assumptions used in determining the fair value of the stock options awarded in 2004 were a dividend yield of 1.68% and a volatility factor of 26.1%. The change from the Black-Scholes valuation model to the lattice valuation model resulted in a $0.7 million reduction of fair value of the 2004 option grant.

The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net earnings, as reported	$54,003	$45,520	$92,173	$64,278
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	317	373	934	1,005
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,299)	(1,644)	(3,900)	(4,052)

Pro forma net earnings	$53,021	$44,249	$89,207	$61,231

Earnings per share:
Basic-as reported	$1.12	$0.93	$1.91	$1.31

Basic-pro forma	$1.10	$0.90	$1.85	$1.25

Diluted-as reported	$1.11	$0.93	$1.89	$1.31

Diluted-pro forma	$1.09	$0.90	$1.83	$1.25

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

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

In March 2004, the FASB issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed Statement would require all forms of share-based payments to employees, including employee stock options, to be recognized as compensation expense. If adopted in the form of the proposal, the expense of the awards would generally be measured at fair value at the grant date. The Statement, in its current form, would be effective July 1, 2005 for the Corporation. The Corporation expects to adopt the provisions of the proposed statement using the modified prospective transition method, which would recognize stock option awards as compensation expense for unvested awards at July 1, 2005.

10.	Subsequent Event

On October 29, 2004, the Corporation divested of locations comprising approximately 70% of its net sales of asphalt in the Houston, Texas area for $18 million, including cash and a note receivable. The divestiture will be included in continuing operations because of the Corporation’s continuing financial interest in the Houston asphalt market, as well as the related financing. The sale is breakeven on an after-tax basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), operates in two principal business segments: aggregates products and specialty products. The Corporation’s net sales and earnings are predominately derived from its aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 347 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The specialty products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry and structural composite products with potential uses in a wide variety of industries.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

RESULTS OF OPERATIONS

Quarter Ended September 30

Consolidated net sales for the quarter were $448.7 million compared with 2003 third quarter net sales of $442.8 million. Consolidated earnings from operations for the quarter were $82.1 million as compared with $74.1 million in the third quarter 2003. Interest expense decreased 1% to $10.8 million for the third quarter 2004. Other nonoperating income and expenses, net, was an expense of $0.5 million in 2004 compared with income of $1.4 million in the prior year. Consolidated after-tax earnings from continuing operations for the quarter were $53.0 million, or $1.09 per diluted share, compared with $45.6 million, or $0.93 per diluted share, in the third quarter 2003.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

In 2004 and 2003, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain or loss on disposals and overall pretax gain or loss (in millions):

	3 Months Ended September 30,
	2004	2003
Net Sales	$0.9	$13.0

Pretax gain/(loss) on operations	$(0.1)	$1.3
Pretax gain/(loss) on disposals	2.3	(0.7)

Overall pretax gain/(loss)	$2.2	$0.6

Net earnings for the quarter ended September 30 were $54.0 million, or $1.11 per diluted share, in 2004 and $45.5 million, or $0.93 per diluted share, in 2003.

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

The following tables present net sales, gross profit, selling, general and administrative expenses, other operating income and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended September 30, 2004 and 2003. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.

Earnings from operations include research and development expense. This expense for the Corporation was $0.2 million for the quarters ended September 30, 2004 and 2003.

	Three Months Ended
	September 30
	2004		2003
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$420,755	100.0	$419,604	100.0
Specialty Products	27,918	100.0	23,166	100.0

Total	$448,673	100.0	$442,770	100.0

Gross profit:
Aggregates	$104,413	24.8	$100,917	24.1
Specialty Products	5,791	20.7	1,589	6.9

Total	$110,204	24.6	$102,506	23.2

Selling, general & administrative expenses:
Aggregates	$27,897	6.6	$27,836	6.6
Specialty Products	3,060	11.0	2,133	9.2

Total	$30,957	6.9	$29,969	6.8

Other operating (income) and expenses, net:
Aggregates	$(2,918)	(0.7)	$(2,119)	(0.5)
Specialty Products	(129)	(0.5)	270	1.2

Total	$(3,047)	(0.7)	$(1,849)	(0.4)

Earnings from operations:
Aggregates	$79,433	18.9	$75,187	17.9
Specialty Products	2,660	9.5	(1,046)	(4.5)

Total	$82,093	18.3	$74,141	16.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

Net sales for the Aggregates division were $420.8 million for the third quarter 2004 compared with $419.6 million for the third quarter 2003. Average sales price at heritage aggregates operations increased 3.1%, offset by a 2.4% decline in heritage aggregates shipments. Aggregates shipments in the Corporation’s southeastern and Gulf Coast markets were negatively affected by four hurricanes and adverse weather conditions. While the Bahamas facility incurred limited physical damage from two direct hits from the hurricanes, power was down for five weeks after the storms, resulting in no production and limited shipments during this time. Management expects to achieve normal operating levels at the Bahamas facility during the fourth quarter of 2004. Rising energy costs also negatively affected results by $0.08 per diluted share.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	September 30, 2004
	Volume	Pricing
Volume/Pricing Variance(1)
Heritage Aggregates Operations(2)	(2.4%)	3.1%
Aggregates Division (3)	(3.7%)	3.1%

	Three Months Ended
	September 30
	2004	2003
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	54,434	55,752
Acquisitions	—	—
Divestitures(4)	180	953

Aggregates Division (3)	54,614	56,705

(1)	Volume/pricing variances reflect the percentage increase/(decrease) compared with the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

Selling, general and administrative expenses remained relatively stable as compared with the prior-year quarter. Increased incentive compensation costs related to profitability improvement and regulatory compliance costs were somewhat offset by a continued focus on cost reduction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

Other operating income and expenses, net, includes accretion and depreciation expenses related to asset retirement obligations, rental and royalties income, and gains and losses related to receivables, fixed assets and other operating assets. For the quarter ended September 30, other operating income and expenses, net, for the Aggregates division was income of $2.9 million as compared with $2.1 million in 2003. The improvement is due to gains on sales of assets and changes in estimated accruals, including those related to disputed charges in the Shreveport, Louisiana road paving business.

The Aggregates division’s earnings from operations were $79.4 million in the third quarter of 2004 as compared with $75.2 million in the third quarter of 2003. Operating margin increased 100 basis points to 18.9 percent as compared with the prior-year quarter.

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

Specialty Products’ third quarter net sales of $27.9 million increased 21% when compared with net sales of $23.2 million in the year-earlier period. The increase reflects strong lime sales to the steel industry and increased chemicals sales to a variety of end users. Earnings from operations for the third quarter were $2.7 million for 2004 as compared with a loss from operations of $1.0 million in 2003. Specialty Products’ results include a $2.7 million and $1.6 million loss from operations in the Structural Composites start-up business for the quarters ended September 30, 2004 and 2003, respectively, as the Corporation continues to build its capabilities in this new area.

In addition to other offsetting amounts, other nonoperating income and expenses, net, is comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. For the quarter ended September 30, the Corporation recognized an expense of $0.5 million in 2004 compared with income of $1.4 million in 2003, primarily as a result of an insurance settlement in 2003.

On October 29, 2004, the Corporation divested of locations comprising approximately 70% of its sales of asphalt in the Houston, Texas area for $18 million, including cash and a note receivable. The divestiture will be included in continuing operations because of the Corporation’s continuing financial interest in the Houston asphalt market, as well as the related financing. The sale is breakeven on an after-tax basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

Nine Months Ended September 30

Consolidated net sales for the first nine months of 2004 were $1.169 billion compared with $1.118 billion for the year-earlier period. On a year-to-date basis, consolidated earnings from operations were $155.2 million in 2004 compared with $134.7 million in 2003. Interest expense was $31.8 million in 2004 and $31.9 million in 2003. Other nonoperating income and expenses, net, was income of $0.4 million in 2004 and $0.3 million in 2003. Consolidated earnings from continuing operations for the nine months ended September 30 were $90.5 million, or $1.86 per diluted share, in 2004 compared with $71.9 million, or $1.47 per diluted share, in 2003.

For the nine months ended September 30, the discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain or loss on disposals and overall pretax gain or loss (in millions):

	2004	2003
Net Sales	$5.6	$37.3

Pretax gain/(loss) on operations	$(0.4)	$0.6
Pretax gain/(loss) on disposals	3.9	(0.8)

Overall pretax gain/(loss)	$3.5	$(0.2)

For the first nine months of 2003, the Corporation recorded a $6.9 million, or $0.14 per diluted share, net charge as the cumulative effect of an accounting change related to the adoption of FAS 143. Consolidated net earnings for the first nine months were $92.2 million, or $1.89 per diluted share, in 2004 as compared with $64.3 million, or $1.31 per diluted share, in 2003.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Nine Months Ended
	September 30, 2004
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	2.0%	2.3%
Aggregates Division (3)	0.6%	2.3%

	Nine Months Ended
	September 30
	2004	2003
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	142,479	139,702
Acquisitions	—	—
Divestitures(4)	887	2,846

Aggregates Division (3)	143,366	142,548

(1)	Volume/pricing variances reflect the percentage increase/(decrease) compared with the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

The following tables present net sales, gross profit, selling, general and administrative expenses, other operating income and expenses, net, and earnings from operations data for the Corporation and each of its segments for the nine months ended September 30, 2004 and 2003. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.

Earnings from operations include research and development expense. This expense for the Corporation was $0.5 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 30
	2004		2003
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$1,085,642	100.0	$1,053,238	100.0
Specialty Products	82,961	100.0	65,099	100.0

Total	$1,168,603	100.0	$1,118,337	100.0

Gross profit:
Aggregates	$231,266	21.3	$216,371	20.5
Specialty Products	15,566	18.8	6,237	9.6

Total	$246,832	21.1	$222,608	19.9

Selling, general & administrative expenses:
Aggregates	$87,403	8.1	$83,314	7.9
Specialty Products	8,204	9.9	6,512	10.0

Total	$95,607	8.2	$89,826	8.0

Other operating (income) and expenses, net:
Aggregates	$(5,242)	(0.5)	$(2,941)	(0.3)
Specialty Products	682	0.8	598	0.9

Total	$(4,560)	(0.4)	$(2,343)	(0.2)

Earnings from operations:
Aggregates	$149,105	13.7	$135,985	12.9
Specialty Products	6,144	7.4	(1,275)	(2.0)

Total	$155,249	13.3	$134,710	12.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

During the nine months ended September 30, 2004, the Corporation recorded expenses of $1.0 million for a change in estimate primarily related to disputed charges in its Louisiana road paving business. These expenses decreased net earnings for the nine months by $0.01 per diluted share.

The Corporation incurred $2.3 million and $0.2 million of receivable losses in the first nine months of 2004 and 2003, respectively, primarily due to the Corporation expensing bad debt write offs in 2004. In 2003, the Corporation applied the majority of bad debt write offs against the allowance for doubtful accounts.

During the nine months ended September 30, 2003, the Corporation decreased its accrual for incurred but not reported claims related to its self-insurance health benefits provided to its employees. The change in estimate was based on the Corporation’s recent claims experience and increased net earnings for the nine months by $1.1 million, or $0.02 per diluted share.

The 2004 overall effective income tax rate reflects the change in estimated 2003 tax expense upon filing the 2003 tax return and an evaluation of deferred taxes. The change in the year-to-date effective income tax rate during the third quarter of 2004, when compared with the year-to-date effective tax rate as of June 30, 2004, increased net earnings for the nine months ended September 30, 2004 by $2.7 million, or $0.06 per diluted share.

At September 30, 2004, the Corporation has recorded a valuation allowance of $4.5 million, primarily to reserve deferred tax assets related to net operating loss carryforwards for certain state income taxes.

LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2004 was $149.2 million compared with $171.4 million in the comparable period of 2003. Operating cash flow is generally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. In the nine months ended September 30, 2004, the Corporation made voluntary contributions of $51 million to its pension plan, compared with $21 million in the first nine months of 2003, both of which reduced operating cash flow. Additionally, during the first three quarters of 2003, the Corporation significantly reduced inventory levels. There was no comparable reduction in 2004. These factors were partially offset by a lower increase in accounts receivable in 2004 as a result of collection efforts. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Depreciation	$30.2	$32.4	$91.4	$94.9
Depletion	1.7	1.5	4.4	4.0
Amortization	1.2	1.9	4.1	4.9

	$33.1	$35.8	$99.9	$103.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2003 net cash provided by operating activities was $277.2 million, compared with $171.4 million provided by operations in the first nine months of 2003.

First nine months capital expenditures, exclusive of acquisitions, were $108.7 million in 2004 and $82.4 million in 2003. Comparable full-year capital expenditures were $120.6 million in 2003.

During the nine months ended September 30, 2004, the Corporation repurchased 641,600 shares of its common stock at an aggregate cost of $30.4 million.

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

Contractual Obligations

In 2004, the Corporation entered into new equipment operating leases with aggregate future commitments of $10.3 million. The Corporation intends to continue entering into operating leases, primarily for mobile equipment, in its ordinary course of business. The Corporation also enters into equipment rentals on a regular basis to meet shorter term, nonrecurring and intermittent needs.

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 9 to the Consolidated Financial Statements.

TRENDS AND RISKS The Corporation outlined the trends and risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
(Continued)

The Transportation Equity Act for the 21st Century (“TEA-21”), which was the federal highway bill, expired by its own terms on September 30, 2003. The general provisions of TEA-21 have been retained under continuing resolutions, which have provided federal funding for highways at an annual level of $33.6 billion during the fiscal year ended September 30, 2004 and into fiscal year 2005. Most recently, the House and Senate approved legislation to extend the federal highway program until May 31, 2005 while deliberations for a successor bill continue. The Bush Administration and both the House and Senate have all proposed six-year bills, but the overall proposed funding level varies in each of the proposals.

OUTLOOK 2004 The outlook for the Aggregates business for the remainder of 2004 is dependent on weather conditions during the fourth quarter. Additionally, the level of highway spending will continue to be uncertain until a federal highway bill is finalized and state construction spending priorities are set. Federal highway funding has been operating under a continuing resolution since the expiration of the prior bill on September 30, 2003 and has been extended through May 31, 2005. Residential construction spending is expected to be essentially flat. Commercial construction spending, while beginning to recover in some areas in the United States, is not expected to improve significantly until 2005. Management expects aggregates shipments volume and pricing to increase 2 percent to 3 percent for the year.

Management expects net earnings per diluted share for 2004 to range from $2.42 to $2.62. Included in this range is an expected loss of $8 million to $10 million in the structural composites business. Fourth quarter 2004 earnings per diluted share are expected to be in a range of $0.53 to $0.73. The uncertainty surrounding the federal highway bill reauthorization, state construction spending priorities, the degree of commercial construction recovery, weather, the sale of underperforming assets, rail and water transportation shortages, volatility of energy prices and composites performance are the significant factors that are likely to affect performance within the earnings range.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding; levels of construction spending in the markets the Corporation serves; unfavorable weather conditions; fuel costs; transportation costs; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments; successful sale of underperforming assets; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2004 and 2003
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
FORM 10-Q
For the Quarter Ended September 30, 2004

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

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in the fair value of the Swaps or the debt. At September 30, 2004, the fair value of the Swaps is an asset of $1.6 million.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. The hypothetical change in interest rates of 1% would change annual interest expense by $1 million and also change the fair value of the debt covered by the Swaps by approximately $4 million.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At September 30, 2004, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

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

Aggregate Interest Rate Risk. The pension expense for 2004 is calculated based on assumptions selected at December 31, 2003. Therefore, interest rate risk in 2004 is limited to the potential effect related to the interest rate swaps and outstanding commercial paper. Assuming no commercial paper is outstanding, which is consistent with the September 30, 2004 balance, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
September 1, 2004–
September 30, 2004	120,000	$45.11	120,000	4,643,800

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2004.

Item 5. Other Information.

On July 27, 2004, the Corporation announced that it will release its financial results for the second quarter ended June 30, 2004 on August 3, 2004.

On August 3, 2004, the Corporation reported financial results for the second quarter ended June 30, 2004.

On August 18, 2004, the Corporation announced that the Board of Directors declared an increase in the regular quarterly cash dividend to $0.20 per share on the Corporation’s common stock. This dividend, which represents a cash dividend of $0.80 per share on an annualized basis, was payable September 30, 2004, to shareholders of record at the close of business on September 1, 2004.

On October 20, 2004, the Corporation announced that the Board of Directors elected Laree E. Perez to serve as a director of the Corporation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

PART II-OTHER INFORMATION
(Continued)

Item 6. Exhibits.

Exhibit
No.	Document
10.01	Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Three and Nine Months ended September 30, 2004 and 2003

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 9, 2004	By: /s/ JANICE K. HENRY

Janice K. Henry
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2004

EXHIBIT INDEX

Exhibit No.	Document
10.01	Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Three and Nine Months Ended September 30, 2004 and 2003

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 9, 2004 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002