Form 10-K
period 2004-12-31
MARTIN MARIETTA MATERIALS INC
filed 2005-02-25
CIK 916076

2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☑   No  ☐

     The aggregate market value of voting stock (based on the closing price on the New York Stock Exchange on June 30, 2004 as published in the Wall Street Journal) held by non-affiliates of the Company was $1,302,554,817.85. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s classes of common stock on February 18, 2005 was as follows:

     Common Stock (par value $.01 per share)                                                         47,166,288 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Materials, Inc. 2005 Annual Meeting Proxy Statement are incorporated by reference into Part III.

Portions of the Martin Marietta Materials, Inc. 2004 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

		Page
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	28

PART IV		28

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	28

SIGNATURES		34
Ex-10.20
Ex-10.21
Ex-12.01
Ex-13.01
Ex-18.01
Ex-21.01
Ex-23.01
Ex-31.01
Ex-31.02
Ex-32.01
Ex-32.02

PART I

ITEM 1. BUSINESS

General

     Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including highways, infrastructure, commercial, and residential. The Company also manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to the steel industry, and is developing structural composite products for use in a wide variety of industries. In 2004, the Company’s aggregates segment accounted for 93% of the Company’s total net sales, and the Company’s specialty products segment accounted for 7% of the Company’s total net sales.

     The Company was formed in 1993 as a North Carolina corporation to succeed to the operations of the materials group of the organization that is now Lockheed Martin Corporation. An initial public offering of a portion of the Company’s Common Stock was completed in 1994, followed by a transaction in 1996 that resulted in 100% of the Company’s Common Stock being publicly traded.

     Initially the Company’s operations were predominantly in the Southeast with additional operations in the Midwest. In 1995, the Company started its geographic expansion with the purchase of a significant aggregates business, which included an extensive waterborne distribution system along the East and Gulf Coasts and the Mississippi River. Smaller acquisitions that year, including acquisition of the Company’s granite operations on the Strait of Canso in Nova Scotia, complemented the Company’s new coastal distribution network.

     Another significant acquisition in 1997 expanded the Company’s aggregates business in the middle of the country, while another significant acquisition in 1998 added the leading producer of aggregates products in Texas and provided the Company with an extensive rail network in Texas. These two transactions set the stage for numerous additional expansion acquisitions in Ohio and Indiana, the Southeast, and the Southwest, with the Company completing 29 smaller acquisitions between 1997 and 1999, which allowed the Company to enhance and expand its presence in the aggregates marketplace. In 1998, the Company also made its initial investment, as described below, in a business that would later serve as the Company’s platform for further expansion in the southwestern and western United States.

     In October 1998, the Company purchased an initial 14% interest in the business of Meridian Aggregates Company (“Meridian”). In April 2001, the Company completed the purchase of all of the remaining interests of Meridian under the purchase option terms of the original investment agreement. The purchase consideration consisted of $238 million, including the original October 1998 investment of $42 million, the retirement of debt, the forgiveness of related party obligations, and estimated amounts for certain other assumed liabilities and transaction costs, plus the assumption of normal balance sheet liabilities (the “Meridian Acquisition”). At the time of the Meridian transaction, Meridian operated 25 aggregates production facilities and seven rail-served distribution yards in 11 states in the southwestern and western United States and sold aggregates to customers in 14 states, including six states in which the Company had not previously conducted any business. The Meridian Acquisition added more than 1.6 billion tons of aggregates reserves, expanded the Company’s presence in the southwest and western states, and increased its ability to use rail as a mode of transportation.

     In December 2004, the Company announced the formation of a joint venture with Hunt Midwest Enterprises, effective January 1, 2005, to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The joint venture was formed by the parties contributing a total of 15 active quarry operations with production of approximately 7.5 million tons annually.

     In 2002, the Company completed a number of sales of nonstrategic operations in its Aggregates division, including the sale of facilities in Illinois, Iowa, Ohio, Oklahoma, Tennessee, and Virginia. In 2003, the Company continued these sales of nonstrategic operations, including the sale of facilities in Alabama, Louisiana, Missouri, Ohio, Texas, and West Virginia. In 2004 the Company divested nonstrategic aggregate facilities in Alabama, California, Tennessee, and Washington, as well as certain facilities involved with its asphalt, ready mixed concrete, and road paving operations in Louisiana, Texas, and Oklahoma. In some of these transactions, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these businesses. The Company will continue to evaluate opportunities to divest nonstrategic assets during 2005 in an effort to redeploy capital for other opportunities.

     In May 2001, the Company, through its wholly owned subsidiary, Martin Marietta Magnesia Specialties (“Magnesia Specialties”), sold certain assets related to the refractories portion of its Magnesia Specialties business to a subsidiary of Minerals Technologies Inc. for $34 million. The Company retained certain current assets (including accounts receivable) and certain liabilities relating to the refractories business. In an accompanying manufacturing agreement, Magnesia Specialties agreed to supply the subsidiary of Minerals Technologies with certain refractories products at market rates principally from the Manistee, Michigan plant of Magnesia Specialties for a period of time following the sale. This agreement ended in 2002. The sale of Magnesia Specialties’ refractories business lessened the dependence of the Magnesia Specialties business on the steel industry. In addition, in 2003 the Magnesia Specialties business also disposed of two of its nonstrategic lines of business.

     In 2003, the Company, through its wholly owned subsidiary, Martin Marietta Composites, Inc. (“Martin Marietta Composites”), opened for business a 185,000 square foot facility in Sparta, North Carolina, which serves as the assembly and manufacturing hub for its structural composite products (“Structural Composite Products”) business.

Business Segment Information

     The Company operates in two reportable business segments: Aggregates and Specialty Products. The Specialty Products segment includes the Magnesia Specialties business and the Structural Composite Products business. Information concerning the Company’s total revenues, net sales, earnings from operations, assets employed, and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 2004 is included in “Note O: Business Segments” of the “Notes to Financial Statements” on pages 32 and 33 of the Company’s 2004 Annual Report to Shareholders (the “2004 Annual Report”), which information is incorporated herein by reference.

Aggregates

     The Company’s Aggregates division processes and sells granite, limestone, sand, gravel, and other aggregates products for use in all sectors of the public infrastructure, commercial, and residential construction industries. The Aggregates division also includes the operation of its other construction materials businesses. These businesses, acquired through continued selective vertical integration by the Company, include primarily asphalt, ready mix concrete, and road paving operations.

     The Company is the United States’ second largest producer of aggregates. In 2004, the Company’s Aggregates division shipped 191.5 million tons of aggregates primarily to customers in 32 states, Canada, and the Bahamas, generating net sales and earnings from operations of $1.4 billion and $220 million, respectively.

     The Aggregates division markets its products primarily to the construction industry, with approximately 46% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, and demographic and population shifts and to changes in the level of infrastructure spending funded by the public sector. The Company’s aggregates business covers a wide geographic area. The Company’s aggregates, asphalt products, and ready mixed concrete are sold and shipped from a network of approximately 325 quarries, distribution facilities, and plants in 28 states, Canada, and the Bahamas, although the Company’s five largest revenue-generating states (Texas, North Carolina, Georgia, Iowa, and Indiana) account for approximately 57% of total net sales by state of destination. The Company’s business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies.

     The Company’s aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. As the Company has expanded, its exposure to winter weather-related risks has increased. The Aggregates division’s operations that are concentrated in the northern region of the United States and Canada experience more severe winter weather conditions than the division’s operations in the Southeast and Southwest. Due to these factors, the Company’s second and third quarters are the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the division’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity and have experienced weather-related losses in recent years, which have had a significant adverse impact on the financial performance of the Company. During 2004, aggregates shipments in the Company’s southeastern and Gulf Coast markets were adversely affected by four hurricanes. The Company’s Bahamas facility took two direct hits from hurricanes with limited physical damage. However, power was not restored at the facility for five weeks after the storms, resulting in no production and limited shipments during that time.

     Aggregates can be found in abundant quantities throughout the United States, and there are many producers nationwide. However, as a general rule, shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. As a result, proximity of quarry facilities to customers is the most important factor in competition for aggregates business and helps explain the highly fragmented nature of the aggregates industry. As described below, the Company’s distribution system mainly uses trucks, but also has access to a river barge and ocean vessel network, where the per mile unit cost of transporting aggregates is much lower. In addition, acquisitions have enabled the Company to extend its reach through increased access to rail transportation.

     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, while the balance of 7% was moved by rail. In contrast, the Company’s aggregates shipments were moved 79% by truck, 11% by rail, and 10% by water in 2004. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Gulf and Atlantic coastal areas are being supplied in part from the Bahamas location, two large quarries on the Ohio River system, and a Canadian quarry on the Strait of Canso in Nova Scotia. In addition, the Company’s acquisitions have expanded its ability to ship by rail. Accordingly, in addition to increasing the Company’s geographic presence through acquisitions, the Company has also enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as additional geographic areas which can be accessed economically by the Company’s expanded distribution system. In 2002, the Company completed a major project to modernize and expand the plant capacity at its Bahamas location, which provides the opportunity for the Company to capture future potential market growth and reduce costs (although there can be no assurance of such growth and cost reductions).

     As the Company continues to move more aggregates by rail and water, embedded freight costs have consequently reduced gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the customer typically does not pay the Company a profit associated with the transportation component of the selling price. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southwest and Southeast, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts.

     During 2004, the Company experienced significant rail transportation shortages in Texas and parts of the Southeast. These shortages resulted from the downsizing in personnel and equipment made by certain railroads. Management is reviewing alternatives to address these issues. In response to these issues, rail transportation providers have focused on increasing the volume of cars related to transportation contracts and are generally enticing customers, through the freight rate structure, to accommodate unit train unloadings. Certain of the Company’s sales yards in the Southwest have the system capabilities to meet the unit train requirement.

     The waterborne distribution network increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, barge or ship availability, and weather disruptions. In 2004, the Company signed long-term agreements that provide additional dedicated shipping capacity from the Company’s Bahamas and Nova Scotia operations to its coastal ports.

     The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via deepwater ships should provide the Company with the flexibility to effectively serve customers in the Southwest and Southeast.

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

     Prior to 1998, the Company had historically focused on the production of aggregates and had not integrated vertically in a substantial manner into other construction materials businesses. The Company became significantly more vertically integrated with a significant acquisition in 1998 and subsequent acquisitions, particularly in the Southwest, pursuant to which the Company acquired asphaltic concrete, ready mixed concrete, paving construction, trucking, and other businesses, which establish vertical integration that complement the Company’s aggregates business. These vertically integrated operations accounted for about 8% of revenues in 2004. If the Company were to continue its expansion strategy westward, where vertically integrated operations are the norm, profit margins generally would be adversely affected. Generally these operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses have been acquired as supplemental operations that were part of larger acquisitions. As such they do not represent core businesses of the Company. These operations have typically resulted in losses that are insignificant to the Company as a whole. In 2004 the Company continued disposing of some of these operations. The Company continues to review carefully these operations to determine if they represent opportunities to divest nonstrategic assets in an effort to redeploy capital for other opportunities.

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

     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculation. The Company also deducts loss factors, such as property boundaries and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Property, Plant and Equipment” on pages 58-60 of the 2004 Annual Report for discussion of reserves evaluation by the Company.

     The Company generally delivers products in its Aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

     Less than 1% of the Aggregates division’s revenues are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $15.4 million, $14.6 million, and $10.0 million, during 2004, 2003, and 2002, respectively.

Specialty Products

     The Company’s Specialty Products division consists of the Magnesia Specialties business and the Structural Composite Products business.

     Magnesia Specialties Business. The Company in 2004 also manufactured and marketed, through Magnesia Specialties, dolomitic lime and magnesia-based chemicals products for industrial, agricultural, and environmental uses. Given the high fixed costs associated with the operations of this business, excess capacity negatively affects its results of operations. A significant portion of the costs related to the production of dolomitic lime and magnesia-based products is of a fixed or semi-fixed nature. In addition, the production of dolomitic lime and certain magnesia-based products requires the use of natural gas, coal, and petroleum coke to fuel kilns. Year-over-year increases in natural gas and other fuel prices directly affect operating results.

     Magnesia Specialties’ dolomitic lime products are sold primarily to the steel industry. Accordingly, the profitability of the Magnesia Specialties business is dependent on the production of steel and the related marketplace. Magnesia Specialties’ products used in the steel industry accounted for approximately 48% of the revenues of the business in 2004, attributable primarily to the sale of dolomitic lime products. However, Magnesia Specialties’ management has shifted the strategic focus of its magnesia-based business to higher margin specialty chemicals that can be produced at volume levels that support efficient operations. Moreover, in 2004 the chemicals group portion of the Magnesia Specialties business continued to diversify in chemicals used as flame retardants, in wastewater treatment, in pulp and paper production, and in other environmental applications, and that business is not as dependent on the steel industry as is the dolomitic lime portion of the Magnesia Specialties business.

     The principal raw materials used in Magnesia Specialties’ products are dolomitic limestone and brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.

     Historically, after the brine is used in the production process, the Magnesia Specialties business must dispose of the processed brine. Typically the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003 Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia Specialties also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of such pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline.

     The supply of natural and synthetic magnesia is abundant worldwide. In 2004, Magnesia Specialties purchased some of its magnesia requirements from various sources located in China. While Magnesia Specialties does not expect an interruption in the supply of magnesia from these sources, various factors associated with economic and political uncertainty in China could result in future supply interruptions. If such an interruption were to occur, Magnesia Specialties believes it could obtain alternate supplies worldwide, although there could be no assurance that Magnesia Specialties could do so at current prices. Alternatively, Magnesia Specialties believes it could adjust its mix of products and/or increase production at its Manistee, Michigan plant.

     Magnesia Specialties generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for the Magnesia Specialties products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

     Approximately 14% of the revenues of the Magnesia Specialties business are from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $16.1 million, $12.5 million, and $10.3 million during 2004, 2003, and 2002, respectively. As a result of these foreign revenues, the financial results of the Magnesia Specialties business could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of changes in currency exchange rates, the Magnesia Specialties business principally uses the U.S. dollar as the functional currency in foreign transactions.

     Structural Composite Products Business. The Company in 2004 also manufactured and marketed, through Martin Marietta Composites (“MMC”), structural composite products for use in a wide variety of industries. Pursuant to various agreements, MMC has rights to commercialize certain proprietary technologies related to the Company’s business. One of the agreements gives MMC the opportunity to pursue the use of certain fiber-reinforced polymer composites technologies for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications, and other structures and applications. MMC continued its research and product development activities during 2004 on these structural composites technologies and initiated or continued manufacturing and marketing of selected products. Since 2002, MMC has leased a 185,000 square foot facility in Sparta, North Carolina, which serves as the assembly and manufacturing hub for the Structural Composite Products business of MMC.

     MMC is targeting several industries and the military for its fiber-reinforced polymer composite materials: infrastructure, which includes pedestrian and vehicular bridge decks; transportation, which includes specialty truck trailers and chassis, railcar components, and tractor and trailer components; and construction, which includes wall panels, temporary structures, and industrial mats. In 2004, MMC announced the installation of bridge decks in 2 states, bringing its total to 27 bridge deck installations in 13 states and 2 foreign countries utilizing these composite materials technologies. MMC continued to explore opportunities to introduce its composite bridge installations to foreign markets. MMC has rights under a licensing agreement executed in 2001 regarding the manufacturing and marketing of commercial specialty truck trailers in North America, utilizing fiber-reinforced composite materials. In 2002, MMC signed a licensing agreement relating to a proprietary composite sandwich technology, which MMC expects will play an important role in the product line related to flat panel applications. The first composite trailer prototype manufactured by MMC was completed in 2003 and further developed in 2004.

     MMC intends to continue to ramp up its Structural Composite Products business during 2005. Product trials and commercialization continue to be the near-term focus of MMC. However, MMC is approximately six months behind plan in commercialization of its Structural Composites Products business. Improved performance in 2005 is essential to continued investment in this business. MMC will continue to evaluate a variety of construction-related and commercial uses for composite materials, in addition to its use in bridge decks and truck trailers. While MMC expects to increase its revenues related to its Structural Composite Products business over the next five years, there can be no assurance that these technologies will become profitable.

Patents and Trademarks

     As of February 18, 2005, the Company owns, has the right to use, or has pending applications for approximately 80 patents pending or granted by the United States and various countries and approximately 62 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

     The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 4,000 companies in the United States that produce aggregates. The largest five producers account for approximately 26% of the total market. The Company in its Aggregates division competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges and its increased access to rail transportation have enhanced the Company’s ability to compete in certain extended areas. Certain of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

     The Magnesia Specialties business of the Company’s Specialty Products division competes with various companies in different geographic and product areas principally on the basis of quality, price, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 14% of revenues for the Magnesia Specialties business in 2004, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Magnesia Specialties business have greater financial resources than the Company.

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

Research and Development

     The Company conducts research and development activities principally for its Magnesia Specialties business, at its plant in Manistee, Michigan, and for its Structural Composite Products business, at its headquarters in Raleigh, North Carolina, and its plant in Sparta, North Carolina. In general, the Company’s research and development efforts in 2004 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.9 million in 2004, $0.6 million in 2003, and $0.4 million in 2002 on research and development activities.

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

     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were $5.3 million in 2004 and $5.7 million in 2003 and are related to the Company’s environmental staff and ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K). Capitalized costs related to environmental control facilities were less than $1 million in 2004. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2004 or 2003. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

     With respect to reclamation costs, however, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). See “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 31 and 32 of the 2004 Annual Report. Under FAS 143, future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” on pages 21 and 22 of this Form 10-K and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 31 and 32 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on page 50 of the 2004 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

     As is the case with other companies in the same industry, some of the Company’s products contain varying amounts of crystalline silica, a mineral commonly called quartz. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with nonmalignant lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is “reasonably anticipated to be a carcinogen.” In October 1996, the International Agency for Research on Cancer issued another report stating that “inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans.” The Mine Safety and Health Administration and the Occupational Safety and Health Administration both have listed the development of a crystalline silica standard as one of the regulations they expect to have under active consideration for promulgation, proposal, or review during 2004. The Occupational Safety and Health Administration has identified occupational overexposure to crystalline silica among its top five health priorities and developed a draft regulation in 2003. The Mine Safety and Health Administration (MSHA) did not issue an advance notice of proposed rulemaking for the development of a crystalline silica standard in May 2004 as had been previously announced. The issue is in the prerule status, and MSHA is preparing a detailed risk assessment and plans to complete an external peer review of a draft assessment by February 2005. The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

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

     In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant and associated GDOT testing laboratory that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the

1940’s and 1950’s before the Company purchased the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. The Company submitted a corrective action plan to GDNR for approval on December 9, 2002. GDNR requested additional information which was duly submitted. The Company is waiting for GDNR to approve the plan before implementing it. The Company is funding the entire cost of future investigations and remediation which will occur over several years. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

     In December 1998, the GDNR determined that the Company, the GDOT, and two former asphalt plant operators are responsible parties for investigation and remediation of groundwater contamination at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it operated a testing laboratory at the site. The two other parties were designated because both entities operated asphalt plants at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. On May 21, 2001, GDNR issued separate Administrative Orders against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. The Company and GDOT submitted a corrective action plan to GDNR for approval on May 20, 2002. GDNR requested additional information in connection with its consideration of the submitted plan and subsequently approved the plan on July 19, 2004. GDOT is filing an amendment to the plan, and once the amendment is approved by GDNR, it is expected that GDOT will develop a schedule to implement the plan. Under Georgia law, responsible parties are jointly and severally liable, and therefore, the Company is potentially liable for the full cost of funding any necessary remediation. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.

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

Employees

     As of February 18, 2005, the Company has approximately 5,778 employees. Approximately 4,326 are hourly employees and approximately 1,452 are salaried employees. Included among these employees are approximately 837 hourly employees represented by labor unions (approximately 14% of the Company’s employees). Approximately 18% of the Company’s Aggregates division’s hourly employees are members of a labor union, while approximately 98% of the Specialty Products division’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Magnesia Specialties business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2007. The Woodville collective bargaining agreement expires in June 2006.

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

     The Company’s Chief Executive Officer and Chief Financial Officer are required to file with the SEC each year certifications regarding the quality of the Company’s public disclosure of its financial condition. These certifications are included as Exhibits to this Annual Report on Form 10-K. The Company’s Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The filing of these certifications with the SEC and with the New York Stock Exchange is also disclosed in the Company’s 2004 Annual Report.

ITEM 2. PROPERTIES

Aggregates

     As of December 31, 2004, the Company processed or shipped aggregates from 308 quarries and distribution yards in 28 states and in Canada and the Bahamas, of which 86 are located on land owned by the Company free of major encumbrances, 73 are on land owned in part and leased in part, 138 are on leased land, and 11 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2004, the Company processed and shipped ready mixed concrete and/or asphalt products from 17 properties in 3 states, of which 9 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, and 7 are on leased land.

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

				Percentage of aggregate
		Tonnage of reserves for		reserves located at an		Percent of
	Number of	each general type of		existing quarry, and		aggregate reserves	Percent of reserves
	Producing	aggregate at 12/31/04		reserves not located at an		on land that has	owned and percent
	Quarries	(add 000)		existing quarry		not been zoned for	leased
State	2004	Hard Rock	S & G	At Quarry	Not at Quarry	quarrying	Owned	Leased

Alabama	8	98,031	10,989	100%	—	0%	42%	58%
Arkansas	4	683,332	0	88%	12%	0%	25%	75%
California	2	36,376	0	100%	—	0%	30%	70%
Florida	2	67,574	0	100%	—	0%	0%	100%
Georgia	11	409,864	0	86%	14%	0%	62%	38%
Illinois	5	695,806	0	48%	52%	0%	9%	91%
Indiana	13	431,256	199,874	92%	8%	15%	43%	57%
Iowa	42	653,767	56,295	96%	4%	1%	13%	87%
Kansas	20	271,499	0	47%	53%	0%	35%	65%
Kentucky	2	622,822	0	100%	—	0%	15%	85%
Louisiana	0	—	—	—	—	—	—	—
Maryland	2	134,083	0	100%	—	15%	100%	0%
Minnesota	2	256,166	0	100%	—	0%	84%	16%
Mississippi	2	0	24,928	100%	—	0%	100%	0%
Missouri	23	594,260	0	20%	80%	0%	40%	60%
Montana	0	50,000	0	0%	100%	0%	100%	0%
Nebraska	4	75,936	0	99%	1%	0%	24%	76%
Nevada	2	18,670	2	100%	—	0%	0%	100%
North Carolina	41	1,863,957	2,000	86%	14%	3%	68%	32%
Ohio	22	185,657	223,979	84%	16%	3%	97%	3%
Oklahoma	7	523,888	6,236	75%	25%	0%	45%	55%
South Carolina	7	291,172	0	81%	19%	19%	76%	24%
Tennessee	2	0	15,138	100%	—	0%	10%	90%
Texas	14	1,775,985	196,854	65%	35%	33%	60%	40%
Virginia	5	375,489	0	97%	3%	1%	69%	31%
Washington	4	35,012	0	72%	28%	0%	7%	93%
West Virginia	2	61,076	0	35%	65%	0%	20%	80%
Wisconsin	1	4,807	0	100%	—	0%	0%	100%
Wyoming	1	98,790	0	100%	—	0%	0%	100%

U.S. Total	250	10,315,275	736,293

Non-U.S.	2	711,690	0	100%	—	0%	97%	3%

Grand Total	252	11,026,965	736,293	80%	20%	8%	52%	48%

	Total Annual Production (in tons)
	for year ended December 31			Number of years
	(add 000)			of production available
Region	2004	2003	2002	at December 31, 2004
Mideast	67,986	64,122	67,223	61.4
Northwest	29,824	30,434	33,006	72.1
Southeast	50,242	44,569	41,641	34.9
Southwest	38,811	39,305	41,413	82.1

Total	186,863	178,430	183,283	60.3

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

     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2004, the principal properties were believed to be utilized at average productive capacities of approximately 80% and were capable of supporting a higher level of market demand.

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

     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 31 and 32 of the 2004 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on page 50 of the 2004 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion of “Competition” on pages 12 and 13 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 34-65 of the 2004 Annual Report and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 31 and 32, respectively, of the Audited Consolidated Financial Statements included in the 2004 Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 18, 2005:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
Stephen P. Zelnak, Jr.	60	Chairman of the Board of Directors; President and Chief Executive Officer; President of Aggregates Division	1997 1993 1993

Philip J. Sipling	57	Executive Vice President; Chairman of Magnesia Specialties Division; Executive Vice President of Aggregates Division	1997 1997 1993

Janice K. Henry	53	Treasurer; Senior Vice President; Chief Financial Officer	2002 1998 1994	Treasurer (1996-2000)

Donald M. Moe	59	Senior Vice President; Senior Vice President of Aggregates Division; President-Mideast Division	2001 1999 1996	Vice President (1999 - 2001)

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
Jonathan T. Stewart	56	Senior Vice President, Human Resources	2001	Vice President, Human Resources (1993 - 2001)

Roselyn R. Bar	46	Vice President and General Counsel; Corporate Secretary	2001 1997	Deputy General Counsel (2001); Associate General Counsel (1998-2001)

Daniel G. Shephard	46	Senior Vice President; Vice President-Business Development and Capital Planning Regional Vice President and General Manager - MidAmerica Region; President of Magnesia Specialties Division	2004 2002 2003 1999	Vice President-Marketing (2002-2004) Vice President and Treasurer (2000-2002)

Anne H. Lloyd	43	Chief Accounting Officer; Vice President and Controller	1999 1998

David S. Watterson	43	Vice President and Chief Information Officer	2003	Vice President, Information Services (1999-2003)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 66 of the 2004 Annual Report, and that information is incorporated herein by reference. There were approximately 1,100 holders of record of the Company’s Common Stock as of February 18, 2005.

Recent Sales of Unregistered Securities

     None.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required in response to this subsection of Item 5 is included in Part III, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” on page 28 of this Form 10-K.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs(1)	Programs
October 1, 2004 - October 31, 2004	100,578	$45.60	100,578	4,543,222

November 1, 2004 - November 30, 2004	340,000	$49.76	340,000	4,203,222

December 1, 2004 - December 31, 2004	440,000	$51.78	440,000	3,763,222

Total	880,578	$50.30	880,578	3,763,222

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

     The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 67 of the 2004 Annual Report, and that information is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 34-65 of the 2004 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook 2005” on page 52 of the 2004 Annual Report is not incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” on page 64 of the 2004 Annual Report, and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” on pages 13-66 of the 2004 Annual Report, and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2004 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2004.

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

     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2004. The Company’s independent registered public accounting firm has issued an attestation report agreeing with management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2004. Management’s report on the Company’s internal controls and the related attestation report of the Company’s independent registered public accounting firm appear on pages 10 and 11 of the 2004 Annual Report, and those reports are hereby incorporated by reference in this Form 10-K. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” on page 52 of the 2004 Annual Report.

     Included among the Exhibits to this Annual Report on Form 10-K are forms of “Certifications” of the Company’s CEO and CFO as required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certifications refer to this evaluation of the Company’s disclosure policies and procedures and internal control over financial reporting. The information in this section should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required in response to this Item 10 is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2004 (the “2005 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” on pages 23 and 24 of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” on pages 18 and 19 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Corporate Governance Matters,” “Report of the Management Development and Compensation Committee on Executive Compensation,” “Comparison of Cumulative Total Return, Martin Marietta Materials, Inc., S&P 500, and S&P Materials Indices,” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s 2005 Proxy

Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2005 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Independent Directors” in the Company’s 2005 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2005 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2004 Annual Report, are incorporated by reference into Item 8 on page 26 of this Form 10-K. Page numbers refer to the 2004 Annual Report:

Page
Consolidated Statements of Earnings— for years ended December 31, 2004, 2003 and 2002	13

Consolidated Balance Sheets— at December 31, 2004 and 2003	14

Consolidated Statements of Cash Flows— for years ended December 31, 2004, 2003 and 2002	13

Page
Consolidated Statements of Shareholders’ Equity—
Balance at December 31, 2004, 2003 and 2002	16

Notes to Financial Statements—	17-33

(2)	List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(d). The page numbers refer to this Form 10-K.

Schedule II — Valuation and Qualifying Accounts............................... 32-33

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements appears on page 12 of the 2004 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits on pages 37-39 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(c)	Index of Exhibits

Exhibit
No.
3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

Exhibit
No.
4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08	—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09	—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10	—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01	—Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02	—Amendment No. 1 to the Rights Agreement, dated as of May 3, 2004, between the Company and Wachovia Bank, N.A. (as successor to First Union National Bank of North Carolina) (incorporated by references to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1012744))

10.03	—Five -Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)

10.04	—Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, as agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2002) (Commission File No. 1-12744)

10.05	—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.06	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials,

Exhibit
No.
Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.07	—Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

10.08	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (Commission File No. 1-12744)**

10.09	—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

10.10	—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.11	—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.12	—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.13	—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.15	—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

10.16	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.17	—Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (Commission File No. 1-12744)**

10.18	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19	—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

*10.20	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.21	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2004

Exhibit
No.
*13.01	—Martin Marietta Materials, Inc. 2004 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2004 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*18.01	—Letter dated February 21, 2005 of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries, regarding a change in accounting principles

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 34)

*31.01	—Certification dated February 22, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 22, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 22, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 22, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2005 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2005 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*Filed herewith

**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(d)	Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

		Col C
		Additions
		(1)	(2)
	Col B	Charged	Charged to			Col E
	Balance at	to costs	other	Col D		Balance at
Col A	beginning	and	accounts—	Deductions—		end of
Description	of period	expenses	describe	describe		period
	(Amounts in Thousands)
Year ended December 31, 2004

Allowance for doubtful accounts and uncollectible notes receivable	$5,196	$2,103		$57	(a)	$7,242

		Col C
		Additions
		(1)	(2)
	Col B	Charged	Charged to			Col E
	Balance at	to costs	other	Col D		Balance at
Col A	beginning	and	accounts—	Deductions—		end of
Description	of period	expenses	describe	describe		period
		(Amounts in Thousands)
Inventory valuation allowance	5,990	945		1,393	(a)	5,463
				79	(b)
Accumulated amortization of intangible assets	28,356	4,677		2,119	(b)	29,605
				1,309	(c)

Year ended December 31, 2003

Allowance for doubtful accounts	$8,282	$488		$3,574	(d)	$5,196
Inventory valuation allowance	5,659	675		87	(a)	5,990
				191	(b)
				66	(e)

Accumulated amortization of intangible assets	27,505	5,840		3,556	(b)	28,356
				1,433	(c)

Year ended December 31, 2002

Allowance for doubtful accounts	$7,367	$1,082	—	$167	(a)	$8,282
Inventory valuation allowance	6,020	504	—	504	(a)	5,659
				361	(b)

Accumulated amortization of intangible assets	103,015	6,102	—	803	(b)	27,505
				3,423	(c)
				77,386	(f)

(a)	To adjust allowance for change in estimates.
(b)	Divestitures.
(c)	Write off of fully amortized intangible assets.
(d)	Write off of uncollectible accounts against allowance.
(e)	Write off of fully reserved inventory.
(f)	Write off of accumulated amortization related to nonamortized goodwill.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Vice President, General Counsel and Corporate Secretary

Dated: February 22, 2005

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen P. Zelnak, Jr.	Chairman of the Board,	February 22, 2005

Stephen P. Zelnak, Jr.	President and Chief Executive Officer

/s/ Janice K. Henry	Senior Vice President and	February 22, 2005

Janice K. Henry	Chief Financial Officer

/s/ Anne H. Lloyd	Vice President and	February 22, 2005

Anne H. Lloyd	Chief Accounting Officer

/s/ Marcus C. Bennett	Director	February 22, 2005

Marcus C. Bennett

/s/ Sue W. Cole	Director	February 22, 2005

Sue W. Cole

/s/ William E. McDonald	Director	February 22, 2005

William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 22, 2005

Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 22, 2005

Laree E. Perez

Signature	Title	Date
/s/ James M. Reed	Director	February 22, 2005

James M. Reed

/s/ William B. Sansom	Director	February 22, 2005

William B. Sansom

/s/ Richard A. Vinroot	Director	February 22, 2005

Richard A. Vinroot

EXHIBITS

Exhibit No.
3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003)(Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No.1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08	—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09	—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10	—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01	—Rights Agreement, dated as of October 21, 1996, between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class A Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (incorporated by reference to Exhibit 1 to the Martin Marietta Materials, Inc. registration statement on Form 8-A, filed with the Securities and Exchange Commission on October 21, 1996)

10.02	—Amendment No. 1 to the Rights Agreement, dated as of May 3, 2004, between the Company and Wachovia Bank, N.A. (as successor to First Union National Bank of North Carolina)

Exhibit No.
(incorporated by references to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1012744))

10.03	—Five -Year Credit Agreement dated as of August 8, 2001, among Martin Marietta Materials, Inc., the banks parties thereto, and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)

10.04	—Amendment No. 1 to Five-Year Credit Agreement dated as of August 8, 2002 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, as agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2002) (Commission File No. 1-12744)

10.05	—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.06	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.07	—Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

10.08	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (Commission File No. 1-12744)**

10.09	—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

10.10	—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.11	—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.12	—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.13	—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.15	—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

Exhibit No.
10.16	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.17	—Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (Commission File No. 1-12744)**

10.18	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19	—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

*10.20	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.21	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2004

*13.01	—Martin Marietta Materials, Inc. 2004 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2004 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*18.01	—Letter dated February 21, 2005 of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries, regarding a change in accounting principles

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 34)

*31.01	—Certification dated February 22, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 22, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 22, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 22, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2005 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2005 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*Filed herewith

**Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K