Form 10-Q
period 2005-03-31
MARTIN MARIETTA MATERIALS INC
filed 2005-05-04
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005

Common Stock, $0.01 par value	46,610,158

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
	(Dollars in Thousands,
	except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$103,097	$161,620
Accounts receivable, net	220,442	219,589
Inventories, net	224,919	209,309
Current portion of notes receivable	3,900	4,655
Current deferred income tax benefits	5,831	5,750
Other current assets	27,354	23,330

Total Current Assets	585,543	624,253

Property, plant and equipment	2,366,995	2,309,537
Allowances for depreciation and depletion	(1,260,338)	(1,244,322)

Net property, plant and equipment	1,106,657	1,065,215

Goodwill	568,961	567,495
Other intangibles, net	21,284	18,642
Noncurrent notes receivable	25,723	26,501
Other noncurrent assets	45,960	53,746

Total Assets	$2,354,128	$2,355,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$7,780	$9,527
Accounts payable	89,596	89,949
Accrued salaries, benefits and payroll taxes	21,193	22,710
Pension and postretirement benefits	4,261	4,199
Accrued insurance and other taxes	37,694	35,904
Income taxes	9,991	10,697
Current maturities of long-term debt	943	970
Other current liabilities	27,263	29,857

Total Current Liabilities	198,721	203,813

Long-term debt	710,346	713,661
Pension, postretirement and postemployment benefits	88,718	88,241
Noncurrent deferred income taxes	139,634	139,179
Other noncurrent liabilities	98,138	57,531

Total Liabilities	1,235,557	1,202,425

Shareholders’ Equity:
Common stock, par value $0.01 per share	467	472
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	334,107	366,626
Accumulated other comprehensive loss	(8,970)	(8,970)
Retained earnings	792,967	795,299

Total Shareholders’ Equity	1,118,571	1,153,427

Total Liabilities and Shareholders’ Equity	$2,354,128	$2,355,852

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$340,048	$297,802
Freight and delivery revenues	51,955	42,345

Total revenues	392,003	340,147

Cost of sales	290,905	261,933
Freight and delivery costs	51,955	42,345

Total cost of revenues	342,860	304,278

Gross Profit	49,143	35,869

Selling, general & administrative expenses	31,918	31,593
Research and development	148	154
Other operating (income) and expenses, net	(1,774)	(200)

Earnings from Operations	18,851	4,322

Interest expense	10,790	10,288
Other nonoperating (income) and expenses, net	(2,388)	(408)

Earnings (Loss) from continuing operations before income tax expense (benefit)	10,449	(5,558)
Income tax expense (benefit)	2,149	(1,665)

Earnings (Loss) from continuing operations	8,300	(3,893)
Loss on discontinued operations, net of related tax benefit of $520 and $1,103 in 2005 and 2004	(1,223)	(2,652)

Net earnings (loss)	$7,077	$(6,545)

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$0.18	$(0.08)
Discontinued operations	(0.03)	(0.06)

	$0.15	$(0.14)

Diluted from continuing operations	$0.17	$(0.08)
Discontinued operations	(0.02)	(0.06)

	$0.15	$(0.14)

Dividends Per Share	$0.20	$0.18

Weighted Average Number of Common Shares Outstanding:
Basic	47,061,842	48,332,774

Diluted	47,737,996	48,332,774

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands)
	(Unaudited)
Net earnings (loss)	$7,077	$(6,545)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation, depletion and amortization	33,290	33,614
Losses (gains) on divestitures and sales of assets	322	(2,028)
Deferred income taxes	373	3,647
Other items, net	1,239	(491)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(854)	8,697
Inventories, net	(13,100)	(16,435)
Accounts payable	(228)	(5,164)
Other assets and liabilities, net	1,896	(31,880)

Net cash provided by (used for) operating activities	30,015	(16,585)

Investing activities:
Additions to property, plant and equipment	(47,188)	(29,778)
Acquisitions, net	(3,927)	(5,567)
Proceeds from divestitures and sales of assets	11,685	11,925

Net cash used for investing activities	(39,430)	(23,420)

Financing activities:
Repayments of long-term debt	(403)	(560)
Change in bank overdraft	(1,747)	784
Dividends paid	(9,409)	(8,668)
Repurchases of common stock	(44,273)	(25,020)
Issuances of common stock	6,724	1,116

Net cash used for financing activities	(49,108)	(32,348)

Net decrease in cash and cash equivalents	(58,523)	(72,353)
Cash and cash equivalents, beginning of period	161,620	125,133

Cash and cash equivalents, end of period	$103,097	$52,780

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,594	$4,537
Cash paid for income taxes	$1,382	$1,449

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2005 are not indicative of the results to be expected for the full year.

2.	Business Combinations and Divestitures

Effective January 1, 2005, the Corporation formed a joint venture with Hunt Midwest Enterprises (“Hunt Midwest”) to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The joint venture company, Hunt Martin Materials LLC, is 50% owned by each party and is the leading aggregates producer in the area. The joint venture, valued at approximately $75 million, was formed by the parties contributing a total of 15 active quarry operations with production of approximately 7.5 million tons annually. The Corporation consolidated the financial statements of the joint venture effective January 1, 2005 and included minority interest for the net assets attributable to Hunt Midwest in other noncurrent liabilities. In the Corporation’s consolidated financial statements, the assets contributed by Hunt Midwest are recorded at their fair value on the date of contribution to the joint venture, while assets contributed by the Corporation will continue to be recorded at historical cost. The terms of the joint venture agreement provide that the Corporation will operate as the managing partner and receive a management fee based on tons sold. Additionally, the joint venture agreement includes the Corporation providing a $7 million revolving credit facility for working capital purposes and a $26 million term loan for a capital project. Any outstanding borrowings under these agreements are eliminated in the Corporation’s financial statements. The joint venture has a term of fifty years with certain purchase rights provided to the Corporation and Hunt Midwest.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Business Combinations and Divestitures (continued)

In 2005 and 2004, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included the following net sales, pretax loss on operations, pretax gain or loss on disposals, income tax benefit and net loss (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales	$2,263	$11,094

Pretax loss on operations	$(819)	$(4,807)
Pretax (loss) gain on disposals	(924)	1,052

Pretax loss	(1,743)	(3,755)
Income tax benefit	(520)	(1,103)

Net loss	$(1,223)	$(2,652)

3.	Inventories

	March 31,	December 31,
	2005	2004
	(Dollars in Thousands)
Finished products	$187,614	$173,013
Product in process and raw materials	17,519	17,412
Supplies and expendable parts	26,005	24,347

	231,138	214,772
Less allowances	(6,219)	(5,463)

Total	$224,919	$209,309

4.	Goodwill

The following table shows changes in goodwill for the quarter ended March 31, 2005 (dollars in thousands):

Balance at beginning of period	$567,495
Acquisitions	2,685
Adjustments to purchase price allocations	6
Amounts allocated to divestitures	(1,225)

Balance at end of period	$568,961

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Long-Term Debt

	March 31,	December 31,
	2005	2004
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,780	$249,773
5.875% Notes, due 2008	207,060	209,761
6.9% Notes, due 2007	124,984	124,982
7% Debentures, due 2025	124,283	124,279
Acquisition notes, interest rates ranging from 2.11% to 8.02%	4,347	4,725
Other notes	835	1,111

	711,289	714,631
Less current maturities	(943)	(970)

Total	$710,346	$713,661

The carrying values of the notes due in 2008 include $7,507,000 and $10,235,000 at March 31, 2005 and December 31, 2004, respectively, for the value of interest rate swaps.

6.	Income Taxes

The Corporation’s effective income tax rate for continuing operations for the first three months was 20.6% in 2005 and 30.0% in 2004. The Corporation’s combined overall effective tax rate for continuing and discontinued operations was 18.7% and 29.7% for the quarters ended March 31, 2005 and 2004, respectively. The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, primarily, and foreign operating earnings.

The effective income tax rate for the quarter ended March 31, 2005 reflects the benefit of a decrease in tax reserves related to certain international tax issues currently under examination and contributed $0.02 per diluted share to earnings for the quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended March 31 (dollars in thousands):

	Pension		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$2,901	$2,710	$171	$187
Interest cost	4,118	3,987	866	927
Expected return on assets	(4,430)	(3,976)	—	—
Amortization of:
Prior service cost	139	121	(324)	(324)
Actuarial loss	491	460	79	99

Total net periodic benefit cost	$3,219	$3,302	$792	$889

8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors, which are accounted for under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. In 2004, the Corporation changed the model used for valuing stock options for options granted under the Corporation’s stock-based compensation plans. The fair value of the 2004 option awards was determined using a lattice valuation model as opposed to the Black-Scholes valuation model used in prior years.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net earnings (loss), as reported	$7,077	$(6,545)
Add: Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	428	309
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,287)	(1,302)

Pro forma net earnings (loss)	$6,218	$(7,538)

Earnings (loss) per share:
Basic-as reported	$0.15	$(0.14)

Basic-pro forma	$0.13	$(0.16)

Diluted-as reported	$0.15	$(0.14)

Diluted-pro forma	$0.13	$(0.16)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which is a revision of FAS 123. FAS 123(R) supercedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows, and requires all forms of share-based payments to employees, including employee stock options, to be recognized as compensation expense. The compensation expense of the awards is measured at fair value at the grant date. FAS 123(R) is effective January 1, 2006 for the Corporation. The Corporation expects to adopt the provisions of the statement using the modified prospective transition method, which would recognize stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards subsequent to that date. The 2006 impact of the adoption of FAS 123(R) on the Corporation’s results of operations will depend on the levels of share-based payments granted in 2005 and 2006. If the Corporation had adopted FAS 123(R) in prior periods, net earnings (loss) and earnings (loss) per share for the quarter ended March 31 would approximate the pro forma results of operations as presented in Note 9.

In March 2005, the FASB ratified Emerging Issues Task Force Issue 04-06, Accounting for Stripping Costs in the Mining Industry (EITF 04-06). EITF 04-06 clarifies that post-production stripping costs, which represent costs of removing overburden and waste materials to access mineral deposits, should be considered costs of the extracted minerals under a full absorption costing system and recorded as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. EITF 04-06 is effective January 1, 2006 for the Corporation, and any capitalized post-production stripping costs will be written off as a cumulative effect of change in accounting principle. At March 31, 2005, the Corporation had $10.2 million of capitalized stripping costs. The Corporation is currently reviewing what, if any, of this amount represents post-production costs.

The FASB is currently expected to issue an exposure draft in May 2005, to clarify the criteria for recognition of tax benefits in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Corporation outlined its critical accounting policies related to income taxes in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain tax accounting and reporting guidelines may change as a result of new accounting guidance. Management’s accounting and reporting treatment will be determined at the time of issuance of a final standard.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through two reportable business segments: aggregates and specialty products. The Corporation’s net sales and earnings are predominately derived from its Aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 331 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products used in a wide variety of industries.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005.

RESULTS OF OPERATIONS Consolidated net sales for the quarter were $340.0 million compared with 2004 first quarter net sales of $297.8 million. Consolidated earnings from operations for the quarter were $18.9 million as compared with $4.3 million in the first quarter 2004. Interest expense increased 5% to $10.8 million for the first quarter 2005. Consolidated earnings from continuing operations for the quarter were $8.3 million, or $0.17 per diluted share, in 2005 compared with a loss of $3.9 million, or $0.08 per diluted share, in the first quarter 2004.

In 2005 and 2004, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included the following net sales, pretax loss on operations, pretax gain or loss on disposals, income tax benefit and net loss (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales	$2,263	$11,094

Pretax loss on operations	$(819)	$(4,807)
Pretax (loss) gain on disposals	(924)	1,052

Pretax loss	(1,743)	(3,755)
Income tax benefit	(520)	(1,103)

Net loss	$(1,223)	$(2,652)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
(Continued)

Net earnings for the quarter ended March 31 were $7.1 million, or $0.15 per diluted share, in 2005 compared with a net loss of $6.5 million, or $0.14 per diluted share, in 2004.

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004

The following tables present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended March 31, 2005 and 2004. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.

Earnings from operations include research and development expense. This expense for the Corporation was $0.1 million and $0.2 million for the quarters ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005		2004
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$309,514	100.0	$271,364	100.0
Specialty Products	30,534	100.0	26,438	100.0

Total	$340,048	100.0	$297,802	100.0

Gross profit:
Aggregates	$43,761	14.1	$31,658	11.7
Specialty Products	5,382	17.6	4,211	15.9

Total	$49,143	14.5	$35,869	12.0

Selling, general & administrative expenses:
Aggregates	$29,082	9.4	$29,075	10.7
Specialty Products	2,836	9.3	2,518	9.5

Total	$31,918	9.4	$31,593	10.6

Other operating (income) and expenses, net:
Aggregates	$(1,850)	(0.6)	$(568)	(0.2)
Specialty Products	76	0.2	368	1.4

Total	$(1,774)	(0.5)	$(200)	(0.1)

Earnings from operations:
Aggregates	$16,530	5.3	$3,152	1.2
Specialty Products	2,321	7.6	1,170	4.4

Total	$18,851	5.5	$4,322	1.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
(Continued)

Net sales for the Aggregates division were $309.5 million for the first quarter 2005 compared with $271.4 million for the first quarter 2004 resulting from an increase in demand, strong pricing and cost control. Shipments and production at heritage aggregates locations increased 7.2 percent and 7.0 percent, respectively, over the prior-period quarter. Shipments were particularly strong across the Southwest and the Southeast, as highway and commercial demand increased and residential demand remained strong. Aggregates pricing increased 5.6% at heritage aggregates locations as compared with the prior-period quarter. The increases in shipments and pricing, coupled with continued cost control, resulted in a 310-basis-point improvement in gross margin in the heritage aggregates product line, in spite of increased pressures from rising diesel fuel prices, higher costs for repair and supply parts, and higher wage and benefit costs. Unit production cost of aggregates products decreased slightly compared with the prior-year period. Further, the quarter was favorably affected by the divestiture of nonstrategic operations.

The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	March 31, 2005
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	7.2%	5.6%
Aggregates division (3)	7.0%	6.0%

	Three Months Ended
	March 31,
	2005	2004
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	38,787	36,167
Acquisitions	657	—
Divestitures(4)	32	713

Aggregates Division (3)	39,476	36,880

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.

Selling, general and administrative expenses, which were relatively flat, declined as a percentage of net sales for the quarter compared with 2004.

The Aggregates division’s earnings from operations were $16.5 million in the first quarter of 2005 as compared with $3.2 million in the first quarter of 2004. Operating margin increased 410 basis points to 5.3% as compared with the prior-year quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
(Continued)

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

Specialty Products’ first quarter net sales of $30.5 million increased 16% when compared with net sales of $26.4 million in the year-earlier period. The increase reflects strong lime sales to the steel industry and increased chemicals sales to a variety of end users, particularly for water treatment and acid neutralization, coupled with strong pricing improvements in both lime and chemical products. Earnings from operations for the first quarter were $2.3 million for 2005 as compared with $1.2 million in 2004. Specialty Products’ results included a $2.6 million and $1.9 million loss from operations in the Structural Composites business for the quarters ended March 31, 2005 and 2004, respectively.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Other nonoperating income and expenses, net, for the quarter ended March 31, were $2.4 million in income in 2005 compared with income of $0.4 million in 2004 and resulted from higher interest income and earnings on nonconsolidated subsidiaries. Further, the elimination of minority interest for consolidated subsidiaries resulted in a $0.6 million increase in other nonoperating income.

LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the three months ended March 31, 2005 was $30.0 million compared with $16.6 million used for operating activities in the comparable period of 2004. Operating cash flow is generally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. The increase in cash provided by operating activities for the first quarter of 2005 as compared with the year-earlier period was primarily due to the Corporation making a voluntary $32 million contribution to its pension plan in the quarter ended March 31, 2004, which reduced operating cash flow. Additionally, earnings were higher for the first quarter of 2005 as compared with the year-earlier period. These factors were partially offset by a larger reduction in accounts receivable in the first quarter of 2004. Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31,
	2005	2004
Depreciation	$31.0	$30.9
Depletion	0.9	1.2
Amortization	1.4	1.5

	$33.3	$33.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
(Continued)

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2004 net cash provided by operating activities was $266.8 million, compared with $16.6 million used for operations in the first quarter of 2004.

First quarter capital expenditures, exclusive of acquisitions, were $47.2 million in 2005 and $29.8 million in 2004. Comparable full-year capital expenditures were $163.4 million in 2004. The full-year capital spending projection of $195 million for 2005 is currently under review and expected to increase.

In 2005, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended March 31, 2005, the Corporation repurchased 740,000 shares at an aggregate cost of $41.1 million.

Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2005.

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

ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 10 to the Consolidated Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
(Continued)

TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

The industry and the Corporation are focusing, in the near term, on the passage of a new federal highway program. Management believes that a federal highway program funding bill will be approved at a higher level than the previous bill, which expired on September 30, 2003. Since then, the highway program has been operating under a continuing resolution that currently expires on May 31, 2005. The spending level for fiscal year 2005 of $34.6 billion under the current continuing resolution is higher than previous levels. However, the debate on funding levels, terms and duration will continue in 2005, and the level of highway spending will continue to be uncertain until a federal highway bill is finalized and state construction spending priorities are set. Management expects that a successor bill may not be passed until mid-year.

OUTLOOK 2005 The outlook for the Aggregates business for the remainder of 2005 appears to be positive. Management expects aggregates shipments volume to increase 2.5 percent to 4.5 percent and aggregates pricing to increase 3.5 percent to 4.5 percent. The Magnesia Specialties business is expected to generate between $19 million and $22 million in pretax earnings. The Structural Composites business is expected to lose between $6 million and $8 million in 2005. Presently, management believes that the Structural Composites business would require revenues of approximately $25 million to $30 million to achieve breakeven operating results.

Management currently expects net earnings per diluted share for 2005 to range from $2.90 to $3.25. Second quarter 2005 earnings per diluted share are expected to range from $0.95 to $1.10. The volatility of energy prices, control of rising costs of supply parts and wages and benefits, state construction spending priorities, the degree of commercial construction recovery, continued strength in residential spending and the weather are the significant factors that will affect the Corporation’s performance within the earnings range.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding; levels of construction spending in the markets the Corporation serves; unfavorable weather conditions; fuel costs; wage inflation and increasing employee benefits’ impact on labor costs; continued increases in the cost of repair and supply parts; transportation costs; ability to recognize increased sales and quantifiable savings from internal expansion projects; continued strength in the steel industry markets served by the Corporation’s Magnesia Specialties business; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2005 and 2004
(Continued)

INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004, by writing to:

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
For the Quarter Ended March 31, 2005

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

The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in the fair value of the Swaps or the debt. At March 31, 2005, the fair value of the Swaps is a liability of $1.2 million.

As a result of the Swaps, the Corporation has increased interest rate risk associated with changes in the LIBOR rate. The hypothetical change in interest rates of 1% would change annual interest expense by $1.0 million and also change the fair value of the debt covered by the Swaps by approximately $4.0 million.

Commercial Paper Obligations. The Corporation has a $275 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2005, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

Pension Expense. The Corporation sponsors noncontributory defined benefit pension plans that cover substantially all employees. Therefore, the Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. The selection of the discount rate is based on the yields on high quality, fixed income investments. The selection of the expected long-term rate of return on assets is based on general market conditions and related returns on a portfolio of investments. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005.

Aggregate Interest Rate Risk. The pension expense for 2005 is calculated based on assumptions selected at December 31, 2004. Therefore, interest rate risk in 2005 is limited to the potential effect related to the interest rate swaps and outstanding commercial paper. Assuming no commercial paper is outstanding, which is consistent with the March 31, 2005 balance, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2005.

On April 1, 2005, the Corporation converted certain financial accounting systems of the businesses acquired in the 1998 acquisition of Redland Stone Products Company, which are currently a part of the Southwest Division, to the Corporation’s enterprise-wide information system solution. Management believes that the conversion of these financial accounting systems should provide a more centralized system of internal control over financial reporting for these businesses. In addition, the Corporation expects further conversion of its information systems to occur during the balance of the year. There have been no other significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1, 2005 – January 31, 2005	200,000	$51.15	200,000	3,563,200

February 1, 2005 – February 28, 2005	200,000	$57.14	200,000	3,363,200

March 1, 2005 – March 31, 2005	340,000	$57.05	340,000	3,023,200

Total	740,000	$55.48	740,000	3,023,200

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

PART II-OTHER INFORMATION
(Continued)

Item 5. Other Information.

On January 27, 2005, the Corporation announced its preliminary, unaudited fourth quarter 2004 earnings forecast. The Corporation also announced that it would release fourth quarter and year ended December 31, 2004 results on February 9, 2005.

On February 3, 2005, the Corporation announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per share of the Corporation’s common stock. The dividend, which represents a cash dividend of $0.80 per share on an annualized basis, was payable March 31, 2005, to shareholders of record at the close of business on March 1, 2005.

On February 9, 2005, the Corporation reported its financial results for the fourth quarter and full year ended December 31, 2004.

On April 13, 2005, the Corporation announced that it expected first quarter earnings in a range of $0.10 to $0.15 per diluted share. The Corporation also announced that it would release its financial results for the first quarter ended March 31, 2005 on May 2, 2005.

On May 2, 2005, the Corporation reported financial results for the first quarter ended March 31, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

PART II-OTHER INFORMATION
(Continued)

Item 6. Exhibits.

Exhibit
No.	Document
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Quarter Ended March 31, 2005 and 2004

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 4, 2005	By:	/s/ JANICE K. HENRY
Janice K. Henry Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

EXHIBIT INDEX

Exhibit No.	Document
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Quarter Ended March 31, 2005 and 2004

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 4, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002