Form 10-Q
period 2005-06-30
MARTIN MARIETTA MATERIALS INC
filed 2005-08-03
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2005

Common Stock, $0.01 par value	46,302,965

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
	(Dollars in Thousands,
	except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$81,410	$161,620
Investments	10,000	—
Accounts receivable, net	282,844	219,589
Inventories, net	217,003	209,309
Current portion of notes receivable	3,844	4,655
Current deferred income tax benefits	6,112	5,750
Other current assets	23,052	23,330

Total Current Assets	624,265	624,253

Property, plant and equipment	2,408,816	2,309,537
Allowances for depreciation and depletion	(1,285,309)	(1,244,322)

Net property, plant and equipment	1,123,507	1,065,215

Goodwill	569,294	567,495
Other intangibles, net	20,369	18,642
Noncurrent notes receivable	24,917	26,501
Other noncurrent assets	43,915	53,746

Total Assets	$2,406,267	$2,355,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$5,200	$9,527
Accounts payable	103,566	89,949
Accrued salaries, benefits and payroll taxes	22,648	22,710
Pension and postretirement benefits	4,413	4,199
Accrued insurance and other taxes	43,351	35,904
Income taxes	23,785	10,697
Current maturities of long-term debt	915	970
Other current liabilities	25,578	29,857

Total Current Liabilities	229,456	203,813

Long-term debt	711,491	713,661
Pension, postretirement and postemployment benefits	87,924	88,241
Noncurrent deferred income taxes	138,469	139,179
Other noncurrent liabilities	100,447	57,531

Total Liabilities	1,267,787	1,202,425

Shareholders’ Equity:
Common stock, par value $0.01 per share	462	472
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	301,836	366,626
Accumulated other comprehensive loss	(8,970)	(8,970)
Retained earnings	845,152	795,299

Total Shareholders’ Equity	1,138,480	1,153,427

Total Liabilities and Shareholders’ Equity	$2,406,267	$2,355,852

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
	(Unaudited)
Net Sales	$479,095	$407,194	$819,143	$704,996
Freight and delivery revenues	67,276	55,074	119,231	97,418

Total revenues	546,371	462,268	938,374	802,414

Cost of sales	351,197	301,237	642,102	563,170
Freight and delivery costs	67,276	55,074	119,231	97,418

Total cost of revenues	418,473	356,311	761,333	660,588

Gross Profit	127,898	105,957	177,041	141,826

Selling, general & administrative expenses	31,868	32,775	63,786	64,368
Research and development	193	181	341	335
Other operating (income) and expenses, net	(2,368)	(1,429)	(4,142)	(1,629)

Earnings from Operations	98,205	74,430	117,056	78,752

Interest expense	10,662	10,743	21,452	21,031
Other nonoperating (income) and expenses, net	1,117	(278)	(1,271)	(686)

Earnings from continuing operations before income tax expense	86,426	63,965	96,875	58,407
Income tax expense	24,819	18,982	26,969	17,318

Earnings from continuing operations	61,607	44,983	69,906	41,089
Loss on discontinued operations, net of related tax expense (benefit) of $33, $(72), $(488) and $(1,176), respectively	(135)	(268)	(1,357)	(2,919)

Net earnings	$61,472	$44,715	$68,549	$38,170

Net Earnings Per Common Share:
Basic from continuing operations	$1.32	$0.94	$1.49	$0.85
Discontinued operations	—	(0.01)	(0.03)	(0.06)

	$1.32	$0.93	$1.46	$0.79

Diluted from continuing operations	$1.30	$0.93	$1.47	$0.84
Discontinued operations	—	(0.01)	(0.03)	(0.06)

	$1.30	$0.92	$1.44	$0.78

Dividends Per Share	$0.20	$0.18	$0.40	$0.36

Weighted Average Number of Common Shares
Outstanding:
Basic	46,569,420	48,210,140	46,814,271	48,271,457

Diluted	47,173,646	48,570,644	47,454,461	48,679,599

Sec accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$68,549	$38,170
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	67,730	66,802
Gains on divestitures and sales of assets	(483)	(3,571)
Deferred income taxes	(1,072)	7,887
Other items, net	(4)	(911)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(63,255)	(25,199)
Inventories, net	(5,517)	(17,575)
Accounts payable	13,741	907
Other assets and liabilities, net	28,961	(14,614)

Net cash provided by operating activities	108,650	51,896

Investing activities:
Additions to property, plant and equipment	(101,284)	(70,337)
Acquisitions, net	(4,138)	(5,567)
Proceeds from divestitures and sales of assets	20,922	26,106
Other investing activities, net	(10,000)	—

Net cash used for investing activities	(94,500)	(49,798)

Financing activities:
Repayments of long-term debt	(438)	(712)
Change in bank overdraft	(4,326)	(253)
Dividends paid	(18,697)	(17,335)
Repurchases of common stock	(81,130)	(25,020)
Issuances of common stock	10,231	1,891

Net cash used for financing activities	(94,360)	(41,429)

Net decrease in cash and cash equivalents	(80,210)	(39,331)
Cash and cash equivalents, beginning of period	161,620	125,133

Cash and cash equivalents, end of period	$81,410	$85,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,270	$22,228
Cash paid for income taxes	$11,093	$3,192
Sea accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2005 are not indicative of the results to be expected for the full year.

2.	Business Combinations and Divestitures

Effective January 1, 2005, the Corporation formed a joint venture with Hunt Midwest Enterprises (“Hunt Midwest”) to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The joint venture company, Hunt Martin Materials LLC, is 50% owned by each party and is the leading aggregates producer in the area. The joint venture, valued at approximately $75 million, was formed by the parties contributing a total of 15 active quarry operations with production of approximately 7.5 million tons annually. The Corporation consolidated the financial statements of the joint venture effective January 1, 2005 and includes minority interest for the net assets attributable to Hunt Midwest in other noncurrent liabilities. In the Corporation’s consolidated financial statements, the assets contributed by Hunt Midwest were initially recorded at their fair value on the date of contribution to the joint venture, while assets contributed by the Corporation continued to be recorded at historical cost. The terms of the joint venture agreement provide that the Corporation will operate as the managing partner and receive a management fee based on tons sold. Additionally, the joint venture agreement includes the Corporation providing a $7 million revolving credit facility for working capital purposes and a term loan that provides up to $26 million for a capital project. Any outstanding borrowings under these agreements are eliminated in the Corporation’s consolidated financial statements. The joint venture has a term of fifty years with certain purchase rights provided to the Corporation and Hunt Midwest.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Business Combinations and Divestitures (continued)

In 2005 and 2004, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included the following net sales, pretax loss on operations, pretax gain or loss on disposals, income tax expense (benefit) and net loss (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$315	$8,579	$2,578	$19,673

Pretax loss on operations	$(102)	$(957)	$(921)	$(5,764)
Pretax gain (loss) on disposals	—	617	(924)	1,669

Pretax loss	(102)	(340)	(1,845)	(4,095)
Income tax expense (benefit)	33	(72)	(488)	(1,176)

Net loss	$(135)	$(268)	$(1,357)	$(2,919)

3.	Investments

Investments are comprised of variable rate demand notes. These available-for-sale securities are carried at fair value. While the contractual maturities for each of the Corporation’s variable rate demand notes exceed ten years, these securities represent investments of cash available for current operations. Therefore, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are classified as current assets in the consolidated balance sheet. The Corporation can redeem the investments at their par value prior to the contractual maturities by providing 7-day written notice to the remarketing agent.

4.	Inventories

	June 30,	December 31,
	2005	2004
	(Dollars in Thousands)
Finished products	$178,969	$173,013
Product in process and raw materials	17,610	17,412
Supplies and expendable parts	28,789	24,347

	225,368	214,772
Less allowances	(8,365)	(5,463)

Total	$217,003	$209,309

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Goodwill

The following table shows changes in goodwill (dollars in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Balance at beginning of period	$568,961	$567,495
Acquisitions	—	2,685
Adjustments to purchase price allocations	333	339
Amounts allocated to divestitures	—	(1,225)

Balance at end of period	$569,294	$569,294

6.	Long-Term Debt

	June 30,	December 31,
	2005	2004
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,787	$249,773
5.875% Notes, due 2008	208,349	209,761
6.9% Notes, due 2007	124,985	124,982
7% Debentures, due 2025	124,287	124,279
Acquisition notes, interest rates ranging from 2.11% to 8.02%	3,898	4,725
Other notes	1,100	1,111

	712,406	714,631
Less current maturities	(915)	(970)

Total	$711,491	$713,661

The carrying values of the notes due in 2008 include $8,768,000 and $10,235,000 at June 30, 2005 and December 31, 2004, respectively, for the value of interest rate swaps.

On June 30, 2005, the Corporation entered into a $250 million five-year revolving credit agreement (the “Credit Agreement”) that replaced a $275 million revolving credit facility that was scheduled to expire in August 2006. The Corporation also reduced the maximum amount of its commercial paper program, which is supported by the revolving credit agreement, from $275 million to $250 million. At June 30, 2005, the Corporation had no outstanding balance on the revolving credit agreement and no commercial paper outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Long-Term Debt (continued)

The Credit Agreement is syndicated with a group of domestic and foreign commercial banks and expires in June 2010. Borrowings under the Credit Agreement are unsecured and bear interest, at the Corporation’s option, at rates based upon: (i) the Euro-Dollar rate (as defined on the basis of a LIBOR) plus basis points related to a pricing grid; (ii) a bank base rate (as defined on the basis of a published prime rate or the Federal Funds Rate plus 1/2 of 1%); or (iii) a competitively determined rate (as defined on the basis of a bidding process). The Credit Agreement contains restrictive covenants relating to the Corporation’s debt-to-total capitalization ratio, requirements for limitations on encumbrances and provisions that relate to certain changes in control. Available borrowings under the Credit Agreement are reduced by any outstanding letters of credit issued by the Corporation under the Credit Agreement. The Corporation pays an annual loan commitment fee to the bank group.

7.	Income Taxes

The Corporation’s estimated effective income tax rate for continuing operations for the first six months was 27.8% in 2005 and 29.7% in 2004. The Corporation’s combined overall estimated effective tax rate for continuing and discontinued operations was 27.9% and 29.7% for the six months ended June 30, 2005 and 2004, respectively. The Corporation’s estimated effective combined federal and state tax rate reflects the impact of differences in book and tax accounting arising primarily from the net permanent benefits associated with depletion allowances for minerals and foreign operating earnings.

The American Jobs Creation Act of 2004 (the “Act”) created a new tax deduction related to income from domestic (i.e., United States) production activities. This provision, when fully phased in, will permit a deduction equal to 9 percent of a company’s Qualified Production Activities Income (QPAI) or its taxable income, whichever is lower. Further, the deduction is limited to 50% of the W-2 wages paid by the Corporation during the year. QPAI includes, among other things, income from domestic manufacture, production, growth or extraction of tangible personal property. For 2005 and 2006, the deduction is equal to 3 percent of QPAI, increasing to 6 percent for 2007 through 2009, and reaching the full 9 percent deduction in 2010. The Corporation’s effective tax rate is estimated to be approximately 75 basis points lower in 2005 as a result of the domestic production deduction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes (continued)

The State of Ohio recently enacted tax reform legislation (the “Bill”) that will reduce state taxes paid by the Corporation related to its Ohio operations. The Bill phases out the income/franchise tax over a five-year period commencing in 2005. Over this same period, the Bill phases in a new commercial activities tax levied on gross receipts. Other provisions of the Bill that impact the Corporation are the elimination of personal property tax for certain new manufacturing equipment purchased after 2004 and the phase-out of personal property tax on existing manufacturing equipment and inventory over a four-year period commencing in 2005. The signing of the Bill represents a change in tax law. In accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes, the effect of the law change should be reflected in earnings in the period that includes the date of enactment. Accordingly, the Corporation repriced its deferred tax liabilities to reflect the statutory changes. The estimated impact of the new legislation on the Corporation’s taxes is reflected as a discrete event for the quarter ended June 30, 2005, resulting in an increase to net earnings of $1.2 million, or $0.02 per diluted share.

The effective income tax rate for the six months ended June 30, 2005 continues to reflect the benefit of a decrease in tax reserves recorded in the first quarter related to certain international tax issues currently under examination that increased net earnings by $1.0 million, or $0.02 per diluted share.

8.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$2,637	$2,321	$70	$161
Interest cost	4,022	3,453	370	861
Expected return on assets	(4,322)	(3,543)	—	—
Amortization of:
Prior service cost	161	133	(161)	(307)
Actuarial loss	512	290	(18)	88

Total net periodic benefit cost	$3,010	$2,654	$261	$803

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Pension and Postretirement Benefits (continued)

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the six months ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$5,457	$5,211	$284	$339
Interest cost	8,320	7,752	1,490	1,815
Expected return on assets	(8,942)	(7,956)	—	—
Amortization of:
Prior service cost	334	300	(647)	(647)
Actuarial loss	1,059	652	(74)	185

Total net periodic benefit cost	$6,228	$5,959	$1,053	$1,692

9.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

10.	Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors, which are accounted for under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. In 2004, the Corporation changed the model used for valuing stock options for options granted under the Corporation’s stock-based compensation plans. The fair value of the 2005 and 2004 option awards was determined using a lattice valuation model as opposed to the Black-Scholes valuation model used in prior years.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Stock-Based Compensation (continued)

The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$61,472	$44,715	$68,549	$38,170
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	428	308	856	616
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,654)	(1,298)	(2,941)	(2,599)

Pro forma net earnings	$60,246	$43,725	$66,464	$36,187

Earnings per share:
Basic—as reported	$1.32	$0.93	$1.46	$0.79

Basic—pro forma	$1.29	$0.91	$1.42	$0.75

Diluted—as reported	$1.30	$0.92	$1.44	$0.78

Diluted—pro forma	$1.28	$0.90	$1.40	$0.74

11.	Accounting Changes

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	Accounting Changes (continued)

FAS 123(R) is effective January 1, 2006 for the Corporation. The Corporation expects to adopt the provisions of the statement using the modified prospective transition method, which would recognize stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards subsequent to that date. The 2006 impact of the adoption of FAS 123(R) on the Corporation’s results of operations will depend on the levels of share-based payments granted in 2006. Further, the potential impact will also depend on the pool of additional paid-in-capital (“APIC”) credits available to use for any write off of deferred tax assets established pursuant to FAS 123(R). Deferred tax assets will be written off when the Corporation’s tax deduction related to the exercise of stock options is less than the related compensation cost recognized for financial reporting purposes. If APIC credits are not available to offset the write off of the deferred tax assets, it is recorded in income tax expense for the current period. The Corporation has not yet determined its pool of APIC credits. If the Corporation had adopted FAS 123(R) in prior periods, net earnings and earnings per share for the quarter and six months ended June 30 would approximate the pro forma results of operations as presented in Note 10.

In March 2005, the FASB ratified Emerging Issues Task Force Issue 04-06, Accounting for Stripping Costs in the Mining Industry (“EITF 04-06”). EITF 04-06 clarifies that post-production stripping costs, which represent costs of removing overburden and waste materials to access mineral deposits, should be considered costs of the extracted minerals under a full absorption costing system and recorded as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. EITF 04-06 is effective January 1, 2006 for the Corporation, and any capitalized post-production stripping costs will be recognized as an adjustment to retained earnings at that date. At June 30, 2005, the Corporation had $9.6 million of capitalized stripping costs.

The FASB issued an exposure draft in July 2005 clarifying the criteria for recognition of tax benefits in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Corporation outlined its critical accounting policies related to income taxes in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain tax accounting and reporting guidelines may change as a result of new accounting guidance. Management’s accounting and reporting treatment will be determined at the time of issuance of a final standard.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through two reportable business segments: aggregates and specialty products. The Corporation’s net sales and earnings are predominately derived from its Aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 331 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern, mideastern and central regions of the United States and in the Bahamas and Canada. The division’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products used in a wide variety of industries.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005.
RESULTS OF OPERATIONS
Quarter Ended June 30
Consolidated net sales for the quarter were $479.1 million compared with 2004 second quarter net sales of $407.2 million. Consolidated earnings from operations for the quarter were $98.2 million as compared with $74.4 million in the second quarter 2004. Interest expense remained relatively constant at $10.7 million for the second quarter 2005. Other nonoperating income and expenses, net, was a net expense of $1.1 million in 2005 compared with income of $0.3 million in the prior year. Consolidated after-tax earnings from continuing operations for the quarter were $61.6 million, or $1.30 per diluted share, compared with $45.0 million, or $0.93 per diluted share, in the second quarter 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
In 2005 and 2004, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. See Note 2 to the consolidated financial statements for the net sales, pretax loss on operations, pretax gain on disposals, income tax expense (benefit) and net loss included in discontinued operations.
Net earnings for the quarter ended June 30 were $61.5 million, or $1.30 per diluted share, in 2005 and $44.7 million, or $0.92 per diluted share, in 2004.
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
The following tables present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended June 30, 2005 and 2004. In each case, the data is also stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.2 million for the quarters ended June 30, 2005 and 2004, respectively.

	Three Months Ended
	June 30
	2005		2004
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$448,414	100.0	$378,589	100.0
Specialty Products	30,681	100.0	28,605	100.0

Total	$479,095	100.0	$407,194	100.0

Gross profit:
Aggregates	$123,157	27.5	$100,393	26.5
Specialty Products	4,741	15.5	5,564	19.5

Total	$127,898	26.7	$105,957	26.0

Selling, general & administrative expenses:
Aggregates	$29,123	6.5	$30,149	8.0
Specialty Products	2,745	8.9	2,626	9.2

Total	$31,868	6.7	$32,775	8.0

Other operating (income) and expenses, net:
Aggregates	$(2,285)	(0.5)	$(1,614)	(0.4)
Specialty Products	(83)	(0.3)	185	0.6

Total	$(2,368)	(0.5)	$(1,429)	(0.4)

Earnings from operations:
Aggregates	$96,318	21.5	$71,858	19.0
Specialty Products	1,887	6.2	2,572	9.0

Total	$98,205	20.5	$74,430	18.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
Net sales for the Aggregates division were $448.4 million for the second quarter 2005 compared with $378.6 million for the second quarter 2004 resulting from a 7.8 percent increase in volume and an 8.3 percent increase in pricing in the heritage aggregates business. Shipments were particularly strong across the Southwest and the Southeast, as demand increased from all end-use construction sectors. The increases in shipments and pricing, coupled with continued cost control, resulted in a 100-basis-point improvement in gross margin in the aggregates segment. The positive quarterly results were achieved in spite of increased pressures from rising diesel fuel prices, higher costs for repair and supply parts, higher wage and benefit costs, and a $1.4 million write down of assets associated with the closure of an Ohio-based aggregates plant.
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	June 30, 2005
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	7.8%	8.3%
Aggregates Division (3)	9.2%	8.2%

	Three Months Ended
	June 30
	2005	2004
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	55,411	51,404
Acquisitions	1,206	—
Divestitures(4)	37	467

Aggregates Division (3)	56,654	51,871

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.
Selling, general and administrative expenses as a percentage of net sales for the Aggregates division was 6.5 percent for the second quarter 2005 as compared with 8.0 percent in the prior year quarter. The decline resulted from reorganization changes made in 2004 that reduced headcount and other overhead expenses. This reduction was partially offset by increased performance-based incentive compensation costs during the quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
The Aggregates division’s earnings from operations were $96.3 million in the second quarter of 2005 as compared with $71.9 million in the second quarter of 2004. Operating margin increased 250 basis points to 21.5 percent as compared with the prior-year quarter.
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
Second quarter results for Specialty Products, which includes the Magnesia Specialties and Structural Composites businesses were mixed. Sales for the Magnesia Specialties’ business grew 10 percent over the prior-year quarter as a result of increased chemicals sales to a variety of end users, coupled with strong pricing improvement in both lime and chemical products. For the quarter, earnings from operations for the Magnesia Specialties business were $6.6 million compared with $4.9 million in the prior year quarter.
In the second quarter 2005, management for the Structural Composites business concluded that its present live floor and tipper trailer products were not economically viable for hauling municipal waste and that the identified issues would not be resolved in the near future. In connection with this decision, inventory used in the manufacturing of waste trailers was written down to its net realizable value, based on alternative uses and salvage values. The write down resulted in a pretax charge of $2.0 million for the quarter ended June 30, 2005. Inclusive of this write down, the Structural Composites business had a loss from operations of $4.7 million for the quarter as compared with $2.3 million in the prior year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, is comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Other nonoperating income and expenses, net, for the quarter ended June 30, were $1.1 million in expense in 2005 compared with income of $0.3 million in 2004. The elimination of minority interest for consolidated subsidiaries increased other nonoperating expense by $1.8 million, partially offset by higher interest income.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
Six Months Ended June 30
Consolidated net sales for the first six months of 2005 were $819.1 million compared with $705.0 million for the year-earlier period. On a year-to-date basis, consolidated earnings from operations were $117.1 million in 2005 compared with $78.8 million in 2004. Other nonoperating income and expenses, net, was income of $1.3 million and $0.7 million in 2005 and 2004, respectively. Interest expense increased 2 percent to $21.5 million in 2005. Consolidated earnings from continuing operations for the six months ended June 30 were $69.9 million, or $1.47 per diluted share, in 2005 compared with $41.1 million, or $0.84 per diluted share, in 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
The following tables present net sales, gross profit, selling, general and administrative expenses, other operating income and expenses, net, and earnings from operations data for the Corporation and each of its segments for the six months ended June 30, 2005 and 2004. In each case, the data is also stated as a percentage of net sales, of the Corporation or the relevant division, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.3 million for the six months ended June 30, 2005 and 2004, respectively.

	Six Months Ended
	June 30
	2005		2004
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Aggregates	$757,928	100.0	$649,953	100.0
Specialty Products	61,215	100.0	55,043	100.0

Total	$819,143	100.0	$704,996	100.0

Gross profit:
Aggregates	$166,918	22.0	$132,051	20.3
Specialty Products	10,123	16.5	9,775	17.8

Total	$177,041	21.6	$141,826	20.1

Selling, general & administrative expenses:
Aggregates	$58,205	7.7	$59,224	9.1
Specialty Products	5,581	9.1	5,144	9.3

Total	$63,786	7.8	$64,368	9.1

Other operating (income) and expenses, net:
Aggregates	$(4,135)	(0.5)	$(2,172)	(0.3)
Specialty Products	(7)	—	543	1.0

Total	$(4,142)	(0.5)	$(1,629)	(0.2)

Earnings from operations:
Aggregates	$112,848	14.9	$75,000	11.5
Specialty Products	4,208	6.9	3,752	6.8

Total	$117,056	14.3	$78,752	11.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Six Months Ended
	June 30, 2005
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	7.6%	7.2%
Aggregates Division (3)	8.3%	7.3%

	Six Months Ended
	June 30
	2005	2004
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	94,197	87,571
Acquisitions	1,863	—
Divestitures(4)	70	1,180

Aggregates Division (3)	96,130	88,751

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.
(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.
During the six months ended June 30, 2004, the Corporation recorded expenses of $1.5 million for a change in estimate primarily related to disputed charges in its Louisiana road paving business. These expenses, which are included in discontinued operations, decreased net earnings for the six months by $0.02 per diluted share.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the six months ended June 30, 2005 was $108.7 million compared with $51.9 million in the comparable period of 2004. Operating cash flow is generally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. The increase in cash provided by operating activities for the first six months of 2005 as compared with the year-earlier period was primarily due to the Corporation making a voluntary $32 million contribution to its pension plan in the six months ended June 30, 2004, which reduced operating cash flow. Additionally, earnings were $30.4 million higher for the first six months of 2005 as compared with the year-earlier period. These factors were partially offset by a higher accounts receivable balance resulting from increased sales, primarily in the last 45 days of the quarter. Depreciation, depletion and amortization were as follows (amounts in millions):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Depreciation	$32.1	$30.3	$63.1	$61.2
Depletion	1.2	1.5	2.1	2.8
Amortization	1.1	1.4	2.5	2.8

	$34.4	$33.2	$67.7	$66.8

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2004 net cash provided by operating activities was $266.8 million, compared with $51.9 million provided by operations in the first six months of 2004.
During the last six months of 2005, the Corporation expects to make estimated income tax payments of approximately $54 million, primarily due to higher earnings in 2005.
First six months capital expenditures, exclusive of acquisitions, were $101.3 million in 2005 and $70.3 million in 2004. Comparable full-year capital expenditures were $163.4 million in 2004. Full-year capital spending is expected to approximate $235 million for 2005, of which approximately $12 million will be spent by the Hunt Martin joint venture.
In 2005, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended June 30, 2005, the Corporation repurchased 599,200 shares at an aggregate cost of $36.9 million.
On June 30, 2005, the Corporation entered into a $250 million five-year credit agreement (the “Credit Agreement”) with a group of domestic and foreign commercial banks. The Credit Agreement expires in June 2010. The Corporation also reduced the maximum amount of its commercial paper program, which is supported by the Credit Agreement, from $275 million to $250 million. Additionally, the Corporation terminated its $275 million five-year credit agreement that was scheduled to expire in August 2006.
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
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
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
Contractual Obligations
The Corporation has entered into a purchase agreement for the construction of 780 railcars to be used for transporting aggregates. Generally, the Corporation does not buy railcars, barges or ships, but rather supports its long-term distribution network with leases for these modes of transportation. The Corporation expects to assign the purchase order for the new railcars to a third party and enter into a master lease agreement that will have minimum lease payments totaling approximately $61.5 million over the life of the leases. Delivery of the railcars is expected to begin in the fourth quarter of 2005 and will continue into 2006.
ACCOUNTING CHANGES The accounting changes that currently impact the Corporation are included in Note 11 to the Consolidated Financial Statements.
TRENDS AND RISKS The Corporation outlined the trends and risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
On July 29, 2005, the House of Representatives and the Senate approved a new 6-year, $286.5 billion federal highway bill. The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU) represents an approximately 35 percent increase over the funding under the previous bill. The provisions of the bill include each state’s minimum rate of return on their Highway Trust Fund contributions ramping up from the current rate of 90.5 percent to 92 percent by 2008. President Bush is expected to sign the bill.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
(Continued)
OUTLOOK 2005 The outlook for the Aggregates business for the remainder of 2005 appears to be positive. Management expects aggregates shipments volume to increase 4.0 percent to 6.0 percent and aggregates pricing to increase 5.5 percent to 7.0 percent. The Magnesia Specialties business is expected to generate between $19 million and $22 million in pretax earnings. The Structural Composites business is expected have a pretax loss of between $10 million and $12 million in 2005, inclusive of the $2 million write down recorded in the second quarter. Presently, management believes that the Structural Composites business would require revenue of approximately $25 million to $30 million to achieve breakeven operating results.
Management currently expects net earnings per diluted share for 2005 to range from $3.35 to $3.55. Third quarter 2005 earnings per diluted share are expected to range from $1.20 to $1.35. The significant factors that may affect the Corporation’s performance within the earnings range are the volatility of energy prices, control of rising costs of supply parts and wages and benefits, continued strength in residential spending and the weather. The third quarter typically has weather-related exposure due to the Atlantic hurricane season which, based on hurricane activity in July 2005, is expected to be robust. Further, second-half 2004 performance was strong making second-half 2005 comparison more difficult. The third quarter estimated earnings range excludes the impact of any nonrecurring tax benefits.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding; levels of construction spending in the markets the Corporation serves; unfavorable weather conditions, particularly Atlantic hurricane activity; fuel costs; wage inflation and increasing employee benefits’ impact on labor costs; continued increases in the cost of repair and supply parts; transportation availability and costs; continued strength in the steel industry markets served by the Corporation’s Magnesia Specialties business; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2005 and 2004
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; investments in variable rate demand notes; interest rate swaps; any outstanding commercial paper obligations; and defined benefit pension plans.
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
The Corporation is required to record the fair value of the Swaps and the change in the fair value of the related Notes in its consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, no gain or loss is recorded for the changes in the fair value of the Swaps or the debt. At June 30, 2005, the fair value of the Swaps is $0.6 million.
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
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At June 30, 2005, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
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
Aggregate Interest Rate Risk. The pension expense for 2005 is calculated based on assumptions selected at December 31, 2004. Therefore, interest rate risk in 2005 is limited to the potential effect related to the interest rate swaps and outstanding commercial paper. Assuming no commercial paper is outstanding, which is consistent with the June 30, 2005 balance, the aggregate effect of a hypothetical 1% increase in interest rates would increase interest expense and decrease pretax earnings by $1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
Item 4. Controls and Procedures
As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2005.
On April 1, 2005, the Corporation converted certain financial accounting systems of the businesses acquired in the 1998 acquisition of Redland Stone Products Company, which are currently a part of the Southwest Division, to the Corporation’s enterprise-wide information system solution. Management believes that the conversion of these financial accounting systems has provided a more centralized system of internal control over financial reporting for these businesses. In addition, the Corporation expects further conversion of its information systems to occur during the balance of the year.
There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1, 2005 — April 30, 2005	180,000	$56.68	180,000	2,843,200

May 1, 2005 — May 31, 2005	180,000	$60.46	180,000	2,663,200

June 1, 2005 — June 30, 2005	239,200	$65.94	239,200	2,424,000

Total	599,200	$61.51	599,200	2,424,000
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.
Item 4. Submission of Matters to Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 24, 2005, the shareholders of Martin Marietta Materials, Inc.:
(a)	Elected Sue W. Cole, William B. Sansom and Stephen P. Zelnak, Jr. to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2008; and elected Laree E. Perez to the Board of Directors of the Corporation to a term expiring at the Annual Meeting of Shareholders in the year 2007. The following table sets forth the votes for each director.

	Votes Cast For	Withheld
Sue W. Cole	41,504,099	261,964
Laree E. Perez	41,509,992	256,071
William B. Sansom	40,909,260	856,803
Stephen P. Zelnak, Jr.	41,010,258	755,805

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
PART II — OTHER INFORMATION
(Continued)
Item 5. Other Information.
On April 13, 2005, the Corporation announced that it expected first quarter earnings in a range of $0.10 to $0.15 per diluted share. The Corporation also announced that it would release its financial results for the first quarter ended March 31, 2005 on May 2, 2005.
On May 2, 2005, the Corporation reported financial results for the first quarter ended March 31, 2005.
On May 24, 2005, the Corporation announced that the Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on June 30, 2005 to shareholders of record at the close of business on June 1, 2005.
On May 26, 2005, the Corporation announced that the Board of Directors elected David G. Maffucci to serve as a director of the Corporation.
On May 31, 2005, the Corporation announced that Senior Vice President and Chief Financial Officer, Janice K. Henry, would retire in 2006. The Board of Directors elected Vice President and Controller, Anne H. Lloyd, to serve as the Corporation’s Chief Financial Officer effective June 1, 2005.
On July 20, 2005, the Corporation announced that it expected second quarter earnings in a range of $1.27 to $1.30 per diluted share. The Corporation also announced that it would release its financial results for the second quarter ended June 30, 2005 on August 1, 2005.
On August 1, 2005, the Corporation reported financial results for the second quarter ended June 30, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
PART II — OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	Form of Option Award Agreement Under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

10.02	Form of Restricted Stock Unit Agreement Under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Three and Six Months Ended June 30, 2005 and 2004

31.01	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: August 3, 2005	By:	/s/ ANNE H. LLOYD
Anne H. Lloyd
Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
EXHIBIT INDEX

Exhibit No.	Document

10.01	Form of Option Award Agreement Under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

10.02	Form of Restricted Stock Unit Agreement Under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Three and Six Months Ended June 30, 2005 and 2004

31.01	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit — Regulation FD Disclosure — Written Statement dated August 3, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002