Form 10-Q
period 2005-09-30
MARTIN MARIETTA MATERIALS INC
filed 2005-11-01
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2005

Common Stock, $0.01 par value	46,363,487

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
	(Dollars in Thousands,
	except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$111,583	$161,620
Investments	25,000	—
Accounts receivable, net	288,422	219,589
Inventories, net	209,451	209,309
Current portion of notes receivable	3,787	4,655
Current deferred income tax benefits	6,088	5,750
Other current assets	21,842	23,330

Total Current Assets	666,173	624,253

Property, plant and equipment	2,452,704	2,309,537
Allowances for depreciation and depletion	(1,310,939)	(1,244,322)

Net property, plant and equipment	1,141,765	1,065,215

Goodwill	569,284	567,495
Other intangibles, net	19,541	18,642
Noncurrent notes receivable	24,565	26,501
Other noncurrent assets	53,755	53,746

Total Assets	$2,475,083	$2,355,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$13,724	$9,527
Accounts payable	94,754	89,949
Accrued salaries, benefits and payroll taxes	24,246	22,710
Pension and postretirement benefits	4,471	4,199
Accrued insurance and other taxes	45,092	35,904
Income taxes	18,612	10,697
Current maturities of long-term debt	880	970
Other current liabilities	33,539	29,857

Total Current Liabilities	235,318	203,813

Long-term debt	709,780	713,661
Pension, postretirement and postemployment benefits	88,273	88,241
Noncurrent deferred income taxes	135,117	139,179
Other noncurrent liabilities	105,046	57,531

Total Liabilities	1,273,534	1,202,425

Shareholders’ Equity:
Common stock, par value $0.01 per share	463	472
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	299,193	366,626
Accumulated other comprehensive loss	(8,970)	(8,970)
Retained earnings	910,863	795,299

Total Shareholders’ Equity	1,201,549	1,153,427

Total Liabilities and Shareholders’ Equity	$2,475,083	$2,355,852

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
	(Unaudited)
Net Sales	$499,111	$437,882	$1,318,254	$1,142,878
Freight and delivery revenues	67,623	57,810	186,854	155,228

Total revenues	566,734	495,692	1,505,108	1,298,106

Cost of sales	364,322	326,477	1,006,424	889,647
Freight and delivery costs	67,623	57,810	186,854	155,228

Total cost of revenues	431,945	384,287	1,193,278	1,044,875

Gross Profit	134,789	111,405	311,830	253,231

Selling, general & administrative expenses	33,526	30,827	97,155	95,035
Research and development	189	201	530	536
Other operating (income) and expenses, net	(6,640)	(2,199)	(10,782)	(3,828)

Earnings from Operations	107,714	82,576	224,927	161,488

Interest expense	10,772	10,751	32,224	31,782
Other nonoperating (income) and expenses, net	189	622	(1,082)	(64)

Earnings from continuing operations before income tax expense	96,753	71,203	193,785	129,770
Income tax expense	20,997	17,772	48,020	35,155

Earnings from continuing operations	75,756	53,431	145,765	94,615
Earnings from (Loss on) discontinued operations, net of related tax expense (benefit) of $395, $1,188, $(147) and $(53), respectively	604	572	(856)	(2,442)

Net earnings	$76,360	$54,003	$144,909	$92,173

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$1.64	$1.11	$3.13	$1.96
Discontinued operations	0.01	0.01	(0.02)	(0.05)

	$1.65	$1.12	$3.11	$1.91

Diluted from continuing operations	$1.61	$1.10	$3.08	$1.94
Discontinued operations	0.01	0.01	(0.02)	(0.05)

	$1.62	$1.11	$3.06	$1.89

Dividends Per Share	$0.23	$0.20	$0.63	$0.56

Weighted Average Number of Common Shares Outstanding:
Basic	46,349,457	48,216,947	46,657,630	48,253,154

Diluted	47,172,829	48,572,510	47,358,881	48,643,512

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$144,909	$92,173
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	103,390	99,896
Gains on divestitures and sales of assets	(6,234)	(7,658)
Deferred income taxes	(4,400)	(4,551)
Excess tax benefits from stock option exercises	8,084	494
Other items, net	(3,567)	(1,948)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(68,834)	(51,271)
Inventories, net	2,035	1,801
Accounts payable	4,930	13,364
Other assets and liabilities, net	27,715	6,913

Net cash provided by operating activities	208,028	149,213

Investing activities:
Additions to property, plant and equipment	(156,110)	(108,750)
Acquisitions, net	(4,277)	(5,567)
Proceeds from divestitures and sales of assets	32,818	36,994
Purchases of investments	(25,000)	—
Other investing activities, net	(400)	—

Net cash used for investing activities	(152,969)	(77,323)

Financing activities:
Repayments of long-term debt	(498)	(915)
Termination of interest rate swaps	(467)	—
Payments on capital leases	(59)	—
Change in bank overdraft	4,197	(5,514)
Dividends paid	(29,345)	(26,971)
Repurchases of common stock	(102,069)	(30,433)
Issuances of common stock	23,145	2,287

Net cash used for financing activities	(105,096)	(61,546)

Net (decrease) increase in cash and cash equivalents	(50,037)	10,344
Cash and cash equivalents, beginning of period	161,620	125,133

Cash and cash equivalents, end of period	$111,583	$135,477

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,755	$26,733
Cash paid for income taxes	$36,169	$10,167
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2005 are not indicative of the results to be expected for the full year.

Certain 2004 amounts have been reclassed to conform to the 2005 presentation. The reclassifications had no impact on previously reported net earnings or financial position.

2.	Business Combinations and Divestitures

Effective January 1, 2005, the Corporation formed a joint venture with Hunt Midwest Enterprises (“Hunt Midwest”) to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The joint venture company, Hunt Martin Materials LLC, is 50% owned by each party and is the leading aggregates producer in the area. The joint venture, valued at $75 million, was formed by the parties contributing a total of 15 active quarry operations with production of approximately 7.5 million tons annually. The Corporation consolidated the financial statements of the joint venture effective January 1, 2005 and includes minority interest for the net assets attributable to Hunt Midwest in other noncurrent liabilities. In the Corporation’s consolidated financial statements, the assets contributed by Hunt Midwest were initially recorded at their fair value on the date of contribution to the joint venture, while assets contributed by the Corporation continued to be recorded at historical cost. The terms of the joint venture agreement provide that the Corporation will operate as the managing partner and receive a management fee based on tons sold. Additionally, the joint venture agreement includes the Corporation providing a $7 million revolving credit facility for working capital purposes and a term loan that provides up to $26 million for a capital project. Any outstanding borrowings under these agreements are eliminated in the Corporation’s consolidated financial statements. The joint venture has a term of fifty years with certain purchase rights provided to the Corporation and Hunt Midwest.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Business Combinations and Divestitures (continued)

In 2005 and 2004, the Corporation divested of certain nonstrategic operations within its Aggregates operating segment. The results of all divested operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. The discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain or loss on disposals, income tax expense (benefit) and net earnings or loss (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$375	$11,675	$2,953	$31,348

Pretax gain (loss) on operations	$999	$(519)	$(79)	$(6,443)
Pretax gain (loss) on disposals	—	2,279	(924)	3,948

Pretax gain (loss)	999	1,760	(1,003)	(2,495)
Income tax expense (benefit)	395	1,188	(147)	(53)

Net earnings (loss)	$604	$572	$(856)	$(2,442)

3.	Investments

Investments are comprised of variable rate demand notes. These available-for-sale securities are carried at fair value. While the contractual maturities for each of the Corporation’s variable rate demand notes exceed ten years, these securities represent investments of cash available for current operations. Therefore, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are classified as current assets in the consolidated balance sheet. The Corporation can redeem the investments at their par value prior to the contractual maturities by providing seven day written notice to the remarketing agent.

4.	Inventories

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)
Finished products	$174,645	$173,013
Product in process and raw materials	17,443	17,412
Supplies and expendable parts	28,430	24,347

	220,518	214,772
Less allowances	(11,067)	(5,463)

Total	$209,451	$209,309

The allowances for inventories included $4,567,000 and $945,000 at September 30, 2005 and December 31, 2004, respectively, related to the Structural Composites business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Goodwill

The following table shows changes in goodwill (dollars in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Balance at beginning of period	$569,294	$567,495
Acquisitions	—	2,685
Adjustments to purchase price allocations	(10)	329
Amounts allocated to divestitures	—	(1,225)

Balance at end of period	$569,284	$569,284

6.	Long-Term Debt

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,793	$249,773
5.875% Notes, due 2008	206,775	209,761
6.9% Notes, due 2007	124,987	124,982
7% Debentures, due 2025	124,291	124,279
Acquisition notes, interest rates ranging from 2.11% to 8.02%	3,773	4,725
Other notes	1,041	1,111

	710,660	714,631
Less current maturities	(880)	(970)

Total	$709,780	$713,661

In August 2005, the Corporation terminated its interest rate swap agreements and made a cash payment of $467,000, which represented the fair value of the swaps on the date of termination. The Corporation also unwound interest rate swap agreements in 2003. In accordance with generally accepted accounting principles, the carrying amount of the related Notes on the date of termination, which includes adjustments for changes in the fair value of the debt while the swaps were in effect, is accreted back to its par value over the remaining life of the Notes. At September 30, 2005, the unamortized value of terminated swaps was $7,167,000 and was included in the carrying values of the Notes due in 2008. The accretion of the unamortized value of terminated swaps will decrease annual interest expense by approximately $2 million until the maturity of the Notes in 2008.

The carrying values of the Notes due in 2008 included $10,235,000 at December 31, 2004 for the value of interest rate swaps.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Long-Term Debt (continued)

On June 30, 2005, the Corporation entered into a $250 million five-year revolving credit agreement (the “Credit Agreement”) that replaced a $275 million revolving credit facility scheduled to expire in August 2006. The Corporation also reduced the maximum amount of its commercial paper program, which is supported by the revolving credit agreement, from $275 million to $250 million. At September 30, 2005, the Corporation had no outstanding balance on the revolving credit agreement and no commercial paper outstanding.

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

7.	Income Taxes

	Nine Months Ended
	September 30,
	2005	2004
Estimated effective income tax rate
Continuing operations	24.8%	27.1%
Discontinued operations	14.7%	2.1%
Overall estimated effective income tax rate	24.8%	27.6%
The Corporation’s estimated effective combined federal and state tax rate reflects the impact of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for minerals and foreign operating earnings.

The change in the year-to-date estimated effective income tax rate during the third quarter of 2005, when compared with the year-to-date effective tax rate as of June 30, 2005, increased net earnings for the quarter ended September 30, 2005 by $6.0 million. Included in this change is $6.7 million, or $0.14 per diluted share, of discrete tax events primarily consisting of the reversal of $5.9 million of reserves for tax contingencies related to the 2001 tax year.

The 2004 overall effective income tax rate reflects the change in estimated 2003 tax expense upon filing the 2003 tax return and evaluation of deferred taxes. The change in the year-to-date effective income tax rate during the third quarter of 2004, when compared with the year-to-date effective tax rate as of June 30, 2004, increased net earnings for the nine months September 30, 2004 by $2.7 million, or $0.06 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes (continued)

The American Jobs Creation Act of 2004 (the “Act”) created a new tax deduction related to income from domestic (i.e., United States) production activities. This provision, when fully phased in, will permit a deduction equal to 9 percent of a company’s Qualified Production Activities Income (QPAI) or its taxable income, whichever is lower. Further, the deduction is limited to 50% of the W-2 wages paid by the Corporation during the year. QPAI includes, among other things, income from domestic manufacture, production, growth or extraction of tangible personal property. For 2005 and 2006, the deduction is equal to 3 percent of QPAI, increasing to 6 percent for 2007 through 2009, and reaching the full 9 percent deduction in 2010. The Corporation’s effective tax rate is estimated to be approximately 75 basis points lower in 2005, as compared with 2004, as a result of the domestic production deduction.

8.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$2,698	$2,400	$141	$155
Interest cost	4,115	3,571	743	834
Expected return on assets	(4,422)	(3,768)	—	—
Amortization of:
Prior service cost	165	138	(323)	(306)
Actuarial loss	524	301	(37)	76

Total net periodic benefit cost	$3,080	$2,642	$524	$759

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$8,155	$7,815	$425	$501
Interest cost	12,435	11,627	2,234	2,694
Expected return on assets	(13,364)	(12,268)	—	—
Amortization of:
Prior service cost	499	448	(971)	(988)
Actuarial loss	1,583	979	(110)	244

Total net periodic benefit cost	$9,308	$8,601	$1,578	$2,451

The Corporation made a voluntary $15 million contribution to its pension plan in the third quarter of 2005. No additional contributions are expected during the remainder of the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$76,360	$54,003	$144,909	$92,173
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	569	317	1,425	934
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,347)	(1,299)	(4,288)	(3,900)

Pro forma net earnings	$75,582	$53,021	$142,046	$89,207

Earnings per share:
Basic—as reported	$1.65	$1.12	$3.11	$1.91

Basic—pro forma	$1.63	$1.10	$3.04	$1.85

Diluted—as reported	$1.62	$1.11	$3.06	$1.89

Diluted—pro forma	$1.60	$1.09	$3.00	$1.83

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

FAS 123(R) is effective January 1, 2006 for the Corporation. The Corporation expects to adopt the provisions of the statement using the modified prospective transition method, which would recognize stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards subsequent to that date. The 2006 impact of the adoption of FAS 123(R) on the Corporation’s results of operations will depend on the levels of share-based payments granted in 2006. Further, the potential impact will also depend on the pool of additional paid-in-capital (“APIC”) credits available to offset any write off of deferred tax assets established pursuant to FAS 123(R). Deferred tax assets will be written off when the Corporation’s tax deduction related to the exercise of stock options is less than the related compensation cost recognized for financial reporting purposes. Write offs of deferred tax assets are recorded against the APIC pool to the extent available and any remainder is recorded as deferred tax expense in the current period. The Corporation has not yet determined its pool of APIC credits. If the Corporation had adopted FAS 123(R) in prior periods, net earnings and earnings per share for the quarter and nine months ended September 30 would approximate the pro forma results of operations as presented in Note 10.

In March 2005, the FASB ratified Emerging Issues Task Force Issue 04-06, Accounting for Stripping Costs in the Mining Industry (“EITF 04-06”). EITF 04-06 clarifies that post-production stripping costs, which represent costs of removing overburden and waste materials to access mineral deposits, should be considered costs of the extracted minerals under a full absorption costing system and recorded as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. EITF 04-06 is effective January 1, 2006 for the Corporation, and any capitalized post-production stripping costs will be recognized as an adjustment to retained earnings at that date. At September 30, 2005, the Corporation had $9.0 million of capitalized stripping costs and a related deferred tax liability of approximately $3.6 million.

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
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
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
RESULTS OF OPERATIONS
Quarter Ended September 30
Notable items for the quarter ended September 30, 2005 included:
•	Earnings per diluted share of $1.62, up 46% from the prior-year quarter
•	One-time tax benefit of $0.14 per share from decreases in estimated tax liabilities
•	Consolidated net sales of $499.1 million, up 14% as compared with third quarter 2004
•	Heritage aggregates pricing up 9% and volume up 4.5%
•	Aggregates segment operating margin of 22.5%, up 300 basis points as compared with third quarter 2004
•	Repurchased 298,800 shares of common stock
•	Voluntarily contributed $15 million to the Corporation’s pension plan
•	Received first significant composites order from the military
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
The following tables present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended September 30, 2005 and 2004. In each case, the data is also stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.2 million for the quarters ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30
	2005		2004
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$467,915	100.0	$409,964	100.0
Specialty Products	31,196	100.0	27,918	100.0

Total	$499,111	100.0	$437,882	100.0

Gross profit:
Aggregates	$129,151	27.6	$105,614	25.8
Specialty Products	5,638	18.1	5,791	20.7

Total	$134,789	27.0	$111,405	25.4

Selling, general & administrative expenses:
Aggregates	$30,662	6.6	$27,767	6.8
Specialty Products	2,864	9.2	3,060	11.0

Total	$33,526	6.7	$30,827	7.0

Other operating (income) and expenses, net:
Aggregates	$(6,739)	(1.4)	$(1,934)	(0.5)
Specialty Products	99	0.3	(265)	(0.9)

Total	$(6,640)	(1.3)	$(2,199)	(0.5)

Earnings from operations:
Aggregates	$105,228	22.5	$79,781	19.5
Specialty Products	2,486	8.0	2,795	10.0

Total	$107,714	21.6	$82,576	18.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
Net sales for the Aggregates division were $467.9 million for the third quarter 2005 compared with $410.0 million for the third quarter 2004. Aggregates volume at heritage locations was up 4.5 percent while pricing increased 8.9 percent. Inclusive of acquisitions and divestitures, aggregates shipments increased 6.0 percent and aggregates pricing increased 8.7 percent. Shipments and pricing were generally strong across all markets, with infrastructure and commercial construction continuing to provide increasing demand. The increase in demand and strong pricing, which, coupled with good cost management and higher gains on assets sales, led to a 300-basis-point improvement in the Aggregates segment’s operating margin. Rising diesel fuel prices negatively affected earnings by $0.11 per diluted share when compared with the prior-year quarter.
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Three Months Ended
	September 30, 2005
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	4.5%	8.9%
Aggregates Division (3)	6.0%	8.7%

	Three Months Ended
	September 30
	2005	2004
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	56,649	54,196
Acquisitions	1,224	—
Divestitures(4)	2	418

Aggregates Division (3)	57,875	54,614

(1)	Volume/pricing variances reflect the percentage increase from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.
Selling, general and administrative expenses as a percentage of net sales for the Aggregates division was 6.6 percent for the third quarter 2005 as compared with 6.8 percent in the prior year quarter. The decline in the expense ratio resulted from reorganization changes made in 2004 that have reduced headcount and other overhead expenses, as well as continued efforts focused on leveraging technology to improve efficiency. Further, the decline was achieved in spite of increased performance-based incentive compensation costs during the quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the third quarter, other operating income and expenses, net, for the Aggregates division was $6.7 million in 2005 compared with $1.9 million in 2004, primarily as a result of higher gains on the sales of assets.
The Aggregates division’s earnings from operations were $105.2 million in the third quarter of 2005 as compared with $79.8 million in the third quarter of 2004. Operating margin increased 300 basis points to 22.5 percent as compared with the prior-year quarter.
The Aggregates division’s business is significantly affected by seasonal changes and other weather-related conditions. During the third quarter, Hurricanes Katrina and Rita hit the Gulf Coast area causing extensive damage in Louisiana and Mississippi. While the Corporation incurred losses and business interruption as a result of these storms, the losses and their effect on the consolidated operating results of the Corporation were mitigated by the fact that a) Louisiana and Mississippi together accounted for approximately 5% of the Aggregates segment’s 2004 net sales; b) there are primarily distribution yards instead of production locations in the area; and c) the area’s operating margin has historically been below the overall operating margin for the Corporation.
The Aggregates division’s production and shipment levels coincide with general construction activity levels, most of which occur in the division’s markets typically during the spring, summer, and fall seasons. Further because of the potentially significant impact of weather on the Corporation’s operations, first nine month results are not indicative of expected performance for the year.
Third quarter results for Specialty Products, which includes the Magnesia Specialties and Structural Composites businesses were mixed. Magnesia Specialties’ sales grew 14% as a result of increased chemicals sales to a variety of end users, coupled with strong pricing improvement in both lime and chemicals products. Although the rising cost of natural gas negatively affected the quarter’s production costs, earnings from operations at Magnesia Specialties for the quarter were $6.7 million compared with $5.5 million in the prior-year period. The Structural Composites business incurred a $4.2 million pretax loss on operations for the quarter, inclusive of a $1.5 million inventory write down, as compared with an operating loss $2.7 million in the prior year quarter. A focused effort on composite panel products has stimulated a high level of interest, particularly with military applications. During the quarter, the Structural Composites business has received an order for approximately $3 million of ballistic panels and is currently producing and shipping this product.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
In addition to other offsetting amounts, other nonoperating income and expenses, net, is comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Other nonoperating income and expenses, net, for the quarter ended September 30, were $0.2 million and $0.6 million in expense in 2005 and 2004, respectively. The elimination of minority interest for consolidated subsidiaries increased other nonoperating expense by $1.6 million, which was offset by the change in net equity earnings from nonconsolidated subsidiaries and higher interest income.
Nine Months Ended September 30
Notable items for the nine months ended September 30, 2005 included:
•	Earnings per diluted share of $3.06, up 62% from the nine months ended September 30, 2004
•	One-time tax benefit of $0.19 per diluted share from decreases in estimated tax liabilities
•	Consolidated net sales of $1.318 billion, up 15% as compared with the nine months ended September 30, 2004
•	Heritage aggregates pricing up 7.8% and volume up 6.4%
•	Aggregates segment operating margin of 17.8%, up 320 basis points as compared with the nine months ended September 30, 2004
•	Repurchased 1,638,000 shares of common stock

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
The following tables present net sales, gross profit, selling, general and administrative expenses, other operating income and expenses, net, and earnings from operations data for the Corporation and each of its segments for the nine months ended September 30, 2005 and 2004. In each case, the data is also stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.5 million for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30
	2005		2004
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$1,225,843	100.0	$1,059,917	100.0
Specialty Products	92,411	100.0	82,961	100.0

Total	$1,318,254	100.0	$1,142,878	100.0

Gross profit:
Aggregates	$296,069	24.2	$237,665	22.4
Specialty Products	15,761	17.1	15,566	18.8

Total	$311,830	23.7	$253,231	22.2

Selling, general & administrative expenses:
Aggregates	$88,710	7.2	$86,831	8.2
Specialty Products	8,445	9.1	8,204	9.9

Total	$97,155	7.4	$95,035	8.3

Other operating (income) and expenses, net:
Aggregates	$(10,874)	(0.9)	$(4,107)	(0.4)
Specialty Products	92	0.1	279	0.3

Total	$(10,782)	(0.8)	$(3,828)	(0.3)

Earnings from operations:
Aggregates	$218,233	17.8	$154,941	14.6
Specialty Products	6,694	7.2	6,547	7.9

Total	$224,927	17.1	$161,488	14.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations:

	Nine Months Ended
	September 30, 2005
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	6.4%	7.8%
Aggregates Division (3)	7.4%	7.8%

	Nine Months Ended
	September 30
	2005	2004
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	150,847	141,768
Acquisitions	3,086	—
Divestitures(4)	72	1,598

Aggregates Division (3)	154,005	143,366

(1)	Volume/pricing variances reflect the percentage increase from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates division includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures include the tons related to divested operations up to the dates of divestiture.
During the nine months ended September 30, 2005, management for the Structural Composites business concluded that its present live floor and tipper trailer products were not economically viable for hauling municipal waste and that the identified issues would not be resolved in the near future. In connection with this decision, inventory used in the manufacturing of waste trailers was written down to its net realizable value, based on alternative uses and salvage values. The Corporation also wrote down other inventories during the third quarter. These write downs resulted in a pretax charge of $3.5 million for the nine months ended September 30, 2005.
The Corporation recorded a $1.4 million write down of assets associated with the closure of an Ohio-based aggregates plant during the nine months ended September 30, 2005.
During the nine months ended September 30, 2004, the Corporation recorded expenses of $1.0 million for a change in estimate primarily related to disputed charges in its Louisiana road paving business. These expenses, which are included in discontinued operations, decreased net earnings for the nine months by $0.01 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2005 was $208.0 million compared with $149.2 million in the comparable period of 2004. Operating cash flow is generally from earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. In 2005, earnings were $52.7 million higher for the first nine months as compared with 2004. Additionally, in the first nine months of 2005, the Corporation made a voluntary $15 million contribution to its pension plan, compared with a voluntary $51 million contribution in the nine months ended September 30, 2004, both of which reduced operating cash flow. These factors were partially offset by higher income tax payments and a larger increase in accounts receivable due to higher sales.
Depreciation, depletion and amortization were as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Depreciation	$32.9	$30.2	$96.0	$91.4
Depletion	1.8	1.7	3.9	4.4
Amortization	1.0	1.2	3.5	4.1

	$35.7	$33.1	$103.4	$99.9

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2004 net cash provided by operating activities was $266.8 million, compared with $149.2 million provided by operations in the first nine months of 2004.
During the last three months of 2005, the Corporation expects to make estimated income tax payments of approximately $19 million.
First nine months capital expenditures, exclusive of acquisitions, were $156.1 million in 2005 and $108.8 million in 2004. Comparable full-year capital expenditures were $163.4 million in 2004. Full-year capital spending is expected to approximate $235 million for 2005, of which approximately $12 million will be spent by the Hunt Martin joint venture.
In 2005, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended September 30, 2005, the Corporation repurchased 298,800 shares at an aggregate cost of $20.9 million. During the nine months ended September 30, the Corporation repurchased 1,638,000 shares at an aggregate cost of $98.9 million in 2005 compared with 641,600 shares at an aggregate cost of $30.4 million in 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
During the third quarter of 2005, the Corporation declared an increase in the regular quarterly cash dividend to $0.23 per share on the Corporation’s common stock. This dividend represents a cash dividend of $0.92 per share on an annualized basis and reflects a 15 percent increase over the previous annualized amount.
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
In August 2005, the Corporation terminated its interest rate swap agreements and made a cash payment of $467,000, which represented the fair value of the swaps on the date of termination. The Corporation also unwound interest rate swap agreements in 2003. In accordance with generally accepted accounting principles, the carrying amount of the related Notes on the date of termination, which includes adjustments for changes in the fair value of the debt while the swaps were in effect, is accreted back to its par value over the remaining life of the Notes. The accretion of the unamortized value of terminated swaps will decrease annual interest expense by approximately $2 million until the maturity of the Notes in 2008.
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
Contractual Obligations
The Corporation has entered into a purchase agreement for the construction of 780 railcars to be used for transporting aggregates. Generally, the Corporation does not buy railcars, barges or ships, but rather supports its long-term distribution network with leases for these modes of transportation. The Corporation has assigned the purchase order for the new railcars to a third party and entered into a master lease agreement with minimum lease payments totaling approximately $58.5 million over the life of the leases. Delivery of the railcars is expected to begin in the fourth quarter of 2005 and will continue into 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
(Continued)
ACCOUNTING CHANGES Certain accounting changes that are expected to impact the Corporation are discussed in Note 11 to the Consolidated Financial Statements.
TRENDS AND RISKS The Corporation outlined the trends and risks associated with its aggregates operations in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
In August 2005, President Bush signed the new 6-year, $286.4 billion federal highway bill. The Safe, Accountable, Flexible and Efficient Transportation Equity Act – A Legacy for Users (SAFETEA-LU) represents an approximately 35 percent increase over the funding under the previous bill. The provisions of the bill include each state’s minimum rate of return on their Highway Trust Fund contributions ramping up from the current rate of 90.5 percent to 92 percent by 2008.
OUTLOOK 2005 Fourth-quarter 2005 earnings per diluted share are expected to be in a range of $0.74 to $0.89. The significant factors that may affect the Corporation’s performance within the earnings range include the volatility of energy prices, notably diesel fuel and natural gas, control of rising costs of supply parts and wages and benefits and continued strength in residential spending. Additionally, the fourth quarter is subject to weather-related risk from both the continuation of record 2005 hurricane activity and the effects of winter on the Corporation’s operations.
Management currently expects net earnings per diluted share for 2005 to range from $3.80 to $3.95, inclusive of a one-time tax benefit of $0.19 per diluted share. Management expects aggregates shipments volume to increase 6.0 percent to 6.5 percent and aggregates pricing to increase 7.5 percent to 8.0 percent. The Magnesia Specialties business is expected to generate between $21 million and $23 million in pretax earnings. The Structural Composites business is expected to incur a pretax loss of between $11.5 million and $13.5 million in 2005, inclusive of the inventory write downs recorded in the second and third quarters. Presently, management believes that the Structural Composites business would require revenue of approximately $30 million to $35 million to achieve breakeven operating results.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, levels of construction spending in the markets the Corporation serves; the impact of a decline in the residential construction market, including the timing and severity; interest rate sensitivity of the commercial and residential markets; unfavorable weather conditions, particularly Atlantic hurricane activity and the early onset of winter weather; fuel costs, most notably diesel fuel and natural gas; wage inflation and increasing employee benefits’ impact on labor costs; continued increases in the cost of repair and supply parts; and risks related to the Structural Composites being a start-up business, including the successful development and implementation of the technological process and commercialization of strategic products for specific market segments; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2005 and 2004
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s operations are significantly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 3.75%. This increase could affect the residential construction market, which accounted for approximately 20 percent of the Corporation’s aggregates shipments in 2004. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; investments in variable rate demand notes; any outstanding commercial paper obligations; and defined benefit pension plans.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At September 30, 2005, there were no outstanding commercial paper borrowings. Due to commercial paper borrowings bearing interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.
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
Aggregate Interest Rate Risk. The pension expense for 2005 is calculated based on assumptions selected at December 31, 2004. Therefore, interest rate risk in 2005 is limited to the potential effect related to outstanding commercial paper.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
Item 4. Controls and Procedures
As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2005.
On November 1, 2005, the Corporation converted certain financial accounting systems of the Magnesia Specialties business to the Corporation’s enterprise-wide information system solution. Management believes that the conversion of these financial accounting systems has provided a more centralized system of internal control over financial reporting for this business.
There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 1, 2005–July 31, 2005	18,800	$67.96	18,800	2,405,200

August 1, 2005–August 31, 2005	100,000	$67.29	100,000	2,305,200

September 1, 2005– September 30, 2005	180,000	$71.84	180,000	2,125,200

Total	298,800	$70.08	298,800	2,125,200
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.
Item 4. Submission of Matters to Vote of Security Holders.
No matters were submitted to a vote of security holders during the third quarter of 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
PART II—OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per Share for the Three and Nine Months Ended September 30, 2005 and 2004

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 1, 2005	By:	/s/ ANNE H. LLOYD

Anne H. Lloyd
Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
EXHIBIT INDEX

Exhibit No.	Document
11.01	Martin Marietta Materials, Inc. and Consolidated Subsidiaries Computation of Earnings per share for the Three and Nine Months Ended September 30, 2005 and 2004

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated November 1, 2005 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002