Form 10-K
period 2005-12-31
MARTIN MARIETTA MATERIALS INC
filed 2006-02-27
CIK 916076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
     (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(919) 781-4550
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share) (including rights attached thereto)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑            No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐            No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,927,214,346.24 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 21, 2006

Common Stock, $.01 par value per share	45,771,571 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2006 (Proxy Statement)	Part III

Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	31

PART IV	31

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	31

SIGNATURES	37
EX-10.15
EX-12.01
EX-13.01
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02

PART I
ITEM 1. BUSINESS
General
     Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including infrastructure, commercial, and residential. The Company also manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to the steel industry, and is developing structural composite products for use in a wide variety of industries. In 2005, the Company’s Aggregates segment accounted for 93% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 7% of the Company’s total net sales.
     The Company was formed in 1993 as a North Carolina corporation to serve as successor to the operations of the materials group of the organization that is now Lockheed Martin Corporation. An initial public offering of a portion of the Company’s Common Stock was completed in 1994, followed by a tax-free exchange transaction in 1996 that resulted in 100% of the Company’s Common Stock being publicly traded.
     Initially, the Company’s operations were predominantly in the Southeast, with additional operations in the Midwest. In 1995, the Company started its geographic expansion with the purchase of an aggregates business that included an extensive waterborne distribution system along the East and Gulf Coasts and the Mississippi River. Smaller acquisitions that year, including the acquisition of the Company’s granite operations on the Strait of Canso in Nova Scotia, complemented the Company’s new coastal distribution network.
     Subsequent acquisitions in 1997 and 1998 expanded the Company’s aggregates business in the middle of the country and added a leading producer of aggregates products in Texas, providing the Company with access to an extensive rail network in Texas. These two transactions set the stage for numerous additional expansion acquisitions in Ohio, Indiana, and the Southwest, with the Company completing 29 smaller acquisitions between 1997 and 1999, which allowed the Company to enhance and expand its presence in the aggregates marketplace.
     In 1998, the Company made an initial investment in an aggregates business that would later serve as the Company’s platform for further expansion in the southwestern and western United States. In 2001, the Company completed the purchase of all of the remaining interests of this business, which increased its ability to use rail as a mode of transportation.
     Effective January 1, 2005, the Company formed a joint venture with Hunt Midwest Enterprises to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The joint venture was formed by the parties contributing a total of 15 active quarry operations with production of approximately 7.5 million tons annually.

     Between 2002 and 2005 the Company sold a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates segment and the refractories business of its Magnesia Specialties business. In 2005, the Company divested underperforming facilities involved with its asphalt and road paving operations in Arkansas and Texas and shut down underperforming aggregates facilities in North Carolina and Ohio. In some of its divestitures, the Company concurrently enters into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2006 in an effort to redeploy capital for other opportunities.
Business Segment Information
     The Company operates in two reportable business segments: Aggregates and Specialty Products. The Specialty Products segment includes the Magnesia Specialties business and the Structural Composite Products business. Information concerning the Company’s total revenues, net sales, earnings from operations, assets employed, and certain additional information attributable to each reportable industry segment for each year in the three-year period ended December 31, 2005 is included in “Note O: Business Segments” of the “Notes to Financial Statements” on pages 33 and 34 of the Company’s 2005 Annual Report to Shareholders (the “2005 Annual Report”), which information is incorporated herein by reference.
Aggregates
     The Company’s Aggregates segment processes and sells granite, limestone, sand, gravel, and other aggregates products for use in all sectors of the public infrastructure, commercial, and residential construction industries. The Aggregates segment also includes the operation of its other construction materials businesses. These businesses, acquired through continued selective vertical integration by the Company, include primarily asphalt, ready mixed concrete, and road paving operations.
     The Company is the United States’ second largest producer of aggregates. In 2005, the Company’s Aggregates segment shipped 203.2 million tons of aggregates primarily to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.6 billion and $299.2 million, respectively.
     The Aggregates segment markets its products primarily to the construction industry, with approximately 45% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector. The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 325 quarries, distribution facilities, and plants in 28 states, Canada, the Bahamas, and the Caribbean Islands, although the Company’s five largest revenue-generating states (Texas, North Carolina, Georgia, Iowa, and Florida) account for approximately 55% of total 2005 net sales by state of destination. The Company’s business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time.
     The Company’s aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The Aggregates segment’s operations that are concentrated in the northern region of the United States and Canada experience more severe winter weather conditions than the segment’s operations in the Southeast and Southwest. Due to these factors, the Company’s second and third quarters are the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the segment’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity and have experienced weather-related losses in recent years. During 2005, aggregates shipments in the Company’s southeastern and Gulf Coast markets were adversely affected by Hurricanes Katrina and Rita and several other storms during the 2005 record-setting hurricane season.
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
     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, while the balance of 7% was moved by rail. In contrast, the Company’s aggregates shipments were moved 74% by truck, 16% by rail, and 10% by water in 2005. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Gulf and Atlantic coastal areas are being supplied in part from the Bahamas location, two large quarries on the Ohio River system, and a Canadian quarry on the Strait of Canso in Nova Scotia. In addition, the Company’s acquisitions have expanded its ability to ship by rail. Accordingly, the Company has enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as geographic areas which can be accessed economically by the Company’s expanded distribution system. In 2002 and 2004, the Company completed major projects to modernize and expand the plant capacity at its Bahamas and Nova Scotia locations, respectively, which provided the opportunity for the Company to capture future potential market growth and reduce costs (although there can be no assurance of such growth and cost reductions). In 2005 the Company began a major project to modernize and expand the plant capacity at its Three Rivers location, which, when completed in 2006, will allow the consolidation of the Company’s two large quarries on the Ohio River system.
     As the Company continues to move more aggregates by rail and water, embedded freight costs have consequently reduced gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the customer typically does not pay the Company a profit associated with the transportation component of the selling price. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southwest and Southeast, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, barge or ship availability, and weather disruptions.
     The Company experienced rail transportation shortages in Texas and parts of the Southeast in 2004 and, to a lesser extent, in 2005. These shortages resulted from the downsizing in personnel and equipment made by certain railroads. In response to these issues, rail transportation providers have focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving great tonnages of a single bulk product between two points without intermediate yarding and switching. Certain of the Company’s sales yards in the Southwest have the system capabilities to meet the unit train requirement. During 2005, the Company added property and capital improvements to a number of its sales yards in the Southwest in order to better accommodate unit train unloadings. The Company also addressed certain of its railcar needs in 2005 by entering into a purchase agreement for the construction of 780 railcars, which the Company is in the process of converting into two master lease agreements.
     In 2005, following Hurricanes Katrina and Rita, the Company experienced delays and shortages relating to its transportation of barges along the Mississippi River system. As the Gulf Coast started to recover, the Company’s barge traffic improved. By the end of 2005, the Company’s barge distribution system substantially resumed normal operations, although the Company continues to experience shortages of barges from time to time.
     The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via barges and deepwater ships should provide the Company with the flexibility to effectively serve customers in the Southwest and Southeast.
     The Company’s management believes the overall long-term trend for the construction aggregates industry continues to be one of consolidation, although the consolidation trend has slowed as the number of suitable acquisition targets shrinks. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, and pursuing new opportunities related to the Company’s existing markets.
     The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the Southwest, pursuant to which the Company acquired asphaltic concrete, ready mixed concrete, paving construction, trucking, and other businesses, which establish vertical integration that complement the Company’s aggregates business. These vertically integrated operations accounted for approximately 6% of revenues in 2005. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, they do not represent core businesses of the Company. These operations have typically resulted in losses that are insignificant to the Company as a whole. In 2005, the Company continued disposing of some of these operations. The Company continues to review carefully these operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities.
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
     Management believes the Aggregates segment’s raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its aggregates segment. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations.
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
     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculation. The Company also deducts loss factors, such as property boundaries and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Property, Plant and Equipment” on pages 64 and 65 of the 2005 Annual Report for discussion of reserves evaluation by the Company.

     The Company generally delivers products in its Aggregates segment upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory of aggregates is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.
     Less than 1% of the Aggregates segment’s revenues are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $16.4 million, $15.4 million, and $14.6 million during 2005, 2004, and 2003, respectively.
Specialty Products
     The Company’s Specialty Products segment consists of the Magnesia Specialties business and the Structural Composite Products business.
     Magnesia Specialties Business. The Company manufactures and markets, through Magnesia Specialties, dolomitic lime and magnesia-based chemicals products for industrial, agricultural, and environmental uses. Given the high fixed costs associated with the operations of this business, excess capacity negatively affects its results of operations. A significant portion of the costs related to the production of dolomitic lime and magnesia-based products is of a fixed or semi-fixed nature. In addition, the production of dolomitic lime and certain magnesia-based products requires the use of natural gas, coal, and petroleum coke to fuel kilns. Year-over-year increases in natural gas and other fuel prices directly affect operating results.
     Magnesia Specialties’ dolomitic lime products are sold primarily to the steel industry. Accordingly, the profitability of the Magnesia Specialties business is dependent on steel production capacity utilization and the related marketplace. Magnesia Specialties’ products used in the steel industry accounted for approximately 48% of the revenues of the business in 2005, attributable primarily to the sale of dolomitic lime products. However, Magnesia Specialties’ management has shifted the strategic focus of its magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Moreover, in 2005, the chemicals group portion of the Magnesia Specialties business continued to diversify in chemicals used as flame retardants, in wastewater treatment, in pulp and paper production, and in other environmental applications, and that business is not as dependent on the steel industry as is the dolomitic lime portion of the Magnesia Specialties business.
     The principal raw materials used in Magnesia Specialties’ products are dolomitic limestone and alkali-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.
     After the brine is used in the production process, the Magnesia Specialties business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia Specialties also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of such pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline.
     Magnesia Specialties generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant backlog information. Inventory for the Magnesia Specialties products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.
     Approximately 17% of the revenues of the Magnesia Specialties business are from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $19.6 million, $16.1 million, and $12.5 million 2005, 2004, and 2003, respectively. As a result of these foreign revenues, the financial results of the Magnesia Specialties business could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of changes in currency exchange rates, the Magnesia Specialties business principally uses the U.S. dollar as the functional currency in foreign transactions.
     Structural Composite Products Business. The Company manufactures and markets, through Martin Marietta Composites (“MMC”), structural composite products for use in a wide variety of industries. Pursuant to various agreements, MMC has rights to commercialize certain proprietary technologies related to the Company’s business. One of the agreements gives MMC the opportunity to pursue the use of certain fiber-reinforced polymer composites technologies for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications, and other structures and applications. MMC continued its research and product development activities during 2005 on these structural composites technologies and initiated or continued manufacturing and marketing of selected products.
     MMC is targeting several industries and the military for its fiber-reinforced polymer composite materials: infrastructure, which includes pedestrian and vehicular bridge decks; transportation, which includes specialty trucks, railcar components, and truck and trailer components; construction, which includes wall panels, temporary structures, and industrial mats; and military, which includes ballistic absorption panels, including orders received for approximately $9 million. MMC has completed 30 successful installations of bridge decks in 13 states and 2 foreign countries utilizing these composite materials technologies. MMC has a licensing agreement with a third party relating to a proprietary composite sandwich technology, which MMC expects will play an important role in the product line related to flat panel applications. In connection with this agreement, MMC is obligated to complete the purchase of an additional flat panel machine in 2006.
     MMC intends to continue to ramp up its Structural Composite Products business during 2006. Product trials and commercialization continue to be the near-term focus of MMC. Improved performance in 2006 is essential to continued investment in this business. MMC will continue to evaluate a variety of military and commercial uses for composite materials. There can be no assurance that these technologies will become profitable.

Patents and Trademarks
     As of February 21, 2006, the Company owns, has the right to use, or has pending applications for approximately 92 patents pending or granted by the United States and various countries and approximately 60 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.
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
Competition
     Because of the impact of transportation costs on the aggregates business, competition in the Aggregates segment tends to be limited to producers in proximity to the Company’s individual production facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry location and price, but quality of aggregates and level of customer service are also factors.
     The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 3,900 companies in the United States that produce aggregates. The largest five producers account for approximately 27% of the total market. The Company in its Aggregates segment competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and river barges and its increased access to rail transportation have enhanced the Company’s ability to compete in certain extended areas. Certain of the Company’s competitors in the aggregates industry have greater financial resources than the Company.
     The Magnesia Specialties business of the Company’s Specialty Products segment competes with various companies in different geographic and product areas principally on the basis of quality, price, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 13% of revenues for the Magnesia Specialties business in 2005, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Magnesia Specialties business have greater financial resources than the Company.
     The Structural Composite Products business of the Company’s Specialty Products segment is a start-up business that competes or will compete with various companies in different geographic and product areas principally on the basis of technological advances, quality, price, and technical support.

The Structural Composite Products business competes or will compete for sales to customers located outside the United States. Certain of the Company’s competitors in the Structural Composite Products business have greater financial resources than the Company.
Research and Development
     The Company conducts research and development activities principally for its Magnesia Specialties business, at its plant in Manistee, Michigan, and for its Structural Composite Products business, at its headquarters in Raleigh, North Carolina, and its plant in Sparta, North Carolina. In general, the Company’s research and development efforts in 2005 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.7 million in 2005, $0.9 million in 2004, and $0.6 million in 2003 on research and development activities.
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
     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were $3.5 million in 2005 and $5.3 million in 2004 and are related to the Company’s environmental staff and ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K). Capitalized costs related to environmental control facilities were less than $3 million in 2005 and are expected to be at or below that amount in 2006 and 2007. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2005 and 2004. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.
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
     With respect to reclamation costs effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). See “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 32 and 33 of the 2005 Annual Report. Under FAS 143, future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.
     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” on pages 26 and 27 of this Form 10-K and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 32 and 33 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on pages 54 and 55 of the 2005 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.
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
     As is the case with other companies in the same industry, some of the Company’s products contain varying amounts of crystalline silica, a mineral commonly called quartz. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung disease. The carcinogenic potential of crystalline silica was evaluated by the International Agency for Research on Cancer and later by the U.S. National Toxicology Program. In 1987, the agency found limited evidence of carcinogenicity in humans but sufficient evidence of carcinogenicity in animals. The National Toxicology Program concluded in 1991 that crystalline silica is “reasonably anticipated to be a carcinogen.” In October 1996, the International Agency for Research on Cancer issued another report stating that “inhaled crystalline silica in the form of quartz or cristobalite from occupational sources is carcinogenic to humans.” The Mine Safety and Health Administration (MSHA) and the Occupational Safety and Health Administration (OSHA) both listed the development of a crystalline silica standard as one of their priorities in the 2005 regulatory agenda. OSHA identified occupational overexposure to crystalline silica among its top five health priorities and developed a draft regulation in 2003. The issue remains in the prerule status, and OSHA is preparing a detailed risk assessment and plans to complete an external peer review of a draft assessment by April 2006. MSHA lists the development of a respirable crystalline silica standard as a long-term action and is considering several options to reduce miners’ exposure to crystalline silica. No deadlines for action have been established by the agency. The Company, through safety information sheets and other means, communicates what it believes to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.
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
     In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant and associated GDOT testing laboratory that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the 1940’s and 1950’s before the Company purchased the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. The Company submitted a corrective action plan to GDNR for approval on December 9, 2002. GDNR requested additional information which was duly submitted. GDNR approved the plan on June 28, 2005, and the Company is implementing it. The Company is funding the entire cost of future investigations and remediation which will occur over several years. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.
     In December 1998, the GDNR determined that the Company, the GDOT, and two former asphalt plant operators are responsible parties for investigation and remediation of groundwater contamination at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it operated a testing laboratory at the site. The two other parties were designated because both entities operated asphalt plants at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. On May 21, 2001, GDNR issued separate Administrative Orders against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. The Company and GDOT submitted a corrective action plan to GDNR for approval on May 20, 2002. GDNR requested additional information in connection with its consideration of the submitted plan and subsequently approved the plan on July 19, 2004. GDOT filed an amendment to the plan, which was approved on June 28, 2005. GDOT has been proceeding with remediation activities which will occur over a number of years. Under Georgia law, responsible parties are jointly and severally liable, and therefore, the Company is potentially liable for the full cost of funding any necessary remediation. If the Company is required to fund the cost of remediation, the Company will pursue its right of contribution from the responsible parties. Management believes any costs incurred by the Company associated with the site will not have a material adverse effect on the Company’s operations or its financial condition.
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
Employees
     As of February 21, 2006, the Company has approximately 5,754 employees, of which 4,304 are hourly employees and 1,450 are salaried employees. Included among these employees are 848 hourly employees represented by labor unions (14.7% of the Company’s employees). Of such amount, 14.6% of the Company’s Aggregates segment’s hourly employees are members of a labor union, while 98.2% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Magnesia Specialties business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2007. The Woodville collective bargaining agreement expires in June 2006. There can be no assurance that a successor agreement will be reached at the Woodville location this year.
Available Information
     The Company maintains an Internet address at www.martinmarietta.com. The Company makes available free of charge through its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and any amendments are accessed via the Company’s web site through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system maintained by the Securities and Exchange Commission (the “SEC”) at www.sec.gov. Accordingly, the Company’s referenced reports and any amendments are made available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, once EDGAR places such material in its database.
     The Company has adopted a Code of Ethics and Standards of Conduct that applies to all of its directors, officers, and employees. The Company’s code of ethics is available on the Company’s Internet address at www.martinmarietta.com. The Company intends to disclose on its Internet web site any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.
     The Company has adopted a set of Corporate Governance Guidelines to address issues of fundamental importance relating to the corporate governance of the Company, including director qualifications and responsibilities, responsibilities of key board committees, director compensation, and similar issues. Each of the Audit Committee, the Management Development and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors of the Company has adopted a written charter addressing various issues of importance relating to each committee, including the committee’s purposes and responsibilities, an annual performance evaluation of each committee, and similar issues. These Corporate Governance Guidelines, and the charters of each of these committees, are available on the Company’s Internet address at www.martinmarietta.com.
     The Company will make paper copies of its filings with the SEC, its Code of Ethics and Standards of Conduct, its Corporate Governance Guidelines, and the charters of its key committees, available to its shareholders free of charge upon request by writing to: Martin Marietta Materials, Inc., Attn: Corporate Secretary, 2710 Wycliff Road, Raleigh, North Carolina 27607-3033.
     The Company’s Chief Executive Officer and Chief Financial Officer are required to file with the SEC each quarter and each year certifications regarding the quality of the Company’s public disclosure of its financial condition. The annual certifications are included as Exhibits to this Annual Report on Form 10-K. The Company’s Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The filing of these certifications with the SEC and with the New York Stock Exchange is also disclosed in the Company’s 2005 Annual Report.

ITEM 1A. RISK FACTORS AND FORWARD-LOOKING STATEMENTS
     An investment in our common stock or debt securities involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase or otherwise trade our securities.
     This Form 10-K and other written reports and oral statements made from time to time by the Company contain statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. The words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “scheduled,” and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of the Company’s forward-looking statements in this Form 10-K and in other publications may turn out to be wrong.
     Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect our forward-looking statements and actual performance.
     Factors that the Company currently believes could cause its actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set out below. In addition to the risk factors described below, we urge you to read our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report to Shareholders.
Our aggregates business is cyclical and depends on activity within the construction industry.
     We sell most of our aggregate products to the construction industry, so our results depend on the strength of the construction industry. Since our business depends on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our aggregate products. Construction spending can also be disrupted by terrorist activity and armed conflicts.
     While our aggregate operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five revenue-generating states of Texas, North Carolina, Georgia, Iowa and Florida, our profitability will decrease.

Our aggregates business is seasonal and subject to the weather.
     The construction aggregates business is conducted outdoors. Seasonal changes and other weather conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity and the demand for our products. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.
Our aggregates business depends on the availability of aggregate products and our ability to mine them economically.
     Our challenge is to find aggregate deposits that we can mine economically, with appropriate permits, near growing markets. As communities have grown, they have taken up attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, and developing a distribution network that transports aggregates products by various transportation methods, including rail and water, that allows us to transport our products longer distances than would normally be considered economical.
Our aggregates business is a capital-intensive business.
     It is expensive to acquire property and machinery and produce our products. Therefore, we must have access to large amounts of cash to operate our businesses. We believe we have adequate cash to run our businesses. Because the business is capital intensive, a significant portion of our operating costs is fixed in nature. Therefore, our financial results are sensitive to product volume changes.
Our businesses face many competitors.
     Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors also operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors, and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our magnesia specialties business may compete with other chemical products that could be used instead of our magnesia-based products.
Our future growth may depend in part on acquiring other businesses in our industry.
     We expect to continue to grow, in part, by buying other businesses. While the pace of acquisitions has slowed considerably over the last few years, we will continue to look for strategic businesses to acquire. In the past, we have made acquisitions to strengthen our existing locations, expand our operations, and enter new geographic markets. We will continue to make selective acquisitions, joint ventures, or other business arrangements we believe will help our company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.
     We may need to pay all or part of the purchase price of any future acquisition with shares of our common stock. We may also use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our shareholders will be diluted and the price of our stock may fall. We operate our businesses with the objective of maximizing the long-term shareholder return.
     We acquired 62 companies from 1995 through 2002. Some of these acquisitions were more easily integrated into our existing operations and have performed as well or better than we expected, while others have not. We have sold underperforming and other non-strategic assets, particularly lower margin businesses like our asphalt plants in Houston and our road paving business in Shreveport, Louisiana, and Texarkana, Arkansas.
Short supplies and high costs of fuel and energy affect our businesses.
     Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected at times by the short supply or high costs of these fuels and energy. While we can contract for some fuels and energy, significant increases in costs or fluctuations in supplies of these items have and may in the future reduce our financial results.
Changes in legal requirements and governmental policies concerning zoning, land use, the environment, and other areas of the law, and litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities.
     Many federal, state, and local laws and regulations relating to zoning, land use, the environment, health, safety, and other regulatory matters govern our operations. We take great pride in our operations and try to remain in strict compliance at all times with all applicable laws and regulations. Despite our extensive compliance efforts, risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses, as it is with our competitors. We cannot assume that these liabilities will not negatively affect us in the future.
     We are also subject to future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of some of our products or business activities, which may result in additional compliance and other costs. We could be forced to invest in preventive or remedial action, like pollution control facilities, which could be substantial.
     Our operations are subject to manufacturing, operating, and handling risks associated with the products we produce and the products we use in our operations, including the related storage and transportation of raw materials, products, hazardous substances, and wastes. We are exposed to hazards including storage tank leaks, explosions, discharges or releases of hazardous substances, exposure to dust, and the operation of mobile equipment and manufacturing machinery.
     These risks can subject us to potentially significant liabilities relating to personal injury or death, or property damage, and may result in civil or criminal penalties, which could hurt our productivity or profitability. For example, from time to time we investigate and remediate environmental contamination relating to our prior or current operations, as well as operations we have acquired from others, and in some cases we have been or could be named as a defendant in litigation brought by governmental agencies or private parties.
     We are involved from time to time in litigation and claims arising from our operations. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, we cannot assume that an adverse outcome in a pending or future legal action would not negatively affect us.
Labor disputes could disrupt operations of our businesses.
     Labor unions represent 14.6% of the hourly employees of our aggregates business and 98.2% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Woodville, Ohio lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2006 and August 2007, respectively.
     Disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our businesses, raise costs, and reduce revenues and earnings from the affected locations. We believe we have good relations with all of our employees, including our unionized employees.
Delays or interruptions in shipping products of our businesses could affect our operations.
     Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail, barge, or ship. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. For example, in 2004 and partially in 2005, we experienced rail transportation shortages in Texas and parts of the Southeast. In 2005, following Hurricanes Katrina and Rita, we experienced significant barge transportation problems along the Mississippi River system.
Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our estimates and assumptions could be wrong.
     The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. We make critical estimates and assumptions involving accounting matters like our treatment of goodwill, our expenses and cash requirements for our pension plans, our estimated income taxes, and how we account for our property, plant and equipment, and inventory. These estimates and assumptions involve matters that are inherently uncertain and require our subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.
     While we believe our estimates and assumptions are correct, we could be wrong, and our financial results could be different, either higher or lower, if our estimates and assumptions are wrong. We urge you to read about our critical accounting policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report to Shareholders.
The adoption of new accounting standards may affect our financial results.
     The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2006, we are required under new accounting standards to expense the fair value of stock options we award our management and key employees as part of their compensation. This will result in a reduction in our earnings and will make comparisons between financial periods more difficult. We urge you to read about our accounting changes in Note A of our 2005 financial statements.
We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could affect our business.
     Our success depends to a significant degree upon the continued services of our key personnel and executive officers. Our prospects depend upon our ability to attract and retain qualified personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel, which could negatively affect our business.
Our magnesia specialties business depends in part on the steel industry and the supply of reasonably priced fuels.
     Our magnesia specialties business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The magnesia specialties business also requires significant amounts of natural gas, coal, and petroleum coke and financial results are negatively affected by high fuel prices or shortages.
Our structural composite products business is a start-up business that has not generated any profits since its inception.
     Our structural composite products business faces many challenges before it becomes break-even or generates a profit. While it received its first significant orders in 2005, we cannot ensure the future profitability of this business.
* * * * * * * * * * * * * *
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
     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” on pages 18-23 of this Form 10-K, the discussion of “Competition” on pages 11 and 12 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36-71 of the 2005 Annual Report and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 17-21 and pages 32 and 33, respectively, of the Audited Consolidated Financial Statements included in the 2005 Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
Aggregates
     As of December 31, 2005, the Company processed or shipped aggregates from 310 quarries and distribution yards in 28 states and in Canada and the Bahamas, of which 98 are located on land owned by the Company free of major encumbrances, 62 are on land owned in part and leased in part, 139 are on leased land, and 11 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2005, the Company processed and shipped ready mixed concrete and/or asphalt products from 15 properties in 3 states, of which 12 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, and 2 are on leased land.
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

				Percentage of aggregate		Percent of
				reserves located at an		aggregate reserves
	Number of	Tonnage of reserves for each general		existing quarry, and		on land that has	Percent of reserves
	Producing	type of aggregate at 12/31/05		reserves not located at an		not been zoned for	owned and percent
State	Quarries	(add 000)		existing quarry		quarrying	leased
	2005	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	8	50,479	12,080	100%		0%	42%	58%
Arkansas	3	307,927	0	73%	27%	0%	25%	75%
California	1	35,755	0	100%	—	0%	30%	70%
Florida	2	132,062	0	100%	—	0%	0%	100%
Georgia	9	724,395	0	84%	16%	0%	62%	38%
Illinois	3	1,293,814	0	72%	28%	0%	9%	91%
Indiana	15	552,463	56,030	90%	10%	15%	43%	57%
Iowa	27	724,867	45,982	99%	1%	1%	13%	87%
Kansas	25	211,683	0	100%	—	0%	35%	65%
Kentucky	3	626,403	0	100%	—	0%	15%	85%
Louisiana	1	0	2,500	100%	—	0%	0%	100%
Maryland	2	100,575	0	100%	—	0%	100%	0%
Minnesota	2	367,532	0	100%	—	0%	84%	16%
Mississippi	2	0	32,139	100%	—	0%	100%	0%
Missouri	10	517,313	0	78%	12%	0%	40%	60%
Nebraska	3	95,070	0	100%	—	0%	24%	76%
Nevada	3	17,307	0	100%	—	0%	0%	100%
North Carolina	42	2,445,628	2,000	86%	14%	3%	68%	32%
Ohio	19	185,367	217,666	72%	28%	3%	97%	3%
Oklahoma	10	540,841	5,685	100%	—	0%	45%	55%
South Carolina	5	332,799	0	100%	—	19%	76%	24%
Tennessee	1	0	14,760	100%	—	0%	0%	100%
Texas	18	1,566,461	194,286	63%	37%	33%	60%	40%
Virginia	4	365,594	0	84%	16%	1%	69%	31%
Washington	4	34,232	0	85%	15%	0%	7%	93%
West Virginia	2	101,139	0	100%	—	0%	20%	80%
Wisconsin	1	4,296	0	100%	—	0%	0%	100%
Wyoming	1	101,317	0	100%	—	0%	0%	100%
U.S. Total	226	11,435,321	583,128			9%	48%	52%
Non-U.S.	2	943,947	0	100%	—	0%	97%	3%
Grand Total	228	12,379,266	583,128	80%	20%	8%	52%	48%

	Total Annual Production (in tons)
	For year ended December 31
		(add 000)		Number of years of production
Region	2005	2004	2003	available at December 31, 2005

Mideast	70,367	67,986	64,122	75.6
Northwest	35,927	29,824	30,434	60.0
Southeast	51,037	50,242	44,569	56.3
Southwest	42,276	38,811	39,305	61.9

Total	199,607	186,863	178,430	64.9

Specialty Products
     The Magnesia Specialties business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio, and a smaller processing plant in Bridgeport, Connecticut. All of these facilities are owned.
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
     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2005, the principal properties were believed to be utilized at average productive capacities of approximately 80% and were capable of supporting a higher level of market demand.
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

     The Company was not required to pay any penalties in 2005 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 32 and 33 of the 2005 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on pages 54 and 55 of the 2005 Annual Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 21, 2006:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years

Stephen P. Zelnak, Jr.	61	Chairman of the	1997
		Board of Directors;
		President and Chief	1993
		Executive Officer;
		President of Aggregates	1993
		Segment;
		Chairman of Magnesia	2005
		Specialties Business

Philip J. Sipling	58	Executive Vice President;	1997	Chairman of Magnesia Specialties
		Executive Vice President of	1993	Business (1997-2005)
		Aggregates Segment

Daniel G. Shephard	47	Executive Vice President;	2005	Vice President-Business Development
		Chief Executive Officer	2005	and Capital Planning (2002-2005);
		of Magnesia Specialties		Senior Vice President (2004-2005);
		Business		Regional Vice President and General
				Manager-MidAmerica Region (2003-2005);
				President of Magnesia Specialties Business
				(1999-2005);
				Vice President-Marketing (2002-2004);
				Vice President and Treasurer (2000-2002)

Roselyn R. Bar	47	Senior Vice President;	2005	Vice President (2001-2005);
		General Counsel;	2001	Deputy General Counsel (2001);
		Corporate Secretary	1997	Associate General Counsel (1998-2001)

Janice K. Henry	54	Senior Vice President;	1998	Chief Financial Officer (1994-2005)
		Treasurer	2002

Anne H. Lloyd	44	Senior Vice President and	2005	Vice President and Controller (1998-2005)
		Chief Financial Officer;
		Chief Accounting Officer	1999

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years

Donald M. Moe	60	Senior Vice President;	2001	Vice President (1999-2001)
		Senior Vice President of	1999
		Aggregates Segment;
		President-Mideast Division	1996
		of Aggregates Segment

Jonathan T. Stewart	57	Senior Vice President,	2001	Vice President, Human Resources
		Human Resources		(1993-2001)

David S. Watterson	44	Vice President, Marketing;	2006	Vice President, Information Services
		Vice President and Chief	2003	(1999-2003)
		Information Officer
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 72 of the 2005 Annual Report, and that information is incorporated herein by reference. There were approximately 1,024 holders of record of the Company’s Common Stock as of February 21, 2006.
Recent Sales of Unregistered Securities
     None.
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required in response to this subsection of Item 5 is included in Part III, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” on page 31 of this Form 10-K.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs

October 1, 2005 —
October 31, 2005	0	$—	0	2,125,198
November 1, 2005 —
November 30, 2005	480,000	$74.33	480,000	1,645,198
December 1, 2005 —
December 31, 2005	540,000	$76.00	540,000	1,105,198

Total	1,020,000	$75.21	1,020,000	1,105,198

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.
ITEM 6. SELECTED FINANCIAL DATA
     The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 73 of the 2005 Annual Report, and that information is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36-71 of the 2005 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook 2006” on page 57 of the 2005 Annual Report is not incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Quantitative and Qualitative Disclosures About Market Risk” on pages 69 and 70 of the 2005 Annual Report, and that information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” on pages 13-72 of the 2005 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2005 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2005.
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
     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2005. The Company’s independent registered public accounting firm has issued an attestation report agreeing with management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2005. Management’s report on the Company’s internal controls and the related attestation report of the Company’s independent registered public accounting firm appear on pages 10 and 11 of the 2005 Annual Report, and those reports are hereby incorporated by reference in this Form 10-K. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” on pages 56 and 57 of the 2005 Annual Report.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2005 (the “2006 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” on pages 26 and 27 of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” on page 17 of this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Corporate Governance Matters,” “Report of the Management Development and Compensation Committee on Executive Compensation,” “Comparison of Cumulative Total Return, Martin Marietta Materials, Inc., S&P 500, and S&P Materials Indices,” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s 2006 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2006 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Independent Directors” in the Company’s 2006 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2006 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) List of financial statements filed as part of this Form 10-K.
The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2005 Annual Report, are incorporated by reference into Item 8 on page 30 of this Form 10-K. Page numbers refer to the 2005 Annual Report:

Page

Consolidated Statements of Earnings— for years ended December 31, 2005, 2004 and 2003	13

Consolidated Balance Sheets— at December 31, 2005 and 2004	14

Consolidated Statements of Cash Flows— for years ended December 31, 2005, 2004 and 2003	15

Consolidated Statements of Shareholders’ Equity— Balance at December 31, 2005, 2004 and 2003	16

Notes to Financial Statements—	17-35

(2)	List of financial statement schedules filed as part of this Form 10-K
The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(d). The page numbers refer to this Form 10-K.
Schedule II — Valuation and Qualifying Accounts	35-36
All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.
The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements appears on page 12 of the 2005 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.
(3)	Exhibits
The list of Exhibits on the accompanying Index of Exhibits on pages 32-35 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.
(b)	Index of Exhibits

Exhibit
No.
3.01	—
Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—
Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

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
Amendment No. 1 to the Rights Agreement, dated as of May 3, 2004, between the Company and Wachovia Bank, N.A. (as successor to First Union National Bank of North Carolina) (incorporated by references to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1012744))

10.03	—
$250,000,000 Five-Year Credit Agreement dated as of June 30, 2005, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 8-K filed on June 30, 2005) (Commission File No. 1-12744)

10.04	—
Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.05	—
Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.06	—
Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

10.07	—
Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (Commission File No. 1-12744)**

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

10.14	—
Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

*10.15	—	Amendment No. 7 to the Martin Marietta Materials, Inc. Incentive Stock Plan**

10.16	—
Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.17	—
Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (Commission File No. 1-12744)**

10.18	—
Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19	—
Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

10.20	—
Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

10.21	—
Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

*12.01	—	Computation of ratio of earnings to fixed charges for the year ended December 31, 2005

*13.01	—
Martin Marietta Materials, Inc. 2005 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2005 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—	List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—	Powers of Attorney (included in this Form 10-K at page 37)

Exhibit
No.
*31.01	—	Certification dated February 21, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—	Certification dated February 21, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—	Certification dated February 21, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—	Certification dated February 21, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:
     Martin Marietta Materials, Inc.’s 2006 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2006 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K
(c)	Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance at	to costs	other			Balance at
	beginning	and	accounts	Deductions		end of
Description	of period	expenses	describe	describe		period
	(Amounts in Thousands)
Year ended December 31, 2005

Allowance for doubtful accounts	$7,242	$58		$960	(a)	$6,340
Inventory valuation allowance	5,463	6,638				12,101

Accumulated amortization of intangible	29,605	3,964		1,328	(b)	29,399
assets				2,842	(c)

Year ended December 31, 2004

Allowance for doubtful accounts and uncollectible notes receivable	$5,196	$2,103		$57	(a)	$7,242

Inventory valuation allowance	5,990	945		1,393	(a)	5,463
				79	(b)

Accumulated amortization of intangible	28,356	4,677		2,119	(b)	29,605
assets				1,309	(c)

Col A	Col B	Col C		Col D		Col E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance at	to costs	other			Balance at
	beginning	and	accounts	Deductions		end of
Description	of period	expenses	describe	describe		period
	(Amounts in Thousands)
Year ended December 31, 2003

Allowance for doubtful accounts	$8,282	$488		$3,574	(d)	$5,196
Inventory valuation allowance	5,659	675		87	(a)	5,990
				191	(b)
				66	(e)

Accumulated amortization of intangible	27,505	5,840		3,556	(b)	28,356
assets				1,433	(c)

(a)	To adjust allowance for change in estimates.

(b)	Divestitures.

(c)	Write off of fully amortized intangible assets.

(d)	Write off of uncollectible accounts against allowance.

(e)	Write off of fully reserved inventory.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	MARTIN	MARIETTA MATERIALS, INC.

	By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel
and Corporate Secretary
Dated: February 21, 2006
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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	Stephen P. Zelnak, Jr.	Chairman of the Board,	February 21, 2006

	Stephen P. Zelnak, Jr.	President and Chief Executive Officer

/s/	Anne H. Lloyd	Senior Vice President,	February 21, 2006

	Anne H. Lloyd	Chief Financial Officer, and
Chief Accounting Officer

/s/	Marcus C. Bennett	Director	February 21, 2006

Marcus C. Bennett

/s/	Sue W. Cole	Director	February 21, 2006

Sue W. Cole

/s/	David G. Maffucci	Director	February 21, 2006

David G. Maffucci

/s/	William E. McDonald	Director	February 21, 2006

William E. McDonald

/s/	Frank H. Menaker, Jr.	Director	February 21, 2006

Frank H. Menaker, Jr.

/s/	Laree E. Perez	Director	February 21, 2006

Laree E. Perez

Signature		Title	Date

/s/	Dennis L. Rediker	Director	February 21, 2006

Dennis L. Rediker

/s/	William B. Sansom	Director	February 21, 2006

William B. Sansom

/s/	Richard A. Vinroot	Director	February 21, 2006

Richard A. Vinroot

EXHIBITS

Exhibit
No.

3.01	—
Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—
Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

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

10.02	—	Amendment No. 1 to the Rights Agreement, dated as of May 3, 2004, between the Company and Wachovia Bank, N.A. (as successor to First Union National Bank of North Carolina)

Exhibit
No.

(incorporated by references to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1012744))

10.03	—
$250,000,000 Five-Year Credit Agreement dated as of June 30, 2005, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 8-K filed on June 30, 2005) (Commission File No. 1-12744)

10.04	—
Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.05	—
Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.06	—
Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

10.07	—
Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (Commission File No. 1-12744)**

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

10.14	—
Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

*10.15	—	Amendment No. 7 to the Martin Marietta Materials, Inc. Incentive Stock Plan**

10.16	—
Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

Exhibit
No.

10.17	—
Amendment No. 1 to the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (Commission File No. 1-12744)**

10.18	—
Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19	—
Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

10.20	—
Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

10.21	—
Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

*12.01	—	Computation of ratio of earnings to fixed charges for the year ended December 31, 2005

*13.01	—
Martin Marietta Materials, Inc. 2005 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2005 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—	List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—	Powers of Attorney (included in this Form 10-K at page 37)

*31.01	—	Certification dated February 21, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—	Certification dated February 21, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—	Certification dated February 21, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—	Certification dated February 21, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2006 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2006 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K