Form 10-Q
period 2006-03-31
MARTIN MARIETTA MATERIALS INC
filed 2006-05-02
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2006

Common Stock, $0.01 par value	45,728,180

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006

MARTIN MARIETTA MATERIAL                          PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	(Dollars in Thousands,
	Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$31,153	$76,745
Investments	—	25,000
Accounts receivable, net	241,587	225,012
Inventories, net	241,445	222,728
Current portion of notes receivable	3,641	5,081
Current deferred income tax benefits	16,519	14,989
Railcar construction advances	17,600	—
Other current assets	32,936	32,486

Total Current Assets	584,881	602,041

Property, plant and equipment	2,563,178	2,501,774
Allowances for depreciation and depletion	(1,357,673)	(1,335,423)

Net property, plant and equipment	1,205,505	1,166,351

Goodwill	570,336	569,263
Other intangibles, net	17,623	18,744
Noncurrent notes receivable	15,318	27,883
Other noncurrent assets	41,296	49,034

Total Assets	$2,434,959	$2,433,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$11,294	$7,290
Accounts payable	93,347	93,445
Accrued salaries, benefits and payroll taxes	16,515	24,199
Pension and postretirement benefits	6,501	4,200
Accrued insurance and other taxes	39,139	39,582
Income taxes	11,985	1,336
Current maturities of long-term debt	633	863
Other current liabilities	36,120	29,207

Total Current Liabilities	215,534	200,122

Long-term debt	705,862	709,159
Pension, postretirement and postemployment benefits	96,986	98,714
Noncurrent deferred income taxes	145,855	149,972
Other noncurrent liabilities	83,719	101,664

Total Liabilities	1,247,956	1,259,631

Shareholders’ Equity:
Common stock, par value $0.01 per share	456	457
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	238,401	240,541
Accumulated other comprehensive loss	(15,325)	(15,325)
Retained earnings	963,471	948,012

Total Shareholders’ Equity	1,187,003	1,173,685

Total Liabilities and Shareholders’ Equity	$2,434,959	$2,433,316

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$424,411	$338,217
Freight and delivery revenues	59,553	51,510

Total revenues	483,964	389,727

Cost of sales	340,448	288,548
Freight and delivery costs	59,553	51,510

Total cost of revenues	400,001	340,058

Gross Profit	83,963	49,669

Selling, general & administrative expenses	36,161	31,828
Research and development	164	148
Other operating (income) and expenses, net	(3,647)	(1,758)

Earnings from Operations	51,285	19,451

Interest expense	9,976	10,790
Other nonoperating (income) and expenses, net	(2,094)	(2,235)

Earnings from continuing operations before income tax expense	43,403	10,896
Income tax expense	13,741	2,286

Earnings from continuing operations	29,662	8,610
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $625 and $(657) in 2006 and 2005, respectively	1,344	(1,533)

Net Earnings	$31,006	$7,077

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$0.65	$0.18
Discontinued operations	0.03	(0.03)

	$0.68	$0.15

Diluted from continuing operations	$0.63	$0.18
Discontinued operations	0.03	(0.03)

	$0.66	$0.15

Dividends Per Common Share	$0.23	$0.20

Weighted Average Common Shares Outstanding:
Basic	45,750,336	47,061,842

Diluted	46,784,681	47,737,996

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$31,006	$7,077
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	32,681	33,290
Stock-based compensation expense	2,220	764
(Gains) losses on divestitures and sales of assets	(2,769)	322
Deferred income taxes	(2,430)	373
Excess tax benefits from stock-based compensation transactions	(7,197)	1,809
Other items, net	(983)	(1,687)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(16,575)	(854)
Inventories, net	(18,795)	(13,100)
Accounts payable	(98)	(228)
Other assets and liabilities, net	15,441	2,249

Net cash provided by operating activities	32,501	30,015

Investing activities:
Additions to property, plant and equipment	(74,361)	(47,188)
Acquisitions, net	(2,847)	(3,927)
Proceeds from divestitures and sales of assets	18,233	11,685
Proceeds from sale of investments	25,000	—
Railcar construction advances	(17,600)	—

Net cash used for investing activities	(51,575)	(39,430)

Financing activities:
Repayments of long-term debt	(415)	(403)
Borrowings on line of credit	160	—
Change in bank overdraft	4,004	(1,747)
Payments on capital lease obligations	(21)	—
Dividends paid	(10,619)	(9,409)
Repurchases of common stock	(39,993)	(44,273)
Issuances of common stock	13,169	6,724
Excess tax benefits from stock-based compensation transactions	7,197	—

Net cash used for financing activities	(26,518)	(49,108)

Net decrease in cash and cash equivalents	(45,592)	(58,523)
Cash and cash equivalents, beginning of period	76,745	161,620

Cash and cash equivalents, end of period	$31,153	$103,097

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,525	$4,594
Cash (refunds) payments for income taxes	$(8,345)	$1,382
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’
(in thousands)	Stock	Stock	Paid-in-Capital	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2005	45,727	$457	$240,541	$(15,325)	$948,012	$1,173,685
Writeoff of capitalized stripping costs, net	—	—	—	—	(4,928)	(4,928)
Reclasses of stock-based compensation liabilities to shareholders’ equity for FAS 123(R) adoption	—	—	12,339	—	—	12,339
Net earnings	—	—	—	—	31,006	31,006
Dividends declared	—	—	—	—	(10,619)	(10,619)
Issuances of common stock for stock award plans	408	4	23,289	—	—	23,293
Repurchases of common stock	(414)	(5)	(39,988)	—	—	(39,993)
Stock-based compensation expense	—	—	2,220	—	—	2,220

Balance at March 31, 2006	45,721	$456	$238,401	$(15,325)	$963,471	$1,187,003

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2006 are not indicative of the results to be expected for the full year.

Reclassifications

Certain 2005 amounts have been reclassed to conform to the 2006 presentation. The reclassifications had no impact on previously reported net earnings or financial position.

Stripping Costs

Effective January 1, 2006, the Corporation adopted Emerging Issues Task Force Issue 04-06, Accounting for Stripping Costs in the Mining Industry (“EITF 04-06”). EITF 04-06 clarifies that post-production stripping costs, which represent costs of removing overburden and waste materials to access mineral deposits, should be considered costs of the extracted minerals under a full absorption costing system and recorded as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. Prior to the adoption of EITF 04-06, the Corporation capitalized certain post-production stripping costs and amortized these costs over the lesser of half of the life of the uncovered reserves or 5 years.

In connection with the adoption of EITF 04-06, the Corporation wrote off $8,147,000 of capitalized post-production stripping costs previously reported as other noncurrent assets and a related deferred tax liability of $3,219,000, thereby reducing retained earnings by $4,928,000 at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors as more fully described in Note 9. Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) to account for these plans. FAS 123(R) requires all forms of share-based payments to employees, including stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, FAS 123(R) requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. As required by
FAS 123(R), the Corporation will continue to recognize compensation cost over the explicit vesting period for all unvested awards as of January 1, 2006, with acceleration for any remaining unrecognized compensation cost if an employee retires prior to the end of the vesting period.

The Corporation adopted the provisions of FAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Corporation’s consolidated statements of earnings and cash flows for the prior-year quarter have not been restated and do not include the impact of FAS 123(R).

Under FAS 123(R), an entity may elect either the accelerated expense recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition. The Corporation elected to use the accelerated expense recognition method for stock options issued to employees. The accelerated recognition method requires stock options that vest ratably to be divided into tranches. The expense for each tranche is allocated to its particular vesting period.

The adoption of FAS 123(R) did not change the Corporation’s accounting for stock-based compensation related to restricted stock awards, incentive compensation awards and nonemployee directors’ awards. The Corporation continues to expense the fair value of these awards based on the closing price of the Corporation’s common stock on the awards’ respective measurement dates. The Corporation did not grant any stock options during the quarter ended March 31, 2006. However, effective January 1, 2006, the Corporation began expensing the unvested portion of outstanding employee stock options, which affected the Corporation’s results of operations for the quarter ended March 31, 2006 as follows:
•	Decreased earnings from continuing operations before income tax expense by $1,068,000;

•	Decreased earnings from continuing operations and net earnings by $646,000;

•	Decreased basic earnings per share by $0.01; and

•	Decreased diluted earnings per share by $0.01.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Furthermore, FAS 123(R) requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of FAS 123(R), the Corporation presented excess tax benefits from stock-based compensation transactions as an operating cash flow on its consolidated statements of cash flows. The $7,197,000 excess tax benefit classified as a financing cash flow for the quarter ended March 31, 2006 would have been classified as an operating cash inflow had the Corporation not adopted FAS 123(R).

In connection with the adoption of FAS 123(R), the Corporation reclassed $12,339,000 of stock-based compensation liabilities to additional paid-in-capital, thereby increasing shareholders’ equity at January 1, 2006.

The full year 2006 impact of the adoption of FAS 123(R) on the Corporation’s results of operations will depend on the market price of the Corporation’s common stock at the date of grant and the levels of stock-based awards granted in 2006.

Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. As the Corporation granted stock options with an exercise price equal to the market value of the stock on the date of grant, no stock-based compensation cost was recognized in net earnings as reported in the consolidated statements of earnings prior to adopting FAS 123(R). The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) for the three months ended March 31, 2005 (dollars in thousands, except per share amounts):

Net earnings, as reported	$7,077
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	428
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,287)

Pro forma net earnings	$6,218

Earnings per share:
Basic-as reported	$0.15

Basic-pro forma	$0.13

Diluted-as reported	$0.15

Diluted-pro forma	$0.13

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Corporation used a lattice valuation model to determine the fair value of stock option awards granted in 2005 and 2004 and the Black-Scholes valuation model for stock options granted prior to 2004. The lattice valuation model takes into account employees’ exercise patterns based on changes in the Corporation’s stock price and other variables and is considered to result in a more accurate valuation of employee stock options than the Black-Scholes valuation model. The period of time for which options are expected to be outstanding, or expected term of the option, is a derived output of the lattice valuation model. The Corporation considers the following factors when estimating the expected term of options: vesting period of the award, expected volatility of the underlying stock, employees’ ages and external data. Other key assumptions used in determining the fair value of the stock options awarded in 2005 were: risk-free interest rate of 3.80%; dividend yield of 1.60%; and volatility factor of 30.80%. Based on these assumptions, the weighted-average fair value of each stock option granted was $18.72 for 2005.

The risk-free interest rate reflects the interest rate on zero-coupon U.S. government bonds available at the time each option was granted having a remaining life approximately equal to the option’s expected life. The dividend yield represents the dividend rate expected to be paid over the option’s expected life and is based on the Corporation’s history and targeted dividend pattern. The Corporation’s volatility factor measures the amount by which its stock price is expected to fluctuate during the expected life of the option and is based on historical stock price changes and other factors. Additionally, FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Corporation estimated forfeitures and will ultimately recognize compensation cost only for those stock-based awards that vest.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Earnings from continuing operations	$29,662	$8,610
Gain (Loss) on discontinued operations	1,344	(1,533)

Net earnings	$31,006	$7,077

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	45,750,336	47,061,842
Effect of dilutive employee and director awards	1,034,345	676,154

Diluted weighted average number of common shares and assumed conversions	46,784,681	47,737,996

Net earnings (loss) per common share:
Basic from continuing operations	$0.65	$0.18
Discontinued operations	0.03	(0.03)

	$0.68	$0.15

Diluted from continuing operations	$0.63	$0.18
Discontinued operations	0.03	(0.03)

	$0.66	$0.15

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Business Combinations and Divestitures

In 2006 and 2005, the Corporation disposed of certain underperforming operations in its Aggregates operating segment. These divestitures represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings.

The discontinued operations included the following net sales, pretax loss on operations, pretax gain or loss on disposals, income tax expense or benefit and overall net earnings or loss (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales	$95	$4,094

Pretax loss on operations	$(254)	$(1,266)
Pretax gain (loss) on disposals	2,223	(924)

Pretax gain (loss)	1,969	(2,190)
Income tax expense (benefit)	625	(657)

Net earnings (loss)	$1,344	$(1,533)

3.	Inventories

	March 31,	December 31,
	2006	2005
	(Dollars in Thousands)
Finished products	$201,464	$185,681
Products in process and raw materials	17,182	17,990
Supplies and expendable parts	34,375	31,158

	253,021	234,829
Less allowances	(11,576)	(12,101)

Total	$241,445	$222,728

4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates segment, for the quarter ended March 31, 2006 (dollars in thousands):

Balance at beginning of period	$569,263
Adjustments to purchase price allocations	1,998
Amounts allocated to divestitures	(925)

Balance at end of period	$570,336

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt

	March 31,	December 31,
	2006	2005
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,807	$249,800
5.875% Notes, due 2008	205,776	206,277
6.9% Notes, due 2007	124,990	124,988
7% Debentures, due 2025	124,299	124,295
Acquisition notes, interest rates ranging from 2.11% to 8.02%	798	3,657
Other notes	825	1,005

	706,495	710,022
Less current maturities	(633)	(863)

Total	$705,862	$709,159

The carrying values of the notes due in 2008 included $6,110,000 and $6,640,000 at March 31, 2006 and December 31, 2005, respectively, for the unamortized value of terminated interest rate swaps.

6.	Income Taxes

	Three Months Ended March 31,
	2006	2005
Estimated effective income tax rate
Continuing operations	31.7%	21.0%

Discontinued operations	31.7%	(30.0%)

Overall	31.7%	18.7%

The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, foreign operating earnings and the tax effect of nondeductibility of goodwill related to asset sales. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective tax rate.

The overall effective income tax rate for the quarter ended March 31, 2005 reflects the benefit of a decrease in tax reserves related to certain international tax issues currently under examination and contributed $0.02 per diluted share to earnings for the quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended March 31 (dollars in thousands):

	Pension		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$3,032	$2,901	$142	$171
Interest cost	4,514	4,118	687	866
Expected return on assets	(4,906)	(4,430)	—	—
Amortization of:
Prior service cost	152	139	(308)	(324)
Actuarial loss (gain)	780	491	(21)	79

Total net periodic benefit cost	$3,572	$3,219	$500	$792

8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

9.	Stock-Based Compensation

The shareholders approved, on May 8, 1998, the Martin Marietta Materials, Inc. Stock-Based Award Plan, as amended from time to time (along with the Amended Omnibus Securities Award Plan, originally approved in 1994, the “Plans”). The Corporation has been authorized by the Board of Directors to repurchase shares of the Corporation’s common stock for issuance under the Plans.

Under the Plans, the Corporation grants options to employees to purchase its common stock at a price equal to the market value at the date of grant. No options were granted during the quarter ended March 31, 2006. Options granted in 2005 become exercisable in four annual installments beginning one year after date of grant and expire eight years from such date. Options granted in years prior to 2005 become exercisable in three equal annual installments beginning one year after date of grant and expire ten years from such date.

Pursuant to the Plans, each nonemployee director currently receives 3,000 non-qualified stock options annually. These options have an exercise price equal to the market value at the date of grant, vest immediately and expire ten years from the grant date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

The following table includes summary information for stock options for employees and nonemployee directors for the quarter ended March 31, 2006:

		Weighted-
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value

Outstanding at December 31, 2005	2,478,220	$43.97
Granted	—	$—
Exercised	(479,325)	$42.02	$25,404,000
Terminated	(2,477)	$43.34

Outstanding at March 31, 2006	1,996,418	$44.44	$124,948,000

Exercisable at March 31, 2006	1,397,858	$44.04	$88,045,000

For the quarter ended March 31, 2005, the intrinsic value of options exercised was $4,707,000. The intrinsic values of options exercised during the quarters ended March 31, 2006 and 2005 were based on the closing prices of the Corporation’s common stock on the dates of exercise. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2006 was based on the closing price of the Corporation’s common stock at March 31, 2006, which was $107.03.

The following tables summarize information for options outstanding and exercisable at March 31, 2006:

Options Outstanding
Range of		Weighted-Average	Weighted-Average
Exercise Prices	Number of Shares	Remaining Life (years)	Exercise Price

$24.25-$35.50	22,584	1.2	$34.25
$36.55-$51.50	1,812,700	5.9	$43.09
$61.05-$63.44	161,134	7.3	$61.15

	1,996,418	5.9

Options Exercisable
Range of		Weighted-Average	Weighted-Average
Exercise Prices	Number of Shares	Remaining Life (years)	Exercise Price

$24.25-$35.50	22,584	1.2	$34.25
$36.55-$51.50	1,342,274	5.1	$43.78
$61.05-$63.44	33,000	8.0	$61.55

	1,397,858	5.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

Additionally, an incentive stock plan has been adopted under the Plans whereby certain participants may elect to use up to 50% of their annual incentive compensation to acquire units representing shares of the Corporation’s common stock at a 20% discount to the market value on the date of the incentive compensation award. Certain executive officers are required to participate in the incentive stock plan at certain minimum levels. Participants earn the right to receive their respective shares at the discounted value generally at the end of a 35-month period of additional employment from the date of award or at retirement beginning at age 62. All rights of ownership of the common stock convey to the participants upon the issuance of their respective shares at the end of the ownership-vesting period, with the exception of dividend equivalents that are paid on the units during the vesting period.

The Corporation grants restricted stock awards under the Plans to a group of executive officers and key personnel. Certain restricted stock awards are based on specific common stock performance criteria over a specified period of time. In addition, certain awards were granted to individuals to encourage retention and motivate key employees. These awards generally vest if the employee is continuously employed over a specified period of time and require no payment from the employee.

The following table summarizes information for incentive compensation awards and restricted stock awards for the quarter ended March 31, 2006:

	Incentive Compensation		Restricted Stock
	Awards		Awards
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Awards	Fair Value	Awards	Fair Value

Balance at December 31, 2005	69,855		276,712
Awarded	27,302	$91.05	25,313	$91.05
Distributed	(2,199)		—
Forfeited	(241)		(748)

Balance at March 31, 2006	94,717		301,277

Aggregate intrinsic value	$5,403,000		$18,341,000

The weighted-average grant-date fair value for incentive compensation awards and restricted awards awarded during the quarter ended March 31, 2005 was $55.15.

The aggregate intrinsic values for incentive compensation awards and restricted stock awards at March 31, 2006 were based on the closing price of the Corporation’s common stock at March 31, 2006, which was $107.03.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

At March 31, 2006, there were approximately 1,473,000 shares available for grant under the Plans.

In 1996, the Corporation adopted the Shareholder Value Achievement Plan to award shares of the Corporation’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 250,000 shares of common stock were reserved for issuance. Through March 31, 2006, 42,025 shares have been issued under this plan. No awards have been granted under this plan after 2000.

Also, the Corporation adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee directors the election to receive all or a portion of their total fees in the form of the Corporation’s common stock. The Corporation has reserved 300,000 shares of common stock for issuance in connection with this plan. Currently, directors are required to defer at least 50% of their retainer in the form of the Corporation’s common stock at a 20% discount to market value. Directors elected to defer portions of their fees representing 632 shares of the Corporation’s common stock under this plan during the quarter ended March 31, 2006.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2006 and 2005, unrecognized compensation cost for nonvested awards not yet recognized at March 31, 2006 and the weighted-average period over which unrecognized compensation cost is expected to be recognized:

			Incentive
	Stock	Restricted	Compensation	Directors’
	Options	Stock Awards	Awards	Awards	Total

Stock-based compensation expense recognized for three months ended March 31:
2006	$1,068,000	$850,000	$131,000	$171,000	$2,220,000
2005	$—	$524,000	$81,000	$159,000	$764,000

Unrecognized compensation cost at March 31, 2006:	$2,829,000	$8,983,000	$717,000	$34,000	$12,563,000

Weighted-average period over which unrecognized compensation cost to be recognized:	1.5 years	2.7 years	1.6 years	0.1 years

At March 31, 2006, the Corporation recognized a tax benefit related to stock-based compensation of $931,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

The following presents a horizon for stock-based compensation expense for outstanding awards as of March 31, 2006:

Remainder of 2006	$4,960,000
2007	4,070,000
2008	2,577,000
2009	883,000
2010	73,000

Total	$12,563,000

Stock-based compensation expense is included in selling, general and administrative expenses on the Corporation’s consolidated statements of earnings.

10.	Business Segments

The Corporation conducts its operations through two reportable business segments: Aggregates and Specialty Products. The following tables display selected financial data for the Corporation’s reportable business segments:

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in Thousands)
Total revenues
Aggregates	$438,671	$355,681
Specialty Products	45,293	34,046

Total	$483,964	$389,727

Net sales
Aggregates	$383,002	$307,683
Specialty Products	41,409	30,534

Total	$424,411	$338,217

Earnings from operations
Aggregates	$44,361	$16,977
Specialty Products	6,924	2,474

Total	$51,285	$19,451

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	Accounting Changes

In March 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R). In its current form, the proposed statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers would be required to record all unrecognized prior service costs and credits and unrecognized actual gains and losses in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions of Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”) and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“FAS 106”). In accordance with the proposed statement, an adjustment to the opening balance of retained earnings for any unrecognized transition obligations or assets remaining from the initial application of FAS 87 and 106 will be recorded upon adoption and will no longer be subsequently amortized as a component of net periodic benefit cost/income. Finally, the proposed statement requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. The FASB has indicated that it expects to issue a final standard later this year. Except for the measurement date requirement, the proposed statement would be effective for fiscal years ending after December 15, 2006 and should be applied retrospectively. The measurement date requirement would be effective for fiscal years beginning after December 31, 2006. At December 31, 2005, the Corporation’s pension plans were underfunded by $59.7 million and its postretirement plans, which provide medical benefits for retirees, were underfunded by $51.6 million.

In July 2005, the FASB issued an Exposure Draft, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109, which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under the proposed interpretation, an entity should recognize a tax benefit when it is “more-likely-than-not” that the position would be sustained upon audit by a taxing authority. The amount to be recognized should be based on the best estimate of the ultimate tax benefit that will be sustained upon audit. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The FASB has indicated that it expects to issue a final interpretation by June 30, 2006, which would be effective for the first annual period beginning after December 15, 2006. As currently drafted, the change in net assets as a result of applying the provisions of the final interpretation will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through two reportable business segments: Aggregates and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 322 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The Aggregates segment’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products used in a wide variety of applications, both military and commercial.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. As discussed in Note 9 to the Consolidated Financial Statements, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) on January 1, 2006. FAS 123(R) requires all forms of share-based payments to employees, including employee stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. The Corporation adopted the provisions of FAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Corporation’s consolidated statements of earnings and cash flows for the prior-year quarter have not been restated. The impact to the Corporation of adopting FAS 123(R) and expensing the unvested portion of outstanding employee stock options during the quarter ended March 31, 2006 was as follows:
•	Decreased earnings from continuing operations before income tax expense by $1,068,000;

•	Decreased earnings from continuing operations and net earnings by $646,000;

•	Decreased basic and diluted earnings per share by $0.01; and

•	Reclassed $12,339,000 of stock-based compensation liabilities to additional paid-in-capital, thereby increasing shareholders’ equity at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation cost was recognized in net earnings for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. For nonqualified stock options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost was recognized in net earnings as reported in the consolidated statement of earnings. Rather, stock-based compensation expense was included as a pro forma disclosure in the notes to the financial statements. Pro forma disclosures of net earnings and earnings per share continue to be provided for periods prior to January 1, 2006.
The Corporation has stock-based compensation plans for certain of its employees and its nonemployee directors. All stock-based compensation equity awards are units until distributed as shares of common stock upon vesting. The plans provide for the following types of equity awards:
•	Nonqualified stock options to certain employees and nonemployee directors

•	Restricted stock awards to certain employees (“restricted stock awards”)

•	Stock awards to certain employees related to incentive compensation (“incentive compensation awards”)

•	Common stock purchase plan for nonemployee directors related to their annual retainer and meeting fees (“directors’ awards”)
In 2005, the Corporation’s Management Development and Compensation Committee redesigned the Corporation’s long-term compensation program to more directly tie pay with performance. Prior to redesign, the long-term compensation program consisted primarily of stock options, which were awarded based on a multiple of base compensation and targeted to be competitive with equity awards granted for comparable positions in other corporations similar to the Corporation. The revised program consists of a mix of stock options and restricted stock awards for senior level employees and restricted stock awards for other participants. Awards granted under the revised program are based on the Corporation’s achievement of specific goals related to the return on invested capital as compared to its weighted average cost of capital. Additionally, the Corporation may grant restricted stock awards based on its performance relative to peer groups to certain employees.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
The following table summarizes stock-based compensation expense for the three months ended March 31, 2006 and 2005, unrecognized compensation cost for nonvested awards not yet recognized at March 31, 2006 and the weighted-average period over which unrecognized compensation cost is expected to be recognized:

			Incentive
	Stock	Restricted	Compensation	Directors’
	Options	Stock Awards	Awards	Awards	Total

Stock-based compensation expense recognized for three months ended March 31:
2006	$1,068,000	$850,000	$131,000	$171,000	$2,220,000
2005	$—	$524,000	$81,000	$159,000	$764,000

Unrecognized compensation cost at March 31, 2006:	$2,829,000	$8,983,000	$717,000	$34,000	$12,563,000

Weighted-average period over which unrecognized compensation cost to be recognized:	1.5 years	2.7 years	1.6 years	0.1 years

     The following presents a horizon for stock-based compensation expense for outstanding awards as of March 31, 2006:

Remainder of 2006	$4,960,000
2007	4,070,000
2008	2,577,000
2009	883,000
2010	73,000

Total	$12,563,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Valuation of Stock-Based Compensation Awards
The Corporation used a lattice valuation model to determine the fair value of stock option awards granted in 2005 and 2004. The Black-Scholes valuation model was used for stock options granted prior to 2004. The lattice valuation model takes into account exercise patterns based on changes in the Corporation’s stock price, the lack of transferability of the awards and other complex and subjective variables and is considered to result in a more accurate valuation of stock options than the Black-Scholes valuation model. The period of time for which options are expected to be outstanding, or expected term of the option, is a derived output of the lattice valuation model. The Corporation considers the following factors when estimating the expected term of options: vesting period of the award, expected volatility of the underlying stock, employees’ ages and external data. Other key assumptions used in determining the fair value of the stock options awarded in 2005 were: risk-free interest rate of 3.80%; dividend yield of 1.60%; and volatility factor of 30.80%. Based on these assumptions, the weighted-average fair value of each stock option granted was $18.72 for 2005. During the first quarter of 2006, the Corporation did not grant any stock options.
The risk-free interest rate reflects the interest rate on zero-coupon U.S. government bonds available at the time each option was granted having a remaining life approximately equal to the option’s expected life. The dividend yield represents the dividend rate expected to be paid over the option’s expected life and is based on the Corporation’s historical dividend payments and targeted dividend pattern. The Corporation’s dividend pattern is outlined in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. The Corporation’s volatility factor measures the amount by which its stock price is expected to fluctuate during the expected life of the option and is based on historical stock price changes.
Any change in the aforementioned assumptions could affect the estimated fair value of future stock options. The following table shows the impact on the fair value estimate if there were a change in any of the key assumptions:

An increase to the:	Results in a fair value that is:

Price of the underlying common stock	Higher
Exercise price of option	Lower
Expected term of option	Higher
Risk-free interest rate	Higher
Expected dividends on stock	Lower
Expected volatility of stock	Higher

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Restricted stock awards require no payment from the employee upon distribution. Therefore, the closing price of the Corporation’s common stock on the measurement date represents the fair value of these awards.
Incentive compensation awards allow participants to use up to 50% of their annual incentive compensation to acquire units representing shares of the Corporation’s common stock at a 20% discount to the market value on the date of the incentive compensation award. Certain executive officers are required to participate in the incentive compensation plan at certain minimum levels. The Corporation expenses the 80% purchase price to the employees in the year the employees earn the incentive compensation. Additionally, the Corporation amortizes the 20% discount over 35 months for unvested awards as of January 1, 2006 and/or over the requisite service period for awards granted subsequent to the adoption of FAS 123(R). The expense related to the 20% discount is based on the closing price of the Corporation’s common stock on the measurement date of the award.
Common stock awards provide nonemployee directors the election to receive all or a portion of their total fees in the form of the Corporation’s common stock. Currently, directors are required to defer at least 50% of their annual retainer in the form of the Corporation’s common stock at a 20% discount to market value. The Corporation expenses directors’ fees in the period in which they are earned, with the exception of the annual retainer, which is expensed over a 12 month period from the award date. Additionally, the Corporation amortizes the 20% discount over 12 months. The expense related to the 20% discount is based on the closing price of the Corporation’s common stock on the measurement date of the award.
Expense Allocation
FAS 123(R) requires stock-based compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. The requisite service period is defined as the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement. Certain of the Corporation’s stock-based compensation plans provide for accelerated vesting of awards when an employee retires from active service and is eligible to receive unreduced retirement benefits under the Corporation’s pension plans (defined as “age 62” or “normal retirement age”). The requisite service period for employees of the Corporation who reach normal retirement age of 62 prior to the end of the stated vesting period of the award is the period from the measurement date of the award until the date the employee reaches retirement age. For stock-based payment awards granted to employees that are close to age 62 or have already reached the age of 62, the expense will be front-loaded as compared with the vesting period. Stock options granted to nonemployee directors vest immediately. Therefore, these awards have no requisite service period and are expensed on the measurement date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Prior to the adoption of FAS 123(R), the Corporation expensed stock-based payment awards for recognition or pro forma purposes, as required, over their stated vesting periods. The Corporation will recognize compensation cost over the stated vesting period for the unvested portion of existing awards as of January 1, 2006, with acceleration for any remaining unrecognized compensation cost if an employee actually retires prior to the vesting date. The stated vesting periods for existing awards as of January 1, 2006 are as follow:

Options granted in 2005	4-year graded vesting
Options granted prior to 2005	3-year graded vesting
Restricted stock awards	35 to 93 months (award specific)
Incentive compensation awards	35 months
Under FAS 123(R), an entity may elect either the accelerated expense recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition. The Corporation elected to use the accelerated expense recognition method for stock options issued to employees. The accelerated recognition method requires stock options that vest ratably to be divided into tranches. The expense for each tranche is allocated to its particular vesting period.
FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Corporation estimated forfeitures for each homogenous group of employees granted awards. Employee groups consist of Directors; Section 16 Officers and Division Presidents; Vice Presidents/General Managers; and Others. The Corporation will ultimately recognize compensation cost only for those stock-based awards that vest.
Other Factors
FAS 123(R), similar to other accounting rulemaking, is complex and requires significant estimates and assumptions. In response to certain implementation issues, the Financial Accounting Standards Board has created the FAS 123(R) Resource Group (the “Resource Group”) to deliberate certain issues. Accordingly, certain implementation decisions made by the Corporation may change in the future as a result of the Resource Group’s recommendations. The Corporation’s accounting and reporting treatment of certain issues may change as a result of the issuance of any future guidance by the Resource Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
RESULTS OF OPERATIONS
Notable items for the quarter ended March 31, 2006 included:
•	Earnings per diluted share of $0.66 as compared with $0.15 in the prior-year quarter

•	Net sales of $424 million, up 25% compared with the prior-year quarter

•	Heritage aggregates pricing up 15% and volume up 8.5%

•	Consolidated operating margin excluding freight and delivery revenues up 630 basis points over prior-year quarter

•	Magnesia Specialties operating earnings up 63% over prior-year quarter

•	Repurchased 414,400 shares of common stock for $40 million
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three months ended March 31 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands).
Gross Margin in Accordance with GAAP

	2006	2005
Gross profit	$83,963	$49,669

Total revenues	$483,964	$389,727

Gross margin	17.3%	12.7%

Gross Margin Excluding Freight and Delivery Revenues

	2006	2005
Gross profit	$83,963	$49,669

Total revenues	$483,964	$389,727
Less: Freight and delivery revenues	59,553	51,510

Net sales	$424,411	$338,217

Gross margin excluding freight and delivery revenues	19.8%	14.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Operating Margin in Accordance with GAAP

	2006	2005
Earnings from operations	$51,285	$19,451

Total revenues	$483,964	$389,727

Operating margin	10.6%	5.0%

Operating Margin Excluding Freight and Delivery Revenues

	2006	2005
Earnings from operations	$51,285	$19,451

Total revenues	$483,964	$389,727
Less: Freight and delivery revenues	59,553	51,510

Net sales	$424,411	$338,217

Operating margin excluding freight and delivery revenues	12.1%	5.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
The following table present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended March 31, 2006 and 2005. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.2 million and $0.1 million for the quarters ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$383,002	100.0	$307,683	100.0
Specialty Products	41,409	100.0	30,534	100.0

Total	$424,411	100.0	$338,217	100.0

Gross profit:
Aggregates	$74,379	19.4	$44,287	14.4
Specialty Products	9,584	23.1	5,382	17.6

Total	$83,963	19.8	$49,669	14.7

Selling, general & administrative expenses:
Aggregates	$33,413	8.7	$28,992	9.4
Specialty Products	2,748	6.6	2,836	9.3

Total	$36,161	8.5	$31,828	9.4

Other operating (income) and expenses, net:
Aggregates	$(3,395)	(0.9)	$(1,681)	(0.5)
Specialty Products	(252)	(0.6)	(77)	(0.3)

Total	$(3,647)	(0.9)	$(1,758)	(0.5)

Earnings from operations:
Aggregates	$44,361	11.6	$16,977	5.5
Specialty Products	6,924	16.7	2,474	8.1

Total	$51,285	12.1	$19,451	5.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Net sales for the Aggregates segment for the 2006 first quarter were $383.0 million, a 25 percent increase over 2005 first-quarter sales of $307.7 million. Aggregates volume at heritage locations was up 8.5 percent, while pricing increased 14.9 percent. Inclusive of acquisitions and divestitures, aggregates pricing increased 14.7 percent and aggregates shipments increased 7.9 percent. Shipments increased in most of the Corporation’s markets, with North Carolina, Texas and the Gulf Coast Region experiencing greater than 10 percent increases in shipment volume. Demand for aggregates products used in road building, commercial construction and residential construction, in selected markets, drove the increase in shipments. Aggregates pricing has increased across all markets. Local market demand/supply and transportation characteristics have led to significant price improvements in many areas. Favorable weather during the quarter, most notably in January and late March, also contributed to the record first quarter performance. The increases in aggregates shipments and pricing, coupled with cost management, resulted in a 610-basis-point improvement in Aggregates’ operating margin excluding freight and delivery revenues, in spite of the rising costs of diesel fuel, repair and supply parts and freight costs embedded in the Corporation’s long-haul transportation network. In fact, embedded freight costs per ton increased 22 percent when compared with the prior year’s first quarter.
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	March 31, 2006
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	8.5%	14.9%
Aggregates Segment (3)	7.9%	14.7%

	Three Months Ended
	March 31,
	2006	2005
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	42,571	39,228
Acquisitions	—	—
Divestitures(4)	18	248

Aggregates Segment (3)	42,589	39,476

(1)	Volume/pricing variances reflect the percentage increase from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates segment includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures represent tons related to divested operations up to the dates of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Selling, general and administrative expenses as a percentage of net sales for the Aggregates segment was 8.7 percent for the first quarter 2006 as compared with 9.4 percent in the prior year quarter. The decline in the expense ratio resulted from the Corporation’s efforts to leverage its overhead structure and improve administrative efficiency, partially offset by higher incentive compensation costs and the impact of expensing stock options. Total stock-based compensation expense for the quarter was $2.2 million in 2006 compared with $0.8 million in 2005. The initial expensing of stock options increased selling, general and administrative expenses by $1.1 million, or $0.01 per diluted share.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the first quarter, other operating income and expenses, net, for the Aggregates segment was $3.4 million in 2006 compared with $1.7 million in 2005 and included $2.1 million of nonrecurring income from an award in connection with a land condemnation.
The Aggregates segment’s earnings from operations were $44.4 million in the first quarter of 2006 as compared with $17.0 million in the first quarter of 2005. Operating margin excluding freight and delivery revenues increased 610 basis points to 11.6 percent as compared with the prior-year quarter.
The Aggregates segment’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates segment’s production and shipment levels coincide with general construction activity levels, most of which typically occur in the spring, summer and fall for the segment’s markets, and production and shipment levels vary by quarter. Further because of the potentially significant impact of weather on the Corporation’s operations, first quarter results are not indicative of expected performance for the year.
First-quarter results for the Specialty Products segment, which includes the Magnesia Specialties and Structural Composite Products businesses, were positive. Magnesia Specialties’ sales grew 24 percent as a result of improved pricing and volume of dolomitic lime to the steel industry and of chemicals products to a variety of end users. Earnings from operations at Magnesia Specialties were $8.2 million compared with $5.1 million in the prior-year period. Specialty Products results for the first quarter included a pretax loss on operations in the Structural Composite Products business of $1.3 million in 2006 compared with $2.6 million in 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, were $2.1 million in income in 2006 compared with income of $2.2 million in 2005.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the three months ended March 31, 2006 was $32.5 million compared with $30.0 million in the comparable period of 2005. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. The increase in cash provided by operating activities for the first quarter of 2005 as compared with the year-earlier period was primarily due to higher earnings and the accrual for unpaid income tax obligations and was partially offset by a larger increase in accounts receivable due to higher sales. Additionally, in accordance with FAS 123(R), excess tax benefits attributable to stock-based compensation transactions are classified as a financing cash flow as compared with the pre-adoption presentation in operating cash inflows.
Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31,
	2006	2005
Depreciation	$30.7	$31.0
Depletion	0.9	0.9
Amortization	1.1	1.4

	$32.7	$33.3

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2005 net cash provided by operating activities was $317.8 million, compared with $30.0 million in the first quarter of 2005.
First quarter capital expenditures, exclusive of acquisitions, were $74.4 million in 2006 and $47.2 million in 2005. Capital expenditures increased during the first quarter, when compared with the prior-year quarter, as the Corporation continued work on major plant expansion and efficiency projects. Comparable full-year capital expenditures were $221.4 million in 2005. Full-year capital spending is expected to approximate $240.0 million for 2006, including the Hunt Martin Materials joint venture and exclusive of acquisitions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
During the first quarter of 2006, the Corporation received repayment of a $12.5 million note receivable related to the divestiture of its Houston asphalt operations. The Corporation continues to have a continuing financial interest in the Houston asphalt market via a supply agreement and therefore continues to include the divested locations in continuing operations.
During 2006, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended March 31, 2006, the Corporation repurchased 414,400 shares at an aggregate cost of $40.0 million. In February 2006, the Board of Directors authorized management to repurchase up to an additional 5.0 million shares of its common stock. At March 31, 2006, 5,691,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2006.
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
ACCOUNTING CHANGES The accounting changes that may potentially impact the Corporation are included in Note 11 to the Consolidated Financial Statements.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
OUTLOOK 2006 The outlook for the Aggregates business for 2006 is positive. Management currently expects aggregates shipments volume to increase 3 percent to 4 percent and aggregates pricing to increase 11 percent to 12.5 percent. Selling price is established locally at the point of sale and is subject to competitive and other factors at each locality. Average selling price increases reflect the average of the Corporation’s selling prices across all markets, some of which may have already been implemented. Local prices can vary significantly from this average. Furthermore, management expects the Aggregates segment’s operating margin excluding freight and delivery revenues to increase approximately 300 basis points.
The Magnesia Specialties business is expected to generate between $30 million and $32 million in pretax earnings. The Corporation continues to work on its goal of increasing revenues in the Structural Composite Products business to a level that will support breakeven operations in 2006. However, a modest loss from operations is more likely in 2006.
With this backdrop, management currently expects net earnings per diluted share for the second quarter to range from $1.50 to $1.70 and has increased its range for the year to $5.30 to $5.60, inclusive of $0.05 to $0.07 per diluted share for the initial expensing of stock options under FAS 123(R).
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
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, levels of infrastructure and commercial construction spending in the markets the Corporation serves; the impact of a decline in the residential construction market, including the affected markets, timing, and severity; interest rate sensitivity of the commercial and residential construction markets; unfavorable weather conditions, particularly the increase in hurricane activity predicted along the east coast of the United States; fuel costs, most notably diesel fuel and natural gas; continued increases in the cost of repair and supply parts; the costs of large-scale plant projects coming on line in 2006; the cost and availability of transportation in the Corporation’s long-haul network, most notably Texas and the Gulf Coast Region; risks related to Structural Composite Products being a start-up business, including the successful development and implementation of the technological process and commercialization of strategic products for specific market segments, which is currently focused primarily on military applications; the impact of changes in the market price of the Corporation’s common stock on the valuation of stock-based compensation; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.
INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005, by writing to:
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
Telephone: (919) 783-4660
Email: investors@martinmarietta.com
Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 4.75% at March 31, 2006. This increase could affect the residential construction market, which accounted for approximately 20 percent of the Corporation’s aggregates shipments in 2005. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by energy costs.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2006, there were no outstanding commercial paper borrowings. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.
Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006.
Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. In 2005, energy costs increased significantly, with fuel price increases lowering earnings per diluted share by $0.38. A hypothetical 10% change in the Corporation’s energy prices in 2006 as compared with 2005, assuming constant volumes, would impact 2006 pretax earnings by approximately $12 million.
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2006 is calculated based on assumptions selected at December 31, 2005. Therefore, interest rate risk in 2006 is limited to the potential effect related to outstanding commercial paper, none of which is currently outstanding. Additionally, a 10% change in energy costs would impact annual pretax earnings by $12 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2006
(Continued)
Item 4. Controls and Procedures
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006.
There have been no other significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors.
Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2006 – January 31, 2006	—	$—	—	1,105,198

February 1, 2006 – February 28, 2006	220,000	$95.36	220,000	5,885,198

March 1, 2006 – March 31, 2006	194,400	$97.81	414,400	5,690,798

Total	414,400	$96.51	414,400	5,690,798
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. On February 22, 2006, the Corporation’s Board of Directors authorized the repurchase of an additional 5.0 million shares of common stock. The program does not have an expiration date.
Item 4. Submission of Matters to Vote of Security Holders.
No matters were submitted to a vote of security holders during the first quarter of 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	First Amendment to Martin Marietta Materials Inc. Supplemental Excess Retirement Plan

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 2, 2006	By:	/s/ ANNE H. LLOYD
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
EXHIBIT INDEX

Exhibit No.	Document

10.01	First Amendment to Martin Marietta Materials Inc. Supplemental Excess Retirement Plan

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated May 2, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002