Form 10-Q
period 2006-06-30
MARTIN MARIETTA MATERIALS INC
filed 2006-08-01
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2006

Common Stock, $0.01 par value	45,333,799

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1. Financial Statements
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$20,386	$76,745	$81,410
Investments	—	25,000	10,000
Accounts receivable, net	292,559	225,012	282,844
Inventories, net	243,714	222,728	217,003
Current portion of notes receivable	2,494	5,081	3,844
Current deferred income tax benefits	16,906	14,989	6,112
Other current assets	31,708	32,486	23,052

Total Current Assets	607,767	602,041	624,265

Property, plant and equipment	2,641,697	2,501,774	2,408,816
Allowances for depreciation and depletion	(1,385,697)	(1,335,423)	(1,285,309)

Net property, plant and equipment	1,256,000	1,166,351	1,123,507

Goodwill	570,336	569,263	569,294
Other intangibles, net	16,846	18,744	20,369
Noncurrent notes receivable	10,836	27,883	24,917
Other noncurrent assets	40,231	49,034	43,915

Total Assets	$2,502,016	$2,433,316	$2,406,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$15,324	$7,290	$5,200
Accounts payable	99,526	93,445	103,566
Accrued salaries, benefits and payroll taxes	20,664	24,199	22,648
Pension and postretirement benefits	6,268	4,200	4,413
Accrued insurance and other taxes	43,442	39,582	43,351
Income taxes	24,088	1,336	23,785
Current maturities of long-term debt and commercial paper	13,989	863	915
Other current liabilities	27,275	29,207	25,578

Total Current Liabilities	250,576	200,122	229,456

Long-term debt and commercial paper	705,359	709,159	711,491
Pension, postretirement and postemployment benefits	97,056	98,714	87,924
Noncurrent deferred income taxes	143,678	149,972	138,469
Other noncurrent liabilities	86,062	101,664	100,447

Total Liabilities	1,282,731	1,259,631	1,267,787

Shareholders’ Equity:
Common stock, par value $0.01 per share	453	457	462
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	205,529	240,541	301,836
Accumulated other comprehensive loss	(15,325)	(15,325)	(8,970)
Retained earnings	1,028,628	948,012	845,152

Total Shareholders’ Equity	1,219,285	1,173,685	1,138,480

Total Liabilities and Shareholders’ Equity	$2,502,016	$2,433,316	$2,406,267

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$518,271	$477,259	$942,682	$815,476
Freight and delivery revenues	70,370	66,582	129,923	118,093

Total revenues	588,641	543,841	1,072,605	933,569

Cost of sales	365,006	347,634	705,454	636,182
Freight and delivery costs	70,370	66,582	129,923	118,093

Total cost of revenues	435,376	414,216	835,377	754,275

Gross Profit	153,265	129,625	237,228	179,294

Selling, general & administrative expenses	37,148	31,801	73,309	63,629
Research and development	140	193	304	341
Other operating (income) and expenses, net	(3,643)	(2,225)	(7,290)	(3,983)

Earnings from Operations	119,620	99,856	170,905	119,307

Interest expense	9,708	10,662	19,684	21,452
Other nonoperating (income) and expenses, net	(306)	964	(2,400)	(1,271)

Earnings from continuing operations before income tax expense	110,218	88,230	153,621	99,126
Income tax expense	34,234	25,449	47,976	27,735

Earnings from continuing operations	75,984	62,781	105,645	71,391
(Loss) Gain on discontinued operations, net of related tax expense (benefit) of $46, $(597), $670 and $(1,254) respectively	(194)	(1,309)	1,151	(2,842)

Net Earnings	$75,790	$61,472	$106,796	$68,549

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$1.66	$1.35	$2.31	$1.52
Discontinued operations	—	(0.03)	0.03	(0.06)

	$1.66	$1.32	$2.34	$1.46

Diluted from continuing operations	$1.63	$1.33	$2.26	$1.50
Discontinued operations	—	(0.03)	0.03	(0.06)

	$1.63	$1.30	$2.29	$1.44

Cash Dividends Per Common Share	$0.23	$0.20	$0.46	$0.40

Weighted Average Common Shares Outstanding:
Basic	45,663	46,569	45,706	46,814

Diluted	46,623	47,174	46,704	47,454

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$106,796	$68,549
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	66,622	67,730
Stock-based compensation expense	6,065	1,527
Gains on divestitures and sales of assets	(5,142)	(483)
Deferred income taxes	(4,994)	(1,072)
Excess tax benefits from stock-based compensation transactions	(9,375)	2,713
Other items, net	(2,649)	(2,717)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(67,547)	(63,255)
Inventories, net	(21,065)	(5,517)
Accounts payable	6,080	13,741
Other assets and liabilities, net	39,088	27,434

Net cash provided by operating activities	113,879	108,650

Investing activities:
Additions to property, plant and equipment	(157,699)	(101,284)
Acquisitions, net	(2,939)	(4,138)
Proceeds from divestitures and sales of assets	22,613	20,922
Purchases of investments	—	(10,000)
Proceeds from sale of investments	25,000	—
Railcar construction advances	(32,077)	—
Repayments of railcar construction advances	32,077	—

Net cash used for investing activities	(113,025)	(94,500)

Financing activities:
Repayments of long-term debt	(415)	(438)
Borrowings on line of credit and commercial paper	13,539	—
Change in bank overdraft	8,034	(4,326)
Payments on capital lease obligations	(69)	—
Dividends paid	(21,251)	(18,697)
Repurchases of common stock	(83,180)	(81,130)
Issuances of common stock	16,754	10,231
Excess tax benefits from stock-based compensation transactions	9,375	—

Net cash used for financing activities	(57,213)	(94,360)

Net decrease in cash and cash equivalents	(56,359)	(80,210)
Cash and cash equivalents, beginning of period	76,745	161,620

Cash and cash equivalents, end of period	$20,386	$81,410

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,596	$23,270
Cash payments for income taxes	$12,233	$11,093
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Shares of		Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Retained	Shareholders’
(in thousands)	Stock	Stock	Capital	Loss	Earnings	Equity

Balance at December 31, 2005	45,727	$457	$240,541	$(15,325)	$948,012	$1,173,685
Writeoff of capitalized stripping costs, net	—	—	—	—	(4,929)	(4,929)
Reclassification of stock-based compensation liabilities to shareholders’ equity for FAS 123(R) adoption	—	—	12,339	—	—	12,339
Net earnings	—	—	—	—	106,796	106,796
Dividends declared	—	—	—	—	(21,251)	(21,251)
Issuances of common stock for stock award plans	520	5	29,755	—	—	29,760
Repurchases of common stock	(914)	(9)	(83,171)	—		(83,180)
Stock-based compensation expense	—	—	6,065	—	—	6,065

Balance at June 30, 2006	45,333	$453	$205,529	$(15,325)	$1,028,628	$1,219,285

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2006 are not indicative of the results to be expected for the full year.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no impact on previously reported net earnings or financial position.

Sales Taxes

Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated statements of earnings.

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

In connection with the adoption of EITF 04-06, the Corporation wrote off $8,148,000 of capitalized post-production stripping costs previously reported as other noncurrent assets and a related deferred tax liability of $3,219,000, thereby reducing retained earnings by $4,929,000 at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
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

The Corporation adopted the provisions of FAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Corporation’s consolidated statements of earnings for the three and six months ended June 30, 2005 and its consolidated statement of cash flows for the six months ended June 30, 2005 have not been restated and do not include the impact of FAS 123(R).

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
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The adoption of FAS 123(R) resulted in the recognition of compensation expense for stock options granted by the Corporation. During the three months ended June 30, 2006, the Corporation recognized $1,302,000 of compensation expense for the May 2006 grant of 168,393 stock options (141,393 to employees and 27,000 to directors). Of this amount, $885,000 relates to directors’ options that were expensed at the grant date as the options vested immediately. The remaining options are being expensed over their requisite service periods. With the current forfeiture rate assumptions, total stock-based compensation expense to be recognized for the May 2006 option grant is $5,530,000. No stock options were granted during the quarter ended March 31, 2006.

The impact of expensing stock options granted in 2006 and the unvested portion of outstanding employee stock options at January 1, 2006 affected the Corporation’s results of operations as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Decreased earnings from continuing operations before income tax expense by:	$2,121,000	$3,189,000
Decreased earnings from continuing operations and net earnings by:	$1,282,000	$1,928,000
Decreased basic earnings per share by:	$0.03	$0.04
Decreased diluted earnings per share by:	$0.03	$0.04
Furthermore, FAS 123(R) requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of FAS 123(R), the Corporation presented excess tax benefits from stock-based compensation transaction as an operating cash flow on its consolidated statements of cash flows. The $9,375,000 excess tax benefit classified as a financing cash flow for the six months ended June 30, 2006 would have been classified as an operating cash inflow had the Corporation not adopted
FAS 123(R).

In connection with the adoption of FAS 123(R), the Corporation reclassified $12,339,000 of stock-based compensation liabilities to additional paid-in-capital, thereby increasing shareholders’ equity at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. As the Corporation granted stock options with an exercise price equal to the market value of the stock on the date of grant, no stock-based compensation cost for stock options granted was recognized in net earnings as reported in the consolidated statements of earnings prior to adopting FAS 123(R). The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”) (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$61,472	$68,549
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	428	856
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,654)	(2,941)

Pro forma net earnings	$60,246	$66,464

Earnings per share:
Basic-as reported	$1.32	$1.46

Basic-pro forma	$1.29	$1.42

Diluted-as reported	$1.30	$1.44

Diluted-pro forma	$1.28	$1.40

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Corporation used a lattice valuation model to determine the fair value of stock option awards granted in 2006 and 2005 and the Black-Scholes valuation model for stock options granted prior to 2004. The lattice valuation model takes into account employees’ exercise patterns based on changes in the Corporation’s stock price and other variables and is considered to result in a more accurate valuation of employee stock options than the Black-Scholes valuation model. The period of time for which options are expected to be outstanding, or expected term of the option, is a derived output of the lattice valuation model. The Corporation considers the following factors when estimating the expected term of options: vesting period of the award, expected volatility of the underlying stock, employees’ ages and external data. Other key assumptions used in determining the fair value of the stock options awarded in 2006 and 2005 were:

	2006	2005
Risk-free interest rate	4.90%	3.80%
Dividend yield	1.10%	1.60%
Volatility factor	31.20%	30.80%
Expected term	6.9 years	6.3 years
Based on these assumptions, the weighted-average fair value of each stock option granted was $33.21 for 2006 and $18.72 for 2005.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings from continuing operations	$75,984	$62,781	$105,645	$71,391
(Loss) Gain on discontinued operations	(194)	(1,309)	1,151	(2,842)

Net earnings	$75,790	$61,472	$106,796	$68,549

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	45,662,541	46,569,420	45,706,196	46,814,271
Effect of dilutive employee and director awards	960,376	604,226	997,361	640,190

Diluted weighted average number of common shares and assumed conversions	46,622,917	47,173,646	46,703,557	47,454,461

Net earnings (loss) per common share:
Basic from continuing operations	$1.66	$1.35	$2.31	$1.52
Discontinued operations	—	(0.03)	0.03	(0.06)

	$1.66	$1.32	$2.34	$1.46

Diluted from continuing operations	$1.63	$1.33	$2.26	$1.50
Discontinued operations	—	(0.03)	0.03	(0.06)

	$1.63	$1.30	$2.29	$1.44

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
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

The discontinued operations included the following net sales, pretax loss on operations, pretax gain or loss on disposals, income tax expense or benefit and overall net earnings or loss (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$142	$2,151	$237	$6,245

Pretax loss on operations	$(148)	$(1,906)	$(402)	$(3,172)
Pretax gain (loss) on disposals	—	—	2,223	(924)

Pretax (loss) gain	(148)	(1,906)	1,821	(4,096)
Income tax expense (benefit)	46	(597)	670	(1,254)

Net (loss) earnings	$(194)	$(1,309)	$1,151	$(2,842)

3.	Inventories

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)
Finished products	$199,529	$185,681
Products in process and raw materials	18,195	17,990
Supplies and expendable parts	37,845	31,158

	255,569	234,829
Less allowances	(11,855)	(12,101)

Total	$243,714	$222,728

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates segment (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Balance at beginning of period	$570,336	$569,263
Adjustments to purchase price allocations	—	1,998
Amounts allocated to divestitures	—	(925)

Balance at end of period	$570,336	$570,336

5.	Long-Term Debt

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,814	$249,800
5.875% Notes, due 2008	205,265	206,277
6.9% Notes, due 2007	124,992	124,988
7% Debentures, due 2025	124,304	124,295
Commercial paper and line of credit, interest rates ranging from 4.40 % to 5.45%	13,539	—
Acquisition notes, interest rates ranging from 2.11% to 8.00%	769	3,657
Other notes	665	1,005

	719,348	710,022
Less current maturities	(13,989)	(863)

Total	$705,359	$709,159

The carrying values of the notes due in 2008 included $5,570,000 and $6,640,000 at June 30, 2006 and December 31, 2005, respectively, for the unamortized value of terminated interest rate swaps.

In June 2006, the Corporation extended the expiration date of its $250,000,000 five-year revolving credit agreement (the “Credit Agreement”) by one year to June 30, 2011. No borrowings were outstanding under the Credit Agreement at June 30, 2006 or December 31, 2005. However, the Credit Agreement supports a $250,000,000 commercial paper program, of which borrowings of $10,000,000 were outstanding at June 30, 2006. No borrowings were outstanding under the commercial paper program at December 31, 2005.

The Corporation had $3,539,000 outstanding under a $10,000,000 line of credit.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Income Taxes

	Six Months Ended June 30,
	2006	2005
Estimated effective income tax rate:
Continuing operations	31.2%	28.0%

Discontinued operations	36.8%	30.6%

Overall	31.3%	27.9%

The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, the domestic production deduction, foreign operating earnings and the tax effect of nondeductibility of goodwill related to asset sales. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective tax rate.

The overall effective income tax rate for the six months ended June 30, 2005 reflects the benefit of a decrease in tax reserves related to certain international tax issues currently under examination that increased net earnings by $1,000,000, or $0.02 per diluted share. Additionally, the State of Ohio enacted tax reform legislation that reduced income tax expense and increased net earnings by $1,200,000, or $0.02 per diluted share, during the quarter ended June 30, 2005.

7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$3,072	$2,637	$134	$70
Interest cost	4,540	4,022	652	370
Expected return on assets	(4,904)	(4,322)	—	—
Amortization of:
Prior service cost	219	161	(340)	(161)
Actuarial loss (gain)	650	512	(98)	(18)

Total net periodic benefit cost	$3,577	$3,010	$348	$261

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Pension and Postretirement Benefits (continued)

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the six months ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$6,104	$5,457	$276	$284
Interest cost	9,054	8,320	1,339	1,490
Expected return on assets	(9,810)	(8,942)	—	—
Amortization of:
Prior service cost	371	334	(648)	(647)
Actuarial loss (gain)	1,430	1,059	(119)	(74)

Total net periodic benefit cost	$7,149	$6,228	$848	$1,053

The Corporation has no required pension plan contribution for 2006. However, the Corporation is currently considering a contribution of up to $23,000,000 during the third quarter of 2006 depending on its then current cash position and an evaluation of alternative uses of available cash.

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

Under the Plans, the Corporation grants options to employees to purchase its common stock at a price equal to the market value at the date of grant. The Corporation granted 141,393 employee stock options during the six months ended June 30, 2006. Options granted in 2006 and 2005 become exercisable in four annual installments beginning one year after date of grant and expire eight years from such date. Options granted in years prior to 2005 become exercisable in three equal annual installments beginning one year after date of grant and expire ten years from such date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

Pursuant to the Plans, each nonemployee director currently receives 3,000 non-qualified stock options annually. During the six months ended June 30, 2006, the Corporation granted 27,000 options to nonemployee directors. These options have an exercise price equal to the market value at the date of grant, vest immediately and expire ten years from the grant date.

The following table includes summary information for stock options for employees and nonemployee directors for the six months ended June 30, 2006:

		Weighted-
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value

Outstanding at December 31, 2005	2,478,220	$43.97
Granted	168,393	$89.02
Exercised	(610,491)	$42.87	$32,659,000
Terminated	(3,728)	$42.38

Outstanding at June 30, 2006	2,032,394	$48.04	$87,611,000

Exercisable at June 30, 2006	1,307,709	$45.28	$59,989,000

For the six months ended June 30, 2005, the intrinsic value of options exercised was $6,860,000. The intrinsic values of options exercised during the six months ended June 30, 2006 and 2005 were based on the closing prices of the Corporation’s common stock on the dates of exercise. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2006 was based on the closing price of the Corporation’s common stock at June 30, 2006, which was $91.15.

The following tables summarize information for options outstanding and exercisable at June 30, 2006:

Options Outstanding
Range of		Weighted-Average	Weighted-Average
Exercise Prices	Number of Shares	Remaining Life (years)	Exercise Price

$24.25-$35.50	18,084	1.1	$35.50
$36.55-$51.50	1,684,783	5.8	$42.83
$61.05-$89.02	329,527	7.6	$75.39

	2,032,394	6.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

Options Exercisable
Range of		Weighted-Average	Weighted-Average
Exercise Prices	Number of Shares	Remaining Life (years)	Exercise Price

$24.25-$35.50	18,084	1.1	$35.50
$36.55-$51.50	1,197,608	5.1	$43.57
$61.05-$89.02	92,017	8.0	$69.44

	1,307,709	5.2

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

The following table summarizes information for incentive compensation awards and restricted stock awards for the six months ended June 30, 2006:

	Incentive Compensation		Restricted Stock
	Awards		Awards
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Awards	Fair Value	Awards	Fair Value

Balance at December 31, 2005	69,855		276,712
Awarded	27,302	$91.05	109,306	$89.49
Distributed	(2,199)		(463)
Forfeited	(241)		(956)

Balance at June 30, 2006	94,717		384,599

Aggregate intrinsic value	$3,899,000		$13,715,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

The weighted-average grant-date fair value for incentive compensation awards and restricted awards granted during the six months ended June 30, 2005 was $55.15 and $60.63, respectively.

The aggregate intrinsic values for incentive compensation awards and restricted stock awards at June 30, 2006 were based on the closing price of the Corporation’s common stock at June 30, 2006, which was $91.15.

At June 30, 2006, approximately 1,246,000 shares were available for grant under the Plans.

In 1996, the Corporation adopted the Shareholder Value Achievement Plan to award shares of the Corporation’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 250,000 shares of common stock were reserved for issuance. Through June 30, 2006, 42,025 shares have been issued under this plan. No awards have been granted under this plan after 2000.

Also, the Corporation adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee directors the election to receive all or a portion of their total fees in the form of the Corporation’s common stock. The Corporation has reserved 300,000 shares of common stock for issuance in connection with this plan. Currently, directors are required to defer at least 50% of their retainer in the form of the Corporation’s common stock at a 20% discount to market value. Directors elected to defer portions of their fees representing 5,940 shares of the Corporation’s common stock under this plan during the six months ended June 30, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2006 and 2005, unrecognized compensation cost for nonvested awards not yet recognized at June 30, 2006 and the weighted-average period over which unrecognized compensation cost is expected to be recognized:

			Incentive
	Stock	Restricted	Compensation	Directors’
	Options	Stock Awards	Awards	Awards	Total

Stock-based compensation expense recognized for three months ended June 30:
2006	$2,121,000	$1,412,000	$124,000	$188,000	$3,845,000
2005	$—	$516,000	$76,000	$171,000	$763,000

Stock-based compensation expense recognized for six months ended June 30:
2006	$3,189,000	$2,262,000	$255,000	$359,000	$6,065,000
2005	$—	$1,040,000	$157,000	$330,000	$1,527,000

Unrecognized compensation cost at June 30, 2006:	$6,238,000	$14,587,000	$593,000	$336,000	$21,754,000

Weighted-average period over which unrecognized compensation cost to be recognized:	1.8 years	2.6 years	1.5 years	0.8 years

For the six months ended June 30, 2006, the Corporation recognized a tax benefit related to stock-based compensation of $2,020,000.

The following presents expected stock-based compensation expense in future periods for outstanding awards as of June 30, 2006:

Remainder of 2006	$7,350,000
2007	7,330,000
2008	4,292,000
2009	2,234,000
2010	548,000

Total	$21,754,000

Stock-based compensation expense is included in selling, general and administrative expenses on the Corporation’s consolidated statements of earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments

The Corporation conducts its operations through two reportable business segments: Aggregates and Specialty Products. The following tables display selected financial data for the Corporation’s reportable business segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues
Aggregates	$548,068	$509,607	$986,739	$865,289
Specialty Products	40,573	34,234	85,866	68,280

Total	$588,641	$543,841	$1,072,605	$933,569

Net sales
Aggregates	$481,843	$446,578	$864,845	$754,261
Specialty Products	36,428	30,681	77,837	61,215

Total	$518,271	$477,259	$942,682	$815,476

Earnings from operations
Aggregates	$112,555	$98,122	$156,916	$115,099
Specialty Products	7,065	1,734	13,989	4,208

Total	$119,620	$99,856	$170,905	$119,307

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	Accounting Changes

In March 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R). In its current form, the proposed statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions of Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”) and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“FAS 106”). Finally, the proposed statement requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. The FASB has indicated that it expects to issue a final standard later this year. Except for the measurement date requirement, the proposed statement would be effective for fiscal years ending after December 15, 2006 and should be applied prospectively. The measurement date requirement would be effective for fiscal years beginning after December 31, 2006. At December 31, 2005, the Corporation’s pension plans were underfunded by $59.7 million and its postretirement plans, which provide medical benefits for retirees, were underfunded by $51.6 million. Further, the Corporation currently uses an annual measurement date of November 30.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, an Interpretation of FAS 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective January 1, 2007 for the Corporation, and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings at that date. Management is in the process of evaluating its uncertain tax positions in accordance with FIN 48.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
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
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. As discussed in Note 9 to the Consolidated Financial Statements, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) on January 1, 2006. FAS 123(R) requires all forms of share-based payments to employees, including employee stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. The Corporation adopted the provisions of FAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Corporation’s consolidated statements of earnings and cash flows for the prior-year periods have not been restated. The impact to the Corporation of adopting FAS 123(R) and expensing stock options granted in 2006 and the unvested portion of outstanding employee stock options was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Decreased earnings from continuing operations before income tax expense by:	$2,121,000	$3,189,000
Decreased earnings from continuing operations and net earnings by:	$1,282,000	$1,928,000
Decreased basic earnings per share by:	$0.03	$0.04
Decreased diluted earnings per share by:	$0.03	$0.04
In addition, the Corporation reclassified $12,339,000 of stock-based compensation liabilities to additional paid-in-capital, thereby increasing shareholders’ equity at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
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
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2006 and 2005, unrecognized compensation cost for nonvested awards not yet recognized at June 30, 2006 and the weighted-average period over which unrecognized compensation cost is expected to be recognized:

			Incentive
	Stock	Restricted	Compensation	Directors’
	Options	Stock Awards	Awards	Awards	Total

Stock-based compensation expense recognized for three months ended June 30:
2006	$2,121,000	$1,412,000	$124,000	$188,000	$3,845,000
2005	$—	$516,000	$76,000	$171,000	$763,000

Stock-based compensation expense recognized for six months ended June 30:
2006	$3,189,000	$2,262,000	$255,000	$359,000	$6,065,000
2005	$—	$1,040,000	$157,000	$330,000	$1,527,000

Unrecognized compensation cost at June 30, 2006:	$6,238,000	$14,587,000	$593,000	$336,000	$21,754,000

Weighted-average period over which unrecognized compensation cost to be recognized:	1.8 years	2.6 years	1.5 years	0.8 years

The following presents a horizon for stock-based compensation expense for outstanding awards as of June 30, 2006:

Remainder of 2006	$7,350,000
2007	7,330,000
2008	4,292,000
2009	2,234,000
2010	548,000

Total	$21,754,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Valuation of Stock-Based Compensation Awards
The Corporation used a lattice valuation model to determine the fair value of stock option awards granted in 2006, 2005 and 2004. The Black-Scholes valuation model was used for stock options granted prior to 2004. The lattice valuation model takes into account exercise patterns based on changes in the Corporation’s stock price, the lack of transferability of the awards and other complex and subjective variables and is considered to result in a more accurate valuation of stock options than the Black-Scholes valuation model. The period of time for which options are expected to be outstanding, or expected term of the option, is a derived output of the lattice valuation model. The Corporation considers the following factors when estimating the expected term of options: vesting period of the award, expected volatility of the underlying stock, employees’ ages and external data.
Other key assumptions used in determining the fair value of the stock options awarded in 2006 and 2005 were:

	2006	2005
Risk-free interest rate	4.90%	3.80%
Dividend yield	1.10%	1.60%
Volatility factor	31.20%	30.80%
Expected term	6.9 years	6.3 years
Based on these assumptions, the weighted-average fair value of each stock option granted was $33.21 for 2006 and $18.72 for 2005.
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
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
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
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
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

Options granted in 2006 and 2005	4-year graded vesting
Options granted prior to 2005	3-year graded vesting
Restricted stock awards	35 to 93 months (award specific)
Incentive compensation awards	35 months
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
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
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
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands).
Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross profit	$153,265	$129,625	$237,228	$179,294

Total revenues	$588,641	$543,841	$1,072,605	$933,569

Gross margin	26.0%	23.8%	22.1%	19.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross profit	$153,265	$129,625	$237,228	$179,294

Total revenues	$588,641	$543,841	$1,072,605	$933,569
Less: Freight and delivery revenues	(70,370)	(66,582)	(129,923)	(118,093)

Net sales	$518,271	$477,259	$942,682	$815,476

Gross margin excluding freight and delivery revenues	29.6%	27.2%	25.2%	22.0%

Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings from operations	$119,620	$99,856	$170,905	$119,307

Total revenues	$588,641	$543,841	$1,072,605	$933,569

Operating margin	20.3%	18.4%	15.9%	12.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings from operations	$119,620	$99,856	$170,905	$119,307

Total revenues	$588,641	$543,841	$1,072,605	$933,569
Less: Freight and delivery revenues	(70,370)	(66,582)	(129,923)	(118,093)

Net sales	$518,271	$477,259	$942,682	$815,476

Operating margin excluding freight and delivery revenues	23.1%	20.9%	18.1%	14.6%

Quarter Ended June 30
Notable items for the quarter ended June 30, 2006 included:
•	Earnings per diluted share of $1.63, up 25.4% from the prior-year quarter

•	Net sales of $518.3 million, up 8.6% from the prior-year quarter

•	Heritage aggregates pricing up 11.8%; heritage volume decreased 2.4% (primarily weather-related)

•	Heritage aggregates product line gross margin excluding freight and delivery revenues up 220 basis points over prior-year quarter

•	Magnesia Specialties earnings from operations up 56.1% over prior-year quarter

•	Consolidated operating margin excluding freight and delivery revenues of 23.1%, up 220 basis points over prior-year quarter

•	Repurchased 500,000 shares of common stock

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
The following table present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended June 30, 2006 and 2005. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.1 million and $0.2 million for the quarters ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$481,843	100.0	$446,578	100.0
Specialty Products	36,428	100.0	30,681	100.0

Total	$518,271	100.0	$477,259	100.0

Gross profit:
Aggregates	$143,422	29.8	$124,884	28.0
Specialty Products	9,843	27.0	4,741	15.5

Total	$153,265	29.6	$129,625	27.2

Selling, general & administrative expenses:
Aggregates	$34,451	7.1	$29,056	6.5
Specialty Products	2,697	7.4	2,745	8.9

Total	$37,148	7.2	$31,801	6.7

Other operating (income) and expenses, net:
Aggregates	$(3,584)	(0.7)	$(2,295)	(0.5)
Specialty Products	(59)	(0.2)	70	0.2

Total	$(3,643)	(0.7)	$(2,225)	(0.5)

Earnings from operations:
Aggregates	$112,555	23.4	$98,122	22.0
Specialty Products	7,065	19.4	1,734	5.7

Total	$119,620	23.1	$99,856	20.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Net sales for the Aggregates segment for the 2006 second quarter were $481.8 million, a 7.9 percent increase over 2005 second-quarter sales of $446.6 million. The heritage aggregates average selling price increased 11.8 percent with price increases being strongest in the high growth southern markets. A decline of 2.4 percent in heritage aggregates shipments partially offset pricing gains. The decline in shipments for the quarter was primarily weather driven, with North Carolina experiencing one of the wettest Junes in recorded history. Rail and barge transportation issues also played a role in keeping shipments below expectations.
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	June 30, 2006
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	(2.4%)	11.8%
Aggregates Segment (3)	(2.9%)	11.9%

	Three Months Ended
	June 30,
	2006	2005
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	54,989	56,364
Acquisitions	—	—
Divestitures(4)	13	290

Aggregates Segment (3)	55,002	56,654

(1)	Volume/pricing variances reflect the percentage increase from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates segment includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures represent tons related to divested operations up to the dates of divestiture.
Heritage aggregates product line gross margin as a percentage of net sales increased 220 basis points during the quarter. Pricing gains, coupled with continued focus on cost management, more than offset aggregates shipment declines, significantly higher costs related to energy, supplies and freight embedded in the Corporation’s long-haul transportation network, and higher than expected start-up costs for major capacity expansion projects. Diesel fuel, natural gas and liquid asphalt costs used in aggregates and asphalt production increased approximately $9 million when compared with the prior-year’s quarter. During the quarter ended June 30, 2006, the Corporation reduced an accrual for purchases against cost of sales, thereby increasing net earnings by $1.5 million, or $0.03 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Selling, general and administrative expenses as a percentage of net sales for the Aggregates segment were 7.1 percent for the second quarter 2006 as compared with 6.5 percent in the prior-year quarter. The increase in the expense ratio reflects the impact of expensing stock options. Total stock-based compensation expense for the quarter was $3.8 million in 2006 compared with $0.8 million in 2005. The initial expensing of stock options increased selling, general and administrative expenses by $2.1 million during the quarter. After consideration of the impact of increased stock-based compensation expense, selling, general and administrative expenses as a percentage of net sales is flat with the prior quarter.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the second quarter, other operating income and expenses, net, for the Aggregates segment was income of $3.6 million in 2006 compared with $2.3 million in 2005, primarily as a result of higher gains on the sales of assets.
The Aggregates segment’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates segment’s production and shipment levels coincide with general construction activity levels, most of which typically occur in the spring, summer and fall for the segment’s markets, and production and shipment levels vary by quarter. Further because of the potentially significant impact of weather on the Corporation’s operations, second quarter results are not indicative of expected performance for the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Second-quarter results for the Specialty Products segment, which includes the Magnesia Specialties and Structural Composite Products businesses, were positive. Magnesia Specialties’ net sales grew 21.3 percent as a result of improved pricing and volume of dolomitic lime to the steel industry and chemicals products to a variety of end users. Earnings from operations at Magnesia Specialties were $10.0 million compared with $6.4 million in the prior-year period. Specialty Products results for the second quarter included a pretax loss from operations in the Structural Composite Products business of $3.0 million in 2006 compared with $4.7 million in 2005. The 2005 pretax loss reduction in the Structural Composite Products business results from the difference in second quarter inventory write-offs of $0.4 million in 2006 and $2.0 million in 2005. If the Structural Composite Products business does not meet certain performance objectives during the remainder of 2006, management will evaluate alternative approaches.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended June 30, were $0.3 million in income in 2006 compared with an expense of $1.0 million in 2005.
Six Months Ended June 30
Notable items for the six months ended June 30, 2006 included:
•	Earnings per diluted share of $2.29, up 59.0% as compared with $1.44 in the prior year

•	Net sales of $942.7 million, up 15.6% as compared with the prior year

•	Heritage aggregates pricing up 13.2% and volume up 2.1%

•	Specialties Products segment earnings from operations increased $9.8 million over prior year on continued improvement in the Magnesia Specialties business

•	Selling, general and administrative expenses as a percentage of net sales remained flat at 7.8%, despite increased stock-based compensation expense in 2006

•	Consolidated operating margin excluding freight and delivery revenues of 18.1%, up 350 basis points over prior year

•	Repurchased 914,400 shares of common stock for $83.2 million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
The following table present net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the six months ended June 30, 2006 and 2005. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.3 million for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$864,845	100.0	$754,261	100.0
Specialty Products	77,837	100.0	61,215	100.0

Total	$942,682	100.0	$815,476	100.0

Gross profit:
Aggregates	$217,801	25.2	$169,171	22.4
Specialty Products	19,427	25.0	10,123	16.5

Total	$237,228	25.2	$179,294	22.0

Selling, general & administrative expenses:
Aggregates	$67,864	7.8	$58,048	7.7
Specialty Products	5,445	7.0	5,581	9.1

Total	$73,309	7.8	$63,629	7.8

Other operating (income) and expenses, net:
Aggregates	$(6,979)	(0.8)	$(3,976)	(0.5)
Specialty Products	(311)	(0.4)	(7)	(0.0)

Total	$(7,290)	(0.8)	$(3,983)	(0.5)

Earnings from operations:
Aggregates	$156,916	18.1	$115,099	15.3
Specialty Products	13,989	18.0	4,208	6.9

Total	$170,905	18.1	$119,307	14.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended
	June 30, 2006
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	2.1%	13.2%
Aggregates Segment (3)	1.5%	13.1%

	Six Months Ended
	June 30,
	2006	2005
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	97,560	95,592
Acquisitions	—	—
Divestitures(4)	31	538

Aggregates Segment (3)	97,591	96,130

(1)	Volume/pricing variances reflect the percentage increase from the comparable period in the prior year.

(2)	Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates segment includes all acquisitions from the date of acquisition and divested operations through the dates of divestiture.

(4)	Divestitures represent tons related to divested operations up to the dates of divestiture.
LIQUIDITY AND CAPITAL RESOURCES            Net cash provided by operating activities during the six months ended June 30, 2006 was $113.9 million compared with $108.7 million in the comparable period of 2005. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. The increase in cash provided by operating activities for the first six months of 2006 as compared with the year-earlier period was primarily due to higher earnings and was partially offset by a larger increase in inventories. Additionally, in accordance with FAS 123(R), excess tax benefits attributable to stock-based compensation transactions are classified as a financing cash flow as compared with the pre-adoption presentation in operating cash inflows.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Depreciation, depletion and amortization was as follows (amounts in millions):

	Six Months Ended
	June 30,
	2006	2005
Depreciation	$62.4	$63.1
Depletion	2.2	2.1
Amortization	2.0	2.5

	$66.6	$67.7

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2005 net cash provided by operating activities was $317.8 million, compared with $108.7 million in the first six months of 2005.
The Corporation has no required pension plan contribution for 2006. However, the Corporation is currently considering a contribution of up to $23.0 million during the third quarter of 2006 depending on its then current cash position and an evaluation of alternative uses of available cash. Any such contribution would be fully tax deductible for tax year 2005.
First six months capital expenditures, exclusive of acquisitions, were $157.7 million in 2006 and $101.3 million in 2005. Capital expenditures increased during the first six months, when compared with the prior-year period, as the Corporation continued work on major plant expansion and efficiency projects. Comparable full-year capital expenditures were $221.4 million in 2005. Full-year capital spending is expected to approximate $260.0 million for 2006, including the Hunt Martin joint venture and exclusive of acquisitions.
During the first six months of 2006, the Corporation received repayment of a $12.5 million note receivable related to the divestiture of its Houston asphalt operations. The Corporation continues to have a continuing financial interest in the Houston asphalt market via a supply agreement and therefore continues to include the divested locations in continuing operations.
During 2006, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended June 30, 2006, the Corporation repurchased 500,000 shares at an aggregate cost of $43.2 million. During the six months ended June 30, the Corporation repurchased 914,400 shares at an aggregate cost of $83.2 million in 2006 compared with 1,339,200 shares at an aggregate cost of $78.0 million in 2005. In February 2006, the Board of Directors authorized management to repurchase up to an additional 5.0 million shares of its common stock. At June 30, 2006, 5,190,800 shares of common stock were remaining under the Corporation’s repurchase authorization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
In June 2006, the Corporation extended the expiration date of its $250,000,000 five-year revolving credit agreement (the “Credit Agreement”) by one year to June 30, 2011. No borrowings were outstanding under the Credit Agreement at June 30, 2006 or December 31, 2005.
During the third quarter of 2006, the Corporation’s $125.0 million 6.9% Notes, which will mature in August, 2007, will become a current obligation. Management currently intends to refinance the Notes.
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
ACCOUNTING CHANGES Accounting changes resulting from the adoption of new accounting standards that may potentially impact the Corporation are included in Note 11 to the Consolidated Financial Statements.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. In July 2006, the Corporation was notified by the Internal Revenue Service that it will audit the consolidated federal income tax return of the Corporation for the year ended December 31, 2004. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK 2006 The outlook for the Aggregates segment for the remainder of 2006 is positive. For the full year 2006, management currently expects aggregates shipments volume to increase 2% to 4% and aggregates pricing to increase 11.5% to 13%. Further, management expects the Aggregates segment operating margin excluding freight and delivery revenues to increase approximately 300 basis points. The Magnesia Specialties business is expected to generate between $30 million and $32 million in pretax earnings. The Corporation continues to work on its goal of increasing revenues in the Structural Composite Products business to a level that will support breakeven operations. However, a $7 million to $9 million loss from operations is expected in 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
With this backdrop, management currently expects net earnings per diluted share for the third quarter to range from $1.70 to $1.90 and the range for the year is $5.30 to $5.60, inclusive of $0.05 to $0.07 per diluted share for the initial expensing of stock options under FAS 123(R), Share-Based Payment.
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
For the Quarter Ended June 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2006
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states; levels of construction spending in the markets the Corporation serves, including the severity of declines in the residential construction market; unfavorable weather conditions, particularly the increase in hurricane activity predicted along the east coast of the United States; volatility of fuel costs, most notably diesel fuel and natural gas; continued increases in the cost of repair and supply parts; the costs of large-scale plant projects coming on line in 2006; transportation availability and costs in the Corporation’s long-haul network, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and the Gulf Coast markets; continued strength in the steel industry markets served by the Corporation’s Magnesia Specialties business; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments to generate earnings streams sufficient enough to support the recorded assets of the Structural Composite Products business; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 5.25% at June 30, 2006. This increase could affect the residential construction market, which accounted for approximately 20 percent of the Corporation’s aggregates shipments in 2005. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by energy costs.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At June 30, 2006, there were outstanding commercial paper borrowings of $10 million. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 1% increase in interest rates on borrowings of $10 million would increase interest expense by $100,000 on an annual basis.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2006 is calculated based on assumptions selected at December 31, 2005. Therefore, interest rate risk in 2006 is limited to the potential effect related to outstanding commercial paper. Assuming outstanding commercial paper borrowings of $10 million, the impact of a hypothetical increase in interest rates of 1% would increase interest expense and decrease pretax earnings by $100,000. Additionally, a 10% change in energy costs would impact annual pretax earnings by $12 million.
Item 4. Controls and Procedures
As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2006.
There have been no other significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 1, 2006 — April 30, 2006	—	$—	—	5,690,798

May 1, 2006 — May 31, 2006	120,000	$90.06	120,000	5,570,798

June 1, 2006 — June 30, 2006	380,000	$85.21	380,000	5,190,798

Total	500,000	$86.37	500,000	5,190,798
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
PART II-OTHER INFORMATION
(Continued)
Item 4. Submission of Matters to Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 23, 2006, the shareholders of Martin Marietta Materials, Inc.:
(a)	Elected David G. Maffucci, William E. McDonald, Frank H. Menaker, Jr. and Richard A. Vinroot to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2009. The following table sets forth the votes for each director.

	Votes Cast For	Withheld
David G. Maffucci	41,654,155	222,396
William E. McDonald	41,472,059	404,492
Frank H. Menaker, Jr.	40,992,169	884,382
Richard A. Vinroot	26,463,868	15,412,683
(b)	Ratified the amendments to the Stock-Based Award Plan. The voting results for this ratification were 35,268,725 – For; 2,564,376 – Against; and 43,813 – Abstained.
(c)	Ratified the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2006. The voting results for this ratification were 41,474,464 – For; 393,072 – Against; and 9,013 – Abstained.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	Amended and Restated Stock-Based Award Plan dated April 3, 2006

10.02	Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials Inc.

10.03	Extension Agreement to $250,000,000 Five-Year Credit Agreement dated as of June 2, 2006 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 1, 2006	By:	/s/ ANNE H. LLOYD

Anne H. Lloyd
Senior Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
EXHIBIT INDEX

Exhibit No.	Document

10.01	Amended and Restated Stock-Based Award Plan dated April 3, 2006

10.02	Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials Inc.

10.03	Extension Agreement to $250,000,000 Five-Year Credit Agreement dated as of June 2, 2006 among Martin Marietta Materials, Inc., the bank parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated August 1, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002