Form 10-Q
period 2006-09-30
MARTIN MARIETTA MATERIALS INC
filed 2006-10-31
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2006

Common Stock, $0.01 par value	45,144,572

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1. Financial Statements
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$22,829	$76,745	$111,583
Investments	—	25,000	25,000
Accounts receivable, net	293,702	225,012	288,422
Inventories, net	244,537	222,728	209,451
Current portion of notes receivable	2,299	5,081	3,787
Current deferred income tax benefits	16,022	14,989	6,088
Other current assets	28,900	32,486	21,842

Total Current Assets	608,289	602,041	666,173

Property, plant and equipment	2,695,560	2,501,774	2,452,704
Allowances for depreciation and depletion	(1,416,194)	(1,335,423)	(1,310,939)

Net property, plant and equipment	1,279,366	1,166,351	1,141,765

Goodwill	570,336	569,263	569,284
Other intangibles, net	12,624	18,744	19,541
Noncurrent notes receivable	10,713	27,883	24,565
Other noncurrent assets	51,368	49,034	53,755

Total Assets	$2,532,696	$2,433,316	$2,475,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$9,720	$7,290	$13,724
Accounts payable	89,650	93,445	94,754
Accrued salaries, benefits and payroll taxes	24,675	24,199	24,246
Pension and postretirement benefits	6,260	4,200	4,471
Accrued insurance and other taxes	46,436	39,582	45,092
Income taxes	10,253	1,336	18,611
Current maturities of long-term debt and commercial paper	137,606	863	880
Other current liabilities	35,095	29,207	33,540

Total Current Liabilities	359,695	200,122	235,318

Long-term debt	579,824	709,159	709,780
Pension, postretirement and postemployment benefits	97,222	98,714	88,273
Noncurrent deferred income taxes	144,540	149,972	135,117
Other noncurrent liabilities	89,345	101,664	105,046

Total Liabilities	1,270,626	1,259,631	1,273,534

Shareholders’ Equity:
Common stock, par value $0.01 per share	450	457	463
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	186,611	240,541	299,193
Accumulated other comprehensive loss	(17,187)	(15,325)	(8,970)
Retained earnings	1,092,196	948,012	910,863

Total Shareholders’ Equity	1,262,070	1,173,685	1,201,549

Total Liabilities and Shareholders’ Equity	$2,532,696	$2,433,316	$2,475,083

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$529,643	$496,992	$1,472,270	$1,311,271
Freight and delivery revenues	74,464	66,922	204,387	184,916

Total revenues	604,107	563,914	1,676,657	1,496,187

Cost of sales	381,630	362,103	1,087,013	997,097
Freight and delivery costs	74,464	66,922	204,387	184,916

Total cost of revenues	456,094	429,025	1,291,400	1,182,013

Gross Profit	148,013	134,889	385,257	314,174

Selling, general & administrative expenses	35,254	33,526	108,563	97,155
Research and development	175	189	479	530
Other operating (income) and expenses, net	(2,131)	(6,644)	(9,421)	(10,627)

Earnings from Operations	114,715	107,818	285,636	227,116

Interest expense	10,070	10,772	29,754	32,224
Other nonoperating (income) and expenses, net	239	189	(2,161)	(1,082)

Earnings from continuing operations before income tax expense	104,406	96,857	258,043	195,974
Income tax expense	28,699	20,810	76,665	48,543

Earnings from continuing operations	75,707	76,047	181,378	147,431
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $344, $582, $1,024 and $(670) respectively	453	313	1,578	(2,522)

Net Earnings	$76,160	$76,360	$182,956	$144,909

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$1.67	$1.64	$3.98	$3.16
Discontinued operations	0.01	0.01	0.04	(0.05)

	$1.68	$1.65	$4.02	$3.11

Diluted from continuing operations	$1.64	$1.61	$3.90	$3.11
Discontinued operations	0.01	0.01	0.03	(0.05)

	$1.65	$1.62	$3.93	$3.06

Cash Dividends Per Common Share	$0.275	$0.23	$0.735	$0.63

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	45,275	46,349	45,561	46,658
Effect of dilutive employee and director awards	846	824	947	701

Diluted weighted average number of common shares and assumed conversions	46,121	47,173	46,508	47,359

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$182,956	$144,909
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	102,694	103,390
Stock-based compensation expense	9,679	2,488
Gains on divestitures and sales of assets	(6,805)	(6,234)
Deferred income taxes	(3,248)	(4,400)
Excess tax benefits from stock-based compensation transactions	(11,343)	8,084
Other items, net	(3,347)	(3,567)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(68,663)	(68,834)
Inventories, net	(21,931)	2,035
Accounts payable	(3,796)	4,930
Other assets and liabilities, net	33,526	25,227

Net cash provided by operating activities	209,722	208,028

Investing activities:
Additions to property, plant and equipment	(212,587)	(156,110)
Acquisitions, net	(2,992)	(4,277)
Proceeds from divestitures and sales of assets	26,916	32,818
Purchases of investments	—	(25,000)
Proceeds from sale of investments	25,000	—
Railcar construction advances	(32,077)	—
Repayments of railcar construction advances	32,077	—
Other investing activities, net	—	(400)

Net cash used for investing activities	(163,663)	(152,969)

Financing activities:
Repayments of long-term debt	(440)	(498)
Termination of interest rate swaps	—	(467)
Borrowings on line of credit and commercial paper	12,190	—
Change in bank overdraft	2,430	4,197
Payments on capital lease obligations	(112)	(59)
Dividends paid	(33,843)	(29,345)
Repurchases of common stock	(112,594)	(102,069)
Issuances of common stock	21,051	23,145
Excess tax benefits from stock-based compensation transactions	11,343	—

Net cash used for financing activities	(99,975)	(105,096)

Net decrease in cash and cash equivalents	(53,916)	(50,037)
Cash and cash equivalents, beginning of period	76,745	161,620

Cash and cash equivalents, end of period	$22,829	$111,583

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,015	$27,755
Cash payments for income taxes	$50,238	$36,169
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’
(in thousands)	Stock	Stock	Paid-in-Capital	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2005	45,727	$457	$240,541	$(15,325)	$948,012	$1,173,685
Writeoff of capitalized stripping costs, net	—	—	—	—	(4,929)	(4,929)
Reclassification of stock-based compensation liabilities to shareholders’ equity for FAS 123(R) adoption	—	—	12,339	—	—	12,339

Net earnings	—	—	—	—	182,956	182,956
Change in fair value of forward starting interest rate swap agreements	—	—	—	(1,862)	—	(1,862)

Comprehensive earnings						181,094

Dividends declared	—	—	—	—	(33,843)	(33,843)
Issuances of common stock for stock award plans	658	6	36,633	—	—	36,639
Repurchases of common stock	(1,274)	(13)	(112,581)	—	—	(112,594)
Stock-based compensation expense	—	—	9,679	—	—	9,679

Balance at September 30, 2006	45,111	$450	$186,611	$(17,187)	$1,092,196	$1,262,070

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2006 are not indicative of the results to be expected for the full year.

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
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation

The Corporation has stock-based compensation plans for employees and directors as more fully described in Note 9. Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123 (R)”) to account for these plans. FAS 123 (R) requires all forms of share-based payments to employees, including stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, FAS 123 (R) requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. As required by FAS 123 (R), the Corporation will continue to recognize compensation cost over the explicit vesting period for all unvested awards as of January 1, 2006, with acceleration for any remaining unrecognized compensation cost if an employee retires prior to the end of the vesting period.

The Corporation adopted the provisions of FAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Corporation’s consolidated statements of earnings for the three and nine months ended September 30, 2005 and its consolidated statement of cash flows for the nine months ended September 30, 2005 have not been restated and do not include the impact of FAS 123(R).

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
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The adoption of FAS 123(R) resulted in the recognition of compensation expense for stock options granted by the Corporation during the year. No stock options were granted during the quarter ended September 30, 2006. During the nine months ended September 30, 2006, the Corporation recognized $2,249,000 of compensation expense for the May 2006 grant of 168,393 stock options (141,393 to employees and 27,000 to directors). Of this amount, $885,000 relates to directors’ options that were expensed at the grant date as the options vested immediately. The remaining options are being expensed over their requisite service periods. With the current forfeiture rate assumptions, total stock-based compensation expense to be recognized for the May 2006 option grant is $5,397,000, of which $3,148,000 has yet to be recognized as of September 30, 2006.

The impact of expensing stock options granted in 2006 and the unvested portion of outstanding employee stock options at January 1, 2006 affected the Corporation’s results of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Decreased earnings from continuing operations before income tax expense by:	$1,440,000	$4,629,000
Decreased earnings from continuing operations and net earnings by:	$871,000	$2,799,000
Decreased basic earnings per share by:	$0.02	$0.06
Decreased diluted earnings per share by:	$0.02	$0.06
Furthermore, FAS 123(R) requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of FAS 123(R), the Corporation presented excess tax benefits from stock-based compensation transaction as an operating cash flow on its consolidated statements of cash flows. The $11,343,000 excess tax benefit classified as a financing cash flow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow had the Corporation not adopted FAS 123(R).

In connection with the adoption of FAS 123(R), the Corporation reclassified $12,339,000 of stock-based compensation liabilities to additional paid-in-capital, thereby increasing shareholders’ equity at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$76,360	$144,909
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	569	1,425
Deduct: Stock-based compensation expense determined under fair value for all awards, net of related tax effects	(1,347)	(4,288)

Pro forma net earnings	$75,582	$142,046

Earnings per share:
Basic-as reported	$1.65	$3.11

Basic-pro forma	$1.63	$3.04

Diluted-as reported	$1.62	$3.06

Diluted-pro forma	$1.60	$3.00

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Corporation used a lattice valuation model to determine the fair value of stock option awards granted in 2006 and 2005. The lattice valuation model takes into account employees’ exercise patterns based on changes in the Corporation’s stock price and other variables and is considered to result in a more accurate valuation of employee stock options than the Black-Scholes valuation model. The period of time for which options are expected to be outstanding, or expected term of the option, is a derived output of the lattice valuation model. The Corporation considers the following factors when estimating the expected term of options: vesting period of the award, expected volatility of the underlying stock, employees’ ages and external data. Other key assumptions used in determining the fair value of the stock options awarded in 2006 and 2005 were:

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

Comprehensive Earnings

Comprehensive earnings for the Corporation consist of net earnings and, for the three and nine months ended September 30, 2006, a $1,862,000 loss for the change in fair value of forward starting interest rate swaps. For the three and nine months ended September 30, 2006, comprehensive earnings were $74,298,000 and $181,094,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
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

The discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain or loss on disposals, income tax expense or benefit and overall net earnings or loss (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$95	$2,494	$387	$9,936

Pretax gain (loss) on operations	$50	$895	$(368)	$(2,268)
Pretax gain (loss) on disposals	747	—	2,970	(924)

Pretax gain (loss)	797	895	2,602	(3,192)
Income tax expense (benefit)	344	582	1,024	(670)

Net earnings (loss)	$453	$313	$1,578	$(2,522)

3.	Inventories

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in Thousands)
Finished products	$198,541	$185,681	$174,645
Products in process and raw materials	17,975	17,990	17,443
Supplies and expendable parts	40,202	31,158	28,430

	256,718	234,829	220,518
Less allowances	(12,181)	(12,101)	(11,067)

Total	$244,537	$222,728	$209,451

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates segment (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Balance at beginning of period	$570,336	$569,263
Adjustments to purchase price allocations	—	1,998
Amounts allocated to divestitures	—	(925)

Balance at end of period	$570,336	$570,336

5.	Long-Term Debt

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,821	$249,800	$249,793
5.875% Notes, due 2008	204,746	206,277	206,775
6.9% Notes, due 2007	124,994	124,988	124,987
7% Debentures, due 2025	124,308	124,295	124,291
Commercial paper and line of credit, interest rates ranging from 4.40 % to 5.45%	12,190	—	—
Acquisition notes, interest rates ranging from 2.11% to 8.00%	731	3,657	3,773
Other notes	640	1,005	1,041

	717,430	710,022	710,660
Less current maturities	(137,606)	(863)	(880)

Total	$579,824	$709,159	$709,780

The carrying values of the notes due in 2008 included $5,022,000, $6,640,000 and $7,167,000 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, for the unamortized value of terminated interest rate swaps.

In June 2006, the Corporation extended the expiration date of its $250,000,000 five-year revolving credit agreement (the “Credit Agreement”) by one year to June 30, 2011. No borrowings were outstanding under the Credit Agreement at September 30, 2006, December 31, 2005 or September 30, 2005. However, the Credit Agreement supports a $250,000,000 commercial paper program, of which borrowings of $11,000,000 were outstanding at September 30, 2006. No borrowings were outstanding under the commercial paper program at December 31, 2005 or September 30, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

In September 2006, the Corporation entered into two forward starting interest rate swap agreements (the “Swap Agreements”) with a total notional amount of $150,000,000. Each of the two Swap Agreements covers $75,000,000 of principal. The Swap Agreements locked in at 5.42% the interest rate relative to LIBOR related to $150,000,000 of the Corporation’s anticipated refinancing of its $200,000,000 5.875% Notes due in 2008. Each of the Swap Agreements provides for a single payment at its mandatory termination date, December 1, 2008. If the LIBOR swap rate increases above 5.42% on the mandatory termination date, the Corporation will receive a payment from each of the counterparties based on the notional amount of each agreement over an assumed 10-year period. If the LIBOR swap rate falls below 5.42% on the mandatory termination date, the Corporation will be obligated to make a payment to each of the counterparties on the same basis. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the fair values of the Swap Agreements are recorded as an asset or liability in the consolidated balance sheet. The change in fair value is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At September 30, 2006, the fair value of the Swap Agreements was a liability of $1,862,000 and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet with a corresponding loss of $1,862,000 recorded in other comprehensive earnings/loss.

At September 30, 2006, $1,190,000 was outstanding under a $10,000,000 line of credit. No borrowings were outstanding under the line of credit at December 31, 2005 or September 30, 2005.

6.	Income Taxes

	Nine Months Ended September 30,
	2006	2005
Estimated effective income tax rate:
Continuing operations	29.7%	24.8%

Discontinued operations	39.4%	21.0%

Overall	29.8%	24.8%

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Income Taxes (continued)

The change in the year-to-date estimated effective income tax rate during the third quarter of 2006, when compared with the year-to-date effective tax rate as of June 30, 2006, increased net earnings for the quarter ended September 30, 2006 by $2,679,000, or $0.06 per diluted share. The change was due to discrete tax events primarily consisting of the reversal of tax contingencies related to the expiration of the statute of limitations for the 2002 tax year, providing reserves for tax contingencies and the evaluation of deferred taxes.

The change in the year-to-date estimated effective income tax rate during the third quarter of 2005, as compared with the year-to-date effective tax rate as of June 30, 2005, increased net earnings for the nine months ended September 30, 2005 by $6,000,000. Included in this change is $6,700,000, or $0.14 per diluted share, of discrete tax events primarily consisting of the reversal of $5,900,000 of reserves for tax contingencies related to the expiration of the statute of limitations for the 2001 tax year.

The overall effective income tax rate for the nine months ended September 30, 2005 reflects the benefit of a decrease in tax reserves related to certain international tax issues currently under examination that increased net earnings by $1,000,000, or $0.02 per diluted share. Additionally, the State of Ohio enacted tax reform legislation that reduced income tax expense and increased net earnings by $1,200,000, or $0.02 per diluted share, during the nine months ended September 30, 2005.

7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the quarter ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$3,050	$2,698	$138	$141
Interest cost	4,523	4,115	670	743
Expected return on assets	(4,901)	(4,422)	—	—
Amortization of:
Prior service cost	185	165	(324)	(323)
Actuarial loss (gain)	714	524	(60)	(37)

Total net periodic benefit cost	$3,571	$3,080	$424	$524

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Pension and Postretirement Benefits (continued)

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$9,154	$8,155	$414	$425
Interest cost	13,577	12,435	2,009	2,234
Expected return on assets	(14,711)	(13,364)	—	—
Amortization of:
Prior service cost	556	499	(971)	(971)
Actuarial loss (gain)	2,144	1,583	(179)	(110)

Total net periodic benefit cost	$10,720	$9,308	$1,273	$1,578

The Corporation made a $12,000,000 voluntary contribution to its pension plan in the third quarter of 2006. The contribution was deductible for tax purposes for the 2005 tax year. No additional contributions are expected during the remainder of the year.

8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

9.	Stock-Based Compensation

The shareholders approved, on May 23, 2006, the Martin Marietta Materials, Inc. Stock-Based Award Plan, as amended from time to time (along with the Amended Omnibus Securities Award Plan, originally approved in 1994, the “Plans”). The Corporation has been authorized by the Board of Directors to repurchase shares of the Corporation’s common stock for issuance under the Plans.

Under the Plans, the Corporation grants options to employees to purchase its common stock at a price equal to the market value at the date of grant. The Corporation granted 141,393 employee stock options during the nine months ended September 30, 2006. Options granted in 2006 and 2005 become exercisable in four annual installments beginning one year after date of grant and expire eight years from such date. Options granted in years prior to 2005 become exercisable in three equal annual installments beginning one year after date of grant and expire ten years from such date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

Pursuant to the Plans, each nonemployee director currently receives 3,000 non-qualified stock options annually. During the nine months ended September 30, 2006, the Corporation granted 27,000 options to nonemployee directors. These options have an exercise price equal to the market value at the date of grant, vest immediately and expire ten years from the grant date.

The following table includes summary information for stock options for employees and nonemployee directors for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (years)	Intrinsic Value

Outstanding at December 31, 2005	2,478,220	$43.97
Granted	168,393	$89.02
Exercised	(778,784)	$42.48		$39,583,000
Terminated	(16,593)	$58.38

Outstanding at September 30, 2006	1,851,236	$48.57	5.7	$66,730,000

Exercisable at September 30, 2006	1,463,460	$44.67	5.2	$58,470,000

For the nine months ended September 30, 2005, the intrinsic value of options exercised was $21,448,000. The intrinsic values of options exercised during the nine months ended September 30, 2006 and 2005 were based on the closing prices of the Corporation’s common stock on the dates of exercise. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2006 was based on the closing price of the Corporation’s common stock at September 30, 2006, which was $84.62.

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
FORM 10-Q
For the Quarter Ended September 30, 2006
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

The following table summarizes information for incentive compensation awards and restricted stock awards for the nine months ended September 30, 2006:

	Incentive Compensation		Restricted Stock
	Awards		Awards
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Awards	Fair Value	Awards	Fair Value

Balance at December 31, 2005	69,855		276,712
Awarded	27,302	$91.05	119,306	$88.85
Distributed	(2,611)		(695)
Forfeited	(4,064)		(9,736)

Balance at September 30, 2006	90,482		385,587

Aggregate intrinsic value	$3,140,000		$32,628,000

The weighted-average grant-date fair value for incentive compensation awards and restricted awards granted during the nine months ended September 30, 2005 was $55.15 and $60.63, respectively.

The aggregate intrinsic values for incentive compensation awards and restricted stock awards at September 30, 2006 were based on the closing price of the Corporation’s common stock at September 30, 2006, which was $84.62.

At September 30, 2006, approximately 1,294,000 shares were available for grant under the Plans.

In 1996, the Corporation adopted the Shareholder Value Achievement Plan to award shares of the Corporation’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 250,000 shares of common stock were reserved for issuance. Through September 30, 2006, 42,025 shares have been issued under this plan. No awards have been granted under this plan after 2000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

Also, the Corporation adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee directors the election to receive all or a portion of their total fees in the form of the Corporation’s common stock. The Corporation has reserved 300,000 shares of common stock for issuance in connection with this plan. Currently, directors are required to defer at least 50% of their retainer in the form of the Corporation’s common stock at a 20% discount to market value. Directors elected to defer portions of their fees representing 6,858 shares of the Corporation’s common stock under this plan during the nine months ended September 30, 2006.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005, unrecognized compensation cost for nonvested awards at September 30, 2006 and the weighted-average period over which unrecognized compensation cost is expected to be recognized:

			Incentive
	Stock	Restricted	Compensation	Directors’
	Options	Stock Awards	Awards	Awards	Total

Stock-based compensation expense recognized for three months ended September 30:
2006	$1,440,000	$1,919,000	$99,000	$156,000	$3,614,000
2005	$—	$733,000	$78,000	$150,000	$961,000

Stock-based compensation expense recognized for nine months ended September 30:
2006	$4,629,000	$4,181,000	$354,000	$515,000	$9,679,000
2005	$—	$1,773,000	$235,000	$480,000	$2,488,000

Unrecognized compensation cost at September 30, 2006:	$4,607,000	$12,965,000	$444,000	$236,000	$18,252,000

Weighted-average period over which unrecognized compensation cost to be recognized:	1.8 years	2.5 years	1.3 years	0.6 years

For the nine months ended September 30, 2006, the Corporation recognized a tax benefit related to stock-based compensation of $3,791,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Stock-Based Compensation (continued)

The following presents expected stock-based compensation expense in future periods for outstanding awards as of September 30, 2006:

Remainder of 2006	$3,549,000
2007	7,273,000
2008	4,302,000
2009	2,328,000
2010	691,000
2011	109,000

Total	$18,252,000

Stock-based compensation expense is included in selling, general and administrative expenses on the Corporation’s consolidated statements of earnings.

10.	Business Segments

The Corporation conducts its operations through two reportable business segments: Aggregates and Specialty Products. The following tables display selected financial data for the Corporation’s reportable business segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues:
Aggregates	$564,077	$528,917	$1,550,861	$1,392,956
Specialty Products	40,030	34,997	125,796	103,231

Total	$604,107	$563,914	$1,676,657	$1,496,187

Net sales:
Aggregates	$493,768	$465,796	$1,358,558	$1,218,860
Specialty Products	35,875	31,196	113,712	92,411

Total	$529,643	$496,992	$1,472,270	$1,311,271

Earnings from operations:
Aggregates	$109,619	$105,332	$266,551	$220,422
Specialty Products	5,096	2,486	19,085	6,694

Total	$114,715	$107,818	$285,636	$227,116

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions of Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”) and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“FAS 106”). Finally, FAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. Except for the measurement date requirement, FAS 158 is effective for fiscal years ending after December 15, 2006 and should be applied prospectively. The measurement date requirement would be effective for fiscal years ending after December 31, 2008. At December 31, 2005, the Corporation’s pension plans were underfunded by $59,700,000 and its postretirement plans, which provide medical benefits for retirees, were underfunded by $51,600,000. Further, the Corporation currently uses an annual measurement date of November 30. The adoption of FAS 158 will not affect the Corporation’s consolidated results of operations.

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
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through two reportable business segments: Aggregates and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates segment, which processes and sells granite, limestone, and other aggregates products from a network of 318 quarries, distribution facilities and plants in 28 states in the southeastern, southwestern, midwestern and central regions of the United States and in the Bahamas and Canada. The Aggregates segment’s products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products used in a wide variety of applications, both military and commercial.
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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Decreased earnings from continuing operations before income tax expense by:	$1,440,000	$4,629,000
Decreased earnings from continuing operations and net earnings by:	$871,000	$2,799,000
Decreased basic earnings per share by:	$0.02	$0.06
Decreased diluted earnings per share by:	$0.02	$0.06
In addition, the Corporation reclassified $12,339,000 of stock-based compensation liabilities to additional paid-in-capital, thereby increasing shareholders’ equity at January 1, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005, unrecognized compensation cost for nonvested awards at September 30, 2006 and the weighted-average period over which unrecognized compensation cost is expected to be recognized:

			Incentive
	Stock	Restricted	Compensation	Directors’
	Options	Stock Awards	Awards	Awards	Total

Stock-based compensation expense recognized for three months ended September 30:
2006	$1,440,000	$1,919,000	$99,000	$156,000	$3,614,000
2005	$—	$733,000	$78,000	$150,000	$961,000

Stock-based compensation expense recognized for nine months ended September 30:
2006	$4,629,000	$4,181,000	$354,000	$515,000	$9,679,000
2005	$—	$1,773,000	$235,000	$480,000	$2,488,000

Unrecognized compensation cost at September 30, 2006:	$4,607,000	$12,965,000	$444,000	$236,000	$18,252,000

Weighted-average period over which unrecognized compensation cost to be recognized:	1.8 years	2.5 years	1.3 years	0.6 years

The following presents a horizon for stock-based compensation expense for outstanding awards as of September 30, 2006:

Remainder of 2006	$3,549,000
2007	7,273,000
2008	4,302,000
2009	2,328,000
2010	691,000
2011	109,000

Total	$18,252,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands).
Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit	$148,013	$134,889	$385,257	$314,174

Total revenues	$604,107	$563,914	$1,676,657	$1,496,187

Gross margin	24.5%	23.9%	23.0%	21.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit	$148,013	$134,889	$385,257	$314,174

Total revenues	$604,107	$563,914	$1,676,657	$1,496,187
Less: Freight and delivery revenues	(74,464)	(66,922)	(204,387)	(184,916)

Net sales	$529,643	$496,992	$1,472,270	$1,311,271

Gross margin excluding freight and delivery revenues	27.9%	27.1%	26.2%	24.0%

Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings from operations	$114,715	$107,818	$285,636	$227,116

Total revenues	$604,107	$563,914	$1,676,657	$1,496,187

Operating margin	19.0%	19.1%	17.0%	15.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings from operations	$114,715	$107,818	$285,636	$227,116

Total revenues	$604,107	$563,914	$1,676,657	$1,496,187
Less: Freight and delivery revenues	(74,464)	(66,922)	(204,387)	(184,916)

Net sales	$529,643	$496,992	$1,472,270	$1,311,271

Operating margin excluding freight and delivery revenues	21.7%	21.7%	19.4%	17.3%

Quarter Ended September 30
Notable items for the quarter ended September 30, 2006 included:
•	Net sales of $529.6 million, up 6.6% compared with the prior-year quarter

•	Heritage aggregates pricing up 13.0%; heritage volume decreased 5.8%

•	Aggregates segment gross margin excluding freight and delivery up 70 basis points over prior-year quarter

•	Magnesia Specialties earnings from operations up 13.0% over prior-year quarter

•	Consolidated gross profit increased 9.7% over prior-year quarter

•	Repurchased 359,800 shares of common stock

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the three months ended September 30, 2006 and 2005. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.2 million for the quarters ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$493,768	100.0	$465,796	100.0
Specialty Products	35,875	100.0	31,196	100.0

Total	$529,643	100.0	$496,992	100.0

Gross profit:
Aggregates	$140,153	28.4	$129,251	27.7
Specialty Products	7,860	21.9	5,638	18.1

Total	$148,013	27.9	$134,889	27.1

Selling, general & administrative expenses:
Aggregates	$32,571	6.6	$30,662	6.6
Specialty Products	2,683	7.5	2,864	9.2

Total	$35,254	6.7	$33,526	6.7

Other operating (income) and expenses, net:
Aggregates	$(2,037)	(0.4)	$(6,743)	(1.4)
Specialty Products	(94)	(0.3)	99	0.3

Total	$(2,131)	(0.4)	$(6,644)	(1.3)

Earnings from operations:
Aggregates	$109,619	22.2	$105,332	22.6
Specialty Products	5,096	14.2	2,486	8.0

Total	$114,715	21.7	$107,818	21.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
Net sales for the Aggregates segment for the 2006 third quarter were $493.8 million, a 6.0 percent increase over 2005 third-quarter sales of $465.8 million. Aggregates pricing at heritage locations was up 13.0 percent, while volume decreased 5.8 percent. Inclusive of acquisitions and divestitures, aggregates pricing for the quarter increased 13.1 percent and aggregates volume decreased 6.3 percent. Pricing strength across the Aggregates segment led to a 70 basis point increase in aggregates gross margin excluding freight and delivery revenues during the quarter. Margin expansion was achieved during the quarter as gains in average selling price more than offset lower aggregates shipments. Aggregates demand has been affected by the decline in homebuilding activity across most of the Corporation’s market areas, particularly in the Midwest and North Central. A pullback in infrastructure spending in North Carolina and South Carolina, as well as weather and transportation issues in certain areas, most notably in September, also negatively affected volume. In particular, repair activities by the Corps of Engineers on Lock 52 on the Ohio River significantly curtailed river shipments to the Louisiana area and sharply increased cost due to barge waiting time, resulting in a $0.06 per diluted share reduction in earnings. This issue is expected to be alleviated by the end of the year.
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	September 30, 2006
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Operations (2)	(5.8%)	13.0%
Aggregates Segment (3)	(6.3%)	13.1%

	Three Months Ended
	September 30,
	2006	2005
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	54,190	57,542
Acquisitions	—	—
Divestitures(4)	15	333

Aggregates Segment (3)	54,205	57,875

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates segment includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
Selling, general and administrative expenses as a percentage of net sales for the Aggregates segment remained flat at 6.6 percent for the third quarter 2006 as compared with the prior-year quarter, despite increased stock-based compensation expense in 2006. Total stock-based compensation expense for the quarter was $3.6 million in 2006 compared with $1.0 million in 2005. The initial expensing of stock options increased selling, general and administrative expenses by $1.4 million during the quarter.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the third quarter, other operating income and expenses, net, for the Aggregates segment was income of $2.0 million in 2006 compared with $6.7 million in 2005, primarily as a result of a significant land sale gain in 2005.
The Aggregates segment’s business is significantly affected by seasonal changes and other weather-related conditions. Consequently, the Aggregates segment’s production and shipment levels coincide with general construction activity levels, most of which typically occur in the spring, summer and fall for the segment’s markets, and production and shipment levels vary by quarter. Further because of the potentially significant impact of weather on the Corporation’s operations, third quarter results are not indicative of expected performance for the year.
Third-quarter results for the Specialty Products segment, which includes the Magnesia Specialties and Structural Composite Products businesses, were positive. Magnesia Specialties’ net sales grew 16.3 percent as a result of improved pricing and volume of dolomitic lime to the steel industry and chemicals products to a variety of end users. Earnings from operations at Magnesia Specialties were $7.5 million compared with $6.7 million in the prior-year period. Specialty Products results for the third quarter included a pretax loss from operations in the Structural Composite Products business of $2.5 million in 2006 compared with $4.2 million in 2005, which included a $1.5 million inventory write-off. If the Structural Composite Products business does not meet certain performance objectives, management will evaluate alternative approaches.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended September 30, were $0.2 million in expense in 2006 and 2005. The elimination of minority interest for consolidated subsidiaries decreased other nonoperating expense by $1.6 million and was offset by a $0.9 million decrease in net equity earnings from nonconsolidated subsidiaries and an $0.8 million decrease in interest income.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
Nine Months Ended September 30
Notable items for the nine months ended September 30, 2006 included:
•	Earnings per diluted share of $3.93, up 28.4% as compared with $3.06 in the prior year

•	Net sales of $1.5 billion, up 12.3% as compared with the prior year

•	Heritage aggregates pricing up 13.0%; heritage volume down 0.8%

•	Consolidated gross margin excluding freight and delivery revenues increased 180 basis points over prior year

•	Specialties Products earnings from operations increased $12.4 million over prior year primarily based on continued improvement in the Magnesia Specialties business

•	Consolidated earnings from operations increased 25.8% over prior year

•	Repurchased 1,274,200 shares of common stock for $112.6 million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses, other operating (income) and expenses, net, and earnings from operations data for the Corporation and each of its segments for the nine months ended September 30, 2006 and 2005. In each case, the data is stated as a percentage of net sales, of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense. This expense for the Corporation was $0.5 million for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Aggregates	$1,358,558	100.0	$1,218,860	100.0
Specialty Products	113,712	100.0	92,411	100.0

Total	$1,472,270	100.0	$1,311,271	100.0

Gross profit:
Aggregates	$357,970	26.3	$298,413	24.5
Specialty Products	27,287	24.0	15,761	17.1

Total	$385,257	26.2	$314,174	24.0

Selling, general & administrative expenses:
Aggregates	$100,435	7.4	$88,710	7.3
Specialty Products	8,128	7.1	8,445	9.1

Total	$108,563	7.4	$97,155	7.4

Other operating (income) and expenses, net:
Aggregates	$(9,016)	(0.7)	$(10,719)	(0.9)
Specialty Products	(405)	(0.4)	92	0.1

Total	$(9,421)	(0.6)	$(10,627)	(0.8)

Earnings from operations:
Aggregates	$266,551	19.6	$220,422	18.1
Specialty Products	19,085	16.8	6,694	7.2

Total	$285,636	19.4	$227,116	17.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
The following tables present volume and pricing data and shipments data for heritage operations, acquisitions and discontinued operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended
	September 30, 2006
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Operations (2)	(0.8%)	13.0%
Aggregates Segment (3)	(1.4%)	13.1%

	Nine Months Ended
	September 30,
	2006	2005
Shipments (tons in thousands)
Heritage Aggregates Operations (2)	151,736	152,944
Acquisitions	—	—
Divestitures(4)	60	1,061

Aggregates Segment (3)	151,796	154,005

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates operations exclude acquisitions that have not been included in prior-year operations for a full year and divestitures.

(3)	Aggregates segment includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.
During the nine months ended September 30, 2006, the Corporation reduced an accrual for purchases against cost of sales, thereby increasing net earnings by $1.5 million, or $0.03 per diluted share.
The change in the year-to-date estimated effective income tax rate during the third quarter of 2006, when compared with the year-to-date effective tax rate as of June 30, 2006, increased net earnings for the quarter ended September 30, 2006 by $2.7 million, or $0.06 per diluted share. The change was due to discrete tax events primarily consisting of the reversal of tax contingencies related to the expiration of the statute of limitations for the 2002 tax year, providing reserves for tax contingencies and the evaluation of deferred taxes.
During the nine months ended September 30, 2005, the Corporation wrote down certain inventories of the Structural Composite Products business. These write downs resulted in a pretax charge of $3.5 million for the nine months ended September 30, 2005. The Corporation also recorded a $1.4 million write down of assets associated with the closure of an Ohio-based aggregates plant during the nine months ended September 30, 2005.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2006 was $209.7 million compared with $208.0 million in the comparable period of 2005. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first nine months of 2006 as compared with the year-earlier period reflects higher earnings, which were partially offset by a build up of inventories. Additionally, in accordance with FAS 123(R), excess tax benefits attributable to stock-based compensation transactions are classified as a financing cash flow as compared with the pre-adoption presentation in operating cash inflows.
Depreciation, depletion and amortization was as follows (amounts in millions):

	Nine Months Ended
	September 30,
	2006	2005
Depreciation	$95.1	$96.0
Depletion	4.6	3.9
Amortization	3.0	3.5

	$102.7	$103.4

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2005 net cash provided by operating activities was $317.8 million, compared with $208.0 million in the first nine months of 2005.
The Corporation has no required pension plan contribution for 2006. However, the Corporation made a voluntary $12 million contribution during the third quarter 2006.
First nine months capital expenditures, exclusive of acquisitions, were $212.6 million in 2006 and $156.1 million in 2005. Capital expenditures increased during the first nine months, when compared with the prior-year period, as the Corporation continued work on major plant expansion and efficiency projects. Comparable full-year capital expenditures were $221.4 million in 2005. Full-year capital spending is expected to approximate $260.0 million for 2006, including the Hunt Martin joint venture and exclusive of acquisitions, if any.
During the first nine months of 2006, the Corporation received repayment of a $12.5 million note receivable related to the divestiture of its Houston asphalt operations. The Corporation continues to have a continuing financial interest in the Houston asphalt market via a supply agreement and therefore continues to include the divested locations in continuing operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
(Continued)
During 2006, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended September 30, 2006, the Corporation repurchased 359,800 shares at an aggregate cost of $29.4 million. During the nine months ended September 30, the Corporation repurchased 1,274,200 shares at an aggregate cost of $112.6 million in 2006 compared with 1,638,000 shares at an aggregate cost of $98.9 million in 2005. In February 2006, the Board of Directors authorized management to repurchase up to an additional 5.0 million shares of its common stock. At September 30, 2006, 4,831,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
In June 2006, the Corporation extended the expiration date of its $250.0 million five-year revolving credit agreement (the “Credit Agreement”) by one year to June 30, 2011. No borrowings were outstanding under the Credit Agreement at September 30, 2006 or December 31, 2005. However, the Credit Agreement supports a $250.0 million commercial paper program, of which borrowings of $11.0 million were outstanding at September 30, 2006.
During the third quarter of 2006, the Corporation’s $125.0 million 6.9% Notes, which will mature in August 2007, became a current obligation. Management currently intends to refinance the Notes.
In September 2006, the Corporation entered into two forward starting interest rate swap agreements (the “Swap Agreements”) with a total notional amount of $150.0 million. Each of the two Swap Agreements covers $75.0 million of principal. The Swap Agreements locked in at 5.42% the interest rate relative to LIBOR related to $150.0 million of the Corporation’s anticipated refinancing of its $200.0 million 5.875% Notes due in 2008. Each of the Swap Agreements provides for a single payment at its mandatory termination date, December 1, 2008. If the LIBOR swap rate increases above 5.42% on the mandatory termination date, the Corporation will receive a payment from each of the counterparties based on the notional amount of each agreement over an assumed 10-year period. If the LIBOR swap rate falls below 5.42% on the mandatory termination date, the Corporation will be obligated to make a payment to each of the counterparties on the same basis. The change in fair value is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At September 30, 2006, the fair value of the Swap Agreements was a liability of $1.9 million and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet with a corresponding loss of $1.9 million recorded in other comprehensive earnings/loss.
During the third quarter of 2006, the Corporation declared an increase in the regular quarterly cash dividend to $0.275 per share on the Corporation’s common stock. This dividend represents a cash dividend of $1.10 per share on an annualized basis and reflects a 20 percent increase over the previous annualized amount.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 27, 2006. The Corporation was notified by the Internal Revenue Service that it will audit the consolidated federal income tax returns of the Corporation for the years ended December 31, 2005 and 2004. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK 2006 The outlook for the remainder of 2006 is positive based on continued improvement in pricing and an anticipated reduction in energy costs through the balance of the year. Management expects aggregates pricing to increase an average of 12.5% to 13.5% for the year. Aggregates shipments volume is expected to decline 1.0% to 3.0% for the year. However, the estimate of aggregates shipments volume continues to be the most uncertain element of the earnings forecast due to the dynamics of the current construction markets. For the full year 2006, the Magnesia Specialties business is expected to generate between $30 million and $32 million in pretax earnings. The Corporation continues to work on its goal of increasing revenues in the Structural Composite Products business to a level that will support breakeven operations. However, a $7 million to $9 million loss from these operations is expected for the year.
With this backdrop, net earnings per diluted share for the fourth quarter are expected to range from $1.22 to $1.42 and from the range for the year is $5.15 to $5.35, inclusive of $0.05 to $0.07 per diluted share for the initial expensing of stock options under FAS 123(R), Share-Based Payment. The earnings estimates exclude the impact of potential write downs, if any, in product lines of the Structural Composite Products business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the residential construction market; unfavorable weather conditions, particularly the early onset of winter; the volatility of fuel costs, most notably diesel fuel and natural gas; continued increases in the cost of repair and supply parts; transportation availability and costs in the Corporation’s long-haul network, notably barge availability on the Mississippi River system, the timely repair of Lock 52 and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; the sensitivity of the fourth quarter’s results due to typically lower production levels and related profitability; continued strength in the steel industry markets served by the Corporation’s Magnesia Specialties business; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments to generate earnings streams sufficient enough to support the recorded assets of the Structural Composite Products business; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2006
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 5.25% at September 30, 2006. This increase has affected the residential construction market, which accounted for approximately 20 percent of the Corporation’s aggregates shipments in 2005. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; defined benefit pension plans; and energy costs. Additionally, the shareholders’ equity of the Corporation is affected by changes in the fair value of forward starting interest rate swap agreements.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At September 30, 2006, there were outstanding commercial paper borrowings of $11.0 million. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 1% increase in interest rates on borrowings of $11.0 million would increase interest expense by $110,000 on an annual basis.
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
Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. In 2005, energy costs increased significantly, with fuel price increases lowering earnings per diluted share by $0.38. A hypothetical 10% change in the Corporation’s energy prices in 2006 as compared with 2005, assuming constant volumes, would impact 2006 pretax earnings by approximately $12.0 million.
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2006 is calculated based on assumptions selected at December 31, 2005. Therefore, interest rate risk in 2006 is limited to the potential effect related to outstanding commercial paper. Assuming outstanding commercial paper borrowings of $11.0 million, the impact of a hypothetical increase in interest rates of 1% would increase interest expense and decrease pretax earnings by $110,000. Additionally, a 10% change in energy costs would impact annual pretax earnings by $12.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
Forward-Starting Interest Rate Swap Agreements. In September 2006, the Corporation entered into forward-starting interest rate swap agreements (the “Swap Agreements”) with a total notional amount of $150.0 million. The Swap Agreements locked in at 5.42% the interest rate relative to LIBOR related to $150.0 million of the Corporation’s anticipated refinancing of its $200.0 million 5.875% Notes due in 2008. Each of the Swap Agreements provides for a single payment at its mandatory termination date, December 1, 2008. If the LIBOR swap rate increases above 5.42% on the mandatory termination date, the Corporation will receive a payment from each of the counterparties based on the notional amount of each agreement over an assumed 10-year period. If the LIBOR swap rate falls below 5.42% on the mandatory termination date, the Corporation will be obligated to make a payment to each of the counterparties on the same basis.
In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the fair values of the Swap Agreements are recorded as an asset or liability in the consolidated balance sheet. The change in fair value is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At September 30, 2006, the fair value of the Swap Agreements was a liability of $1.9 million and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet.
As a result of the Swap Agreements, the Corporation’s comprehensive earnings/loss will be affected by changes in the LIBOR rate. A hypothetical change in interest rates of 1% would change other comprehensive earnings/loss by approximately $10.0 million.
Item 4. Controls and Procedures
As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2006.
During the third quarter of 2006, the Corporation began the conversion of the remaining financial accounting systems of the businesses acquired in the 1998 acquisition of Redland Stone Products Company, which are currently a part of the Southwest Division, to the Corporation’s enterprise-wide information system solution. Management believes that the conversion of these financial accounting systems should provide a more centralized system of internal control over financial reporting for these businesses. There have been no other significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
July 1, 2006 – July 31, 2006	—	$—	—	5,190,798

August 1, 2006 – August 31, 2006	180,000	$82.51	180,000	5,010,798

September 1, 2006 – September 30, 2006	179,800	$80.99	179,800	4,830,998

Total	359,800	$81.75	359,800	4,830,998
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
No matters were submitted to a vote of security holders during the third quarter of 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Additional Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Additional Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: October 31, 2006	By:	/s/ ANNE H. LLOYD
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
EXHIBIT INDEX

Exhibit No.	Document

31.01	Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Exhibit – Regulation FD Disclosure – Written Statement dated October 31, 2006 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002