Form 10-K
period 2006-12-31
MARTIN MARIETTA MATERIALS INC
filed 2007-02-28
CIK 916076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐          No ☑
     As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,335,765,324 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 16, 2007

Common Stock, $.01 par value per share	45,054,304 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2007 (Proxy Statement)	Part III

		Page
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	33

PART IV		33

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	33

SIGNATURES		39
Exhibit 10.07
Exhibit 12.01
Exhibit 13.01
Exhibit 21.01
Exhibit 23.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02

PART I
ITEM 1. BUSINESS
General
     Martin Marietta Materials, Inc. (the “Company”) is the United States’ second largest producer of aggregates for the construction industry, including infrastructure, commercial, agricultural, and residential. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, dolomitic lime sold primarily to the steel industry, and structural composite products. In 2006, the Company’s Aggregates business accounted for 92% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 8% of the Company’s total net sales.
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
     Initially, the Company’s aggregates operations were predominantly in the Southeast, with additional operations in the Midwest. In 1995, the Company started its geographic expansion with the purchase of an aggregates business that included an extensive waterborne distribution system along the East and Gulf Coasts and the Mississippi River. Smaller acquisitions that year, including the acquisition of the Company’s granite operations on the Strait of Canso in Nova Scotia, complemented the Company’s new coastal distribution network.
     Subsequent acquisitions in 1997 and 1998 expanded the Company’s Aggregates business in the middle of the country and added a leading producer of aggregates products in Texas, which provided the Company with access to an extensive rail network in Texas. These two transactions positioned the Company for numerous additional expansion acquisitions in Ohio, Indiana, and the southwestern regions of the United States, with the Company completing 29 smaller acquisitions between 1997 and 1999, which allowed the Company to enhance and expand its presence in the aggregates marketplace.
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

     Between 2001 and 2006 the Company sold a number of nonstrategic operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest nonstrategic assets during 2007 in an effort to redeploy capital for other opportunities.
Business Segment Information
     The Company operates in four reportable business segments: the Mideast Group, Southeast Group, and West Group, comprising the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the Magnesia Specialties business and the structural composites product line. Information concerning the Company’s total revenues, net sales, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2006 is included in “Note O: Business Segments” of the “Notes to Financial Statements” on pages 37-39 of the Company’s 2006 Annual Report to Shareholders (the “2006 Annual Report”), which information is incorporated herein by reference.
Aggregates Business
     The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, commercial and residential construction industries as well as miscellaneous uses such as agriculture, railroad ballast and chemical uses. The Aggregates business also includes the operation of its other construction materials businesses. These businesses, located primarily in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations.
     The Company is the United States’ second largest producer of aggregates. In 2006, the Company’s Aggregates business shipped 198.5 million tons of aggregates primarily to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.9 billion and $400.3 million, respectively.
     The Aggregates business markets its products primarily to the construction industry, with approximately 42% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector. The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 307 quarries, underground mines, distribution facilities, and plants in 28 states, Canada, and the Bahamas. The Company’s five largest revenue-generating states (North Carolina, Texas, Georgia, Iowa, and South Carolina) account for approximately 58% of total 2006 net sales for the Aggregates business by state of destination. The Company’s business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time.
     The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Excessive rainfall can also jeopardize shipments, production, and profitability. Due to these factors, the Company’s second and third quarters are the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity and have experienced weather-related losses in recent years. During 2005, aggregates shipments in the Company’s southeastern and Gulf Coast markets were adversely affected by Hurricanes Katrina and Rita and several other storms during the 2005 record-setting hurricane season.
     Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. As a general rule, truck shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. As described below, the Company’s distribution system mainly uses trucks, but also has access to a river barge and ocean vessel network where the per mile unit cost of transporting aggregates is much lower. In addition, acquisitions have enabled the Company to extend its customer base through increased access to rail transportation. Proximity of quarry facilities to customers or to long-haul transportation corridors is an important factor in competition for aggregates business.
     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2006, the Company’s aggregates shipments moved 73% by truck, 16% by rail, and 11% by water. The majority of the rail and water movements occur in the Southeast Group and the West Group. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In recent years, the Company has brought additional capacity on line at its Bahamas and Nova Scotia locations to transport materials via oceangoing ship. Further, in 2006, the Company completed the second largest capital project in its history, a highly-automated plant and barge loadout system at its Three Rivers facility in Kentucky. This new plant, which is capable of producing more than 8 million tons per year for shipment to 14 states along the Ohio and Mississippi River network, greatly expands the Company’s long-haul distribution network.
     In addition, the Company’s acquisitions and capital projects have expanded its ability to ship material by rail, as discussed in more detail below. The Company has added additional capacity in a number of locations that can now accommodate larger unit train movements. These expansion projects have enhanced the Company’s long-haul distribution network. The Company’s process improvement program has also improved operational effectiveness through plant automation, mobile fleet modernization, right-sizing, and other cost control improvements. Accordingly, the Company has enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as geographic areas that can be accessed economically by the Company’s expanded distribution system. This distribution network moves aggregates materials from domestic and offshore sources, via rail and water, to markets where aggregates supply is limited.
     As the Company continues to move more aggregates by rail and water, embedded freight costs have consequently reduced gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increase the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, barge or ship availability, and weather disruptions. The Company has entered into long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.
     In 2005, and to a lesser extent in 2006, the Company experienced rail transportation shortages in Texas and parts of the Southeast Group. These shortages were caused by the downsizing in personnel and equipment by certain railroads during the economic downturn in the early part of this decade. Further, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. In 2006, the Company brought a new plant online on a greensite at its North Troy operation in Oklahoma, which is capable of producing 5 million tons per year and handling multiple 90-car unit trains. Certain of the Company’s sales yards in the southwestern region of the United States have the system capabilities to meet the unit train requirements. During 2005 and 2006, the Company made capital improvements to a number of its sales yards in this region in order to better accommodate unit train unloadings. Further, in 2005, the Company addressed certain of its railcar needs for future shipments by leasing 780 railcars under two master lease agreements.
     In 2005, following Hurricanes Katrina and Rita, the Company experienced delays and shortages relating to its transportation of barges along the Mississippi River system. As the Gulf Coast started to recover, the Company’s barge traffic improved. However, in 2006 the Company experienced delays in shipping materials through Lock 52 on the Ohio River, as scheduled repair and maintenance activities were performed. These delays reduced the water traffic able to pass through Lock 52, resulted in shipping delays for material shipped by barge through the lock during this time. While the delays have ended and normal water traffic has resumed, another two-week planned outage is currently scheduled for August 2007.
     During 2006, the Company continued to experience shortages of barges from time to time. Barge availability has become an issue as the rate of barges being retired is exceeding the rate at which new barges are being constructed. Shipyards that build barges are operating at capacity, and the lead time for new barges is approximately 18 months. In 2007, the Corporation will accept delivery of 50 new barges.

     The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via barges and deepwater ships should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.
     The construction aggregates industry has been in a consolidating mode. The Company’s management expects this trend to continue but at a slower rate as the number of suitable acquisition targets in high growth markets decline. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, and pursuing new opportunities related to the Company’s existing markets.
     The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates business. These vertically integrated operations accounted for approximately 5% of revenues of the Aggregates business in 2006. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, they do not represent core businesses of the Company. The results of these operations are currently insignificant to the Company as a whole. Over the last few years the Company has disposed of some of these operations. The Company continues to review carefully the acquired vertically integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities.
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
     Management believes the Aggregates business’ raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its Aggregates business. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations.

     The Company generally sells products in its Aggregates business upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. The Company generally maintains inventories of aggregate products in sufficient quantities to meet the requirements of customers.
     Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $25.0 million, $16.4 million, and $15.4 million during 2006, 2005, and 2004, respectively.
Specialty Products Business
     Magnesia Specialties Business. The Company manufactures and markets, through its Magnesia Specialties business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2006, 65% of Magnesia Specialties’ net sales were attributable to chemical products, 33% to lime, and 2% to stone.
     Given the high fixed costs associated with operating this business, low capacity utilization negatively affects its results of operations. A significant portion of the costs related to the production of magnesia-based products and dolomitic lime is of a fixed or semi-fixed nature. In addition, the production of certain magnesia chemical products and lime products requires natural gas, coal, and petroleum coke to fuel kilns. Price fluctuations of these fuels affect the profitability of this business.
     In 2006, approximately 75% of the lime produced was sold to third-party customers, while the remaining 25% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Accordingly, a portion of the profitability of the Magnesia Specialties business is dependent on steel production capacity utilization and the related marketplace. Magnesia Specialties’ products used in the steel industry accounted for approximately 43% of the net sales of the business in 2006, attributable primarily to the sale of dolomitic lime products. However, Magnesia Specialties’ management has shifted the strategic focus of its magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that business is not as dependent on the steel industry as is the dolomitic lime portion of the Magnesia Specialties business.
     The principal raw materials used in Magnesia Specialties’ products are dolomitic limestone and alkali-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.
     After the brine is used in the production process, the Magnesia Specialties business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia Specialties also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of the pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline.
     Magnesia Specialties generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. Inventory for Magnesia Specialties’ products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.
     Approximately 12% of the revenues of the Magnesia Specialties business are from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $17.0 million, $19.6 million, and $16.1 million in 2006, 2005, and 2004, respectively. As a result of these foreign market sales, the financial results of the Magnesia Specialties business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Magnesia Specialties business principally uses the U.S. dollar as the functional currency in foreign transactions.
     Structural Composite Products Line. The Company, through its wholly-owned subsidiary, Martin Marietta Composites (“MMC”), develops structural composite products. Pursuant to various agreements, MMC has rights to commercialize certain proprietary technologies related to flat panel applications. One of the agreements gives MMC the opportunity to pursue the use of certain fiber-reinforced polymer composites technologies for products where corrosion resistance and high strength-to-weight ratios are important factors, such as bridge decks, marine applications, and other structures and applications. MMC continued its research and product development activities during 2006 on these structural composites technologies and initiated or continued the manufacturing and marketing of selected products.
     In 2006, MMC narrowed the focus within several market sectors for its composite products: military, transportation, and infrastructure. Military products consist of ballistic and blast panels. Transportation products include commercial trucks and rail cars. Infrastructure products include bridge decks. MMC is currently focusing its efforts on homeland security, military applications and panel products. To date, MMC has completed 30 successful installations of bridge decks in 13 states and 2 foreign countries utilizing these composite materials technologies. In 2006 MMC stopped using its license for the manufacture of composite truck trailers and wrote off its investment in this product application of its structural composites business. MMC also downsized the management group and the hourly workforce associated with the structural composite product line. In 2007, the remaining components of the structural composites product line have specific quarterly benchmarks to achieve to determine its viability. MMC will continue to evaluate a variety of military and commercial uses for composite materials. There can be no assurance that these technologies will become profitable.
Patents and Trademarks
     As of February 16, 2007, the Company owns, has the right to use, or has pending applications for approximately 129 patents pending or granted by the United States and various countries and approximately 59 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.
Customers
     No material part of the business of any segment of the Company is dependent upon a single customer or upon a few customers, the loss of any one of which would have a material adverse effect on the segment. The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county, or municipal governments, or agencies thereof.
Competition
     Because of the impact of transportation costs on the aggregates industry, competition in the Aggregates business tends to be limited to producers in proximity to each of the Company’s production facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry or distribution location and price, but quality of aggregates and level of customer service are also factors.
     The Company is the second largest producer of aggregates in the United States based on tons shipped. There are over 3,900 companies in the United States that produce aggregates. The largest five producers account for approximately 26% of the total market. The Company, in its Aggregates business, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels, river barges, and rail have enhanced the Company’s ability to compete in the aggregates business. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.
     The Magnesia Specialties business of the Company’s Specialty Products segment competes with various companies in different geographic and product areas principally on the basis of quality, price, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 12% of revenues for the Magnesia Specialties business in 2006, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Magnesia Specialties business have greater financial resources than the Company.
     The structural composites product line of the Company’s Specialty Products segment competes with various companies in different geographic and product areas principally on the basis of technological advances, quality, price, and technical support. The structural composites product line competes for sales to customers located outside the United States. Certain of the Company’s competitors in the structural composites product line have greater financial resources than the Company.

Research and Development
     The Company conducts research and development activities principally for its Magnesia Specialties business, at its plant in Manistee, Michigan, and for its structural composites product line, at its headquarters in Raleigh, North Carolina, and its plant in Sparta, North Carolina. In general, the Company’s research and development efforts in 2006 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.7 million in 2006, $0.7 million in 2005, and $0.9 million in 2004 on research and development activities.
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
     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $8.5 million in 2006 and approximately $3.5 million in 2005 and are related to the Company’s environmental staff and ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K). Capitalized costs related to environmental control facilities were approximately $6.4 million in 2006 and are expected to be approximately $2 million in each of 2007 and 2008. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2006 and 2005. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.
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
     With respect to reclamation costs effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). See “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 36 and 37 of the 2006 Annual Report. Under FAS 143, future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.
     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings”

on pages 27 and 28 of this Form 10-K and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 36 and 37 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on pages 59 and 60 of the 2006 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.
     In general, quarry and mining facilities must comply with air quality, water quality, and noise regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry and mining sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries and mines in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, and production facilities can be situated substantial distances from surrounding property owners. Also, in certain markets the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.
     As is the case with other companies in the same industry, some of the Company’s products contain varying amounts of crystalline silica, a common mineral also known as quartz. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung diseases, including silicosis, and several scientific organizations and some states, such as California, have reported that crystalline silica can cause lung cancer. The Mine Safety and Health Administration and the Occupational Safety and Health Administration have established occupational thresholds for crystalline silica exposure as respirable dust. The Company monitors occupational exposures at its facilities and implements dust control procedures and/or makes available appropriate respiratory protective equipment to maintain the occupational exposures at or below the appropriate levels. The Company, through safety information sheets and other means, also communicates what it believes to be appropriate warnings and cautions its employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.
     The Clean Air Act Amendments of 1990 required the U.S. Environmental Protection Agency (the “EPA”) to develop regulations for a broad spectrum of industrial sectors that emit hazardous air pollutants, including lime manufacturing. The new standards to be established would require plants in the targeted industries to install feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company and other lime manufacturers through the National Lime Association (“NLA”), the leading industry trade association, worked with the EPA to define test protocols, better define the scope of the standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the lime industry. The EPA received comments on its proposed technology-based standards for the industry in November 2000, and a proposed rule for the national emission standards for lime manufacturing plants was released on December 20, 2002. The proposed rules favorably addressed many of the issues raised by NLA in the negotiation process. NLA and the Company submitted comments on the proposed rules in February 2003. The EPA published the final rule in the Federal Register on January 5, 2004, and facilities must be in compliance within three years after the date of publication. The Company successfully achieved compliance with the new technology-based standard by the January 5, 2007, deadline. The costs associated to comply with the new regulations did not have a material adverse effect on the financial condition or results of the operations of the Company or of its Magnesia Specialties business.
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
Employees
     As of February 16, 2007, the Company has approximately 5,500 employees, of which 4,070 are hourly employees and 1,430 are salaried employees. Included among these employees are 762 hourly employees represented by labor unions (13.8% of the Company’s employees). Of such amount, 13.7% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 99% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Magnesia Specialties business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2007. The Woodville collective bargaining agreement expires in June 2010. While management does not expect any significant issues in renewing the Manistee labor union agreement, there can be no assurance that a successor agreement will be reached at the Manistee location this year.
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
     The Company has adopted a Code of Ethics and Standards of Conduct that applies to all of its directors, officers, and employees. The Company’s code of ethics is available on the Company’s web site at www.martinmarietta.com. The Company intends to disclose on its Internet web site any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.
     The Company has adopted a set of Corporate Governance Guidelines to address issues of fundamental importance relating to the corporate governance of the Company, including director qualifications and responsibilities, responsibilities of key board committees, director compensation, and similar issues. Each of the Audit Committee, the Management Development and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors of the Company has adopted a written charter addressing various issues of importance relating to each committee, including the committee’s purposes and responsibilities, an annual performance evaluation of each committee, and similar issues. These Corporate Governance Guidelines, and the charters of each of these committees, are available on the Company’s web site at www.martinmarietta.com.
     The Company will make paper copies of its filings with the SEC, its Code of Ethics and Standards of Conduct, its Corporate Governance Guidelines, and the charters of its key committees, available to its shareholders free of charge upon request by writing to: Martin Marietta Materials, Inc., Attn: Corporate Secretary, 2710 Wycliff Road, Raleigh, North Carolina 27607-3033.
     The Company’s Chief Executive Officer and Chief Financial Officer are required to file with the SEC each quarter and each year certifications regarding the quality of the Company’s public disclosure of its financial condition. The annual certifications are included as Exhibits to this Annual Report on Form 10-K. The Company’s Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The filing of these certifications with the SEC and with the New York Stock Exchange is also disclosed in the Company’s 2006 Annual Report.
ITEM 1A. RISK FACTORS AND FORWARD-LOOKING STATEMENTS
     An investment in our common stock or debt securities involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase or otherwise trade our securities.
     This Form 10-K and other written reports and oral statements made from time to time by the Company contain statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. The words “may,” “wills,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “scheduled,” and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of the Company’s forward-looking statements in this Form 10-K and in other publications may turn out to be wrong.
     Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect our forward-looking statements and actual performance.
     Factors that the Company currently believes could cause its actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set out below. In addition to the risk factors described below, we urge you to read our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report to Shareholders.
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
     While our aggregate operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five revenue-generating states of North Carolina, Texas, Georgia, Iowa and South Carolina, our profitability will decrease.
     Within the construction industry, we sell our aggregate products for use in both commercial construction and residential construction. While the outlook for commercial construction is positive in many markets, residential construction declined in 2006 and is expected to decline further in 2007. Approximately 20% of our aggregates shipments in 2006 were to the residential construction market. While we believe the downturn in residential construction will moderate during the latter part of 2007, we cannot be sure of the existence or timing of any moderation.
     Our aggregate products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on these projects. For example, while the current federal highway law passed in 2005 provides funding of $286.4 billion for highway, transit, and highway safety programs through September 30, 2009, Congress must pass an appropriations bill each year to approve spending these funds. We cannot be assured that Congress will pass an appropriations bill each year to approve funding at the level authorized in the federal highway law. Similarly, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. For example, we expect delays in infrastructure spending in North Carolina and South Carolina will continue in 2007, which will limit our business growth in those states until the level and timing of spending improves.
Our aggregates business is seasonal and subject to the weather.
     Since the construction aggregates business is conducted outdoors, seasonal changes and other weather conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity and the demand for our products. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.
Our aggregates business depends on the availability of aggregate reserves or deposits and our ability to mine them economically.
     Our challenge is to find aggregate deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve growing markets. As communities have grown, they have taken up attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines, and developing a distribution network that transports aggregates products by various transportation methods, including rail and water, that allows us to transport our products longer distances than would normally be considered economical.
Our aggregates business is a capital-intensive business.
     The property and machinery needed to produce our products are very expensive. Therefore, we must have access to large amounts of cash to operate our businesses. We believe we have adequate cash to run our businesses. Because significant portions of our operating costs are fixed in nature, our financial results are sensitive to production volume changes.
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
     We may decide to pay all or part of the purchase price of any future acquisition with shares of our common stock. We may also use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our shareholders will be diluted and the price of our stock could fall. We operate our businesses with the objective of maximizing the long-term shareholder return.
     We acquired 62 companies from 1995 through 2002. Some of these acquisitions were more easily integrated into our existing operations and have performed as well or better than we expected, while others have not. We have sold underperforming and other non-strategic assets, particularly lower margin businesses like our asphalt plants in Houston, Texas, and our road paving businesses in Shreveport, Louisiana, and Texarkana, Arkansas.
Short supplies and high costs of fuel and energy affect our businesses.
     Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected at times by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results.
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
     Labor unions represent 13.7% of the hourly employees of our aggregates business and 99% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Woodville, Ohio lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2010 and August 2007, respectively. While we do not expect any significant issues in renewing the Manistee labor union agreement, we cannot be sure a new agreement will be reached at the Manistee location this year.
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
     Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail, barge, or ship. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. For example, in 2005 and partially in 2006, we experienced rail transportation shortages in Texas and parts of the southeastern region of the United States. In 2005, following Hurricanes Katrina and Rita, we experienced significant barge transportation problems along the Mississippi River system. In 2006, we experienced delays in shipping our materials through Lock 52 on the Ohio River while scheduled repair and maintenance activities were performed. While the delays have ended, and normal water traffic has resumed, another two-week planned outage is currently scheduled for August 2007.
     Water levels can also affect our ability to transport our products. High water levels limit the number of barges we can transport and can require that we use additional horsepower to tow barges. Low water levels can reduce the amount of material we can transport in each barge.
     The availability of rail cars and barges can also affect our ability to transport our products. Rail cars and barges can be used to transport many different types of products. If owners sell or lease rail cars and barges for use in other industries, we may not have enough rail cars and barges to transport our products. Barges have become particularly scarce, since barges are being retired faster than new barges are being built. Shipyards that build barges are operating at capacity, so the lead time to buy or lease a new barge can extend many months. In 2005, we leased 780 additional rail cars. In 2006, we contracted to buy 50 new barges that will be delivered in 2007.
     We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2008 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.
Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our estimates and assumptions could be wrong.
     The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. We make critical estimates and assumptions involving accounting matters including our stock-based compensation, our goodwill impairment testing, our expenses and cash requirements for our pension plans, our estimated income taxes, and how we account for our property, plant and equipment, and inventory. These estimates and assumptions involve matters that are inherently uncertain and require our subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.
     While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read about our critical accounting policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report to Shareholders.
The adoption of new accounting standards may affect our financial results.
     The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2006, we were required under new accounting standards to expense the fair value of stock options we award our management and key employees as part of their compensation. This resulted in a reduction of our earnings and made comparisons between financial periods more difficult. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2006 financial statements.
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
     Our magnesia specialties business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The magnesia specialties business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by high fuel prices or shortages.
Our structural composites product line has not generated any profits since its inception.
     Our structural composites product line faces many challenges before it becomes break-even or generates a profit. For 2007, we have set specific quarterly benchmarks for the structural composites product line to achieve in order for us to determine its viability. We cannot ensure the future profitability of this product line.
Market expectations for our financial performance are high.
     We believe that the price of our stock reflects the recent advantageous shift in industry pricing trends whereby there is increased demand for aggregates along with scarcity of supply in high-growth areas, which has resulted in prices that are higher than historic levels. If we are wrong about this change in pricing trends, then other market dynamics such as lower volumes, delays in infrastructure spending, declines in residential construction, and higher costs could result in lower pricing and lower earnings. If this happens, the market price of our stock could drop sharply. The price of our stock may also reflect market expectations regarding further consolidation of the aggregates industry.
Our articles of incorporation, bylaws, and shareholder rights plan and North Carolina law may inhibit a change in control that you may favor.
     Our articles of incorporation and bylaws, shareholder rights plan, and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:

■	a classified board of directors;

■	the requirement that our shareholders may only remove directors for cause;

■	specified requirements for calling special meetings of shareholders; and

■	the ability of our board of directors to consider the interests of various constituencies, including our employees, customers, and creditors and the local community.
In addition, we have in place a shareholder rights plan that will trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party that are not approved by the board of directors.
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
     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” on pages 17-24 of this Form 10-K, the discussion of “Competition” on page 11 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-81 of the 2006 Annual Report and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 17-24 and pages 36 and 37, respectively, of the Audited Consolidated Financial Statements included in the 2006 Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
Aggregates Business
     As of December 31, 2006, the Company processed or shipped aggregates from 294 quarries, underground mines, and distribution yards in 28 states and in Canada and the Bahamas, of which 103 are located on land owned by the Company free of major encumbrances, 59 are on land owned in part and leased in part, 128 are on leased land, and 4 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed

50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2006, the Company processed and shipped ready mixed concrete and/or asphalt products from 13 properties in 3 states, of which 11 are located on land owned by the Company free of major encumbrances and 2 are on leased land.
     The Company uses various drilling methods, depending on the type of aggregate, to estimate aggregates reserves that are economically mineable. The extent of drilling varies and depends on whether the location is a potential new site (greensite), an existing location, or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and in rare cases the Company may rely on existing geological data or results of prior drilling by third parties. Subsequent to drilling, selected core samples are tested for soundness, abrasion resistance, and other physical properties relevant to the aggregates industry. If the reserves meet the Company’s standards and are economically mineable, then they are either leased or purchased.
     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information — Application of Critical Accounting Policies — Property, Plant and Equipment” on pages 73 and 74 of the 2006 Annual Report for discussion of reserves evaluation by the Company.
     Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last 3 years, along with the Company’s estimate of years of production available, shown on a segment-by-segment basis. The number of producing quarries shown on the table include underground mines. The Company’s reserve estimates for the last 2 years are shown for comparison purposes on a state-by-state basis. The changes in reserve estimates at a particular state level from year to year reflect the tonnages of reserves on locations that have been opened or closed during the year, whether by acquisition, disposition, or otherwise; production and sales in the normal course of business; additional reserve estimates or refinements of the Company’s existing reserve estimates; opening of additional reserves at existing locations; the depletion of reserves at existing locations; and other factors. The Company evaluates its reserve estimates primarily on a Company-wide, or segment-by-segment basis, and does not believe comparisons of changes in reserve estimates on a state-by-state basis from year to year are particularly meaningful.

								Percentage of aggregate		aggregate
								reserves located at an		reserves on land
	Number of	Tonnage of Reserves for		Tonnage of Reserves for				existing quarry, and reserves		that has not been	Percent of reserves
	Producing	each general type of		each general type of		Change in Tonnage		not located at an existing		zoned for	owned and percent
State	Quarries	aggregate at 12/31/05		aggregate at 12/31/06		from 2005		quarry.		quarrying.	leased
		(Add 000)		(Add 000)		(Add 000)
	2006	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	7	50,479	12,080	46,778	12,113	(3,701)	33	100%	0%	0%	42%	58%
Arkansas	3	307,927	0	278,548	0	(29,379)	0	73%	27%	0%	25%	75%
California	1	35,755	0	23,993	0	(11,762)	0	100%	0%	0%	30%	70%
Florida	2	132,062	0	122,769	0	(9,293)	0	100%	0%	0%	0%	100%
Georgia	9	724,395	0	690,960	0	(33,435)	0	84%	16%	0%	62%	38%
Illinois	3	1,293,814	0	1,290,204	0	(3,610)	0	72%	28%	0%	9%	91%
Indiana	11	552,463	56,030	514,724	48,566	(37,739)	(7,464)	90%	10%	15%	43%	57%
Iowa	28	724,867	45,982	706,501	44,825	(18,366)	(1,157)	99%	1%	1%	13%	87%
Kansas	12	211,683	0	227,023	0	15,340	0	100%	0%	0%	35%	65%
Kentucky	3	626,403	0	577,767	46,255	(48,636)	46,255	100%	0%	0%	15%	85%
Louisiana	1	0	2,500	0	1,536	0	(964)	100%	0%	0%	0%	100%
Maryland	2	100,575	0	98,862	0	(1,713)	0	100%	0%	0%	100%	0%
Minnesota	2	367,532	0	365,195	0	(2,337)	0	100%	0%	0%	84%	16%
Mississippi	2	0	32,139	0	31,492	0	(647)	100%	0%	0%	100%	0%
Missouri	9	517,313	0	581,551	0	64,238	0	78%	12%	0%	40%	60%
Nebraska	3	95,070	0	89,840	0	(5,230)	0	100%	0%	0%	24%	76%
Nevada	3	17,307	0	167,624	0	150,317	0	100%	0%	0%	0%	100%
North Carolina	40	2,445,628	2,000	2,697,214	0	251,586	(2,000)	86%	14%	3%	68%	32%
Ohio	14	185,367	217,666	128,396	209,171	(56,971)	(8,495)	72%	28%	3%	97%	3%
Oklahoma	9	540,841	5,685	586,939	5,067	46,098	(618)	100%	—	0%	45%	55%
South Carolina	5	332,799	0	405,452	0	72,653	0	100%	0%	19%	76%	24%
Tennessee	1	0	14,760	0	14,284	0	(476)	100%	0%	0%	0%	100%
Texas	13	1,566,461	194,286	1,036,996	107,802	(529,465)	(86,484)	63%	37%	33%	60%	40%
Virginia	4	365,594	0	401,910	0	36,316	0	84%	16%	1%	69%	311%
Washington	3	34,232	0	30,588	0	(3,644)	0	85%	15%	0%	7%	93%
West Virginia	2	101,139	0	97,500	0	(3,639)	0	100%	0%	0%	20%	80%
Wisconsin	1	4,296	0	3,678	0	(618)	0	100%	0%		0%	100%
Wyoming	1	101,317	0	98,970	0	(2,347)	0	100%	0%	0%	0%	100%
U. S. Total	194	11,435,319	583,128	11,269,982	521,111	(165,337)	(62,017)			9%	48%	52%
Non-U. S.	2	943,947	0	933,568	0	(10,379)	0	100%	0%	0%	97%	3%
Grand Total	196	12,379,266	583,128	12,203,550	521,111	(175,716)	(62,017)	80%	20%	8%	52%	48%

	Total Annual Production (in tons) (add 000)			Number of years of production
	For year ended December 31			available at December 31, 2006
Reportable Segment	2006	2005	2004
Mideast Group	62,005	64,792	62,297	67.7
Southeast Group	56,663	56,612	55,931	73.6
West Group	76,648	78,203	68,635	56.8

Total Aggregates Business	195,316	199,607	186,863	65.1

Specialty Products Business
     The Magnesia Specialties business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio, and a smaller processing plant in Bridgeport, Connecticut. All of these facilities are owned.
     The Company leases a 185,000 square foot facility in Sparta, North Carolina, which serves as the assembly and manufacturing hub for the structural composites product line of Martin Marietta Composites.
Other Properties
     The Company’s principal corporate office, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices for its four reportable business segments.
     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2006, the principal properties were believed to be utilized at average productive capacities of approximately 80% and were capable of supporting a higher level of market demand.
ITEM 3. LEGAL PROCEEDINGS
     From time to time claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, blasting, vibrations, air emissions, and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from, these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of these claims will have a material adverse effect on the Company’s operations or its financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.
     The Company was not required to pay any penalties in 2006 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” on pages 36 and 37 of the 2006 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” on pages 59 and 60 of the 2006 Annual Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 16, 2007:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
Stephen P. Zelnak, Jr.	62	Chairman of the Board of Directors;	1997	President (1993-2006)
		Chief Executive Officer;	1993
		President of Aggregates Business;	1993
		Chairman of Magnesia	2005
		Specialties Business

C. Howard Nye	44	President and Chief Operating Officer	2006	Executive Vice President, Hanson Aggregates North America (2003-2006); President, Hanson Aggregates East (2000-2003)*

Daniel G. Shephard	48	Executive Vice President;	2005	Vice President-Business Development
		Chief Executive Officer	2005	and Capital Planning (2002-2005);
		of Magnesia Specialties		Senior Vice President (2004-2005);
		Business		Regional Vice President and General
				Manager-MidAmerica Region (2003-2005);
				President of Magnesia Specialties Business
				(1999-2005);
				Vice President-Marketing (2002-2004);
				Vice President and Treasurer (2000-2002)

Philip J. Sipling	59	Executive Vice President;	1997	Chairman of Magnesia Specialties
		Executive Vice President of	1993	Business (1997-2005)
		Aggregates Business

Bruce A. Vaio	46	President – Martin Marietta	2006	President – Southwest Division (1998-2006)
		Materials West;		Senior Vice President (2002-2005)
		Executive Vice President	2005

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
Roselyn R. Bar	48	Senior Vice President;	2005	Vice President (2001-2005)
		General Counsel;	2001
		Corporate Secretary	1997

Anne H. Lloyd	45	Treasurer;	2006	Vice President and Controller (1998-2005);
		Senior Vice President and	2005	Chief Accounting Officer (1999-2006)
		Chief Financial Officer

Donald M. Moe	61	Senior Vice President;	2001	Vice President (1999-2001);
		Senior Vice President of	1999	President-Mideast Division of
		Aggregates Business		Aggregates Business (1996-2006)

Jonathan T. Stewart	58	Senior Vice President,	2001
		Human Resources

*	Prior to his employment with the Company in 2006, Mr. Nye was Executive Vice President of Hanson Aggregates North America,
producer of construction aggregates, since 2003. Prior to that, Mr. Nye was President of Hanson Aggregates East from 2000 to 2003 with operating responsibility over 150 facilities in 12 states with annual revenues of more than $500 million.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” on page 82 of the 2006 Annual Report, and that information is incorporated herein by reference. There were approximately 935 holders of record of the Company’s Common Stock as of February 16, 2007.
Recent Sales of Unregistered Securities
     None.
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required in response to this subsection of Item 5 is included in Part III, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” on page 32 of this Form 10-K.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet be Purchased
	Total Number of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs
October 1, 2006 – October 31, 2006	0	$—	0	4,830,998

November 1, 2006 – November 30, 2006	120,000	$95.86	120,000	4,710,998

December 1, 2006 – December 31, 2006	480,000	$101.65	480,000	4,230,998

Total	600,000	$100.49	600,000	4,230,998

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.
ITEM 6. SELECTED FINANCIAL DATA
     The information required in response to this Item 6 is included under the caption “Five Year Summary” on page 83 of the 2006 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-81 of the 2006 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook 2007” on pages 62 and 63 of the 2006 Annual Report is not incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” on pages 79 and 80 of the 2006 Annual Report, and that information is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” on pages 13-81 of the 2006 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2006 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2006.
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
     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2006. The Company’s independent registered public accounting firm has issued an attestation report agreeing with management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2006. Management’s report on the Company’s internal controls and the related attestation report of the Company’s independent registered public accounting firm appear on pages 10 and 11 of the 2006 Annual Report, and those reports are hereby incorporated by reference in this Form 10-K. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” on page 62 of the 2006 Annual Report.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2006 (the “2007 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” on pages 28 and 29 of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” on pages 16 and 17 of this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2006 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2007 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2007 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2007 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) List of financial statements filed as part of this Form 10-K.
The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2006 Annual Report, are incorporated by reference into Item 8 on page 30 of this Form 10-K. Page numbers refer to the 2006 Annual Report:

Page
Consolidated Statements of Earnings— for years ended December 31, 2006, 2005, and 2004	13

Consolidated Balance Sheets— at December 31, 2006 and 2005	14

Consolidated Statements of Cash Flows— for years ended December 31, 2006, 2005, and 2004	15

Consolidated Statements of Shareholders’ Equity— Balance at December 31, 2006, 2005 and 2004	16

Notes to Financial Statements—	17-39

  (2) List of financial statement schedules filed as part of this Form 10-K
The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(c). The page numbers refer to this Form 10-K.

Schedule II — Valuation and Qualifying Accounts	38
All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.
The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements appears on page 12 of the 2006 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.
  (3) Exhibits
The list of Exhibits on the accompanying Index of Exhibits on pages 34-37 of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.
(b) Index of Exhibits

Exhibit
No.
3.01
—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02
—Articles of Amendment with Respect to the Junior Participating Class B Preferred Stock of the Company, dated as of October 19, 2006 (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 19, 2006) (Commission File No. 1-12744)

3.03
—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 20, 2006) (Commission File No. 1-12744)

4.01
—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

Exhibit
No.
4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01
—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006)

10.02
—$250,000,000 Five-Year Credit Agreement dated as of June 30, 2005, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 30, 2005) (Commission File No. 1-12744)

10.03
—Extension Agreement to $250,000,000 Five-Year Credit Agreement dated as of June 2, 2006, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)

10.04
—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.05
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.06
—Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

*10.07	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan**

10.08
—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

Exhibit
No.
10.09
—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.10
—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.11
—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.12
—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.13
—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.14
—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

10.15
—Amendment No. 7 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005) (Commission File No. 1-12744)**

10.16
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.17
—Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.18
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19
—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

10.20
—First Amendment to Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) (Commission File No. 1-12744)**

10.21
—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

10.22
—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2006

*13.01
—Martin Marietta Materials, Inc. 2006 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2006 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

Exhibit
No.
*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 39)

*31.01	—Certification dated February 27, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 27, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 27, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 27, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2007 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2007 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c) Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance at	to costs	other			Balance at
	beginning	and	accounts	Deductions		end of
Description	of period	expenses	describe	describe		period
(Amounts in Thousands)
Year ended December 31, 2006

Allowance for doubtful accounts	$5,545			$640	(a)	$4,905
Allowance for uncollectible notes receivable	795	$58				853

Inventory valuation allowance	12,101	3,093		973	(e)	14,221

Accumulated amortization of				213	(b)
intangible assets	29,399	3,858		12,374	(c)	20,670

Year ended December 31, 2005

Allowance for doubtful accounts	$6,505			$960	(a)	$5,545

Allowance for uncollectible notes receivable	737	$58				795
Inventory valuation allowance	5,463	6,638				12,101
Accumulated amortization of				1,328	(b)
intangible assets	29,605	3,964		2,842	(c)	29,399

Year ended December 31, 2004

Allowance for doubtful accounts	$4,594	$1,911				$6,505
Allowance for uncollectible notes receivable	602	192		$57	(a)	737
Inventory valuation allowance	5,990	945		1,393	(a)	5,463
				79	(b)

Accumulated amortization of				2,119	(b)
intangible assets	28,356	4,677		1,309	(c)	29,605

(a)	To adjust allowance for change in estimates.

(b)	Divestitures.

(c)	Write off of fully amortized intangible assets.

(d)	Write off of uncollectible accounts against allowance.

(e)	Write off of fully reserved inventory.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 27, 2007
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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Chairman of the Board and Chief Executive Officer	February 27, 2007

/s/ Anne H. Lloyd Anne H. Lloyd	Senior Vice President, Chief Financial Officer and Treasurer	February 27, 2007

/s/ Dana F. Guzzo Dana F. Guzzo	Vice President, Controller and Chief Accounting Officer	February 27, 2007

/s/ Marcus C. Bennett Marcus C. Bennett	Director	February 27, 2007

/s/ Sue W. Cole Sue W. Cole	Director	February 27, 2007

/s/ David G. Maffucci David G. Maffucci	Director	February 27, 2007

/s/ William E. McDonald William E. McDonald	Director	February 27, 2007

/s/ Frank H. Menaker, Jr. Frank H. Menaker, Jr.	Director	February 27, 2007

/s/ Laree E. Perez Laree E. Perez	Director	February 27, 2007

Signature	Title	Date
/s/ Dennis L. Rediker Dennis L. Rediker	Director	February 27, 2007

/s/ Richard A. Vinroot Richard A. Vinroot	Director	February 27, 2007

EXHIBITS

Exhibit
No.
3.01
—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02
—Articles of Amendment with Respect to the Junior Participating Class B Preferred Stock of the Company, dated as of October 19, 2006 (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 19, 2006) (Commission File No. 1-12744)

3.03
—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 20, 2006) (Commission File No. 1-12744)

4.01
—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

10.01
—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006)

Exhibit
No.
10.02
—$250,000,000 Five-Year Credit Agreement dated as of June 30, 2005, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 30, 2005) (Commission File No. 1-12744)

10.03
—Extension Agreement to $250,000,000 Five-Year Credit Agreement dated as of June 2, 2006, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)

10.04
—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.05
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.06
—Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

*10.07	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan**

10.08
—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

10.09
—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.10
—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.11
—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.12
—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.13
—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.14
—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

Exhibit
No.
10.15
—Amendment No. 7 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005) (Commission File No. 1-12744)**

10.16
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.17
—Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.18
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19
—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

10.20
—First Amendment to Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) (Commission File No. 1-12744)**

10.21
—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

10.22
—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2006

*13.01
—Martin Marietta Materials, Inc. 2006 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2006 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K at page 39)

*31.01	—Certification dated February 27, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 27, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 27, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 27, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2007 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2007 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K