Form 10-Q
period 2007-03-31
MARTIN MARIETTA MATERIALS INC
filed 2007-05-09
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007

Common Stock, $0.01 par value	42,621,912

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$18,108	$32,282	$31,153
Accounts receivable, net	250,511	242,399	241,587
Inventories, net	281,467	256,287	241,445
Current portion of notes receivable	2,294	2,521	3,641
Current deferred income tax benefits	38,823	25,317	16,519
Railcar construction advances	—	—	17,600
Other current assets	30,005	33,548	32,936

Total Current Assets	621,208	592,354	584,881

Property, plant and equipment	2,786,007	2,739,327	2,563,178
Allowances for depreciation, depletion and amortization	(1,471,424)	(1,443,836)	(1,357,673)

Net property, plant and equipment	1,314,583	1,295,491	1,205,505

Goodwill	575,670	570,538	570,336
Other intangibles, net	10,830	10,948	17,623
Noncurrent notes receivable	9,493	10,355	15,318
Other noncurrent assets	28,743	26,735	41,296

Total Assets	$2,560,527	$2,506,421	$2,434,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$9,726	$8,390	$11,294
Accounts payable	90,933	85,237	93,347
Accrued salaries, benefits and payroll taxes	14,709	25,010	16,515
Pension and postretirement benefits	5,244	6,100	6,501
Accrued insurance and other taxes	32,651	32,297	39,139
Income taxes	24,728	—	11,985
Current maturities of long-term debt and commercial paper	378,232	125,956	633
Settlement for repurchases of common stock	35,836	—	—
Other current liabilities	35,615	32,082	36,120

Total Current Liabilities	627,674	315,072	215,534

Long-term debt	578,683	579,308	705,862
Pension, postretirement and postemployment benefits	107,635	106,413	96,986
Noncurrent deferred income taxes	154,322	159,094	145,855
Other noncurrent liabilities	91,096	92,562	83,719

Total Liabilities	1,559,410	1,252,449	1,247,956

Shareholders’ Equity:
Common stock, par value $0.01 per share	428	448	456
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	61,806	147,491	238,401
Accumulated other comprehensive loss	(35,223)	(36,051)	(15,325)
Retained earnings	974,106	1,142,084	963,471

Total Shareholders’ Equity	1,001,117	1,253,972	1,187,003

Total Liabilities and Shareholders’ Equity	$2,560,527	$2,506,421	$2,434,959

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$414,477	$423,375
Freight and delivery revenues	47,709	59,544

Total revenues	462,186	482,919

Cost of sales	320,697	339,059
Freight and delivery costs	47,709	59,544

Total cost of revenues	368,406	398,603

Gross Profit	93,780	84,316

Selling, general & administrative expenses	38,273	36,161
Research and development	203	164
Other operating (income) and expenses, net	(2,515)	(3,640)

Earnings from Operations	57,819	51,631

Interest expense	11,200	9,976
Other nonoperating (income) and expenses, net	(2,681)	(2,094)

Earnings from continuing operations before income tax expense	49,300	43,749
Income tax expense	16,654	13,847

Earnings from continuing operations	32,646	29,902
Gain on discontinued operations, net of related tax expense of $169 and $519, respectively	344	1,104

Net Earnings	$32,990	$31,006

Net Earnings Per Common Share:
Basic from continuing operations	$0.73	$0.66
Discontinued operations	0.01	0.02

	$0.74	$0.68

Diluted from continuing operations	$0.72	$0.64
Discontinued operations	0.01	0.02

	$0.73	$0.66

Cash Dividends Per Common Share	$0.275	$0.23

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	44,548	45,750
Effect of dilutive employee and director awards	765	1,035

Diluted weighted average number of common shares and assumed conversions	45,313	46,785

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$32,990	$31,006
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	35,983	32,681
Stock-based compensation expense	3,874	2,220
Gains on divestitures and sales of assets	(1,626)	(2,769)
Deferred income taxes	966	(2,430)
Excess tax benefits from stock-based compensation transactions	(11,789)	(7,197)
Other items, net	(585)	(983)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(8,113)	(16,575)
Inventories, net	(24,889)	(18,795)
Accounts payable	5,695	(98)
Other assets and liabilities, net	16,546	15,441

Net cash provided by operating activities	49,052	32,501

Investing activities:
Additions to property, plant and equipment	(49,864)	(74,361)
Acquisitions, net	(12,048)	(2,847)
Proceeds from divestitures and sales of assets	3,027	18,233
Proceeds from sale of investments	—	25,000
Railcar construction advances	—	(17,600)

Net cash used for investing activities	(58,885)	(51,575)

Financing activities:
Repayments of long-term debt	(365)	(415)
Borrowings on commercial paper and line of credit	252,546	160
Change in bank overdraft	1,336	4,004
Payments on capital lease obligations	(43)	(21)
Dividends paid	(12,477)	(10,619)
Repurchases of common stock	(266,148)	(39,993)
Issuances of common stock	9,021	13,169
Excess tax benefits from stock-based compensation transactions	11,789	7,197

Net cash used for financing activities	(4,341)	(26,518)

Net decrease in cash and cash equivalents	(14,174)	(45,592)
Cash and cash equivalents, beginning of period	32,282	76,745

Cash and cash equivalents, end of period	$18,108	$31,153

Noncash financing activities:
Repurchases of common stock to be settled	$35,836	$—
Supplemental disclosures of cash flow information
Cash paid for interest	$5,540	$4,525
Cash refunds for income taxes	$(17,281)	$(8,345)
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’
(in thousands)	Stock	Stock	Paid-in-Capital	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2006	44,851	$448	$147,491	$(36,051)	$1,142,084	$1,253,972
Increase in reserves for uncertain tax positions for FIN 48 adoption	—	—	—	—	(1,407)	(1,407)

Net earnings	—	—	—	—	32,990	32,990
Unrecognized actuarial losses, prior service costs and transition assets related to FAS 158, net of tax	—	—	—	449	—	449
Foreign currency translation gain, net of tax	—	—	—	177	—	177
Change in fair value of forward starting interest rate swap agreements, net of tax	—	—	—	202	—	202

Comprehensive earnings						33,818

Dividends declared	—	—	—	—	(12,477)	(12,477)
Issuances of common stock for stock award plans	383	4	25,317	—	—	25,321
Repurchases of common stock (1)	(2,335)	(24)	(114,876)	—	(187,084)	(301,984)
Stock-based compensation expense	—	—	3,874	—	—	3,874

Balance at March 31, 2007	42,899	$428	$61,806	$(35,223)	$974,106	$1,001,117

(1)	Repurchases of common stock in excess of the value of additional paid-in-capital were recorded against retained earnings. Additional paid-in-capital at March 31, 2007 represents the pool of excess tax benefits, the expensed portion of restricted stock awards and incentive stock awards, and unissued shares of common stock earned as compensation but deferred by the Corporations’ Board of Directors.
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2007 are not indicative of the results expected for the full year.

Retirement Plans and Postretirement Benefits

On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS 87, 88, 106 and 132(R) (“FAS 158”) prospectively. In connection with the adoption, the Corporation increased accumulated other comprehensive loss by $20,418,000, net of tax, at December 31, 2006 for the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligations remaining from the initial adoption of FAS 87 and FAS 106. During the three months ended March 31, 2007, $449,000, net of tax, of these unrecognized amounts was recognized as a component of net periodic benefit cost pursuant to the Corporation’s historical accounting policy for amortizing such amounts.

Uncertain Tax Positions

Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109 (“FIN 48”). FIN 48 requires the recognition of a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Uncertain Tax Positions (continued)

In connection with the adoption of FIN 48, the Corporation increased its reserves for uncertain tax positions and reduced retained earnings at January 1, 2007 by $1,407,000, primarily as a result of providing interest accruals on uncertain temporary tax positions related to temporary or timing differences.

At January 1, 2007, the total amount of gross unrecognized tax benefits, excluding interest, was $29,248,000. Unrecognized tax benefits of $10,577,000, net of federal tax benefits, related to interest accruals and permanent income tax differences would favorably affect the Corporation’s effective tax rate if recognized. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Corporation anticipates that it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within the succeeding twelve months as a result of the expiration of the federal statute of limitations for examination of the 2003 tax year and the settlement of the Internal Revenue Service audits for the 2004 and 2005 tax years. The Corporation estimates that these events could result in a reasonably possible change in unrecognized tax benefits ranging from $8,278,000 to $27,772,000.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense and penalties, if incurred, are recorded as operating expenses in the consolidated statement of earnings. Accrued interest of $4,984,000 was recorded as a current FIN 48 liability in the Corporation’s consolidated balance sheet at March 31, 2007.

The Corporation’s open tax years that are subject to examination are 2003 through 2006. The Internal Revenue Service is currently auditing the Corporation’s consolidated federal income tax returns for the years ended December 31, 2005 and 2004.

2.	Divestitures and Discontinued Operations

In 2007, the Corporation disposed of or permanently shut down certain underperforming operations in the following markets:

Reportable Segment	Markets
Mideast Group	West Virginia
West Group	Kansas and New Mexico
These divestitures represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Divestitures and Discontinued Operations (continued)

The discontinued operations included the following net sales, pretax loss on operations, pretax gain on disposals, income tax expense and overall net earnings (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales	$55	$1,131

Pretax loss on operations	$(447)	$(600)
Pretax gain on disposals	960	2,223

Pretax gain	513	1,623
Income tax expense	169	519

Net earnings	$344	$1,104

3.	Inventories

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in Thousands)
Finished products	$234,955	$213,302	$201,464
Products in process and raw materials	21,138	19,271	17,182
Supplies and expendable parts	40,181	37,935	34,375

	296,274	270,508	253,021
Less allowances	(14,807)	(14,221)	(11,576)

Total	$281,467	$256,287	$241,445

4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total for the quarter ended March 31, 2007 (dollars in thousands):

		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$106,757	$60,494	$403,287	$570,538
Acquisitions	—	—	5,132	5,132

Balance at end of period	$106,757	$60,494	$408,419	$575,670

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,836	$249,829	$249,807
5.875% Notes, due 2008	203,693	204,224	205,776
6.9% Notes, due 2007	124,997	124,995	124,990
7% Debentures, due 2025	124,317	124,312	124,299
Commercial paper and line of credit, interest rates ranging from 5.35% to 5.82%	253,083	537	—
Acquisition notes, interest rates ranging from 2.11% to 8.00%	689	702	798
Other notes	300	665	825

	956,915	705,264	706,495
Less current maturities	(378,232)	(125,956)	(633)

Total	$578,683	$579,308	$705,862

The carrying values of the Notes due in 2008 included $3,907,000, $4,469,000 and $6,110,000 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, for the unamortized value of terminated interest rate swaps.
The Corporation entered into two forward starting interest rate swap agreements in September 2006 related to $150,000,000 of the Corporation’s anticipated refinancing of its $200,000,000 5.875% Notes due in 2008 (the “Swap Agreements”). At March 31, 2007, the fair value of the Swap Agreements was a liability of $1,617,000 and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the three months ended March 31, 2007 included a gain of $202,000, net of tax, for the change in fair value of the Swap Agreements. At December 31, 2006, the fair value of the Swap Agreements was a liability of $1,951,000.
Borrowings of $248,000,000 were outstanding under the commercial paper program at March 31, 2007. No commercial paper borrowings were outstanding at December 31, 2006 or March 31, 2006.
At March 31, 2007 and December 31, 2006, borrowings of $5,083,000 and $537,000, respectively, were outstanding under a $10,000,000 line of credit. No borrowings were outstanding under the line of credit at March 31, 2006.
As described more fully in Note 10, the Corporation issued $475,000,000 of Senior Notes subsequent to March 31, 2007 and repaid its outstanding commercial paper obligations and other short-term loans.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Income Taxes

	Three Months Ended March 31,
	2007	2006
Estimated effective income tax rate:
Continuing operations	33.8%	31.7%

Discontinued operations	32.9%	32.0%

Overall	33.8%	31.7%

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
The increase in the Corporation’s effective tax rate for continuing operations for the first quarter 2007 results from the discrete tax impact of stock option exercises during the quarter, deemed dividends on certain foreign source income and the effect of applying FIN 48. The effective income tax rate increased 90 basis points during the first quarter 2007 as a result of the evaluation of the Corporation’s tax positions in accordance with FIN 48.
7. Pension and Postretirement Benefits
The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three months ended March 31 (dollars in thousands):

	Pension		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$3,024	$3,032	$172	$142
Interest cost	4,804	4,514	738	687
Expected return on assets	(5,619)	(4,906)	—	—
Amortization of:
Prior service cost (credit)	172	152	(324)	(308)
Actuarial loss (gain)	852	780	42	(21)

Total net periodic benefit cost	$3,233	$3,572	$628	$500

8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments

In the fourth quarter of 2006, the Corporation reorganized the operations and management of its Aggregates business, which resulted in a change to its reportable segments. Currently, the Corporation conducts its aggregates operations through three reportable business segments: Mideast Group, Southeast Group and West Group. The Corporation also has a Specialty Products segment that includes magnesia chemicals, dolomitic lime and focused activity in structural composites.

The following tables display selected financial data for the Corporation’s reportable business segments (dollars in thousands). Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments. Prior year information has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

	Three Months Ended
	March 31,
	2007	2006
Total revenues:
Mideast Group	$123,692	$126,911
Southeast Group	149,311	149,396
West Group	146,800	161,319

Total Aggregates Business	419,803	437,626
Specialty Products	42,383	45,293

Total	$462,186	$482,919

Net sales:
Mideast Group	$117,191	$117,278
Southeast Group	133,335	126,174
West Group	125,419	138,514

Total Aggregates Business	375,945	381,966
Specialty Products	38,532	41,409

Total	$414,477	$423,375

Earnings (Loss) from operations:
Mideast Group	$34,718	$29,260
Southeast Group	27,019	15,669
West Group	(1,397)	5,895

Total Aggregates Business	60,340	50,824
Specialty Products	7,377	6,924
Corporate	(9,898)	(6,117)

Total	$57,819	$51,631

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Subsequent Events

Subsequent to March 31, 2007, the Corporation repurchased 283,000 shares of its common stock at an aggregate price of $38,927,000, or $137.55 per share, pursuant to a 10b5-1 plan.

During April 2007, the Corporation borrowed $100,000,000 of money market notes at a weighted average interest rate of 5.43%. The money market notes matured through May 2, 2007.

On April 17, 2007, the Corporation entered into an amendment of its $250,000,000 five-year revolving credit agreement, which modified the leverage ratio covenant in the agreement. As modified, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. The covenant has certain exceptions related to qualifying acquisitions, as defined.

On April 25, 2007, the Corporation issued $250,000,000 of 6.25% Senior Notes due in 2037 and $225,000,000 of Floating Rate Senior Notes due in 2010 (collectively, the “Notes”). The 6.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a “make whole” redemption price. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR plus 0.15% and may not be redeemed prior to maturity. Upon a change of control repurchase event, the Corporation will be required to make an offer to repurchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest to, but not including, the purchase date. The Notes, which are unsecured, were used to repay the Corporation’s outstanding commercial paper obligations ($248,000,000 outstanding at March 31, 2007) and other short-term loans and are anticipated to be used to fund the repayment of its $125,000,000 6.9% Notes due in August 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 310 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2007 and 2006 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
Gross Margin in Accordance with GAAP

	2007	2006
Gross profit	$93,780	$84,316

Total revenues	$462,186	$482,919

Gross margin	20.3%	17.5%

Gross Margin Excluding Freight and Delivery Revenues

	2007	2006
Gross profit	$93,780	$84,316

Total revenues	$462,186	$482,919
Less: Freight and delivery revenues	(47,709)	(59,544)

Net sales	$414,477	$423,375

Gross margin excluding freight and delivery revenues	22.6%	19.9%

Operating Margin in Accordance with GAAP

	2007	2006
Earnings from operations	$57,819	$51,631

Total revenues	$462,186	$482,919

Operating margin	12.5%	10.7%

Operating Margin Excluding Freight and Delivery Revenues

	2007	2006
Earnings from operations	$57,819	$51,631

Total revenues	$462,186	$482,919
Less: Freight and delivery revenues	(47,709)	(59,544)

Net sales	$414,477	$423,375

Operating margin excluding freight and delivery revenues	13.9%	12.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
Notable items for the quarter ended March 31, 2007 included:
•	Earnings per diluted share of $0.73 compared with $0.66 in the prior-year quarter

•	Net sales of $414.5 million, down 2.1% compared with the prior-year first quarter

•	Heritage aggregates product line pricing up 15.4%; heritage volume decreased 14.6%

•	Heritage aggregates product line gross margin up 310 basis points

•	Repurchased 2,335,000 shares of common stock (over 5% of outstanding common shares) for $302.0 million at an average cost of $129.33 per share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2007 and 2006. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million for the quarters ended March 31, 2007 and 2006. Consolidated other operating income and expenses, net, was income of $2.5 million and $3.6 million for the quarters ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$117,191		$117,278
Southeast Group	133,335		126,174
West Group	125,419		138,514

Total Aggregates Business	375,945	100.0	381,966	100.0
Specialty Products	38,532	100.0	41,409	100.0

Total	$414,477	100.0	$423,375	100.0

Gross profit:
Mideast Group	$44,333		$36,206
Southeast Group	33,887		21,960
West Group	8,585		17,051

Total Aggregates Business	86,805	23.1	75,217	19.7
Specialty Products	10,187	26.4	9,584	23.1
Corporate	(3,212)	—	(485)	—

Total	$93,780	22.6	$84,316	19.9

Selling, general & administrative expenses:
Mideast Group	$10,442		$9,791
Southeast Group	7,356		6,778
West Group	11,418		11,684

Total Aggregates Business	29,216	7.8	28,253	7.4
Specialty Products	2,687	7.0	2,748	6.6
Corporate	6,370	—	5,160	—

Total	$38,273	9.2	$36,161	8.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$34,718		$29,260
Southeast Group	27,019		15,669
West Group	(1,397)		5,895

Total Aggregates Business	60,340	16.1	50,824	13.3
Specialty Products	7,377	19.1	6,924	16.7
Corporate	(9,898)	—	(6,117)	—

Total	$57,819	13.9	$51,631	12.2

Net sales for the Aggregates business for the 2007 first quarter were $375.9 million, a 1.6% decrease over 2006 first-quarter sales of $382.0 million. Aggregates pricing at heritage locations was up 15.4%, while volume decreased 14.6%. Inclusive of acquisitions and divestitures, aggregates pricing for the quarter increased 15.3% and aggregates product line volume decreased 14.8%. Aggregates pricing was better than expected due to favorable product and geographic mix. Severe winter weather conditions, particularly in the West Group and in the Indiana and Ohio areas, led to weaker than expected volumes and skewed sales volume towards the Southeastern and Carolinas markets, leading to the favorable geographic mix. In addition to the weather effect on volume, aggregates demand from residential construction was down significantly, as expected.
Aggregates quarry-level production costs decreased during the quarter. The primary driver of cost reduction was the control of labor costs during the quarter, particularly in those areas hardest hit by severe winter weather. Total paid man-hours declined nearly 15%, while productivity, as measured by tons per paid man-hour, increased 3.5% as compared with the prior-year quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
The following tables present volume and pricing data and shipments data for heritage aggregates operations, acquisitions and divested operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	March 31, 2007
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(18.5%)	22.7%
Southeast Group	(9.5%)	16.0%
West Group	(15.8%)	6.3%
Heritage Aggregates Operations	(14.6%)	15.4%
Aggregates Business (3)	(14.8%)	15.3%

	Three Months Ended
	March 31,
	2007	2006
Shipments (tons in thousands)
Heritage Aggregates Product Line (2):
Mideast Group	10,743	13,177
Southeast Group	12,410	13,716
West Group	13,122	15,582

Heritage Aggregates Operations	36,275	42,475
Acquisitions	4	—
Divestitures(4)	1	114

Aggregates Business (3)	36,280	42,589

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates product line excludes acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Business includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Furthermore, excessive rainfall can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, first quarter results are not indicative of expected performance for the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
First-quarter results for the Specialty Products segment, which includes magnesia chemicals, dolomitic lime and focused activity in structural composites, were positive, despite declining sales. Specialty Products’ net sales were $38.5 million for the first quarter 2007 compared with $41.4 million for the prior-year period. Earnings from operations for the quarter were $7.4 million compared with $6.9 million in the year-earlier period. Management has established specific quarterly benchmarks for 2007 to evaluate the viability of the remaining components of the structural composites product line.
Selling, general and administrative expenses as a percentage of net sales for the quarter increased from 8.5% in 2006 to 9.2% in 2007. The growth in the expense ratio results from lower sales revenue coupled with $1.6 million in increased performance-based incentive compensation costs that reward senior management based on the excess of return on invested capital as compared to the weighted average cost of capital.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the first quarter, consolidated other operating income and expenses, net, was income of $2.5 million in 2007 compared with $3.6 million in 2006. The decrease resulted primarily from a $2.1 million judgment in favor of the Corporation in connection with a land condemnation in 2006 and was partially offset by higher gains on receivables in 2007.
Consolidated interest expense was $11.2 million for the first quarter 2007 as compared with $10.0 million for the prior-year quarter. The increase resulted from $0.6 million of interest on outstanding commercial paper obligations and a lower amount of capitalized interest related to major plant expansion and efficiency projects in 2007 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, was income of $2.7 million in 2007 compared with $2.1 million in 2006. For the quarter ended March 31, 2007, the elimination of minority interest for consolidated subsidiaries decreased other nonoperating expense by $0.6 million and was offset by a $0.7 million decrease in interest income.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
The Corporation’s effective income tax rate for continuing operations increased to 33.8% for the first quarter 2007 as compared with 31.7% for the prior-year quarter. The increase in the effective tax rate results from the discrete tax impact of stock option exercises during the quarter, deemed dividends on certain foreign source income and the effect of applying Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109 (“FIN 48”). FIN 48 requires that management evaluate its tax positions for all open tax years to determine if the position is more-likely-than-not to be sustained upon examination by taxing authorities having full knowledge of all relevant information. The effective income tax rate increased 90 basis points during the quarter as a result of the evaluation of the Corporation’s tax positions in accordance with FIN 48.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the three months ended March 31, 2007 was $49.1 million compared with $32.5 million in the comparable period of 2006. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first three months of 2007 as compared with the year-earlier period reflects slightly higher earnings, a higher accrual for income tax obligations and a lower increase in accounts receivable in 2007 resulting from better collection efforts and lower sales, and was partially offset by a higher build up of inventories and increased tax benefits from stock option exercise activity.
Depreciation, depletion and amortization was as follows (amounts in millions):

	Three Months Ended
	March 31,
	2007	2006
Depreciation	$34.4	$30.7
Depletion	0.9	0.9
Amortization	0.7	1.1

	$36.0	$32.7

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2006 net cash provided by operating activities was $338.2 million, compared with $32.5 million for the first three months of 2006.
First quarter capital expenditures, exclusive of acquisitions, were $49.9 million in 2007 and $74.4 million in 2006. Capital expenditures during the first three months of 2006 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $266.0 million in 2006. Full-year capital spending is expected to approximate $235.0 million for 2007, including the Hunt Martin joint venture and exclusive of acquisitions, if any. Additionally, in 2007, the Corporation expects to enter into a lease agreement for 50 barges with a total commitment of approximately $24.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
During the first quarter of 2006, the Corporation received repayment of a $12.5 million note receivable related to the divestiture of its Houston asphalt operations. The Corporation continues to have a continuing financial interest in the Houston asphalt market via a supply agreement and therefore continues to include the divested locations in continuing operations.
During 2007, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. In February 2006, the Board of Directors authorized management to repurchase up to an additional 5.0 million shares of its common stock. For the quarter ended March 31, 2007, the Corporation repurchased 2,335,000 shares at an aggregate cost of $302.0 million as compared with 414,400 shares at an aggregate cost of $40.0 million in 2006. At March 31, 2007, 1,896,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
In September 2006, the Corporation entered into two forward starting interest rate swap agreements (the “Swap Agreements”) related to $150.0 million of the Corporation’s anticipated refinancing of its $200.0 million 5.875% Notes due in 2008. The change in fair value of the Swap Agreements, net of income taxes, is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At March 31, 2007, the fair value of the Swap Agreements was a liability of $1.6 million and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the three months ended March 31, 2007 included a gain of $202,000, net of tax, for the change in fair value of the Swap Agreements.
At March 31, 2007, commercial paper borrowings of $248.0 million were outstanding. Additionally, the Corporation’s $125.0 million 6.9% Notes will mature in August 2007.
During April 2007, the Corporation borrowed $100.0 million of money market notes at a weighted average interest rate of 5.43%. The money market notes matured through May 2, 2007.
On April 17, 2007, the Corporation entered into an amendment of its $250,000,000 five-year revolving credit agreement, which modified the leverage ratio covenant in the agreement. As modified, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. The covenant has certain exceptions related to qualifying acquisitions, as defined.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
On April 25, 2007, the Corporation issued $250.0 million of 6.25% Senior Notes due in 2037 and $225.0 million of Floating Rate Senior Notes due in 2010 (collectively, the “Notes”). The 6.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a “make whole” redemption price. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR plus 0.15% and may not be redeemed prior to maturity. Upon a change of control repurchase event, the Corporation will be required to make an offer to repurchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest to, but not including, the purchase date. The Notes, which are unsecured, were used to repay the Corporation’s outstanding commercial paper obligations ($248.0 million outstanding at March 31, 2007) and other short-term loans and are anticipated to be used to fund the repayment of its $125.0 million 6.9% Notes due in August 2007.
The management team and Board of Directors have focused on establishing prudent leverage targets that provide for value creation through strong operational performance, continued investment in internal growth opportunities, financial flexibility to support opportunistic and strategic acquisitions and a return of cash to shareholders through sustainable dividends and share repurchase programs while maintaining a solid investment grade rating. Given these parameters, in the ordinary course of business, the Corporation expects to manage its leverage within a range of 2.0 to 2.5 times consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the underlying credit agreement.
Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends in 2007.
The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated “BBB+” by Standard & Poor’s and “Baa1” by Moody’s. The Corporation’s commercial paper obligations are rated “A-2” by Standard & Poor’s and “P-2” by Moody’s. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.
Contractual Obligations
Upon adoption of FIN 48 at January 1, 2007, the Corporation had gross unrecognized tax benefits, excluding interest, of $29.2 million. The Corporation anticipates settlement of $27.8 million with the taxing authorities in the upcoming twelve months and settlement of $1.4 million in one to three years.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
ACCOUNTING CHANGES As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2007, the Corporation adopted FIN 48 and reduced retained earnings by $1.4 million.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK 2007 Based upon the strong first-quarter performance and other favorable developments, management continues to have a positive outlook for 2007. Aggregates product line pricing is expected to increase 10% to 11.5% for the year, reflecting continued supply constraints in many of the Corporation’s southeast and southwest market areas as well as the rapidly escalating replacement cost of strategically located mineral reserves. Demand for aggregates products is expected to be flat to down 2% with expectations of a softer construction market in the first half of 2007 mitigated by volume growth in the back half of 2007. Commercial and infrastructure construction is expected to increase in 2007, although not at the same rate as in 2006.
The delays in infrastructure spending in North Carolina and South Carolina are expected to continue throughout 2007; however, management continues to believe that the environment remains positive for pricing improvements and, combined with the Corporation’s strict adherence to cost management, it expects to be able to more than offset these infrastructure issues and report increased earnings. Management believes residential construction is likely to decline significantly in the first half of 2007 with the downturn beginning to moderate during the latter part of the year as same-on-same comparisons should become easier. Volume growth in other uses of aggregates products, including chemical grade stone used in controlling electric power plant emissions and railroad ballast, is expected to continue in 2007.
The Specialty Products segment, which includes magnesia chemicals, dolomitic lime and focused activity in structural composites, is expected to contribute $33 million to $36 million in pretax earnings in 2007 compared with $22 million in 2006. Management expects the magnesia chemicals business to continue to grow and demand for dolomitic lime from the steel industry to be flat or down slightly
Management has raised guidance for net earnings for the full-year 2007 to a range of $6.10 to $6.65 per diluted share. For the second quarter of 2007, management expects net earnings to range from $1.85 to $2.10 per diluted share. Both ranges include the impact of FIN 48.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
OTHER MATTERS If you are interested in Martin Marietta Materials, Inc. stock, management recommends that, at a minimum, you read the Corporation’s current Annual Report and Forms 10-K, 10-Q and 8-K reports to the SEC over the past year. The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Corporation’s web site at www.martinmarietta.com and are also available at the SEC’s web site at www.sec.gov. You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states, and in South Carolina, the Corporation’s fifth largest state as measured by 2006 Aggregates’ business net sales; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the residential construction market and the impact, if any, on commercial construction; unfavorable weather conditions, including hurricane activity; the volatility of fuel costs, most notably diesel fuel, liquid asphalt and natural gas; continued increases in the cost of repair and supply parts; logistical issues and costs, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; continued strength in the steel industry markets served by the Corporation’s dolomitic lime products; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments to generate earnings streams sufficient enough to support the recorded assets of the structural composites product line; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2007
(Continued)
INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006, by writing to:
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 5.25% at March 31, 2007. This increase could affect the residential construction market, which accounted for approximately 17% of the Corporation’s aggregates product line shipments in 2006. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; defined benefit pension plans; and energy costs. Additionally, the shareholders’ equity of the Corporation is affected by changes in the fair value of forward starting interest rate swap agreements.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2007, commercial paper borrowings of $248.0 million were outstanding. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100 basis point increase in interest rates on borrowings of $248.0 million would increase interest expense by $2.5 million on an annual basis.
Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.
Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. In 2006, energy costs increased significantly, with fuel price increases lowering earnings per diluted share by $0.36. A hypothetical 10% change in the Corporation’s energy prices in 2007 as compared with 2006, assuming constant volumes, would impact 2007 pretax earnings by approximately $17.8 million.
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2007 is calculated based on assumptions selected at December 31, 2006. Therefore, interest rate risk in 2007 is limited to the potential effect related to outstanding commercial paper, of which $248.0 million was outstanding at March 31, 2007. Assuming outstanding commercial paper borrowings of $248.0 million, the impact of a hypothetical increase in interest rates of 1% would increase interest expense and decrease pretax earnings by $2.5 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $17.8 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
Forward Starting Interest Rate Swap Agreements. In September 2006, the Corporation entered into forward starting interest rate swap agreements (the “Swap Agreements”) for the anticipated refinancing of $150.0 million of its $200.0 million 5.875% Notes due in 2008. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the fair values of the Swap Agreements are recorded as an asset or liability in the consolidated balance sheet. The change in fair value is recorded directly in shareholders’ equity, net of taxes, as other comprehensive earnings/loss. At March 31, 2007, the fair value of the Swap Agreements was a liability of $1.6 million and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet.
As a result of the Swap Agreements, the Corporation’s comprehensive earnings/loss will be affected by changes in the LIBOR rate. A hypothetical change in interest rates of 100 basis points would change other comprehensive earnings/loss by approximately $6.1 million, which is net of taxes of $3.9 million.
Item 4. Controls and Procedures
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors.
Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2007 – January 31, 2007	—	$—	—	4,230,998

February 1, 2007 – February 28, 2007	450,000	$129.69	450,000	3,780,998

March 1, 2007 – March 31, 2007	1,885,000	$129.24	1,885,000	1,895,998

Total	2,335,000	$129.33	2,335,000	1,895,998
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
No matters were submitted to a vote of security holders during the first quarter of 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	Amendment to $250,000,000 Five-Year Credit Agreement dated as of April 17, 2007 among Martin Marietta Materials Inc., the bank parties thereto and JP Morgan Chase Bank, N.A., as Administrative Agent

31.01	Certification dated May 9, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 9, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 9, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 9, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 9, 2007	By:	/s/ ANNE H. LLOYD
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
EXHIBIT INDEX

Exhibit No.	Document

10.01	Amendment to $250,000,000 Five-Year Credit Agreement dated as of April 17, 2007 among Martin Marietta Materials Inc., the bank parties thereto and JP Morgan Chase Bank, N.A., as Administrative Agent

31.01	Certification dated May 9, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 9, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 9, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 9, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002