Form 10-Q
period 2007-06-30
MARTIN MARIETTA MATERIALS INC
filed 2007-08-07
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007

Common Stock, $0.01 par value	41,796,336

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$30,890	$32,282	$20,386
Accounts receivable, net	296,644	242,399	292,559
Inventories, net	297,800	256,287	243,714
Current portion of notes receivable, net	1,818	2,521	2,494
Current deferred income tax benefits	38,942	25,317	16,906
Other current assets	25,189	33,548	31,708

Total Current Assets	691,283	592,354	607,767

Property, plant and equipment	2,846,337	2,739,327	2,641,697
Allowances for depreciation, depletion and amortization	(1,498,897)	(1,443,836)	(1,385,697)

Net property, plant and equipment	1,347,440	1,295,491	1,256,000

Goodwill	574,667	570,538	570,336
Other intangibles, net	10,307	10,948	16,846
Noncurrent notes receivable	8,812	10,355	10,836
Other noncurrent assets	35,218	26,735	40,231

Total Assets	$2,667,727	$2,506,421	$2,502,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$4,071	$8,390	$15,324
Accounts payable	92,351	85,237	99,526
Accrued salaries, benefits and payroll taxes	19,153	25,010	20,664
Pension and postretirement benefits	5,265	6,100	6,268
Accrued insurance and other taxes	35,285	32,297	43,442
Income taxes	36,034	—	24,088
Current maturities of long-term debt and commercial paper	127,068	125,956	13,989
Other current liabilities	34,144	32,082	27,275

Total Current Liabilities	353,371	315,072	250,576

Long-term debt	1,051,527	579,308	705,359
Pension, postretirement and postemployment benefits	109,418	106,413	97,056
Noncurrent deferred income taxes and reserves for uncertain tax positions	160,168	159,094	143,678
Other noncurrent liabilities	88,906	92,562	86,062

Total Liabilities	1,763,390	1,252,449	1,282,731

Shareholders’ Equity:
Common stock, par value $0.01 per share	417	448	453
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	72,195	147,491	205,529
Accumulated other comprehensive loss	(29,574)	(36,051)	(15,325)
Retained earnings	861,299	1,142,084	1,028,628

Total Shareholders’ Equity	904,337	1,253,972	1,219,285

Total Liabilities and Shareholders’ Equity	$2,667,727	$2,506,421	$2,502,016

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$534,622	$516,759	$948,634	$939,595
Freight and delivery revenues	60,479	70,274	108,174	129,807

Total revenues	595,101	587,033	1,056,808	1,069,402

Cost of sales	356,600	363,619	676,980	701,825
Freight and delivery costs	60,479	70,274	108,174	129,807

Total cost of revenues	417,079	433,893	785,154	831,632

Gross Profit	178,022	153,140	271,654	237,770

Selling, general & administrative expenses	44,309	37,148	82,582	73,309
Research and development	186	140	389	304
Other operating (income) and expenses, net	(3,068)	(3,592)	(5,583)	(7,230)

Earnings from Operations	136,595	119,444	194,266	171,387

Interest expense	16,702	9,708	27,902	19,684
Other nonoperating (income) and expenses, net	(1,160)	(306)	(3,841)	(2,402)

Earnings from continuing operations before income tax expense	121,053	110,042	170,205	154,105
Income tax expense	38,436	34,155	55,044	48,096

Earnings from continuing operations	82,617	75,887	115,161	106,009
Gain (Loss) on discontinued operations, net of related tax expense of $342, $125, $557 and $550 respectively	335	(97)	781	787

Net Earnings	$82,952	$75,790	$115,942	$106,796

Net Earnings Per Common Share:
Basic from continuing operations	$1.94	$1.66	$2.65	$2.32
Discontinued operations	0.01	—	0.02	0.02

	$1.95	$1.66	$2.67	$2.34

Diluted from continuing operations	$1.91	$1.63	$2.60	$2.27
Discontinued operations	0.01	—	0.02	0.02

	$1.92	$1.63	$2.62	$2.29

Cash Dividends Per Common Share	$0.275	$0.23	$0.55	$0.46

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	42,458	45,663	43,498	45,706
Effect of dilutive employee and director awards	683	960	723	998

Diluted weighted average number of common shares and assumed conversions	43,141	46,623	44,221	46,704

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$115,942	$106,796
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	73,407	66,622
Stock-based compensation expense	13,013	6,065
Gains on divestitures and sales of assets	(3,258)	(5,142)
Deferred income taxes	2,612	(4,994)
Excess tax benefits from stock-based compensation transactions	(17,659)	(9,375)
Other items, net	(1,516)	(2,649)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(54,671)	(67,547)
Inventories, net	(42,340)	(21,065)
Accounts payable	7,114	6,080
Other assets and liabilities, net	47,362	39,088

Net cash provided by operating activities	140,006	113,879

Investing activities:
Additions to property, plant and equipment	(114,984)	(157,699)
Acquisitions, net	(12,117)	(2,939)
Proceeds from divestitures and sales of assets	7,151	22,613
Proceeds from sale of investments	—	25,000
Railcar construction advances	—	(32,077)
Repayments of railcar construction advances	—	32,077

Net cash used for investing activities	(119,950)	(113,025)

Financing activities:
Net borrowings (repayments) of long-term debt	471,625	(415)
Net (repayments) borrowings on commercial paper and line of credit	(537)	13,539
Debt issuance costs	(807)	—
Change in bank overdraft	(4,319)	8,034
Payments on capital lease obligations	(87)	(69)
Dividends paid	(24,343)	(21,251)
Repurchases of common stock	(493,552)	(83,180)
Issuances of common stock	12,913	16,754
Excess tax benefits from stock-based compensation transactions	17,659	9,375

Net cash used for financing activities	(21,448)	(57,213)

Net decrease in cash and cash equivalents	(1,392)	(56,359)
Cash and cash equivalents, beginning of period	32,282	76,745

Cash and cash equivalents, end of period	$30,890	$20,386

Noncash investing and financing activities:
Issuance of notes payable for acquisition of land	$3,252	$—
Repurchases of common stock to be settled	$1,608	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,375	$23,596
Cash payments for income taxes	$1,906	$12,233
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’
(in thousands)	Stock	Stock	Paid-in-Capital	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2006	44,851	$448	$147,491	$(36,051)	$1,142,084	$1,253,972
Increase in reserves for uncertain tax positions for FIN 48 adoption	—	—	—	—	(1,407)	(1,407)

Net earnings	—	—	—	—	115,942	115,942
Amortization of unrecognized actuarial losses, prior service costs and transition assets related to pension and postretirement benefits, net of tax	—	—	—	1,137	—	1,137
Foreign currency translation gain, net of tax	—	—	—	1,995	—	1,995
Change in fair value of forward starting interest rate swap agreements, net of tax	—	—	—	3,345	—	3,345

Comprehensive earnings						122,419

Dividends declared	—	—	—	—	(24,343)	(24,343)
Issuances of common stock for stock award plans	526	5	35,838	—	—	35,843
Repurchases of common stock (1)	(3,585)	(36)	(124,147)	—	(370,977)	(495,160)
Stock-based compensation expense	—	—	13,013	—	—	13,013

Balance at June 30, 2007	41,792	$417	$72,195	$(29,574)	$861,299	$904,337

(1)
Repurchases of common stock in excess of the value of additional paid-in-capital were recorded against retained earnings. Additional paid-in-capital at June 30, 2007 represents the pool of excess tax benefits, the expensed portion of restricted stock awards and incentive stock awards, and unissued shares of common stock earned as compensation but deferred by the Corporation’s Board of Directors.

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2007 are not indicative of the results expected for the full year.
Retirement Plans and Postretirement Benefits
On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS 87, 88, 106 and 132(R) (“FAS 158”) prospectively. In connection with the adoption, the Corporation increased accumulated other comprehensive loss by $20,418,000, net of tax, at December 31, 2006 for the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligations remaining from the initial adoption of FAS 87 and FAS 106. During the six months ended June 30, 2007, $1,137,000, net of tax, of these unrecognized amounts was recognized as a component of net periodic benefit cost pursuant to the Corporation’s historical accounting policy for amortizing such amounts.
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
For the Quarter Ended June 30, 2007
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
The adoption of FIN 48 affected the Corporation’s results of operations as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Increased income tax expense and decreased net earnings by:	$539,000	$1,431,000
Decreased basic earnings per share by:	$0.01	$0.03
Decreased diluted earnings per share by:	$0.01	$0.03
At January 1, 2007, the total amount of gross unrecognized tax benefits, excluding interest, was $29,248,000. Unrecognized tax benefits of $10,577,000, net of federal tax benefits, related to interest accruals and permanent income tax differences would favorably affect the Corporation’s effective tax rate if recognized. There have been no significant changes to these amounts during the six months ended June 30, 2007.
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
The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense and penalties, if incurred, are recorded as operating expenses in the consolidated statement of earnings. Accrued interest of $6,081,000 was recorded as a current FIN 48 liability in the Corporation’s consolidated balance sheet at June 30, 2007.
The Corporation’s open tax years that are subject to examination are 2003 through 2006. The Internal Revenue Service is currently auditing the Corporation’s consolidated federal income tax returns for the years ended December 31, 2005 and 2004.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1. Significant Accounting Policies (continued)
Comprehensive Earnings
Comprehensive earnings for the three and six months ended June 30, 2007 were $88,601,000 and $122,419,000, respectively, and consisted of net earnings, foreign currency translation adjustments, changes in the fair value of forward starting interest rate swap agreements and the amortization of unrecognized amounts related to pension and postretirement benefits. For the three and six month periods ended June 30, 2006, comprehensive earnings did not differ from net earnings.
2. Divestitures and Discontinued Operations
In 2007, the Corporation disposed of or permanently shut down certain underperforming operations in the following markets:

Reportable Segment	Markets
Mideast Group	West Virginia
West Group	Iowa, Kansas and New Mexico
These divestitures represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings.
The discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain on disposals, income tax expense and overall net earnings or loss (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$183	$1,654	$703	$3,324

Pretax gain (loss) on operations	$46	$28	$(253)	$(884)
Pretax gain on disposals	631	—	1,591	2,221

Pretax gain	677	28	1,338	1,337
Income tax expense	342	125	557	550

Net earnings (loss)	$335	$(97)	$781	$787

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3. Inventories

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in Thousands)
Finished products	$250,937	$213,302	$199,529
Products in process and raw materials	20,461	19,271	18,195
Supplies and expendable parts	41,541	37,935	37,845

	312,939	270,508	255,569
Less allowances	(15,139)	(14,221)	(11,855)

Total	$297,800	$256,287	$243,714

4. Goodwill
The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three Months Ended June 30, 2007
	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$106,757	$60,494	$408,419	$575,670
Divestitures	—	—	(1,003)	(1,003)

Balance at end of period	$106,757	$60,494	$407,416	$574,667

	Six Months Ended June 30, 2007
	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$106,757	$60,494	$403,287	$570,538
Acquisitions	—	—	5,132	5,132
Divestitures	—	—	(1,003)	(1,003)

Balance at end of period	$106,757	$60,494	$407,416	$574,667

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. Long-Term Debt

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,844	$249,829	$249,814
5.875% Notes, due 2008	203,157	204,224	205,265
6.9% Notes, due 2007	124,999	124,995	124,992
7% Debentures, due 2025	124,321	124,312	124,304
6.25% Senior Notes, due 2037	247,782	—	—
Floating Rate Senior Notes, due 2010	224,256	—	—
Commercial paper and line of credit, interest rates ranging from 5.35% to 5.83%	—	537	13,539
Acquisition notes, interest rates ranging from 2.11% to 8.00%	684	702	769
Other notes	3,552	665	665

	1,178,595	705,264	719,348
Less current maturities	(127,068)	(125,956)	(13,989)

Total	$1,051,527	$579,308	$705,359

On April 25, 2007, the Corporation issued $250,000,000 of 6.25% Senior Notes due in 2037 and $225,000,000 of Floating Rate Senior Notes due in 2010 (collectively, the “Senior Notes”). The 6.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a “make whole” redemption price. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR (5.355% at June 30, 2007) plus 0.15% and may not be redeemed prior to maturity. Upon a change of control repurchase event, the Corporation will be required to make an offer to repurchase all outstanding Senior Notes at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date.
The carrying values of the Notes due in 2008 included $3,341,000, $4,469,000 and $5,570,000 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively, for the unamortized value of terminated interest rate swaps.
The Corporation entered into two forward starting interest rate swap agreements in September 2006 related to $150,000,000 of the Corporation’s anticipated refinancing of its $200,000,000 5.875% Notes due in 2008 (the “Swap Agreements”). At June 30, 2007, the fair value of the Swap Agreements was an asset of $3,583,000 and was included in other noncurrent assets in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the three and six months ended June 30, 2007 included a gain of $3,143,000 and $3,345,000, respectively, net of tax, for the change in fair value of the Swap Agreements. At December 31, 2006, the fair value of the Swap Agreements was a liability of $1,951,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. Long-Term Debt (continued)
No commercial paper borrowings were outstanding at June 30, 2007 and December 31, 2006. Borrowings of $10,000,000 were outstanding under the commercial paper program at June 30, 2006.
At December 31, 2006 and June 30, 2006, borrowings of $537,000 and $3,539,000, respectively, were outstanding under a $10,000,000 line of credit. No such borrowings were outstanding at June 30, 2007.
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
6. Income Taxes

	Six Months Ended June 30,
	2007	2006
Estimated effective income tax rate:
Continuing operations	32.3%	31.2%

Discontinued operations	41.6%	41.1%

Overall	32.4%	31.3%

The Corporation’s effective tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, the domestic production deduction and the tax effect of nondeductibility of goodwill related to asset sales. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective tax rate.
The increase in the Corporation’s effective tax rate for continuing operations for the six months ended June 30, 2007 as compared with the prior-year period results from the discrete tax impact of stock option exercises during the period, tax on certain foreign source income and the effect of applying FIN 48. The effective income tax rate increased 75 basis points during the first six months of 2007 as a result of the evaluation of the Corporation’s tax positions in accordance with FIN 48.
The change in the year-to-date estimated overall effective income tax rate during the second quarter of 2007, when compared with the year-to-date effective tax rate as of March 31, 2007, increased net earnings for the six months ended June 30, 2007 by $2,400,000, or $0.05 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7. Pension and Postretirement Benefits
The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three months ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$3,478	$3,072	$124	$134
Interest cost	5,553	4,540	544	652
Expected return on assets	(6,322)	(4,904)	—	—
Amortization of:
Prior service cost (credit)	191	219	(251)	(340)
Actuarial loss (gain)	1,258	650	(19)	(98)

Total net periodic benefit cost	$4,158	$3,577	$398	$348

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the six months ended June 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$6,182	$6,104	$320	$276
Interest cost	9,870	9,054	1,401	1,339
Expected return on assets	(11,237)	(9,810)	—	—
Amortization of:
Prior service cost (credit)	339	371	(647)	(648)
Actuarial loss (gain)	2,237	1,430	(48)	(119)

Total net periodic benefit cost	$7,391	$7,149	$1,026	$848

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
For the Quarter Ended June 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9. Business Segments
In the fourth quarter of 2006, the Corporation reorganized the operations and management of its Aggregates business, which resulted in a change to its reportable segments. Currently, the Corporation conducts its aggregates operations through three reportable business segments: Mideast Group, Southeast Group and West Group. The Corporation also has a Specialty Products segment that includes magnesia chemicals, dolomitic lime and targeted activity in structural composites.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues:
Mideast Group	$183,302	$167,148	$307,006	$294,065
Southeast Group	162,022	170,316	311,310	319,699
West Group	206,302	209,097	352,633	369,872

Total Aggregates Business	551,626	546,561	970,949	983,636
Specialty Products	43,475	40,472	85,859	85,766

Total	$595,101	$587,033	$1,056,808	$1,069,402

Net sales:
Mideast Group	$170,903	$153,545	$288,106	$270,828
Southeast Group	143,368	144,438	276,681	270,601
West Group	180,627	182,348	305,591	320,329

Total Aggregates Business	494,898	480,331	870,378	861,758
Specialty Products	39,724	36,428	78,256	77,837

Total	$534,622	$516,759	$948,634	$939,595

Earnings (Loss) from operations:
Mideast Group	$73,272	$56,531	$108,003	$85,795
Southeast Group	33,816	27,596	60,815	43,251
West Group	31,888	34,457	30,351	40,673

Total Aggregates Business	138,976	118,584	199,169	169,719
Specialty Products	8,114	7,065	15,491	13,989
Corporate	(10,495)	(6,205)	(20,394)	(12,321)

Total	$136,595	$119,444	$194,266	$171,387

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 306 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.
Prior to the three months ended June 30, 2007, the Corporation valued its finished goods inventories using standards that were updated annually during the fourth quarter. During the three months ended June 30, 2007, the Corporation recorded a $9.0 million inventory valuation adjustment to reflect increasing production costs and transportation costs to distribution yards. The adjustment, which increased the carrying value of inventories and reduced cost of sales, increased quarterly net earnings by $5.5 million, or $0.13 per diluted share.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2007 and 2006 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):
Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross profit	$178,022	$153,140	$271,654	$237,770

Total revenues	$595,101	$587,033	$1,056,808	$1,069,402

Gross margin	29.9%	26.1%	25.7%	22.2%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross profit	$178,022	$153,140	$271,654	$237,770

Total revenues	$595,101	$587,033	$1,056,808	$1,069,402
Less: Freight and delivery revenues	(60,479)	(70,274)	(108,174)	(129,807)

Net sales	$534,622	$516,759	$948,634	$939,595

Gross margin excluding freight and delivery revenues	33.3%	29.6%	28.6%	25.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings from operations	$136,595	$119,444	$194,266	$171,387

Total revenues	$595,101	$587,033	$1,056,808	$1,069,402

Operating margin	23.0%	20.3%	18.4%	16.0%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings from operations	$136,595	$119,444	$194,266	$171,387

Total revenues	$595,101	$587,033	$1,056,808	$1,069,402
Less: Freight and delivery revenues	(60,479)	(70,274)	(108,174)	(129,807)

Net sales	$534,622	$516,759	$948,634	$939,595

Operating margin excluding freight and delivery revenues	25.5%	23.1%	20.5%	18.2%

Quarter Ended June 30
Notable items for the quarter ended June 30, 2007 included:
•	Earnings per diluted share of $1.92, up 18% from the prior-year quarter

•	Net sales of $534.6 million, up 3% compared with the prior-year quarter

•	Consolidated operating margin excluding freight and delivery revenues of 25.5%, up 240 basis points over prior-year quarter

•	Heritage aggregates pricing up 13%; heritage volume decreased 9%

•	Heritage aggregates product line gross margin excluding freight and delivery revenues up 450 basis points

•	Specialty Products earnings from operations up 15%

•	Repurchased 1,250,000 shares of common stock at an average price of $154.54 per share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2007 and 2006. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million and $0.1 million for the quarters ended June 30, 2007 and 2006, respectively. Consolidated other operating income and expenses, net, was income of $3.1 million and $3.6 million for the quarters ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$170,903		$153,545
Southeast Group	143,368		144,438
West Group	180,627		182,348

Total Aggregates Business	494,898	100.0	480,331	100.0
Specialty Products	39,724	100.0	36,428	100.0

Total	$534,622	100.0	$516,759	100.0

Gross profit:
Mideast Group	$83,125		$64,642
Southeast Group	40,498		33,698
West Group	41,871		44,248

Total Aggregates Business	165,494	33.4	142,588	29.7
Specialty Products	10,946	27.6	9,843	27.0
Corporate	1,582	—	709	—

Total	$178,022	33.3	$153,140	29.6

Selling, general & administrative expenses:
Mideast Group	$10,646		$10,273
Southeast Group	7,694		6,958
West Group	11,528		11,182

Total Aggregates Business	29,868	6.0	28,413	5.9
Specialty Products	2,653	6.7	2,697	7.4
Corporate	11,788	—	6,038	—

Total	$44,309	8.3	$37,148	7.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$73,272		$56,531
Southeast Group	33,816		27,596
West Group	31,888		34,457

Total Aggregates Business	138,976	28.1	118,584	24.7
Specialty Products	8,114	20.4	7,065	19.4
Corporate	(10,495)	—	(6,205)	—

Total	$136,595	25.5	$119,444	23.1

Net sales for the Aggregates business for the 2007 second quarter were $494.9 million, a 3.0% increase over 2006 second-quarter sales of $480.3 million. Aggregates pricing at heritage locations was up 13.3%, while volume decreased 9.0%. Inclusive of acquisitions and divestitures, aggregates pricing for the quarter increased 13.1% and aggregates product line volume decreased 9.0%. Pricing improvements continued to hold in the Aggregates business in spite of greater than expected volume declines. During the quarter, the level of residential construction spending in the United States reached its lowest point since April 2004 as reported by the U.S. Census Bureau. Although residential construction contributed only 17% of the Corporation’s aggregates product line shipments in 2006, sales into this end-use sector have diminished in virtually every market. In addition, commercial construction activity in the South Central United States’ markets, notably, Alabama, Mississippi and Tennessee, is weak.
Weather also plagued performance during the second quarter. The West Group, particularly Texas, southern Oklahoma and Kansas, experienced near historic levels of rainfall and flooding which affected both shipments and operations. Volumes declined 9.4% in these areas and negatively contributed to financial performance during the quarter. Management does not believe that any significant construction projects have been permanently delayed and expects the volume for commercial and infrastructure to return to expected levels when weather conditions normalize.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
The following tables present volume and pricing data and shipments data for heritage aggregates operations, acquisitions and divested operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	June 30, 2007
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	(3.7%)	15.7%
Southeast Group	(14.2%)	15.7%
West Group	(9.4%)	8.9%
Heritage Aggregates Operations	(9.0%)	13.3%
Aggregates Business (3)	(9.0%)	13.1%

	Three Months Ended
	June 30,
	2007	2006
Shipments (tons in thousands)
Heritage Aggregates Product Line (2):
Mideast Group	17,016	17,676
Southeast Group	13,774	16,049
West Group	19,131	21,115

Heritage Aggregates Operations	49,921	54,840
Acquisitions	99	—
Divestitures(4)	22	162

Aggregates Business (3)	50,042	55,002

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates product line excludes acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Business includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.
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
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
Second-quarter results for the Specialty Products segment, which includes magnesia chemicals, dolomitic lime and targeted activity in structural composites, were positive. Specialty Products’ net sales were $39.7 million for the second quarter 2007 compared with $36.4 million for the prior-year period. Earnings from operations for the quarter were $8.1 million compared with $7.1 million in the year-earlier period. Management has established specific quarterly benchmarks for 2007 to evaluate the viability of the remaining components of the structural composites product line.
Selling, general and administrative expenses for the quarter ended June 30, 2007 was $44.3 million versus $37.1 million in the 2006 period. This increase of $7.2 million was primarily related to a $5.3 million increase in performance-based incentive compensation.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the second quarter, consolidated other operating income and expenses, net, was income of $3.1 million in 2007 compared with $3.6 million in 2006, primarily as a result of higher gains on the sales of assets in 2006.
During the quarter, the Corporation revised its finished goods inventory valuation standards to match finished goods inventory values with the significant escalation in cost, particularly related to the transportation of material to distribution yards. Historically, the Corporation has updated inventory standards once a year in the fourth quarter. However, given the magnitude of the cost change and since the Corporation’s inventory turns about once a quarter, this revaluation, which increased inventory values by $9.0 million, more closely approximates cost of sales. Management will continue to review its inventory standards on an ongoing basis.
Consolidated interest expense was $16.7 million for the second quarter 2007 as compared with $9.7 million for the prior-year quarter. The increase primarily resulted from the accrual of $4.7 million of interest for the 6.25% Senior Notes and Floating Rate Senior Notes issued in April 2007 and a lower amount of capitalized interest related to major plant expansion and efficiency projects in 2007 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended June 30, was income of $1.2 million in 2007 compared with $0.3 million in 2006, primarily as a result of higher interest income in 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
Six Months Ended June 30
Notable items for the six months ended June 30, 2007 included:
•	Earnings per diluted share of $2.62, up 14% from the prior-year period

•	Net sales of $948.6 million, up 1% when compared with the prior-year period

•	Consolidated operating margin excluding freight and delivery revenues of 20.5%, up 230 basis points over prior-year period

•	Heritage aggregates pricing up 14%; heritage volume decreased 11%

•	Heritage aggregates product line gross margin excluding freight and delivery revenues up 400 basis points

•	Specialty Products earnings from operations up 11%

•	Repurchased 3,585,000 shares of common stock, nearly 8% of shares outstanding at the beginning of the year, at an average price of $138.12 per share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2007 and 2006. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. Consolidated other operating income and expenses, net, was income of $5.6 million and $7.2 million for the six months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$288,106		$270,828
Southeast Group	276,681		270,601
West Group	305,591		320,329

Total Aggregates Business	870,378	100.0	861,758	100.0
Specialty Products	78,256	100.0	77,837	100.0

Total	$948,634	100.0	$939,595	100.0

Gross profit:
Mideast Group	$127,469		$100,853
Southeast Group	74,364		55,646
West Group	50,317		61,620

Total Aggregates Business	252,150	29.0	218,119	25.3
Specialty Products	21,133	27.0	19,427	25.0
Corporate	(1,629)	—	224	—

Total	$271,654	28.6	$237,770	25.3

Selling, general & administrative expenses:
Mideast Group	$21,088		$20,064
Southeast Group	15,050		13,735
West Group	22,946		22,867

Total Aggregates Business	59,084	6.8	56,666	6.6
Specialty Products	5,341	6.8	5,445	7.0
Corporate	18,157	—	11,198	—

Total	$82,582	8.7	$73,309	7.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$108,003		$85,795
Southeast Group	60,815		43,251
West Group	30,351		40,673

Total Aggregates Business	199,169	22.9	169,719	19.7
Specialty Products	15,491	19.8	13,989	18.0
Corporate	(20,394)	—	(12,321)	—

Total	$194,266	20.5	$171,387	18.2

Net sales for the Aggregates business for the six months ended June 30 were $870.4 million in 2007, a 1.0% increase over 2006 net sales of $861.8 million. Aggregates pricing at heritage locations was up 14.1%, while volume decreased 11.4%. Inclusive of acquisitions and divestitures, aggregates pricing for the six months ended June 30, 2007 increased 14.0% and aggregates product line volume decreased 11.5%. Shipment volumes reflect a significant decline in the residential construction market and inclement weather experienced by the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
The following tables present volume and pricing data and shipments data for heritage aggregates operations, acquisitions and divested operations. Heritage aggregates operations exclude acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended
	June 30, 2007
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	(10.0%)	18.3%
Southeast Group	(12.0%)	16.3%
West Group	(12.1%)	7.8%
Heritage Aggregates Operations	(11.4%)	14.1%
Aggregates Business (3)	(11.5%)	14.0%

	Six Months Ended
	June 30,
	2007	2006
Shipments (tons in thousands)
Heritage Aggregates Product Line (2):
Mideast Group	27,759	30,854
Southeast Group	26,184	29,765
West Group	32,201	36,624

Heritage Aggregates Operations	86,144	97,243
Acquisitions	103	—
Divestitures(4)	75	348

Aggregates Business (3)	86,322	97,591

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates product line excludes acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Business includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested operations up to the date of divestiture.
Selling, general and administrative expenses for the six months ended June 30, 2007 was $82.6 million versus $73.3 million in the 2006 period. This increase of $9.3 million was primarily related to a $6.9 million increase in performance-based incentive compensation.
For the six months ended June 30, other operating income and expenses, net, was income of $5.6 million in 2007 compared with $7.2 million in 2006, primarily as a result of income from a $2.1 million judgment in favor of the Corporation in a land condemnation and higher gains on the sales of assets in 2006. These were partially offset by a higher gain on receivables in 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
Consolidated interest expense was $27.9 million for the six months ended June 30, 2007 compared with $19.7 million for the prior-year period. The increase resulted from the accrual of $4.7 million of interest for the 6.25% Senior Notes and Floating Rate Senior Notes issued in April 2007 and a lower amount of capitalized interest related to major plant expansion and efficiency projects in 2007 as compared with the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the six months ended June 30, 2007 was $140.0 million compared with $113.9 million in the comparable period of 2006. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first six months of 2007 as compared with the year-earlier period reflects higher earnings, a higher accrual for income tax obligations and a lower increase in accounts receivable in 2007 resulting from better collection results, and was partially offset by a higher build up of inventories due to declining shipment volumes and increased tax benefits from stock option exercise activity.
Depreciation, depletion and amortization was as follows (amounts in millions):

	Six Months Ended
	June 30,
	2007	2006
Depreciation	$69.8	$62.4
Depletion	2.1	2.2
Amortization	1.5	2.0

	$73.4	$66.6

The increase in depreciation expense is primarily due to the completion of several large capital projects, including new plants at the Three Rivers operations in Kentucky and North Troy operations in Oklahoma.
The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2006 net cash provided by operating activities was $338.2 million, compared with $113.9 million for the first six months of 2006.
First six months capital expenditures, exclusive of acquisitions, were $115.0 million in 2007 and $157.7 million in 2006. Capital expenditures during the first six months of 2006 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $266.0 million in 2006. Full-year capital spending is expected to approximate $235.0 million for 2007, including the Hunt Martin joint venture and exclusive of acquisitions. Additionally, in 2007, the Corporation expects to enter into a lease agreement for 50 barges with a total commitment of approximately $24.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
During the first six months of 2006, the Corporation received repayment of a $12.5 million note receivable related to the divestiture of its Houston asphalt operations. The Corporation continues to have a continuing financial interest in the Houston asphalt market via a supply agreement and therefore continues to include the divested locations in continuing operations.
During 2007, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. For the quarter ended June 30, 2007, the Corporation repurchased 1,250,000 shares at an aggregate cost of $193.2 million. During the six months ended June 30, the Corporation repurchased 3,585,000 shares at an aggregate cost of $495.2 million in 2007 compared with 914,400 shares at an aggregate cost of $83.2 million in 2006. At June 30, 2007, 646,000 shares of common stock were remaining under the Corporation’s repurchase authorization. The Corporation currently intends to review its share repurchase authorization.
The Corporation’s $125 million 6.9% Notes will mature in August 2007. Management currently intends to refinance the 6.9% Notes using the proceeds from the Corporation’s offering of public debt in April 2007. Those proceeds were utilized on an interim basis to repay short-term commercial paper incurred for common stock repurchases during the first quarter of 2007. Therefore, the Corporation will issue new commercial paper debt upon refinancing the 6.9% Notes.
In September 2006, the Corporation entered into two forward starting interest rate swap agreements (the “Swap Agreements”) related to $150 million of the Corporation’s anticipated refinancing of its $200 million 5.875% Notes due in 2008. The change in fair value of the Swap Agreements, net of income taxes, is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At June 30, 2007, the fair value of the Swap Agreements was an asset of $3.6 million and was included in other noncurrent assets in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the six months ended June 30, 2007 included a gain of $3.3 million, net of tax, for the change in fair value of the Swap Agreements.
On April 17, 2007, the Corporation entered into an amendment of its $250 million five-year revolving credit agreement, which modified the leverage ratio covenant in the agreement. As modified, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. The covenant has certain exceptions related to qualifying acquisitions, as defined. At June 30, 2007, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, was 2.03.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
On April 25, 2007, the Corporation issued $250 million of 6.25% Senior Notes due in 2037 and $225 million of Floating Rate Senior Notes due in 2010 (collectively, the “Senior Notes”). The 6.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a “make whole” redemption price. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR plus 0.15% and may not be redeemed prior to maturity. Upon a change of control repurchase event, the Corporation will be required to make an offer to repurchase all outstanding Senior Notes at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date.
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
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
At June 30, 2007, the Corporation’s contractual obligations related to its Senior Notes issued in April 2007 are as follows (amounts in thousands). Interest on the Floating Rate Senior Notes has been calculated assuming a three-month LIBOR rate equal to the June 30, 2007 rate of 5.355%.

	Total	< 1 yr	1-3 yrs.	3-5 yrs.	> 5yrs.

Long-term debt	$475,000	$—	$225,000	$—	$250,000
Interest (off balance sheet)	505,909	28,011	71,648	46,875	359,375

Total	$980,909	$28,011	$296,648	$46,875	$609,375

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
In July 2007, the state of North Carolina approved the issuance of $300 million of Grant Anticipation Revenue vehicles, or GARVEE bonds, to fund various road projects statewide. The bonds will be repaid with federal money the state expects to receive for highway and interstate projects in future years. Management currently expects construction to begin on these projects in 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
OUTLOOK 2007 Based upon the Corporation’s strong first-half 2007 performance, management continues to have a positive outlook on the remainder of the year. Aggregates product line pricing is expected to increase 11% to 12% for the year, which is higher than earlier guidance. However, aggregates shipments are more difficult to estimate for the balance of the year. Management currently expects volume to decrease 4% to 6% for the year with the degree of decline predicated on a longer-than-expected correction in the residential construction market, in addition to commercial construction weakness in the Mississippi River markets. The Specialty Products segment, which includes magnesia chemicals, dolomitic lime and focused activity in structural composites, is expected to contribute $33 million to $36 million in pretax earnings in 2007 compared with $22 million in 2006. Management expects the magnesia chemicals business to continue to grow and demand for dolomitic lime from the steel industry to be flat or down slightly.
With this backdrop, management currently expects net earnings per diluted share for the third quarter to range from $1.95 to $2.25 and the range for the year is $6.15 to $6.65. In the third quarter, the overall effective tax rate is expected to be below 30%, which will bring the higher rate of the first two quarters in line with management’s 32% expectation for the year.
OTHER MATTERS If you are interested in Martin Marietta Materials, Inc. stock, management recommends that, at a minimum, you read the Corporation’s current Annual Report and Forms 10-K, 10-Q and 8-K reports to the SEC over the past year. The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Corporation’s web site at www.martinmarietta.com http://www.martinmarietta.com and are also available at the SEC’s web site at www.sec.gov. You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
(Continued)
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the residential construction market and the unfavorable weather conditions, particularly Atlantic Ocean hurricane activity; the volatility of fuel costs; continued increases in the cost of repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; continued strength in the steel industry markets served by the Corporation’s dolomitic lime products; successful development and implementation of the structural composite technological process, commercialization of strategic products for specific market segments, and the generation of earnings streams sufficient enough to support the recorded assets of the structural composites product line; the effect of credit concerns on the overall economy; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2007
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
For the Quarter Ended June 30, 2007
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 5.25% at June 30, 2007. This increase has affected the residential construction market, which accounted for approximately 17% of the Corporation’s aggregates product line shipments in 2006. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; Floating Rate Senior Notes; defined benefit pension plans; and energy costs. Additionally, the shareholders’ equity of the Corporation is affected by changes in the fair value of forward starting interest rate swap agreements.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At June 30, 2007, there were no commercial paper borrowings outstanding. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk when such debt is outstanding.
Floating Rate Senior Notes. The Corporation has $225 million of Floating Rate Senior Notes that bear interest at a rate equal to the three-month LIBOR plus 0.15%. As the Floating Rate Senior Notes bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100 basis point increase in interest rates on borrowings of $225 million would increase interest expense by $2.3 million on an annual basis.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2007 is calculated based on assumptions selected at December 31, 2006. Therefore, interest rate risk in 2007 is limited to the potential effect related to outstanding commercial paper, none of which is currently outstanding, and the Corporation’s Floating Rate Senior Notes. Assuming outstanding Floating Rate Senior Notes of $225 million, the impact of a hypothetical 100 basis point increase in interest rates would increase interest expense and decrease pretax earnings by $2.3 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $17.8 million.
Forward Starting Interest Rate Swap Agreements. In September 2006, the Corporation entered into forward starting interest rate swap agreements (the “Swap Agreements”) for the anticipated refinancing of $150.0 million of its $200.0 million 5.875% Notes due in 2008. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the fair values of the Swap Agreements are recorded as an asset or liability in the consolidated balance sheet. The change in fair value is recorded directly in shareholders’ equity, net of taxes, as other comprehensive earnings/loss. At June 30, 2007, the fair value of the Swap Agreements was an asset of $3.6 million and was included in other noncurrent assets in the Corporation’s consolidated balance sheet.
As a result of the Swap Agreements, the Corporation’s comprehensive earnings/loss will be affected by changes in the LIBOR rate. A hypothetical change in interest rates of 100 basis points would change other comprehensive earnings/loss by approximately $9 million, which is net of taxes of $6 million.
Item 4. Controls and Procedures
As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 1, 2007 -
April 30, 2007	283,000	$137.55	283,000	1,612,998

May 1, 2007 -
May 31, 2007	236,900	$152.37	236,900	1,376,098

June 1, 2007 -
June 30, 2007	730,100	$161.83	730,100	645,998

Total	1,250,000	$154.54	1,250,000	645,998
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
PART II-OTHER INFORMATION
(Continued)
Item 4. Submission of Matters to a Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 22, 2007, the shareholders of Martin Martin Marietta Materials Inc.:
(a)
Elected Marcus C. Bennett, Laree E. Perez and Dennis L. Rediker to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2010. The following table sets forth the votes for each director.

	Votes Cast For	Withheld
Marcus C. Bennett	31,450,498	6,641,247
Laree E. Perez	31,453,099	6,638,646
Dennis L. Rediker	31,450,196	6,641,549
(b)
Ratified the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2007. The voting results for this ratification were 37,788,836 — For; 85,219 - Against; and 217,690 — Abstained.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

*10.07	Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (which replaces the exhibit filed as Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006, correcting a typographical error) Commission File No. 1-12744**

31.01	Certification dated August 7, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 7, 2007	By:	/s/ ANNE H. LLOYD
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
EXHIBIT INDEX

Exhibit No.	Document

* 10.07	Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (which replaces the exhibit filed as Exhibit 10.07 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006, correcting a typographical error) Commission File No. 1-12744**

31.01	Certification dated August 7, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K