Form 10-Q
period 2007-09-30
MARTIN MARIETTA MATERIALS INC
filed 2007-10-30
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2007

Common Stock, $0.01 par value	41,859,683

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$26,417	$32,282	$22,829
Accounts receivable, net	312,265	242,399	293,702
Inventories, net	285,252	256,287	244,537
Current portion of notes receivable, net	1,912	2,521	2,299
Current deferred income tax benefits	42,118	25,317	16,022
Other current assets	22,896	33,548	28,900

Total Current Assets	690,860	592,354	608,289

Property, plant and equipment	2,924,336	2,739,327	2,695,560
Allowances for depreciation, depletion and amortization	(1,518,620)	(1,443,836)	(1,416,194)

Net property, plant and equipment	1,405,716	1,295,491	1,279,366

Goodwill	574,667	570,538	570,336
Other intangibles, net	9,850	10,948	12,624
Noncurrent notes receivable	8,801	10,355	10,713
Other noncurrent assets	32,056	26,735	51,368

Total Assets	$2,721,950	$2,506,421	$2,532,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$120	$8,390	$9,720
Accounts payable	92,845	85,237	89,650
Accrued salaries, benefits and payroll taxes	22,853	25,010	24,675
Pension and postretirement benefits	9,285	6,100	6,260
Accrued insurance and other taxes	38,578	32,297	46,436
Income taxes and current reserves for uncertain tax positions	30,630	—	10,253
Current maturities of long-term debt, commercial paper and line of credit	78,069	125,956	137,606
Other current liabilities	44,251	32,082	35,095

Total Current Liabilities	316,631	315,072	359,695

Long-term debt	1,050,705	579,308	579,824
Pension, postretirement and postemployment benefits	95,287	106,413	97,222
Noncurrent deferred income taxes and reserves for uncertain tax positions	165,592	159,094	144,540
Other noncurrent liabilities	106,452	92,562	89,345

Total Liabilities	1,734,667	1,252,449	1,270,626

Shareholders’ Equity:
Common stock, par value $0.01 per share	418	448	450
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	53,314	147,491	186,611
Accumulated other comprehensive loss	(30,071)	(36,051)	(17,187)
Retained earnings	963,622	1,142,084	1,092,196

Total Shareholders’ Equity	987,283	1,253,972	1,262,070

Total Liabilities and Shareholders’ Equity	$2,721,950	$2,506,421	$2,532,696

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
	(Unaudited)

Net Sales	$548,923	$527,381	$1,497,318	$1,466,649
Freight and delivery revenues	71,294	74,272	179,412	204,042

Total revenues	620,217	601,653	1,676,730	1,670,691

Cost of sales	381,557	378,094	1,057,761	1,078,528
Freight and delivery costs	71,294	74,272	179,412	204,042

Total cost of revenues	452,851	452,366	1,237,173	1,282,570

Gross Profit	167,366	149,287	439,557	388,121

Selling, general & administrative expenses	36,439	35,254	119,021	108,563
Research and development	170	175	559	479
Other operating (income) and expenses, net	(6,191)	(2,154)	(11,520)	(9,358)

Earnings from Operations	136,948	116,012	331,497	288,437

Interest expense	17,240	10,070	45,142	29,754
Other nonoperating (income) and expenses, net	(1,273)	239	(5,114)	(2,163)

Earnings from continuing operations before income tax expense	120,981	105,703	291,469	260,846
Income tax expense	31,110	29,199	86,246	77,673

Earnings from continuing operations	89,871	76,504	205,223	183,173
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $402, $(156), $867 and $16, respectively	395	(344)	985	(217)

Net Earnings	$90,266	$76,160	$206,208	$182,956

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$2.15	$1.69	$4.78	$4.02
Discontinued operations	0.01	(0.01)	0.02	—

	$2.16	$1.68	$4.80	$4.02

Diluted from continuing operations	$2.11	$1.66	$4.71	$3.93
Discontinued operations	0.01	(0.01)	0.02	—

	$2.12	$1.65	$4.73	$3.93

Cash Dividends Per Common Share	$0.345	$0.275	$0.895	$0.735

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	41,817	45,275	42,931	45,561
Effect of dilutive employee and director awards	662	846	704	947

Diluted weighted average number of common shares and assumed conversions	42,479	46,121	43,635	46,508

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)
	(Unaudited)

Net earnings	$206,208	$182,956
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	111,087	102,694
Stock-based compensation expense	16,363	9,679
Gains on divestitures and sales of assets	(9,192)	(6,805)
Deferred income taxes	1,691	(3,248)
Excess tax benefits from stock-based compensation transactions	(20,153)	(11,343)
Other items, net	(2,648)	(3,347)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(70,292)	(68,663)
Inventories, net	(29,842)	(21,931)
Accounts payable	6,824	(3,796)
Other assets and liabilities, net	62,727	33,526

Net cash provided by operating activities	272,773	209,722

Investing activities:
Additions to property, plant and equipment	(196,939)	(212,587)
Acquisitions, net	(12,195)	(2,992)
Proceeds from divestitures and sales of assets	17,026	26,916
Proceeds from sale of investments	—	25,000
Railcar construction advances	—	(32,077)
Repayments of railcar construction advances	—	32,077

Net cash used for investing activities	(192,108)	(163,663)

Financing activities:
Net borrowings (repayments) of long-term debt and capital lease payments	346,501	(552)
Net borrowings on commercial paper and line of credit	75,463	12,190
Debt issuance costs	(807)	—
Change in bank overdraft	(8,270)	2,430
Dividends paid	(38,972)	(33,843)
Repurchases of common stock	(495,160)	(112,594)
Issuances of common stock	14,562	21,051
Excess tax benefits from stock-based compensation transactions	20,153	11,343

Net cash used for financing activities	(86,530)	(99,975)

Net decrease in cash and cash equivalents	(5,865)	(53,916)
Cash and cash equivalents, beginning of period	32,282	76,745

Cash and cash equivalents, end of period	$26,417	$22,829

Noncash investing and financing activities:
Issuance of notes payable for acquisition of land	$2,897	$—
Revisions in estimated cash flows of asset retirement obligations	$15,000	$1,154

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,677	$28,015
Cash payments for income taxes	$32,086	$50,238
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders'
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2006	44,851	$448	$147,491	$(36,051)	$1,142,084	$1,253,972
Increase in reserves for uncertain tax positions for FIN 48 adoption	—	—	—	—	(1,407)	(1,407)

Net earnings	—	—	—	—	206,208	206,208
Amortization of unrecognized actuarial losses, prior service costs and transition assets related to pension and postretirement benefits, net of tax	—	—	—	1,705	—	1,705
Foreign currency translation gain, net of tax	—	—	—	3,704	—	3,704
Change in fair value of forward starting interest rate swap agreements, net of tax	—	—	—	571	—	571

Comprehensive earnings						212,188

Dividends declared	—	—	—	—	(38,972)	(38,972)
Issuances of common stock for stock award plans	592	6	40,293	—	—	40,299
Repurchases of common stock (1)	(3,585)	(36)	(150,833)	—	(344,291)	(495,160)
Stock-based compensation expense	—	—	16,363	—	—	16,363

Balance at September 30, 2007	41,858	$418	$53,314	$(30,071)	$963,622	$987,283

(1)	Repurchases of common stock in excess of the value of additional paid-in capital were recorded against retained earnings. Additional paid-in-capital at September 30, 2007 represents the pool of excess tax benefits and a portion of the expense related to stock options, restricted stock awards and incentive stock awards.
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and for the nine months ended September 30, 2007 are not indicative of the results expected for other interim periods or the full year.

Retirement Plans and Postretirement Benefits

On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS 87, 88, 106 and 132(R) (“FAS 158”) prospectively. In connection with the adoption, the Corporation increased accumulated other comprehensive loss by $20,418,000, net of tax, at December 31, 2006 for the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition assets remaining from the initial adoption of FAS 87 and FAS 106. During the nine months ended September 30, 2007, $1,705,000, net of tax, of these unrecognized amounts was recognized as a component of net periodic benefit cost pursuant to the Corporation’s historical accounting policy for amortizing such amounts.

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
FORM 10-Q
For the Quarter Ended September 30, 2007
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

The adoption of FIN 48 affected the Corporation’s results of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Decreased earnings from continuing operations and net earnings by:	$554,000	$1,985,000
Decreased basic and diluted earnings per share by:	$0.01	$0.05
The following table summarizes the Corporation’s FIN 48 unrecognized tax benefits:

	Adoption of FIN 48
	January 1, 2007	September 30, 2007
Total amount of gross unrecognized tax benefits, excluding interest	$29,248,000	$29,354,000
Unrecognized tax benefits, net of federal tax benefits, related to interest accruals and permanent income tax differences that would favorably affect the effective tax rate if recognized	$10,577,000	$7,026,000
During the quarter ended September 30, 2007, the Corporation reduced its unrecognized tax benefits by $8,655,000 when the federal statute of limitations for examination of the 2003 tax year expired. Additionally, the Corporation increased its unrecognized tax benefits by $8,761,000 for current year tax positions during the nine months ended September 30, 2007.

The Corporation anticipates that it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within the succeeding twelve months as a result of settlement of the Internal Revenue Service audits for the 2004 and 2005 tax years. The Corporation estimates that these events could result in a reasonably possible change in unrecognized tax benefits ranging from $0 to $10,029,000.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense and penalties, if incurred, are recorded as other nonoperating expenses in the consolidated statement of earnings. Accrued interest of $4,030,000 and $4,698,000 was recorded as a current FIN 48 liability in the Corporation’s consolidated balance sheet at September 30, 2007 and January 1, 2007, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Uncertain Tax Positions (continued)

The Corporation’s open tax years subject to examination are 2004 through 2006. The Internal Revenue Service is currently auditing the Corporation’s consolidated federal income tax returns for the years ended December 31, 2005 and 2004.

Comprehensive Earnings

Comprehensive earnings for the three and nine months ended September 30, 2007 were $89,769,000 and $212,188,000, respectively, and consisted of net earnings, foreign currency translation adjustments, changes in the fair value of forward starting interest rate swap agreements and the amortization of unrecognized amounts related to pension and postretirement benefits. For the three and nine month periods ended September 30, 2006, comprehensive earnings were $74,298,000 and $181,094,000, respectively, and consisted of net earnings and changes in the fair value of forward starting interest rate swap agreements.

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
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Divestitures and Discontinued Operations (continued)

The discontinued operations included the following net sales, pretax loss on operations, pretax gain on disposals, income tax expense or benefit and overall net earnings or loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Net sales	$85	$2,357	$1,027	$6,008

Pretax loss on operations	$(138)	$(1,247)	$(674)	$(3,169)
Pretax gain on disposals	935	747	2,526	2,968

Pretax gain (loss)	797	(500)	1,852	(201)
Income tax expense (benefit)	402	(156)	867	16

Net earnings (loss)	$395	$(344)	$985	$(217)

3.	Inventories

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in Thousands)

Finished products	$239,879	$213,302	$198,541
Products in process and raw materials	18,559	19,271	17,975
Supplies and expendable parts	42,350	37,935	40,202

	300,788	270,508	256,718
Less allowances	(15,536)	(14,221)	(12,181)

Total	$285,252	$256,287	$244,537

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three Months Ended September 30, 2007
	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$106,757	$60,494	$407,416	$574,667
Acquisitions	—	—	—	—
Divestitures	—	—	—	—

Balance at end of period	$106,757	$60,494	$407,416	$574,667

	Nine Months Ended September 30, 2007
	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$106,757	$60,494	$403,287	$570,538
Acquisitions	—	—	5,132	5,132
Divestitures	—	—	(1,003)	(1,003)

Balance at end of period	$106,757	$60,494	$407,416	$574,667

5.	Long-Term Debt

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in Thousands)

6.875% Notes, due 2011	$249,852	$249,829	$249,821
5.875% Notes, due 2008	202,614	204,224	204,746
6.9% Notes, due 2007	—	124,995	124,994
7% Debentures, due 2025	124,326	124,312	124,308
6.25% Senior Notes, due 2037	247,788	—	—
Floating Rate Senior Notes, due 2010, interest rate of 5.51%	224,322	—	—
Commercial paper and line of credit, interest rates ranging from 4.40% to 5.83%	76,000	537	12,190
Acquisition notes, interest rates ranging from 2.11% to 8.00%	668	702	731
Other notes	3,204	665	640

	1,128,774	705,264	717,430
Less current maturities	(78,069)	(125,956)	(137,606)

Total	$1,050,705	$579,308	$579,824

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

On April 25, 2007, the Corporation issued $250,000,000 of 6.25% Senior Notes due in 2037 and $225,000,000 of Floating Rate Senior Notes due in 2010 (collectively, the “Senior Notes”). The 6.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a “make whole” redemption price. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR (5.36% at September 30, 2007) plus 0.15% and may not be redeemed prior to maturity. Upon a change of control repurchase event, the Corporation will be required to make an offer to repurchase all outstanding Senior Notes at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date.

The Corporation refinanced its $125,000,000 6.9% Notes that matured in August 2007 with proceeds from its offering of public debt in April 2007 and issuances of commercial paper.

The carrying values of the Notes due in 2008 included $2,766,000, $4,469,000 and $5,022,000 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively, for the unamortized value of terminated interest rate swaps.

The Corporation entered into two forward starting interest rate swap agreements in September 2006 related to $150,000,000 of the Corporation’s anticipated refinancing of its $200,000,000 5.875% Notes due in 2008 (the “Swap Agreements”). At September 30, 2007, the fair value of the Swap Agreements was a liability of $1,006,000 and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the three and nine months ended September 30, 2007 included a loss of $2,774,000 and a gain of $571,000, respectively, net of tax, for the change in fair value of the Swap Agreements. At December 31, 2006 and September 30, 2006, the fair value of the Swap Agreements was a liability of $1,951,000 and $1,862,000, respectively.

Borrowings of $76,000,000 and $11,000,000 were outstanding under the commercial paper program at September 30, 2007 and 2006, respectively. No commercial paper borrowings were outstanding at December 31, 2006.

At December 31, 2006 and September 30, 2006, borrowings of $537,000 and $1,190,000, respectively, were outstanding under a $10,000,000 line of credit. No such borrowings were outstanding at September 30, 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

On April 17, 2007, the Corporation entered into an amendment of its $250,000,000 five-year revolving credit agreement, which modified the leverage ratio covenant in the agreement. As modified, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Corporation was in compliance with the Ratio at September 30, 2007.

6.	Income Taxes

	Nine Months Ended September 30,
	2007	2006
Estimated effective income tax rate:
Continuing operations	29.6%	29.8%

Discontinued operations	46.8%	(8.0%)

Overall	29.7%	29.8%

The Corporation’s effective income tax rate reflects the effect of state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves, the domestic production deduction and the tax effect of nondeductibility of goodwill related to asset sales. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective income tax rate.

The change in the year-to-date estimated overall effective income tax rate during the third quarter of 2007, when compared with the year-to-date estimated overall effective income tax rate as of June 30, 2007, is primarily due to discrete tax events. During the quarter ended September 30, 2007, discrete tax events, primarily the reversal of 2003 tax reserves for which the statute of limitations expired and the true-up of the 2006 provision estimates to actual as a result of filing the related tax returns during the period, reduced income tax expense and increased net earnings by $5,120,000, or $0.12 per diluted share.

The change in the year-to-date estimated overall effective income tax rate during the third quarter of 2006, when compared with the year-to-date estimated overall effective income tax rate as of June 30, 2006, resulted primarily from discrete tax events. During the quarter ended September 30, 2006, discrete tax events, primarily consisting of the reversal of tax contingencies related to the expiration of the statute of limitations for the 2002 tax year, providing reserves for tax contingencies and the evaluation of deferred taxes, increased net earnings for the quarter ended September 30, 2006 by $2,679,000, or $0.06 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three months ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$3,085	$3,050	$160	$138
Interest cost	4,926	4,523	701	670
Expected return on assets	(5,608)	(4,901)	—	—
Amortization of:
Prior service cost (credit)	169	185	(324)	(324)
Actuarial loss (gain)	1,116	714	(24)	(60)

Total net periodic benefit cost	$3,688	$3,571	$513	$424

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30 (dollars in thousands):

	Pension		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$9,266	$9,154	$479	$414
Interest cost	14,796	13,577	2,103	2,009
Expected return on assets	(16,845)	(14,711)	—	—
Amortization of:
Prior service cost (credit)	509	556	(971)	(971)
Actuarial loss (gain)	3,353	2,144	(72)	(179)

Total net periodic benefit cost	$11,079	$10,720	$1,539	$1,273

The Corporation made a $12,000,000 voluntary contribution to its pension plan in the third quarter of 2007. The contribution was deductible for tax purposes for the 2006 tax year. No additional contributions are expected during the remainder of the year.

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
FORM 10-Q
For the Quarter Ended September 30, 2007
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

The following tables display selected financial data for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments. Prior year information has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Total revenues:
Mideast Group	$207,688	$199,590	$559,326	$536,742
Southeast Group	140,924	144,096	407,541	420,656
West Group	226,917	217,937	579,317	587,497

Total Aggregates Business	575,529	561,623	1,546,184	1,544,895
Specialty Products	44,688	40,030	130,546	125,796

Total	$620,217	$601,653	$1,676,730	$1,670,691

Net sales:
Mideast Group	$193,300	$183,678	$524,665	$496,046
Southeast Group	119,068	119,714	352,427	348,723
West Group	197,319	188,114	502,734	508,168

Total Aggregates Business	509,687	491,506	1,379,826	1,352,937
Specialty Products	39,236	35,875	117,492	113,712

Total	$548,923	$527,381	$1,497,318	$1,466,649

Earnings (Loss) from operations:
Mideast Group	$68,594	$67,190	$188,901	$165,260
Southeast Group	19,606	16,994	68,187	48,340
West Group	45,981	36,845	76,544	78,185

Total Aggregates Business	134,181	121,029	333,632	291,785
Specialty Products	8,967	5,096	24,458	19,086
Corporate	(6,200)	(10,113)	(26,593)	(22,434)

Total	$136,948	$116,012	$331,497	$288,437

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Aggregates	$479,942	$459,584	$1,299,308	$1,268,241
Asphalt	14,183	14,325	35,129	36,948
Ready Mixed Concrete	10,654	9,233	30,771	27,756
Road Paving	4,267	6,450	10,700	14,587
Other	641	1,914	3,918	5,405

Total Aggregates Business	509,687	491,506	1,379,826	1,352,937
Specialty Products	39,236	35,875	117,492	113,712

Total	$548,923	$527,381	$1,497,318	$1,466,649

10.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)
Other current and noncurrent assets	$(7,238)	$(12,338)
Notes receivable	323	5,738
Accrued salaries, benefits and payroll taxes	(2,157)	617
Accrued insurance and other taxes	6,281	6,854
Accrued income taxes	54,401	31,067
Accrued pension, postretirement and postemployment benefits	(7,941)	(3,039)
Other current and noncurrent liabilities	19,058	4,627

	$62,727	$33,526

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 302 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.
During the quarter ended September 30, 2007, the Corporation reviewed its inventory standards and recorded a $3.6 million increase in its finished goods inventory values for a year-to-date total of $12.6 million, inclusive of the $9.0 million increase recorded in the second quarter of 2007. The increase in the third quarter of 2007 continues the trend of the Corporation matching current inventory values with current cost of sales. Management will continue to update its inventory standards on a quarterly basis going forward. In prior years, the Corporation updated inventory standards once a year in the fourth quarter. During the fourth quarter of 2006, the Corporation recorded a $13.4 million increase to finished goods inventory values for the annual updating of inventory standards.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2007 and 2006 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):
Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross profit	$167,366	$149,287	$439,557	$388,121

Total revenues	$620,217	$601,653	$1,676,730	$1,670,691

Gross margin	27.0%	24.8%	26.2%	23.2%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross profit	$167,366	$149,287	$439,557	$388,121

Total revenues	$620,217	$601,653	$1,676,730	$1,670,691
Less: Freight and delivery revenues	(71,294)	(74,272)	(179,412)	(204,042)

Net sales	$548,923	$527,381	$1,497,318	$1,466,649

Gross margin excluding freight and delivery revenues	30.5%	28.3%	29.4%	26.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Earnings from operations	$136,948	$116,012	$331,497	$288,437

Total revenues	$620,217	$601,653	$1,676,730	$1,670,691

Operating margin	22.1%	19.3%	19.8%	17.3%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Earnings from operations	$136,948	$116,012	$331,497	$288,437

Total revenues	$620,217	$601,653	$1,676,730	$1,670,691
Less: Freight and delivery revenues	(71,294)	(74,272)	(179,412)	(204,042)

Net sales	$548,923	$527,381	$1,497,318	$1,466,649

Operating margin excluding freight and delivery revenues	24.9%	22.0%	22.1%	19.7%

Quarter Ended September 30
Notable items for the quarter ended September 30, 2007 included:
•	Earnings per diluted share of $2.12, up 28% from the prior-year quarter

•	Net sales of $548.9 million, up 4% compared with the prior-year quarter

•	Consolidated operating margin excluding freight and delivery revenues of 24.9%, up 290 basis points over the prior-year quarter

•	Heritage aggregates product line pricing up 8.6%, offsetting a 4.1% volume decline

•	Specialty Products earnings from operations up 76% from the prior-year quarter

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2007 and 2006. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million for the quarters ended September 30, 2007 and 2006. Consolidated other operating income and expenses, net, was income of $6.2 million and $2.2 million for the quarters ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$193,300		$183,678
Southeast Group	119,068		119,714
West Group	197,319		188,114

Total Aggregates Business	509,687	100.0	491,506	100.0
Specialty Products	39,236	100.0	35,875	100.0

Total	$548,923	100.0	$527,381	100.0

Gross profit:
Mideast Group	$79,099		$76,351
Southeast Group	25,040		22,811
West Group	51,580		46,672

Total Aggregates Business	155,719	30.6	145,834	29.7
Specialty Products	11,690	29.8	7,860	21.9
Corporate	(43)	—	(4,407)	—

Total	$167,366	30.5	$149,287	28.3

Selling, general & administrative expenses:
Mideast Group	$10,887		$10,371
Southeast Group	6,348		5,859
West Group	11,520		10,729

Total Aggregates Business	28,755	5.6	26,959	5.5
Specialty Products	2,591	6.6	2,683	7.5
Corporate	5,093	—	5,612	—

Total	$36,439	6.6	$35,254	6.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)

	Three Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$68,594		$67,190
Southeast Group	19,606		16,994
West Group	45,981		36,845

Total Aggregates Business	134,181	26.3	121,029	24.6
Specialty Products	8,967	22.9	5,096	14.2
Corporate	(6,200)	—	(10,113)	—

Total	$136,948	24.9	$116,012	22.0

Net sales for the Aggregates business for the 2007 third quarter were $509.7 million, a 3.7% increase over 2006 third-quarter sales of $491.5 million. Heritage aggregates pricing increased 8.6%, contributing to a 200-basis-point increase in the aggregates product line gross margin excluding freight and delivery revenues and a 290-basis-point improvement in consolidated operating margin excluding freight and delivery revenues. These record results were achieved despite a greater than 4% decline in aggregates volume and an increase in production costs resulting from operating leverage and inventory control. Pricing improvements continued to hold in the Aggregates business. As expected, the rate of growth in aggregates pricing slowed during the quarter in response to the effect of more limited 2007 mid-year price increases, which reflects reduced demand over the past six quarters. However, even with weaker demand, the rate of pricing improvement continues to be well above historic norms for the Aggregates business, which reflects the intrinsic value of well-located, zoned and permitted aggregates reserves.
While weather continued to affect performance in the West Group during the quarter, the Group finished the quarter with volumes up over 2% and showed significant earnings improvement over the prior-year period. July 2007 was the wettest July in recorded weather history in Texas and the historic rainfall affected both shipments and operations. However, as dry, hot days began to outnumber wet days in mid-August and September, volume for commercial and infrastructure projects began to return to normal levels. The Raleigh-Durham and Greensboro, North Carolina areas, as well as Virginia, had positive volume growth for the quarter. Volumes declined in most other regions of the country, reflecting the continued diminishment of residential construction coupled with a slowing in the rate of growth of commercial construction, notably office and retail space.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	September 30, 2007
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(6.7%)	12.9%
Southeast Group	(10.5%)	11.7%
West Group	2.3%	3.5%
Heritage Aggregates Operations	(4.1%)	8.6%
Aggregates Product Line (3)	(4.3%)	8.5%

	Three Months Ended
	September 30,
	2007	2006
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	19,254	20,633
Southeast Group	11,331	12,656
West Group	21,141	20,671

Heritage Aggregates Operations	51,726	53,960
Acquisitions	135	—
Divestitures(4)	17	245

Aggregates Product Line (3)	51,878	54,205

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates product line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Furthermore, excessive rainfall can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, third quarter and year-to-date results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
Third-quarter results for the Specialty Products segment, which includes magnesia chemicals, dolomitic lime and targeted activity in structural composites, were positive. Specialty Products’ net sales were $39.2 million for the third quarter 2007 compared with $35.9 million for the prior-year period. Earnings from operations for the quarter were $9.0 million compared with $5.1 million in the year-earlier period. Management has established specific quarterly benchmarks for the remainder of 2007 to evaluate the viability of the remaining components of the structural composites product line.
Selling, general and administrative expenses for the quarter ended September 30, 2007 was $36.4 million versus $35.3 million in the 2006 period. Selling, general and administrative expenses, as a percentage of net sales, declined slightly to 6.6%.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the third quarter, consolidated other operating income and expenses, net, was income of $6.2 million in 2007 compared with $2.2 million in 2006, primarily as a result of a $4.5 million gain on the sale of land in 2007 for the West Group.
During the quarter ended September 30, 2007, the Corporation reviewed its inventory standards and recorded a $3.6 million increase in its finished goods inventory values for a year-to-date total of $12.6 million, inclusive of the $9.0 million increase recorded in the second quarter of 2007. The increase in the third quarter of 2007 continues the trend of the Corporation matching current inventory values with current cost of sales. Management will continue to update its inventory standards on a quarterly basis going forward. In prior years, the Corporation updated inventory standards once a year in the fourth quarter. During the fourth quarter of 2006, the Corporation recorded a $13.4 million increase to finished goods inventory values for the annual updating of inventory standards.
Consolidated interest expense was $17.2 million for the third quarter 2007 as compared with $10.1 million for the prior-year quarter. The increase primarily resulted from interest for the 6.25% Senior Notes and Floating Rate Senior Notes issued in April 2007 and higher outstanding commercial paper borrowings during the third quarter 2007.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended September 30, was income of $1.3 million in 2007 compared with expense of $0.2 million in 2006, primarily as a result of higher earnings on nonconsolidated investments in 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
Nine Months Ended September 30
Notable items for the nine months ended September 30, 2007 included:
•	Earnings per diluted share of $4.73, up 20% from the prior-year period

•	Net sales of $1.497 billion, up 2% when compared with the prior-year period

•	Consolidated operating margin excluding freight and delivery revenues of 22.1%, up 240 basis points over prior-year period

•	Heritage aggregates product line pricing up 12.1%; heritage volume decreased 8.8%

•	Repurchased 3,585,000 shares of common stock, nearly 8% of shares outstanding at the beginning of the year, at an average price of $138.12 per share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2007 and 2006. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.6 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively. Consolidated other operating income and expenses, net, was income of $11.5 million and $9.4 million for the nine months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$524,665		$496,046
Southeast Group	352,427		348,723
West Group	502,734		508,168

Total Aggregates Business	1,379,826	100.0	1,352,937	100.0
Specialty Products	117,492	100.0	113,712	100.0

Total	$1,497,318	100.0	$1,466,649	100.0

Gross profit:
Mideast Group	$220,891		$191,167
Southeast Group	85,400		64,894
West Group	102,116		108,956

Total Aggregates Business	408,407	29.6	365,017	27.0
Specialty Products	32,823	27.9	27,287	24.0
Corporate	(1,673)	—	(4,183)	—

Total	$439,557	29.4	$388,121	26.5

Selling, general & administrative expenses:
Mideast Group	$34,213		$32,362
Southeast Group	19,160		17,667
West Group	34,466		33,596

Total Aggregates Business	87,839	6.4	83,625	6.2
Specialty Products	7,932	6.8	8,128	7.1
Corporate	23,250	—	16,810	—

Total	$119,021	7.9	$108,563	7.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)

	Nine Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$188,901		$165,260
Southeast Group	68,187		48,340
West Group	76,544		78,185

Total Aggregates Business	333,632	24.2	291,785	21.6
Specialty Products	24,458	20.8	19,086	16.8
Corporate	(26,593)	—	(22,434)	—

Total	$331,497	22.1	$288,437	19.7

Net sales for the Aggregates business for the nine months ended September 30 were $1.380 billion in 2007, a 2.0% increase over 2006 net sales of $1.353 billion. Aggregates pricing at heritage locations was up 12.1%, while volume decreased 8.8%. Including acquisitions and divestitures, aggregates pricing for the nine months ended September 30, 2007 increased 12.0% and aggregates product line volume decreased 9.0%. Shipment volumes reflect a significant decline in the residential construction market and inclement weather experienced by the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended
	September 30, 2007
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	(8.4%)	15.5%
Southeast Group	(12.4%)	15.6%
West Group	(6.8%)	6.1%
Heritage Aggregates Operations	(8.8%)	12.1%
Aggregates Product Line (3)	(9.0%)	12.0%

	Nine Months Ended
	September 30,
	2007	2006
	(tons in thousands)
Shipments
Heritage Aggregates Product Line(2):
Mideast Group	51,279	55,982
Southeast Group	33,229	37,918
West Group	53,309	57,205

Heritage Aggregates Operations	137,817	151,105
Acquisitions	238	—
Divestitures(4)	144	690

Aggregates Product Line (3)	138,199	151,795

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates product line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
Selling, general and administrative expenses for the nine months ended September 30, 2007 was $119.0 million versus $108.6 million in the 2006 period. This increase of $10.4 million was primarily related to a $6.7 million increase in performance-based incentive compensation. Excluding the effect of increased performance-based incentive compensation, selling, general and administrative expenses for the nine months ended September 30, 2007 increased $3.8 million, or 3.5%, in line with expected inflationary increases.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
For the nine months ended September 30, other operating income and expenses, net, was income of $11.5 million in 2007 compared with $9.4 million in 2006. The increase results primarily from higher gains on sales of assets, primarily excess land, and was partially offset by lower royalty and rental income.
Consolidated interest expense was $45.1 million for the nine months ended September 30, 2007 compared with $29.8 million for the prior-year period. The increase resulted from interest for the 6.25% Senior Notes issued in April 2007, Floating Rate Senior Notes issued in April 2007, increased outstanding commercial paper balances, and a lower amount of capitalized interest related to major plant expansion and efficiency projects in 2007 as compared with the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2007 was $272.8 million compared with $209.7 million in the comparable period of 2006. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first nine months of 2007 as compared with the year-earlier period reflects higher earnings before depreciation, depletion and amortization and higher accruals for income tax obligations, and was partially offset by a higher build up of inventories due to declining shipment volumes, increased cash paid for interest and increased tax benefits from stock option exercise activity.
Depreciation, depletion and amortization was as follows (dollars in millions):

	Nine Months Ended
	September 30,
	2007	2006
Depreciation	$105.5	$95.1
Depletion	3.4	4.6
Amortization	2.2	3.0

	$111.1	$102.7

The increase in depreciation expense is primarily due to the completion of several large capital projects, including new plants at the Three Rivers operation in Kentucky and North Troy operation in Oklahoma.
The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2006 net cash provided by operating activities was $338.2 million, compared with $209.7 million for the first nine months of 2006.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
First nine months capital expenditures, exclusive of acquisitions, were $196.9 million in 2007 and $212.6 million in 2006. Capital expenditures during the first nine months of 2006 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $266.0 million in 2006. Full-year capital spending is expected to approximate $260.0 million for 2007, including the Hunt Martin joint venture and exclusive of acquisitions, and is up from the previous estimate of $235 million due to the purchase of 50 new barges for $24 million which were originally expected to be financed through operating leases.
During the nine months of 2006, the Corporation received repayment of a $12.5 million note receivable related to the divestiture of its Houston asphalt operations. The Corporation continues to have a continuing financial interest in the Houston asphalt market via a supply agreement and therefore continues to include the divested locations in continuing operations.
During 2007, the Corporation continued its common stock repurchase plan through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the quarter ended September 30, 2007. During the nine months ended September 30, the Corporation repurchased 3,585,000 shares at an aggregate cost of $495.2 million in 2007 compared with 1,274,200 shares at an aggregate cost of $112.6 million in 2006. In August 2007, the Board of Directors authorized management to repurchase up to an additional 5.0 million shares of its common stock. At September 30, 2007, 5,646,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Corporation refinanced its $125 million 6.9% Notes that matured in August 2007 with proceeds from the Corporation’s offering of public debt in April 2007 and issuances of commercial paper in the A-2/P-2 markets (see page 31 for a discussion of credit ratings). The tightening of the credit markets made placement of A-2/P-2 commercial paper more difficult during the August and September 2007 timeframe. The Corporation initially placed the commercial paper in the overnight markets and effectively termed the commercial paper to 30-day maturities over a period of one week. Since that time, placement has not been problematic.
In September 2006, the Corporation entered into two forward starting interest rate swap agreements (the “Swap Agreements”) related to $150 million of the Corporation’s anticipated refinancing of its $200 million 5.875% Notes due in 2008. The change in fair value of the Swap Agreements, net of income taxes, is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At September 30, 2007, the fair value of the Swap Agreements was a liability of $1.0 million and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the nine months ended September 30, 2007 included a gain of $0.6 million, net of tax, for the change in fair value of the Swap Agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
On April 17, 2007, the Corporation entered into an amendment of its $250 million five-year revolving credit agreement, which modified the leverage ratio covenant in the agreement. As modified, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At September 30, 2007, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 1.86 and was calculated as follows:

Twelve Month Period
October 1, 2006 to
September 30, 2007
(Dollars in thousands)

Earnings from continuing operations	$267,828
Add back:
Interest expense	55,747
Income tax expense	116,355
Depreciation, depletion and amortization expense	149,157
Stock-based compensation expense	20,122
Deduct:
Interest income	(2,544)

Consolidated EBITDA, as defined	$606,665

Consolidated debt at September 30, 2007	$1,128,774

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2007 for the trailing twelve month EBITDA	1.86

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
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
The management team and Board of Directors have focused on establishing prudent leverage targets that provide for value creation through strong operational performance, continued investment in internal growth opportunities, financial flexibility to support opportunistic and strategic acquisitions and a return of cash to shareholders through sustainable dividends and share repurchase programs while maintaining a solid investment grade rating. Given these parameters, in the ordinary course of business and absent any future debt incurred in connection with an acquisition, the Corporation expects to manage its leverage within a range of 2.0 to 2.5 times consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the underlying credit agreement.
Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends. However, the Corporation is exposed to risk from tightening credit markets, through the interest cost related to its $225 million Floating Rate Senior Notes due in 2010 and the availability and interest cost related to its commercial paper program which is rated A-2 by Standard and Poor’s and P-2 by Moody’s. Commercial paper of $76 million was outstanding at September 30, 2007. Refer also to “Risk to Earnings Expectations” disclosed in the Corporation’s third-quarter results press release dated October 30, 2007.
The Corporation may be required to obtain additional levels of financing in order to fund certain strategic acquisitions, if any such opportunities arise. Currently, the Corporation’s senior unsecured debt is rated BBB+ by Standard & Poor’s and Baa1 by Moody’s. The Corporation’s commercial paper obligations are rated A-2 by Standard & Poor’s and P-2 by Moody’s. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.
Contractual Obligations
At September 30, 2007, the Corporation had gross unrecognized tax benefits, excluding interest, of $29.4 million. The Corporation anticipates settlement of $19.4 million with the taxing authorities in the upcoming twelve months and settlement of $10.0 million in one to three years.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
The Corporation’s contractual obligations related to its Senior Notes issued in April 2007 are included in the following table (dollars in thousands). Interest on the Floating Rate Senior Notes has been calculated assuming a three-month LIBOR rate equal to the September 30, 2007 rate of 5.355%.

	Total	< 1 yr	1-3 yrs.	3-5 yrs.	> 5yrs.

Long-term debt	$475,000	$—	$225,000	$—	$250,000
Interest (off balance sheet)	502,813	35,824	68,551	46,875	351,563

Total	$977,813	$35,824	$293,551	$46,875	$601,563

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
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
OUTLOOK 2007 Based upon the Corporation’s strong year-to-date performance, management continues to have a positive outlook for the remainder of the year. Aggregates product line pricing is expected to increase in the upper half of single digits for the fourth quarter and 10% to 11% for the year; however, aggregates shipments are becoming more difficult to estimate. Management currently expects aggregates volume to decrease 2% to 4% in the fourth quarter and decrease 6% to 8% for the year with the degree of decline predicated on continued correction in the residential construction market, in addition to slower growth in commercial construction. Management believes certain commercial construction, notably office and retail space, is exhibiting a cautionary pause in activity in some areas as developers digest the impact of the current credit markets on construction and development plans. Capacity-related, industrial and distribution-related construction remains in a solid growth pattern. Infrastructure spending is expected to remain positive, although rising construction and materials prices have made projects more costly.
The Specialty Products segment, which includes magnesia chemicals, dolomitic lime and focused activity in structural composites, is expected to contribute $31 million to $33 million in pretax earnings in 2007 compared with $22 million in 2006. Management expects the magnesia chemicals business to continue to grow and demand for dolomitic lime from the steel industry to be down slightly.
With this backdrop, management currently expects net earnings per diluted share for the fourth quarter to range from $1.37 to $1.72 and the range for the year is $6.10 to $6.45.
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
FORM 10-Q
For the Quarter Ended September 30, 2007
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2007
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas and South Carolina, which when coupled with North Carolina, represented 44% of 2006 net sales in the Aggregates business; levels of commercial construction spending in the markets the Corporation serves; the severity of a continued decline in the residential construction market and the slowing growth rate in commercial construction, notably office and retail space; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity and the early onset of winter; the volatility of fuel costs; continued increases in the cost of repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; continued strength in the steel industry markets served by the Corporation’s dolomitic lime products; successful development and implementation of the structural composite technological process, commercialization of strategic products for specific market segments, and the generation of earnings streams sufficient enough to support the recorded assets of the structural composites product line; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.
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
Telephone: (919) 783-4540
Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Since June 30, 2004, the Federal Reserve Board has increased the federal funds rate from 1.00% to 4.75% at September 30, 2007. This increase has negatively affected the residential construction market, which accounted for approximately 17% of the Corporation’s aggregates product line shipments in 2006. Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of its temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; Floating Rate Senior Notes; defined benefit pension plans; and energy costs. Additionally, the shareholders’ equity of the Corporation is affected by changes in the fair value of forward starting interest rate swap agreements.
Commercial Paper Obligations. The Corporation has a $250 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At September 30, 2007, commercial paper borrowings of $76 million were outstanding. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100 basis point increase in interest rates on commercial paper borrowings of $76 million would increase interest expense by $0.8 million on an annual basis.
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
Energy Costs. Energy costs, including diesel fuel and natural gas, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. In 2006, energy costs increased significantly, with fuel price increases lowering earnings per diluted share by $0.36. A hypothetical 10% change in the Corporation’s energy prices in 2007 as compared with 2006, assuming constant volumes, would impact 2007 pretax earnings by approximately $17.8 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2007 is calculated based on assumptions selected at December 31, 2006. Therefore, interest rate risk in 2007 is limited to the potential effect related to outstanding commercial paper and the Corporation’s Floating Rate Senior Notes. Assuming outstanding commercial paper of $76 million and Floating Rate Senior Notes of $225 million, the impact of a hypothetical 100 basis point increase in interest rates would increase interest expense and decrease pretax earnings by $3.0 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $17.8 million.
Forward Starting Interest Rate Swap Agreements. In September 2006, the Corporation entered into forward starting interest rate swap agreements (the “Swap Agreements”) for the anticipated refinancing of $150.0 million of its $200.0 million 5.875% Notes due in 2008. In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the fair values of the Swap Agreements are recorded as an asset or liability in the consolidated balance sheet. The change in fair value is recorded directly in shareholders’ equity, net of taxes, as other comprehensive earnings/loss. At September 30, 2007, the fair value of the Swap Agreements was a liability of $1.0 million and was included in other noncurrent liabilities in the Corporation’s consolidated balance sheet.
As a result of the Swap Agreements, the Corporation’s comprehensive earnings/loss will be affected by changes in the LIBOR rate. A hypothetical change in interest rates of 100 basis points would change other comprehensive earnings/loss by approximately $5.7 million, which is net of taxes of $3.7 million.
Item 4. Controls and Procedures
As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1, 2007 — July 31, 2007	—	$—	—	645,998
August 1, 2007 — August 31, 2007	—	$—	—	5,645,998
September 1, 2007 — September 30, 2007	—	$—	—	5,645,998

Total	—	$—	—	5,645,998
During the quarter ended September 30, 2007, the Corporation did not repurchase any shares of its common stock. In August 2007, the Board of Directors authorized management to repurchase up to an additional 5.0 million shares of its common stock.
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated October 30, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated October 30, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated October 30, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated October 30, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: October 30, 2007	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated October 30, 2007 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated October 30, 2007 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated October 30, 2007 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated October 30, 2007 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002