Form 10-K
period 2007-12-31
MARTIN MARIETTA MATERIALS INC
filed 2008-02-25
CIK 916076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☒            No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐            No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒            No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                      Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
     As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,189,050,508 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 15, 2008
Common Stock, $.01 par value per share	41,254,046 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2007 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008 (Proxy Statement)	Part III

PART I
ITEM 1.	BUSINESS
General
     Martin Marietta Materials, Inc. (the “Company”) is a leading producer of aggregates for the construction industry, including infrastructure, commercial, agricultural, and residential. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications; dolomitic lime sold primarily to the steel industry; and structural composite products. In 2007, the Company’s Aggregates business accounted for 92% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 8% of the Company’s total net sales.
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

     Between 2001 and 2007, the Company disposed of or permanently shut down a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2008 in an effort to redeploy capital for other opportunities.
Business Segment Information
     The Company operates in four reportable business segments: the Mideast Group, Southeast Group, and West Group, collectively the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the magnesia-based chemicals and dolomitic lime businesses and the structural composites product line. Information concerning the Company’s total revenues, net sales, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2007 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2007 consolidated financial statements (the “2007 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2007 Annual Report to Shareholders (the “2007 Annual Report”), which information is incorporated herein by reference.
Aggregates Business
     The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, commercial and residential construction industries as well as miscellaneous uses such as agriculture, railroad ballast and chemical uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located primarily in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations.
     The Company is a leading producer of aggregates for the construction industry in the United States. In 2007, the Company’s Aggregates business shipped 182.3 million tons of aggregates primarily to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.8 billion and $431.8 million, respectively.
     The Aggregates business markets its products primarily to the construction industry, with approximately 48% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector. The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 287 quarries, underground mines, distribution facilities, and plants in 28 states, Canada, and the Bahamas. The Company’s five largest revenue-generating states (North

Carolina, Texas, Georgia, Iowa, and South Carolina) account for approximately 61% of total 2007 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time.
     The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Excessive rainfall can also jeopardize shipments, production, and profitability. Due to these factors, the Company’s second and third quarters are the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity and have experienced weather-related losses in recent years. The Company did not incur significant damage from hurricanes during 2007. However, during 2007, the West Group, particularly Texas, southern Oklahoma and Kansas, experienced near historic levels of rainfall and flooding, which affected both shipments and operations.
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
     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2007, the originating mode of transportation for the Company’s aggregates shipments was 74% by truck, 17% by rail, and 9% by water. The majority of the rail and water movements occur in the Southeast Group and the West Group. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In recent years, the Company has brought additional capacity on line at its Bahamas and Nova Scotia locations to transport materials via oceangoing ship. Further, in 2006, the Company completed the second largest capital project in its history, a highly-automated plant and barge loadout system at its Three Rivers facility in Kentucky. This new plant, a key site in the Company’s long-haul distribution network, is capable of producing more than 8 million tons per year for shipment to 14 states along the Ohio and Mississippi River network. The Company is currently focusing a significant part of its capital spending program on locations along the geological fall line in Georgia and South Carolina, which are part of the rail transportation network.
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
     In 2005 and 2006, the Company experienced rail transportation shortages in Texas and parts of the Southeast Group. These shortages were caused by the downsizing in personnel and equipment by certain railroads during the economic downturn in the early part of this decade. Further, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. In 2006, the Company brought a new plant online on a greensite at its North Troy operation in Oklahoma, which is capable of producing 5 million tons per year and handling multiple 90-car unit trains. Certain of the Company’s sales yards in the southwestern region of the United States have the system capabilities to meet the unit train requirements. Over the last few years, the Company has made capital improvements to a number of its sales yards in this region in order to better accommodate unit train unloadings. Further, in 2005, the Company addressed certain of its railcar needs for future shipments by leasing 780 railcars under two master lease agreements.
     The Company experiences shortages of barges from time to time. Barge availability has become an issue as the rate of barges being retired is exceeding the rate at which new barges are being constructed. Shipyards that build barges are operating at capacity, and the lead time for new barges is approximately 18 months. To help alleviate this problem, the Company purchased 50 new barges in 2007.
     The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via barges and deepwater ships should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.
     The construction aggregates industry has been in a consolidating mode. The Company’s management expects this trend to continue but at a slower rate as the number of suitable small to mid-sized acquisition targets in high growth markets decline. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, and pursuing new opportunities related to the Company’s existing markets.
     The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates business. These vertically integrated operations accounted for approximately 6% of revenues of the Aggregates business in 2007. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, they do not represent core businesses of the Company. The results of these operations are currently insignificant to the Company as a whole. Over the last few years the Company has disposed of some of these operations. The Company continues to review carefully the acquired vertically integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities.
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
     Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $22.3 million, $25.0 million, and $16.4 million during 2007, 2006, and 2005, respectively.

Specialty Products Business
     The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2007, 66% of Specialty Products’ net sales were attributable to chemical products, 29% to lime, and 2% to stone, with the remaining 3% attributable to the structural composite products line described below.
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
     In 2007, approximately 75% of the lime produced was sold to third-party customers, while the remaining 25% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. Products used in the steel industry accounted for approximately 70% of the Specialty Products’ net sales in 2007, attributable primarily to the sale of dolomitic lime products. During 2007, softness in housing-related steel products and auto making curtailed demand for steel making. Further, steel production in 2007 was reduced following a record year for steel imports in 2006. Import rates in 2007 adjusted to the domestic market, but the continued downturn in steel-related industries will affect Specialty Products’ revenues.
     Management has shifted the strategic focus of this magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that business is not as dependent on the steel industry as is the dolomitic lime portion of the Specialty Products business.
     The principal raw materials used in the Specialty Products business are dolomitic limestone and alkali-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.
     After the brine is used in the production process, the Specialty Products business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Specialty Products entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Specialty Products, at market rates, for use in Dow’s production of calcium chloride products. Specialty Products also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Specialty Products facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of the pipeline was completed in 2003, and Dow began purchasing processed brine from Specialty Products through the pipeline.
     Specialty Products generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.
     Approximately 12% of the revenues of the Specialty Products business are from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $20.2 million, $17.0 million, and $19.6 million in 2007, 2006, and 2005, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.
     The Company also develops structural composite products, through its Specialty Products business and its wholly-owned subsidiary, Martin Marietta Composites (“MMC”). Pursuant to various agreements, MMC has rights to commercialize certain proprietary technologies including those related to flat panel applications. These agreements give MMC the opportunity to pursue the use of certain fiber-reinforced polymer composites technologies for products where corrosion resistance and high strength-to-weight ratios are important factors. MMC continued its commercialization during 2007 of these structural composites technologies and initiated other selected products in related target markets.
     In 2007, MMC narrowed the focus within several market sectors for its composite products: military products, including ballistic and blast panels, transportation products, including rail cars, and other structural panel products. MMC will continue to evaluate a variety of homeland security and commercial uses for composite materials. There can be no assurance that these technologies will become profitable.
Patents and Trademarks
     As of February 15, 2008, the Company owns, has the right to use, or has pending applications for approximately 129 patents pending or granted by the United States and various countries and approximately 59 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.
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
     There are over 3,800 companies in the United States that produce aggregates. The largest five producers account for approximately 31% of the total market. The Company, in its Aggregates business, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels, river barges, and rail have enhanced the Company’s ability to compete in the aggregates business. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.
     The Company’s Specialty Products segment competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 12% of revenues for the Specialty Products business in 2007, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.
Research and Development
     The Company conducts research and development activities principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan, and for its structural composites product line, at its headquarters in Raleigh, North Carolina, and its plant in Sparta, North Carolina. In general, the Company’s research and development efforts in 2007 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.9 million in 2007, $0.7 million in 2006, and $0.7 million in 2005 on research and development activities.
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
     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $9.1 million in 2007 and approximately $8.5 million in 2006 and are related to the Company’s environmental staff and ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K). Capitalized costs related to environmental control facilities were approximately $4.1 million in 2007 and are expected to be approximately $3 million in each of 2008 and 2009. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2007 and 2006. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.
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
     With respect to reclamation costs effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). See “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2007 Financial Statements and the 2007 Annual Report. Under FAS 143, future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.
     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2007 Financial Statements included under Item 8 of this Form 10-K and the 2007 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2007 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.
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
     In February 1998, the Georgia Department of Natural Resources (“GDNR”) determined that both the Company and the Georgia Department of Transportation (“GDOT”) are responsible parties for investigation and remediation at the Company’s Camak Quarry in Thomson, Georgia, due to the discovery of trichloroethene (“TCE”) above its naturally occurring background concentration in a drinking water well on site. The Company provided the GDNR with information indicating that the source of the release was either from an asphalt plant and associated GDOT testing laboratory that was on the site in the early 1970’s or from a maintenance shop that was operated on the property in the 1940’s and 1950’s before the Company purchased the property. The Company entered into a Consent Order with GDNR to conduct an environmental assessment of the site and file a report of the findings. The Company and GDOT signed an agreement to share evenly the costs of the assessment work. The assessment report was completed and filed. Based upon the results of the assessment report, GDOT withdrew from the cost sharing agreement and has indicated it will not share in any future remediation costs. The Company submitted a corrective action plan to GDNR for approval on December 9, 2002. GDNR requested additional information which was duly submitted. GDNR approved the plan on June 28, 2005, and the Company completed the installation of the remediation system. The Company funded the entire cost of the corrective plan and installation of the remediation system. The groundwater monitoring and reporting, which is the last task required by the Consent Order, will occur over fifteen years. Management believes the future costs to be incurred by the Company associated with the groundwater monitoring will not have a material adverse effect on the Company’s operations or its financial condition.
     In December 1998, the GDNR determined that the Company, the GDOT, and two former asphalt plant operators are responsible parties for investigation and remediation of groundwater contamination at the Company’s Ruby Quarry in Macon, Georgia. The Company was designated by virtue of its ownership of the property. GDOT was designated because it operated a testing laboratory at the site. The two other parties were designated because both entities operated asphalt plants at the site. The groundwater contamination was discovered when the Company’s tenant vacated the premises and environmental testing was conducted. The Company and GDOT signed an agreement to share the costs of the assessment work. The report of the assessment work was filed with the GDNR. GDOT entered into a Consent Order with GDNR agreeing to conduct additional testing and any necessary remediation at the site. On May 21, 2001, GDNR issued separate Administrative Orders against the Company and other responsible parties to require all parties to participate with GDOT to undertake additional testing and any necessary remediation. The Company and GDOT submitted a corrective action plan to GDNR for approval on May 20, 2002. GDNR requested additional information in connection with its consideration of the submitted plan and subsequently approved the plan on July 19, 2004. GDOT filed an amendment to the plan, which was approved on June 28, 2005. GDOT completed installation of the remediation system and has been proceeding with required groundwater monitoring and reporting activities which will occur over fifteen to twenty years. Under Georgia law, responsible parties are jointly and severally liable, and therefore, the Company is potentially liable for the full cost of funding any necessary remediation. Management believes any costs incurred by the Company associated with the future groundwater monitoring will not have a material adverse effect on the Company’s operations or its financial condition.
     In the vicinity of and beneath the Specialty Products facility in Manistee, Michigan, there is an underground plume of material originating from adjacent property which formerly was used by Packaging Corporation of America (“PCA”) as a part of its operations. The Company believes the plume consists of paper mill waste. On September 8, 1983, the PCA plume and property were listed on the National Priorities List (“NPL”) under the authority of the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund” statute). The PCA plume is subject to a Record of Decision issued by the U.S. Environmental Protection Agency (“EPA”) on May 2, 1994, pursuant to which PCA’s successor, Pactiv Corporation (“Pactiv”), is required to conduct annual monitoring. The EPA has not required remediation of the groundwater contamination. On January 10, 2002, the Michigan Department of Environmental Quality (“MDEQ”) issued Notice of Demand letters to the Company’s wholly-owned subsidiary, Martin Marietta Magnesia Specialties (“Magnesia Specialties”), PCA and Pactiv indicating that it believes that Magnesia Specialties’ chloride contamination is commingling with the PCA plume which originates upgradient from the Magnesia Specialties property. The MDEQ is concerned about possible effects of these plumes, and designated Magnesia Specialties, PCA and Pactiv as parties responsible for investigation and remediation under Michigan state law. The MDEQ held separate meetings with Magnesia Specialties, PCA, and Pactiv to discuss remediation and reimbursement for past investigation costs totaling approximately $700,000. Magnesia Specialties entered into an Administrative Order with the MDEQ to pay for a portion of MDEQ’s past investigation costs and thereby limit its liability for past costs in the amount of $20,000. Michigan law provides that responsible parties are jointly and severally liable, and, therefore, Magnesia Specialties is potentially liable for the full cost of funding future investigative activities and any necessary remediation. Michigan law also provides a procedure whereby liability may be apportioned among responsible parties if it is capable of division. The Company believes that the liability most likely will be apportioned and that any such costs attributed to Magnesia Specialties’ brine contamination will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the liability will be apportioned or that the compliance costs will not have a material adverse effect on the financial condition or results of the operations of the Specialty Products business.
Employees
     As of January 31, 2008, the Company has approximately 5,255 employees, of which 3,902 are hourly employees and 1,353 are salaried employees. Included among these employees are 698 hourly employees represented by labor unions (13.3% of the Company’s employees). Of such amount, 12.5% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 90% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the

Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2011. The Woodville collective bargaining agreement expires in June 2010.
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
     This Form 10-K and other written reports and oral statements made from time to time by the Company contain statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. The words “may,” “will,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “scheduled,” and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of the Company’s forward-looking statements in this Form 10-K and in other publications may turn out to be wrong.
     Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect our forward-looking statements and actual performance.
     Factors that the Company currently believes could cause its actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set out below. In addition to the risk factors described below, we urge you to read our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our aggregates business is cyclical and depends on activity within the construction industry.
     We sell most of our aggregate products to the construction industry, so our results depend on the strength of the construction industry. Since our business depends on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions. The overall economy has been hurt by mortgage security losses and the tightening credit markets. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our aggregate products. Construction spending can also be disrupted by terrorist activity and armed conflicts.
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

     Within the construction industry, we sell our aggregate products for use in both commercial construction and residential construction. Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall. Commercial construction was mixed in 2007, with growth slowing during the year. In some areas we saw declining commercial construction activity, including office and retail space, as developers considered the impact of the current credit markets on construction and development plans. Businesses facing tighter credit conditions often find it difficult to obtain financing for capital investments. The residential construction market declined sharply in 2007 in connection with the housing market downtown. Further, the outlook reflects diminished demand, with recovery not expected prior to late 2009 or 2010. Approximately 12% of our aggregates shipments in 2007 were to the residential construction market.
     Our aggregate products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on these projects. For example, while the current federal highway law passed in 2005 provides funding of $286.4 billion for highway, transit, and highway safety programs through September 30, 2009, Congress must pass an appropriations bill each year to approve spending these funds. We cannot be assured that Congress will pass an appropriations bill each year to approve funding at the level authorized in the federal highway law. Similarly, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. For example, we expect delays in infrastructure spending in Florida, North Carolina, South Carolina, and Texas will continue in 2008, which will limit our business growth in those states until the level and timing of spending improves.
Our aggregates business is seasonal and subject to the weather .
     Since the construction aggregates business is conducted outdoors, seasonal changes and other weather conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity and the demand for our products. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.
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
     Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected at times by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. For example, in 2007, increases in fuel prices lowered net earnings for the aggregates business by $0.10 per diluted share when compared with 2006 fuel prices.
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
     Labor unions represent 12.7% of the hourly employees of our aggregates business and 90% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Woodville, Ohio lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2010 and August 2011, respectively.
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
     Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail, barge, or ship. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. For example, in 2005 and partially in 2006, we experienced rail transportation shortages in Texas and parts of the southeastern region of the United States. In 2005 and 2006, following Hurricanes Katrina and Rita, we experienced significant barge transportation problems along the Mississippi River system.
     Water levels can also affect our ability to transport our products. High water levels limit the number of barges we can transport and can require that we use additional horsepower to tow barges. Low water levels can reduce the amount of material we can transport in each barge. In 2007, dry weather caused low water levels and resulted in reduced tonnage that could be shipped on a barge. Consequently, the per ton cost of transporting material was higher than normal.
     The availability of rail cars and barges can also affect our ability to transport our products. Rail cars and barges can be used to transport many different types of products. If owners sell or lease rail cars and barges for use in other industries, we may not have enough rail cars and barges to transport our products. Barges have become particularly scarce, since barges are being retired faster than new barges are being built. Shipyards that build barges are operating at capacity, so the lead time to buy or lease a new barge can extend many months. In 2005, we leased 780 additional rail cars. In 2006, we contracted to buy 50 new barges that were delivered in 2007.
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
     While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read about our critical accounting policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The adoption of new accounting standards may affect our financial results.
     The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2006, we were required under new accounting standards to expense the fair value of stock options we award our management and key employees as part of their compensation. This resulted in a reduction of our earnings and made comparisons between financial periods more difficult. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2007 financial statements.
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
Disruptions in the credit markets could affect our business.
     The current credit environment has negatively affected the economy, and we have considered how it might affect our business. Demand for our products, particularly in the commercial and residential construction markets, could decline if companies and consumers are unable to finance construction projects or if the economic slowdown causes delays or cancellations to capital projects. We may also have difficulty placing our commercial paper in that it may take longer than we have recently experienced and/or may cost more. We experienced such problems in August and September, 2007, but have not had placement problems since that time. We expect we will refinance our $200 million Notes due December 2008. However, there is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.
Our specialty products business depends in part on the steel industry and the supply of reasonably priced fuels.
     Our specialty products business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The specialty products business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by high fuel prices or shortages.
Our structural composites product line has not generated any profits since its inception.
     Our structural composites product line faces many challenges before it becomes break-even or generates a profit. We cannot ensure the future profitability of this product line.
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
     Our articles of incorporation and bylaws, shareholder rights plan, and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:
•	a classified board of directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders; and

•	the ability of our board of directors to consider the interests of various constituencies, including our employees, customers, and creditors and the local community.
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
     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” under Item 1A of this Form 10-K, the discussion of “Competition” under Item 1 on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2007 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2007 Financial Statements included under Item 8 of this Form 10-K and the 2007 Annual Report.
ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.
ITEM 2.	PROPERTIES
Aggregates Business
     As of December 31, 2007, the Company processed or shipped aggregates from 272 quarries, underground mines, and distribution yards in 28 states and in Canada and the Bahamas, of which 98 are located on land owned by the Company free of major encumbrances, 57 are on land owned in part and leased in part, 113 are on leased land, and 4 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 50 years of production, based on current levels of activity. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2007, the Company processed and shipped ready mixed concrete and/or asphalt products from 15 properties in 3 states, of which 11 are located on land owned by the Company free of major encumbrances and 4 are on leased land.
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
     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Financial Information — Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2007 Annual Report for discussion of reserves evaluation by the Company.
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

								Percentage of
								aggregate reserves
		Tonnage of Reserves		Tonnage of Reserves				located at an		Percentage of
		for each general		for each general				existing quarry,		aggregate reserves
	Number of	type of aggregate		type of aggregate		Change in Tonnage		and reserves not		on land that has	Percent of reserves
	Producing	at 12/31/06		at 12/31/07		from 2006		located at an		not been zoned	owned and
	Quarries	(Add 000)		(Add 000)		(Add 000)		existing quarry.		for quarrying.	percent leased
State	2007	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased

Alabama	7	46,778	12,113	87,505	11,049	40,727	(1,064)	100%	0%	0%	42%	58%
Arkansas	3	278,548	0	272,198	0	(6,350)	0	73%	27%	0%	25%	75%
California	1	23,993	0	24,661	0	668	0	100%	0%	0%	30%	70%
Florida	2	122,769	0	92,013	0	(30,756)	0	100%	0%	0%	0%	100%
Georgia	9	690,960	0	686,925	0	(4,035)	0	84%	16%	0%	62%	38%
Illinois	3	1,290,204	0	662,072	0	(628,132)	0	72%	28%	0%	9%	91%
Indiana	11	514,724	48,566	487,149	36,625	(27,575)	(11,941)	90%	10%	15%	43%	57%
Iowa	28	706,501	44,825	673,381	44,197	(33,120)	(628)	99%	1%	1%	13%	87%
Kansas	12	227,023	0	221,737	0	(5,286)	0	100%	0%	0%	35%	65%
Kentucky	3	577,767	46,255	569,979	45,832	(7,788)	(423)	100%	0%	0%	15%	85%
Louisiana	1	0	1,536	0	0	0	(1,536)	100%	0%	0%	0%	100%
Maryland	2	98,862	0	97,460	0	(1,402)	0	100%	0%	0%	100%	0%
Minnesota	2	365,195	0	348,306	0	(16,889)	0	100%	0%	0%	84%	16%
Mississippi	2	0	31,492	0	92,238	0	60,746	100%	0%	0%	100%	0%
Missouri	9	581,551	0	526,246	0	(55,305)	0	78%	12%	0%	40%	60%
Montana	1	50,000	0	50,000	0	0	0	100%	0%		100%	0%
Nebraska	3	89,840	0	80,615	0	(9,225)	0	100%	0%	0%	24%	76%
Nevada	3	167,624	0	161,546	0	(6,078)	0	100%	0%	0%	0%	100%
North Carolina	40	2,697,214	0	2,971,758	0	274,544	0	86%	14%	3%	68%	32%
Ohio	14	128,396	209,171	192,315	200,111	63,919	(9,060)	72%	28%	3%	97%	3%
Oklahoma	9	586,939	5,067	648,223	38,790	61,284	33,723	100%	—	0%	45%	55%
South Carolina	5	405,452	0	411,231	0	5,779	0	100%	0%	19%	76%	24%
Tennessee	1	0	14,284	0	13,769	0	(515)	100%	0%	0%	0%	100%
Texas	13	1,036,996	107,802	1,128,696	113,616	91,700	5,814	63%	37%	33%	60%	40%
Virginia	4	401,910	0	417,958	0	16,048	0	84%	16%	1%	69%	311%
Washington	3	30,588	0	47,252	0	16,664	0	85%	15%	0%	7%	93%
West Virginia	2	97,500	0	59,363	0	(38,137)	0	100%	0%	0%	20%	80%
Wisconsin	1	3,678	0	3,147	0	(531)	0	100%	0%		0%	100%
Wyoming	1	98,970	0	71,480	0	(27,490)	0	100%	0%	0%	0%	100%

U. S. Total	195	11,319,982	521,111	10,993,216	596,227	(326,766)	75,116			9%	48%	52%

Non-U. S.	2	933,568	0	923,170	0	(10,398)	0	100%	0%	0%	97%	3%

Grand Total	197	12,253,550	521,111	11,916,386	596,227	(337,164)	75,116	80%	20%	8%	52%	48%

				Number of
				years of
				production
	Total Annual Production (in tons)			available at
	(add 000)			December 31,
	For year ended December 31,			2007
Reportable Segment	2007	2006	2005

Mideast Group	63,420	70,939	73,210	76.9
Southeast Group	44,710	47,729	48,194	71.2
West Group	72,832	76,648	78,203	61.2

Total Aggregates Business	180,962	195,316	199,607	69.1

Specialty Products Business
     The Specialty Products business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. Both of these facilities are owned.
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
     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2007, the principal properties were believed to be utilized at average productive capacities of approximately 80% and were capable of supporting a higher level of market demand.
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
     The Company was not required to pay any penalties in 2007 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2007 Financial Statements included under Item 8 of this Form 10-K and the 2007 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2007 Annual Report.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 15, 2008:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years

Stephen P. Zelnak, Jr.	63	Chairman of the Board of Directors;	1997	President (1993-2006)
		Chief Executive Officer;	1993
		President of Aggregates Business;	1993
		Chairman of Magnesia Specialties Business	2005

C. Howard Nye	45	President and Chief Operating Officer	2006	Executive Vice President, Hanson Aggregates North America (2003-2006); President, Hanson Aggregates East (2000-2003)*

Daniel G. Shephard	49	Executive Vice President; Chief Executive Officer of Magnesia Specialties Business	2005 2005	Vice President-Business Development and Capital Planning (2002-2005);
Senior Vice President (2004-2005);
Regional Vice President and General Manager-MidAmerica Region (2003-2005);
President of Magnesia Specialties Business (1999-2005);
				Vice President-Marketing (2002-2004)

Philip J. Sipling	60	Executive Vice President; Executive Vice President of Aggregates Business	1997 1993	Chairman of Magnesia Specialties Business (1997-2005)

Bruce A. Vaio	47	President — Martin Marietta Materials West; Executive Vice President	2006 2005	President — Southwest Division (1998-2006) Senior Vice President (2002-2005)

Roselyn R. Bar	49	Senior Vice President; General Counsel; Corporate Secretary	2005 2001 1997	Vice President (2001-2005)

Anne H. Lloyd	46	Treasurer; Senior Vice President and Chief Financial Officer	2006 2005	Vice President and Controller (1998-2005); Chief Accounting Officer (1999-2006)

Jonathan T. Stewart	59	Senior Vice President, Human Resources	2001

*
Prior to his employment with the Company in 2006, Mr. Nye was Executive Vice President of Hanson Aggregates North America, a producer of construction aggregates, since 2003. Prior to that, Mr. Nye was President of Hanson Aggregates East from 2000 to 2003 with operating responsibility over 150 facilities in 12 states with annual revenues of more than $500 million.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2007 Annual Report, and that information is incorporated herein by reference. There were approximately 859 holders of record of the Company’s Common Stock as of February 15, 2008. As required by Section 3.03A.12(a) of the NYSE listing standards, the Company filed with the NYSE the certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards.
Recent Sales of Unregistered Securities
     None.
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required in response to this subsection of Item 5 is included in Part III, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs(1)	Programs

October 1, 2007 – October 31, 2007	0	$—	0	5,645,998

November 1, 2007 – November 30, 2007	0	$—	0	5,645,998

December 1, 2007 – December 31, 2007	604,127	$132.43	604,127	5,041,871

Total	604,127	$132.43	604,127	5,041,871

(1)
The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA
     The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2007 Annual Report, and that information is incorporated herein by reference.
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and operating results during the periods included in the accompanying consolidated financial statements and the related notes. You should read the following discussion in conjunction with our audited consolidated financial statements and the related notes, which are included under Item 8 of this Form 10-K.
     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2008” in the 2007 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2007 Annual Report, and that information is incorporated herein by reference.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2007 Annual Report, and that information is incorporated herein by reference.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A.	CONTROLS AND PROCEDURES
     As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2007 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2007.
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
     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2007. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2007. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2007 Financial Statements, included under Item 8 of this Form 10-K and the 2007 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2007 Annual Report.
     Included among the Exhibits to this Form 10-K are forms of “Certifications” of the Company’s CEO and CFO as required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certifications refer to this evaluation of the Company’s disclosure policies and procedures and internal control over financial reporting. The information in this section should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
ITEM 9B.	OTHER INFORMATION
     None.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2007 (the “2008 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2008 Proxy Statement, and that information, except for the information required by Items 402(k) and (l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2008 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2008 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2008 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2007 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings—
     for years ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheets—
     at December 31, 2007 and 2006
Consolidated Statements of Cash Flows—
     for years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity—
     Balance at December 31, 2007, 2006 and 2005
Notes to Financial Statements
(2)	List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(c) of this Form 10-K.

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2007 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

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

3.03	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)
4.01
—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

4.11
—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.12
—First Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $225,000,000 aggregate principal amount of Floating Rate Senior Notes due 2010 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.13
—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

10.01
—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006)

10.02
—$250,000,000 Five-Year Credit Agreement dated as of June 30, 2005, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 30, 2005) (Commission File No. 1-12744)

10.03
—Extension Agreement to $250,000,000 Five-Year Credit Agreement dated as of June 2, 2006, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)

10.04
—Amendment to $250,000,000 Five-Year Credit Agreement dated as of April 17, 2007, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 33, 2007) (Commission File No. 1-12744)

10.05
—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.06
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.07
—Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

10.08
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-12744)**

10.09
—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

10.10
—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.11
—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.12
—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.13
—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14
—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.15
—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

10.16
—Amendment No. 7 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005) (Commission File No. 1-12744)**

10.17
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.18
—Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.19
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.20
—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

10.21
—First Amendment to Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) (Commission File No. 1-12744)**

10.22
—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

10.23
—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2007
*13.01
—Excerpts from Martin Marietta Materials, Inc. 2007 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2007 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	—Certification dated February 25, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	—Certification dated February 25, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	—Certification dated February 25, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	—Certification dated February 25, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2008 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2008 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end of
Description	of period	expenses	describe	describe		period
	(Amounts in Thousands)
Year ended December 31, 2007

Allowance for doubtful accounts	$4,905	$—	$—	$1,244	(a)	$3,661
Allowance for uncollectible notes receivable	853	—	—	853	(a)	—
Inventory valuation allowance	14,221	4,915	—			19,136
Accumulated amortization of intangible assets	20,670	1,947	—	3,801	(b)	18,816

Year ended December 31, 2006

Allowance for doubtful accounts	$5,545	$—	$—	$640	(a)	$4,905
Allowance for uncollectible notes receivable	795	58	—			853
Inventory valuation allowance	12,101	3,093	—	973	(d)	14,221
				213	(c)
Accumulated amortization of intangible assets	29,399	3,858	—	12,374	(b)	20,670

Year ended December 31, 2005

Allowance for doubtful accounts	$6,505	$—	$—	$960	(a)	$5,545
Allowance for uncollectible notes receivable	737	58	—			795
Inventory valuation allowance	5,463	6,638	—			12,101
				1,328	(c)
Accumulated amortization of intangible assets	29,605	3,964	—	2,842	(b)	29,399

(a)	To adjust allowance for change in estimates.

(b)	Write off of fully amortized intangible assets.

(c)	Divestitures.

(d)	Write off of fully reserved inventory.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

	By:	/s/ Roselyn R. Bar

Roselyn R. Bar Senior Vice President, General Counsel and Corporate Secretary

Dated: February 25, 2008
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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Chairman of the Board and Chief Executive Officer	February 25, 2008
/s/ Anne H. Lloyd Anne H. Lloyd	Senior Vice President, Chief Financial Officer and Treasurer	February 25, 2008
/s/ Dana F. Guzzo Dana F. Guzzo	Vice President, Controller and Chief Accounting Officer	February 25, 2008
/s/ Marcus C. Bennett Marcus C. Bennett	Director	February 25, 2008
/s/ Sue W. Cole Sue W. Cole	Director	February 25, 2008
/s/ David G. Maffucci David G. Maffucci	Director	February 25, 2008
/s/ William E. McDonald William E. McDonald	Director	February 25, 2008
/s/ Frank H. Menaker, Jr. Frank H. Menaker, Jr.	Director	February 25, 2008
/s/ Laree E. Perez Laree E. Perez	Director	February 25, 2008

Signature	Title	Date
/s/ Michael J. Quillen Michael J. Quillen	Director	February 25, 2008
/s/ Dennis L. Rediker Dennis L. Rediker	Director	February 25, 2008
/s/ Richard A. Vinroot Richard A. Vinroot	Director	February 25, 2008

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

3.03	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)
4.01
—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 4.03 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Form of Martin Marietta Materials, Inc. 6.9% Notes due 2007 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.08
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.09
—Form of Martin Marietta Materials, Inc. 5.875% Note due December 1, 2008 (incorporated by reference to Exhibit 4.09 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.10
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

4.11
—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.12
—First Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $225,000,000 aggregate principal amount of Floating Rate Senior Notes due 2010 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.13
—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

10.01
—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006)

10.02
—$250,000,000 Five-Year Credit Agreement dated as of June 30, 2005, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 30, 2005) (Commission File No. 1-12744)

10.03
—Extension Agreement to $250,000,000 Five-Year Credit Agreement dated as of June 2, 2006, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)

10.04
—Amendment to $250,000,000 Five-Year Credit Agreement dated as of April 17, 2007, among Martin Marietta Materials, Inc., the banks parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 33, 2007) (Commission File No. 1-12744)

10.05
—Form of Martin Marietta Materials, Inc. Second Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)**

10.06
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.10 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)**

10.07
—Amendment No. 1 to the Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004) (Commission File No. 1-12744)**

10.08
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.07 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-12744)**

10.09
—Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 1-12744)**

10.10
—Amendment No. 1 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997) (Commission File No. 1-12744)**

10.11
—Amendment No. 2 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (Commission File No. 1-12744)**

10.12
—Amendment No. 3 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (Commission File No. 1-12744)**

10.13
—Amendment No. 4 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14
—Amendment No. 5 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2001) (Commission File No. 1-12744)**

10.15
—Amendment No. 6 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003) (Commission File No. 1-12744)**

10.16
—Amendment No. 7 to the Martin Marietta Materials, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005) (Commission File No. 1-12744)**

10.17
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.18
—Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.19
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.20
—Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1999) (Commission File No. 1-12744)**

10.21
—First Amendment to Martin Marietta Materials, Inc. Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) (Commission File No. 1-12744)**

10.22
—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

10.23
—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2007
*13.01
—Excerpts from Martin Marietta Materials, Inc. 2007 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2007 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	—Certification dated February 25, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	—Certification dated February 25, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	—Certification dated February 25, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	—Certification dated February 25, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2008 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2008 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K