Form 10-Q
period 2008-03-31
MARTIN MARIETTA MATERIALS INC
filed 2008-05-06
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock, $0.01 par value	41,330,471

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
     Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$13,577	$20,038	$18,108
Accounts receivable, net	239,009	245,838	250,511
Inventories, net	296,466	286,885	281,467
Current portion of notes receivable, net	2,020	2,078	2,294
Current deferred income tax benefits	43,411	44,285	38,823
Other current assets	26,397	26,886	30,005

Total Current Assets	620,880	626,010	621,208

Property, plant and equipment	3,082,223	2,978,361	2,786,007
Allowances for depreciation, depletion and amortization	(1,577,039)	(1,544,808)	(1,471,424)

Net property, plant and equipment	1,505,184	1,433,553	1,314,583

Goodwill	578,447	574,667	575,670
Other intangibles, net	12,101	9,426	10,830
Noncurrent notes receivable	7,438	8,457	9,493
Other noncurrent assets	36,058	31,692	28,743

Total Assets	$2,760,108	$2,683,805	$2,560,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$6,735	$6,351	$9,726
Accounts payable	92,623	86,868	90,933
Accrued salaries, benefits and payroll taxes	13,073	21,262	14,709
Pension and postretirement benefits	8,710	9,120	5,244
Accrued insurance and other taxes	28,169	25,123	32,651
Income taxes	2,773	—	24,728
Current maturities of long-term debt, commercial paper and line of credit	338,605	276,136	378,232
Settlement for repurchases of common stock	—	24,017	35,836
Other current liabilities	53,820	57,739	35,615

Total Current Liabilities	544,508	506,616	627,674

Long-term debt	855,655	848,186	578,683
Pension, postretirement and postemployment benefits	106,880	103,518	107,635
Noncurrent deferred income taxes	163,031	160,902	154,322
Other noncurrent liabilities	134,847	118,592	91,096

Total Liabilities	1,804,921	1,737,814	1,559,410

Shareholders’ Equity:
Common stock, par value $0.01 per share	413	412	428
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	57,541	50,955	61,806
Accumulated other comprehensive loss	(40,852)	(37,032)	(35,223)
Retained earnings	938,085	931,656	974,106

Total Shareholders’ Equity	955,187	945,991	1,001,117

Total Liabilities and Shareholders’ Equity	$2,760,108	$2,683,805	$2,560,527

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$398,557	$412,312
Freight and delivery revenues	55,377	47,363

Total revenues	453,934	459,675

Cost of sales	323,345	318,116
Freight and delivery costs	55,377	47,363

Total cost of revenues	378,722	365,479

Gross Profit	75,212	94,196

Selling, general & administrative expenses	37,696	38,273
Research and development	178	203
Other operating (income) and expenses, net	(5,593)	(2,491)

Earnings from Operations	42,931	58,211

Interest expense	15,838	11,200
Other nonoperating (income) and expenses, net	(876)	(2,680)

Earnings from continuing operations before income tax expense	27,969	49,691
Income tax expense	6,813	16,786

Earnings from continuing operations	21,156	32,905
(Loss) Gain on discontinued operations, net of related tax (benefit) expense of $(136) and $37, respectively	(292)	85

Net Earnings	$20,864	$32,990

Net Earnings (Loss) Per Common Share:
Basic from continuing operations	$0.51	$0.74
Discontinued operations	(0.01)	—

	$0.50	$0.74

Diluted from continuing operations	$0.51	$0.73
Discontinued operations	(0.01)	—

	$0.50	$0.73

Cash Dividends Per Common Share	$0.345	$0.275

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	41,322	44,548
Effect of dilutive employee and director awards	602	765

Diluted weighted average number of common shares and assumed conversions	41,924	45,313

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$20,864	$32,990
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	38,922	35,983
Stock-based compensation expense	4,141	3,874
Gains on divestitures and sales of assets	(5,465)	(1,626)
Deferred income taxes	5,032	966
Excess tax benefits from stock-based compensation transactions	(251)	(11,789)
Other items, net	(673)	(585)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	6,829	(8,113)
Inventories, net	(9,506)	(24,889)
Accounts payable	5,705	5,695
Other assets and liabilities, net	9,642	16,546

Net cash provided by operating activities	75,240	49,052

Investing activities:
Additions to property, plant and equipment	(85,413)	(49,864)
Acquisitions, net	(19,016)	(12,048)
Proceeds from divestitures and sales of assets	1,219	3,027
Railcar construction advances	(7,286)	—
Repayments of railcar construction advances	7,286	—

Net cash used for investing activities	(103,210)	(58,885)

Financing activities:
Repayments of long-term debt and capital lease obligations	(44)	(408)
Net borrowings on commercial paper and line of credit	59,000	252,546
Change in bank overdraft	384	1,336
Dividends paid	(14,435)	(12,477)
Repurchases of common stock	(24,017)	(266,148)
Issuances of common stock	370	9,021
Excess tax benefits from stock-based compensation transactions	251	11,789

Net cash provided by (used for) financing activities	21,509	(4,341)

Net decrease in cash and cash equivalents	(6,461)	(14,174)
Cash and cash equivalents, beginning of period	20,038	32,282

Cash and cash equivalents, end of period	$13,577	$18,108

Noncash investing and financing activities:
Issuance of notes payable for acquisition of land	$11,500	$—
Repurchases of common stock to be settled	$—	$35,836

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,163	$5,540
Cash refunds for income taxes	$2,671	$17,281
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’
(in thousands)	Stock	Stock	Paid-in Capital (1)	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2007	41,318	$412	$50,955	$(37,032)	$931,656	$945,991
Net earnings	—	—	—	—	20,864	20,864
Amortization of unrecognized actuarial losses, prior service costs and transition assets related to pension and postretirement benefits, net of tax benefit of $300	—	—	—	462	—	462
Foreign currency translation loss	—	—	—	(347)	—	(347)
Change in fair value of forward starting interest rate swap agreements, net of tax benefit of $2,574	—	—	—	(3,935)	—	(3,935)

Comprehensive earnings						17,044

Dividends declared	—	—	—	—	(14,435)	(14,435)
Issuances of common stock for stock award plans	8	1	2,445	—	—	2,446
Stock-based compensation expense	—	—	4,141	—	—	4,141

Balance at March 31, 2008	41,326	$413	$57,541	$(40,852)	$938,085	$955,187

(1)	Additional paid-in-capital March 31, 2008 represents issuances of common stock, the pool of excess tax benefits and stock-based compensation expense.
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter ended March 31, 2008 are not indicative of the results expected for other interim periods or the full year.

Comprehensive Earnings

Comprehensive earnings for the three months ended March 31, 2008 and 2007 were $17,044,000 and $33,818,000, respectively, and consist of net earnings, foreign currency translation adjustments, changes in the fair value of forward starting interest rate swap agreements and the amortization of unrecognized amounts related to pension and postretirement benefits.

Accounting Changes

Effective January 1, 2008, the Corporation partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 does not require any new fair value measurements; rather, it establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. FAS 157 applies to all accounting pronouncements that require fair value measurements, except for the measurement of share-based payments. Additionally, in February 2008, the Corporation adopted Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. At March 31, 2008, the categories of assets and liabilities to which the Corporation did not apply FAS 157 include: nonfinancial assets and liabilities initially measured at fair value in a business combination; reporting units measured at fair value in the first step of goodwill impairment testing; indefinite-lived intangible assets and nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Divestitures and Discontinued Operations

Underperforming operations that are disposed of or permanently shut down represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings.

The discontinued operations included the following net sales, pretax loss on operations, pretax loss or gain on disposals, income tax expense or benefit and overall net loss or earnings:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Net sales	$75	$2,220

Pretax loss on operations	$(28)	$(839)
Pretax (loss) gain on disposals	(400)	961

Pretax (loss) gain	(428)	122
Income tax (benefit) expense	(136)	37

Net (loss) earnings	$(292)	$85

3.	Inventories

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in Thousands)
Finished products	$257,161	$244,568	$234,955
Products in process and raw materials	15,766	18,642	21,138
Supplies and expendable parts	43,132	42,811	40,181

	316,059	306,021	296,274
Less allowances	(19,593)	(19,136)	(14,807)

Total	$296,466	$286,885	$281,467

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Intangible Assets

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total for the quarter ended March 31, 2008 (dollars in thousands):

	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$115,986	$51,265	$407,416	$574,667
Acquisitions	3,780	—	—	3,780

Balance at end of period	$119,766	$51,265	$407,416	$578,447

During the three months ended March 31, 2008, the Corporation acquired $3,090,000 of other intangibles, consisting of $525,000 of amortizable noncompete agreements and a $2,565,000 trade name related to the ElastoMag® product. The trade name, which is recorded within the Specialty Products segment, is deemed to have an indefinite life and will not be amortized.

5.	Long-Term Debt

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,867	$249,860	$249,836
5.875% Notes, due 2008	201,510	202,066	203,693
6.9% Notes, due 2007	—	—	124,997
7% Debentures, due 2025	124,335	124,331	124,317
6.25% Senior Notes, due 2037	247,801	247,795	—
Floating Rate Senior Notes, due 2010	224,453	224,388	—
Commercial paper, interest rates ranging from 3.10% to 5.34%	81,000	72,000	248,000
Money market notes, interest rate of 3.17%	50,000	—	—
Line of credit, interest rate of 5.82%	—	—	5,083
Acquisition notes, interest rates ranging from 2.11% to 8.00%	657	662	689
Other notes	14,637	3,220	300

	1,194,260	1,124,322	956,915
Less current maturities	(338,605)	(276,136)	(378,232)

Total	$855,655	$848,186	$578,683

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

On April 25, 2007, the Corporation issued $250,000,000 of 6.25% Senior Notes due in 2037 and $225,000,000 of Floating Rate Senior Notes due in 2010 (collectively, the “Senior Notes”). The 6.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a make whole redemption price. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR (3.25% at March 31, 2008) plus 0.15% and may not be redeemed prior to maturity. Upon a change of control repurchase event and a below investment grade credit rating, the Corporation will be required to make an offer to repurchase all outstanding Senior Notes at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date.

The carrying values of the Notes due in 2008 included $1,598,000, $2,187,000 and $3,907,000 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, for the unamortized value of terminated interest rate swaps.

The Corporation entered into two forward starting interest rate swap agreements in September 2006 related to $150,000,000 of the Corporation’s anticipated refinancing of its $200,000,000 5.875% Notes due in 2008 (the “Swap Agreements”). At March 31, 2008, the fair value of the Swap Agreements was a liability of $13,786,000 and was included in other current liabilities in the Corporation’s consolidated balance sheet. This fair value represents the estimated amount, using Level 2 observable market inputs, that the Corporation would expect to pay to terminate the Swap Agreements. Other comprehensive earnings/loss for the three months ended March 31, 2008 included a loss of $3,935,000, net of tax, for the change in fair value of the Swap Agreements. At December 31, 2007 and March 31, 2007, the fair value of the Swap Agreements was a liability of $7,277,000 and $1,617,000, respectively.

Borrowings of $81,000,000, $72,000,000 and $248,000,000 were outstanding under the commercial paper program at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

During March 2008, the Corporation borrowed $50,000,000 of money market notes at an interest rate of 3.17%. The money market notes mature on June 20, 2008.

At March 31, 2007, borrowings of $5,083,000 were outstanding under a $10,000,000 line of credit. No such borrowings were outstanding at March 31, 2008 or December 31, 2007.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

The Corporation’s five-year revolving credit agreement (the “Credit Agreement”), which has been amended as described on page 15, contains a leverage ratio covenant that requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Corporation was in compliance with the Ratio at March 31, 2008.

6.	Income Taxes

	Three Months Ended March 31,
	2008	2007
Estimated effective income tax rate:
Continuing operations	24.4%	33.8%

Discontinued operations	(31.8%)	30.6%

Overall	24.2%	33.8%

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
The decrease in the overall estimated effective tax rate for the quarter ended March 31, 2008, as compared with the prior-year period, is primarily the result of discrete items related to effectively settling agreed upon issues from the Internal Revenue Service examination that covered the 2004 and 2005 tax years. Discrete items increased net earnings by $1,902,000, or $0.05 per diluted share, for the three months ended March 31, 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three months ended March 31 (dollars in thousands):

	Pension		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$3,140	$3,024	$159	$172
Interest cost	5,417	4,804	689	738
Expected return on assets	(5,681)	(5,619)	—	—
Amortization of:
Prior service cost (credit)	169	172	(372)	(324)
Actuarial loss (gain)	1,000	852	(35)	42

Total net periodic benefit cost	$4,045	$3,233	$441	$628

8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments

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

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Total revenues:
Mideast Group	$124,581	$144,529
Southeast Group	125,991	126,592
West Group	155,522	146,171

Total Aggregates Business	406,094	417,292
Specialty Products	47,840	42,383

Total	$453,934	$459,675

Net sales:
Mideast Group	$118,674	$137,273
Southeast Group	103,160	111,647
West Group	133,826	124,860

Total Aggregates Business	355,660	373,780
Specialty Products	42,897	38,532

Total	$398,557	$412,312

Earnings (Loss) from operations:
Mideast Group	$32,106	$40,819
Southeast Group	9,490	21,183
West Group	1,853	(1,270)

Total Aggregates Business	43,449	60,732
Specialty Products	9,077	7,377
Corporate	(9,595)	(9,898)

Total	$42,931	$58,211

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Aggregates	$333,222	$350,653
Asphalt	11,447	9,816
Ready Mixed Concrete	8,929	8,775
Road Paving	1,356	3,204
Other	706	1,332

Total Aggregates Business	355,660	373,780
Specialty Products	42,897	38,532

Total	$398,557	$412,312

10.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Other current and noncurrent assets	$(2,235)	$(10,511)
Notes receivable	18	8
Accrued salaries, benefits and payroll taxes	(6,365)	(10,301)
Accrued insurance and other taxes	3,047	354
Accrued income taxes	23,952	33,589
Accrued pension, postretirement and postemployment benefits	2,951	366
Other current and noncurrent liabilities	(11,726)	3,041

	$9,642	$16,546

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	Subsequent Events

On April 10, 2008, the Corporation amended its unsecured $250,000,000 Credit Agreement to add another class of loan commitments, which had the effect of increasing the borrowing base under the Credit Agreement by $75,000,000. Borrowings under the Credit Agreement are unsecured and may be used for general corporate purposes, including to support the Corporation’s commercial paper program. The Credit Agreement expires on June 30, 2012.

During April 2008, the Corporation borrowed an additional $50,000,000 of money market notes at an interest rate of 3.22%. The money market notes mature on May 8, 2008.

On April 11, 2008, the Corporation acquired six quarry locations in Georgia and Tennessee from Vulcan Materials Company (“Vulcan”). In addition to a $192,000,000 cash payment, which was partially funded with proceeds from commercial paper borrowings, the Corporation divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan. Subject to normal closing adjustments related to working capital, the cash and asset exchange transaction was completed as part of the Department of Justice’s consent order requiring Vulcan to divest of certain facilities following its acquisition of Florida Rock Industries, Inc. As part of the transaction, the Corporation also acquired a land parcel previously leased from Vulcan at its Three Rivers Quarry near Paducah, Kentucky. The acquired quarries will be integrated into the Corporation’s Southeast Group. For the twelve months ended December 31, 2007, the Corporation’s newly acquired locations shipped nearly 4.5 million tons of aggregates and aggregates reserves exceed 300 million tons.

On April 21, 2008, the Corporation completed the issuance of $300,000,000 of 6.6% Senior Notes due in 2018 (the “6.6% Senior Notes”). The 6.6% Senior Notes may be redeemed in whole or in part prior to their maturity at a make whole redemption price. Upon a change of control repurchase event and a below investment grade credit rating, the Corporation will be required to make an offer to repurchase all outstanding 6.6% Senior Notes at a price in cash equal to 101% of the principal amount of the 6.6% Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date. The 6.6% Senior Notes, which are unsecured, were used to repay the Corporation’s outstanding commercial paper obligations (approximately $254,000,000 outstanding at April 11, 2008) and other short-term loans.

In connection with the issuance of 6.6% Senior Notes, on April 16, 2008, the Corporation unwound its Swap Agreements and made a cash payment of $11,136,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss at the date of termination will be recognized in earnings over the life of the 6.6% Senior Notes.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 288 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2008 and 2007 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2008	2007
Gross profit	$75,212	$94,196

Total revenues	$453,934	$459,675

Gross margin	16.6%	20.5%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2008	2007
Gross profit	$75,212	$94,196

Total revenues	$453,934	$459,675

Less: Freight and delivery revenues	(55,377)	(47,363)

Net sales	$398,557	$412,312

Gross margin excluding freight and delivery revenues	18.9%	22.8%

Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2008	2007
Earnings from operations	$42,931	$58,211

Total revenues	$453,934	$459,675

Operating margin	9.5%	12.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2008	2007
Earnings from operations	$42,931	$58,211

Total revenues	$453,934	$459,675
Less: Freight and delivery revenues	(55,377)	(47,363)

Net sales	$398,557	$412,312

Operating margin excluding freight and delivery revenues	10.8%	14.1%

Quarter Ended March 31
Notable items for the quarter ended March 31, 2008 included:
•	Net sales of $398.6 million, down 3% compared with the prior-year quarter

•	Heritage aggregates product line pricing up 3.7%, volume down 8.4%

•	Record Specialty Products’ earnings from operations up 23% from the prior-year quarter

•	Earnings per diluted share of $0.50 compared with $0.73 for the prior-year quarter

•	Operating cash flow increased 53% compared with the prior-year quarter

•	Completion of two small acquisitions during the quarter plus six quarry acquisitions from Vulcan Materials Company in April 2008

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2008 and 2007. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million for the quarters ended March 31, 2008 and 2007. Consolidated other operating income and expenses, net, was income of $5.6 million and $2.5 million for the quarters ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$118,674		$137,273
Southeast Group	103,160		111,647
West Group	133,826		124,860

Total Aggregates Business	355,660	100.0	373,780	100.0
Specialty Products	42,897	100.0	38,532	100.0

Total	$398,557	100.0	$412,312	100.0

Gross profit:
Mideast Group	$37,397		$51,358
Southeast Group	15,885		27,137
West Group	12,176		8,725

Total Aggregates Business	65,458	18.4	87,220	23.3
Specialty Products	11,748	27.4	10,187	26.4
Corporate	(1,994)	—	(3,211)	—

Total	$75,212	18.9	$94,196	22.8

Selling, general & administrative expenses:
Mideast Group	$11,318		$11,531
Southeast Group	6,510		6,267
West Group	11,294		11,418

Total Aggregates Business	29,122	8.2	29,216	7.8
Specialty Products	2,518	5.9	2,687	7.0
Corporate	6,056	—	6,370	—

Total	$37,696	9.5	$38,273	9.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)

	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$32,106		$40,819
Southeast Group	9,490		21,183
West Group	1,853		(1,270)

Total Aggregates Business	43,449	12.2	60,732	16.2
Specialty Products	9,077	21.2	7,377	19.1
Corporate	(9,595)	—	(9,898)	—

Total	$42,931	10.8	$58,211	14.1

Net sales for the Aggregates business for the 2008 first quarter were $355.7 million, a 4.8% decline compared with 2007 first-quarter sales of $373.8 million. Heritage aggregates product line pricing increased 3.7%. The rate of pricing growth in the aggregates product line was negatively affected by 260 basis points as a result of the expected heavier-than-usual geographic mix in lower-price areas in the West. Heritage aggregates product line volumes decreased 8.4% in the first quarter 2008 as a result of winter weather patterns and a delay in the start of the construction season, particularly in the Mideast and Southeast Groups. Management expects pricing to improve for the remainder of the year as the Aggregates business experiences a more normal geographic volume distribution. Disciplined focus on controlling operating costs allowed the Aggregates business to effectively offset fixed cost pressure created by declining volumes and the significant increase in the price of diesel fuel. Diesel fuel costs increased $6.2 million, or 35%, as compared with the first quarter of 2007, and reduced diluted earnings per share by $0.09.
The West Group carried its momentum from the end of 2007 into the first quarter of 2008 with net sales of $133.8 million, an increase of 7.2%. The West Group’s results were driven by an 8.5% increase in heritage aggregates product line volume resulting from continued strength in many of the markets in both Texas and Iowa. The Mideast and Southeast Groups experienced significant volume declines, driven primarily by winter weather, a delayed spring construction season and diminished infrastructure spending in the Carolinas. However, pricing growth held up nicely in these areas with a nearly 13% increase in pricing in the Mideast Group and nearly 5% in the Southeast Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	March 31, 2008
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(23.4%)	12.9%
Southeast Group	(11.3%)	4.6%
West Group	8.5%	(0.3%)
Heritage Aggregates Operations	(8.4%)	3.7%
Aggregates Product Line (3)	(8.9%)	3.7%

	Three Months Ended
	March 31,
	2008	2007
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	9,740	12,723
Southeast Group	9,068	10,221
West Group	14,157	13,048

Heritage Aggregates Operations	32,965	35,992
Acquisitions	93	4
Divestitures(4)	9	284

Aggregates Product Line (3)	33,067	36,280

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, first quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
The Specialty Products segment, which includes magnesia chemicals, dolomitic lime and targeted activity in structural composites, contributed record first quarter performance, with an 11% increase in net sales and a 210-basis-point improvement in operating margin excluding freight and delivery revenues. Increased sales of magnesia chemical products and dolomitic lime contributed to these excellent results. Specialty Products’ net sales were $42.9 million for the first quarter 2008 compared with $38.5 million for the prior-year period. Earnings from operations for the quarter were $9.1 million compared with $7.4 million in the year-earlier period.
Selling, general and administrative expenses for the quarter ended March 31, 2008 were $37.7 million versus $38.3 million in the 2007 period. Selling, general and administrative expenses decreased 1.5% for the quarter as the focus on cost control extended to all aspects of the business.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the first quarter, consolidated other operating income and expenses, net, was income of $5.6 million in 2008 compared with $2.5 million in 2007, primarily as a result of a $5.4 million gain on the sale of land in 2008 for the Mideast Group.
Consolidated interest expense was $15.8 million for the first quarter 2008 as compared with $11.2 million for the prior-year quarter. The increase primarily resulted from interest for the 6.25% Senior Notes and Floating Rate Senior Notes issued in April 2007, as well as other short-term borrowings.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, was income of $0.9 million in 2008 compared with income of $2.7 million in 2007, primarily as a result of higher earnings from consolidated subsidiaries which increased the expense for the elimination of minority interests in 2008. Additionally, lower earnings on nonconsolidated investments contributed to the decrease.
The effective tax rate for continuing operations was 24.4% for the quarter compared with 33.8% in the 2007 period. The decrease in the effective tax rate is primarily the result of discrete items related to effectively settling agreed upon issues from the Internal Revenue Service examination that covered the 2004 and 2005 tax years. Discrete items contributed $0.05 per diluted share to first quarter 2008 earnings. Management expects the effective tax rate for the full year 2008 to be approximately 31%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the three months ended March 31, 2008 was $75.2 million compared with $49.1 million in the comparable period of 2007. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first three months of 2008 as compared with the year-earlier period reflects decreased accounts receivable as a result of lower sales, a decline in the rate of inventory build as the Corporation managed production and inventory levels, lower amounts paid for income tax obligations as a result of decreased pretax earnings during the quarter and decreased tax benefits from stock option exercise activity, partially offset by lower net earnings before depreciation, depletion and amortization.
Depreciation, depletion and amortization was as follows (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Depreciation	$37.5	$34.4
Depletion	0.7	0.9
Amortization	0.7	0.7

	$38.9	$36.0

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2007 net cash provided by operating activities was $395.6 million, compared with $49.1 million for the first three months of 2007.
First quarter capital expenditures, exclusive of acquisitions, were $85.4 million in 2008 and $49.9 million in 2007. Capital expenditures during the first three months of 2008 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $264.9 million in 2007. Full-year capital spending is expected to approximate $240 million for 2008, including the Hunt Martin joint venture and exclusive of acquisitions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
During the first three months of 2008 and 2007, the Corporation paid $19.0 million and $12.0 million, respectively, for acquisitions. In February 2008, the Corporation acquired assets of the Specialty Magnesia Division of Morton International, Inc. (the “Morton acquisition”), relating to the ElastoMag® product. ElastoMag® is a well-established specialty product listed in formulary books published by rubber and plastic resin producers and is widely used in rubber compounds like neoprene where it inhibits premature hardening of the rubber components in the molding process. The Morton acquisition provides the Corporation’s Specialty Products segment increased opportunity to grow its magnesia chemical product line, consolidate its rubber/plastics grades business in Manistee, Michigan, and expand its production of magnesia in Woodville, Ohio. Additionally, in March 2008, the Corporation acquired a granite quarry near Asheboro, North Carolina that contains approximately 40 million tons of reserves and will enable the Aggregates business to provide a full range of quality products to customers in the area. During first quarter 2007, the Corporation acquired 3 ready mixed concrete plants in Texas and a sand and gravel operation in Oklahoma.
On April 11, 2008, the Corporation acquired six quarry locations in Georgia and Tennessee from Vulcan Materials Company (“Vulcan”). In addition to a $192,000,000 cash payment, which was partially funded with proceeds from commercial paper borrowings, the Corporation divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan. As part of the transaction, the Corporation also acquired a land parcel previously leased from Vulcan at its Three Rivers Quarry near Paducah, Kentucky.
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the quarter ended March 31, 2008. However, $24.0 million in cash was used during the first quarter 2008 to settle common stock repurchases made as of December 31, 2007. During the three months ended March 31, 2007, the Corporation repurchased 2,335,000 shares at an aggregate cost of $302.0 million. At March 31, 2008, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
In September 2006, the Corporation entered into two forward starting interest rate swap agreements (the “Swap Agreements”) related to $150 million of the Corporation’s anticipated refinancing of its $200 million 5.875% Notes due in 2008. The change in fair value of the Swap Agreements, net of income taxes, is recorded directly in shareholders’ equity as other comprehensive earnings/loss. At March 31, 2008, the fair value of the Swap Agreements was a liability of $13.8 million and was included in other current liabilities in the Corporation’s consolidated balance sheet. Other comprehensive earnings/loss for the three months ended March 31, 2008 included a loss of $3.9 million, net of tax, for the change in fair value of the Swap Agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
In connection with the issuance of $300 million of 6.6% Senior Notes due in 2018 (discussed more fully on page 26), on April 16, 2008, the Corporation unwound its Swap Agreements and made a cash payment of $11,136,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss at the date of termination will be recognized in earnings over the life of the new Notes.
The Corporation’s five-year revolving credit agreement (the “Credit Agreement”) contains a leverage ratio covenant that requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At March 31, 2008, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 2.02 and was calculated as follows (dollars in thousands):

Twelve Month Period
April 1, 2007 to
March 31, 2008
Earnings from continuing operations	$250,759
Add back:
Interest expense	65,530
Income tax expense	106,100
Depreciation, depletion and amortization expense	151,452
Stock-based compensation expense	19,954
Deduct:
Interest income	(2,074)

Consolidated EBITDA, as defined	$591,721

Consolidated debt at March 31, 2008	$1,194,260

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2008 for the trailing twelve month EBITDA	2.02

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
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
On April 10, 2008, the Corporation amended its unsecured $250 million Credit Agreement to add another class of loan commitments, which had the effect of increasing the borrowing base under the Credit Agreement by $75 million. Borrowings under the Credit Agreement are unsecured and may be used for general corporate purposes, including to support the Corporation’s commercial paper program. The Credit Agreement expires on June 30, 2012.
During April 2008, the Corporation borrowed an additional $50 million of money market notes at an interest rate of 3.22%. The money market notes mature on May 8, 2008.
On April 21, 2008, the Corporation completed the issuance of $300 million of 6.6% Senior Notes due in 2018 (the “6.6% Senior Notes”). The 6.6% Senior Notes may be redeemed in whole or in part prior to their maturity at a make whole redemption price. Upon a change of control repurchase event and a below investment grade credit rating, the Corporation will be required to make an offer to repurchase all outstanding 6.6% Senior Notes at a price in cash equal to 101% of the principal amount of the 6.6% Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date. The 6.6% Senior Notes, which are unsecured, were used to repay the Corporation’s outstanding commercial paper obligations (approximately $254 million outstanding at April 11, 2008) and other short-term loans.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
The Corporation’s long-term debt at April 30 was as follows:

	2008	2007
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,870	$249,839
5.875% Notes, due 2008	201,324	203,516
6.9% Notes, due 2007	—	124,998
7% Debentures, due 2025	124,337	124,318
6.25% Senior Notes, due 2037	247,804	247,778
Floating Rate Senior Notes, due 2010	224,475	224,212
6.6% Senior Notes, due 2018	297,842	—
Commercial paper	—	172,835
Short-term loans	100,000	31,829
Other notes	12,372	4,240

	1,458,024	1,383,565
Less current maturities	(305,052)	(331,730)

Total	$1,152,972	$1,051,835

The Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was nearly 2.3 at April 30, 2008 after the Corporation’s issuance of Senior Notes and amendment of its Credit Agreement.
Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends. However, the Corporation is exposed to risk from tightening credit markets, through the interest cost related to its $225 million Floating Rate Senior Notes due in 2010 and the availability and interest cost related to its commercial paper program which is rated A-2 by Standard and Poor’s and P-2 by Moody’s. Commercial paper of $81 million was outstanding at March 31, 2008. Refer also to “Risk to Earnings Expectations” disclosed in the Corporation’s first-quarter results press release dated May 6, 2008.
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
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
ACCOUNTING CHANGES As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2008, the Corporation partially adopted FAS 157.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK 2008 Management continues to be positive in its outlook for 2008 even in this challenging economic environment. Aggregates customers are expected to have a solid backlog of large infrastructure and commercial construction projects that should support improved shipments in the second half of the year. The sharp increase in diesel fuel prices will provide an impetus for the implementation of more mid-year price increases than originally planned. Accordingly, management has increased its range for the rate of heritage aggregates price increases in 2008 to 6.0% to 8.0% and reaffirms its range for 2008 heritage aggregates volumes as up 1% to down 3%, both exclusive of acquisitions. The Corporation’s lime and magnesia chemicals businesses are fully expected to deliver record levels of net sales and earnings. In this context, the Corporation reaffirms its range for 2008 net earnings per diluted share of $6.25 to $7.00.
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
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states, and in South Carolina, the Corporation’s 5th largest state as measured by 2007 Aggregates business’ net sales; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the residential construction market and the impact, if any, on commercial construction; unfavorable weather conditions, including hurricane activity; the volatility of fuel costs, most notably diesel fuel, liquid asphalt and natural gas; continued increases in the cost of repair and supply parts; logistical issues and costs, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; continued strength in the steel industry markets served by the Corporation’s dolomitic lime products; successful development and implementation of the structural composite technological process and commercialization of strategic products for specific market segments to generate earnings streams sufficient enough to support the recorded assets of the structural composites product line; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.
INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials’ Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007, by writing to:
Martin Marietta Materials, Inc.
Attn:  Corporate Secretary
2710 Wycliff Road
Raleigh, North Carolina 27607-3033

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2008
(Continued)
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
For the Quarter Ended March 31, 2008
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.
The current credit environment has negatively affected the economy and management has considered the potential impact to the Corporation’s business. Demand for aggregates products, particularly in the commercial and residential construction markets, could continue to decline if companies and consumers are unable to obtain financing for construction projects or if the economic slowdown causes delays or cancellations to capital projects. Additionally, the Corporation may experience difficulty placing its A-2/P-2 commercial paper. The Corporation experienced delays in placing 30-day commercial paper in August and September, 2007, but has not had placement problems since that time.
Demand in the residential construction market is affected by interest rates. Since December 31, 2007, the Federal Reserve Board cut the federal funds rate by 225 basis points to 2.0% in April, 2008. In addition to other factors that contributed to the rate cut, the Federal Open Market Committee stated that it saw a deepening of the housing contraction. The residential construction market accounted for approximately 12% of the Corporation’s aggregates product line shipments in 2007.
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of any temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; Floating Rate Senior Notes; defined benefit pension plans; and energy costs.
Commercial Paper Obligations. The Corporation has a $325 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2008, commercial paper borrowings of $81 million were outstanding. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100 basis point increase in interest rates on commercial paper borrowings of $81 million would increase interest expense by $0.8 million on an annual basis.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008.
Energy Costs. Energy costs, including diesel fuel and natural gas, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. In 2007, increases in these costs lowered earnings per diluted share by $0.05. A hypothetical 10% change in the Corporation’s energy prices in 2008 as compared with 2007, assuming constant volumes, would impact 2008 pretax earnings by approximately $17.9 million.
Aggregate Risk for Interest Rates and Energy Sector Inflation. The pension expense for 2008 is calculated based on assumptions selected at December 31, 2007. Therefore, interest rate risk in 2008 is limited to the potential effect related to outstanding commercial paper and the Corporation’s Floating Rate Senior Notes. Assuming outstanding commercial paper of $81 million and Floating Rate Senior Notes of $225 million, the impact of a hypothetical 100 basis point increase in interest rates would increase interest expense and decrease pretax earnings by $3.1 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $17.9 million.
Item 4. Controls and Procedures
As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors.
Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2008 – January 31, 2008	—	$—	—	5,041,871
February 1, 2008 – February 29, 2008	—	$—	—	5,041,871
March 1, 2008 – March 31, 2008	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	Amended and Restated $325,000,000 Five-Year Credit Agreement dated as of April 10, 2008 among Martin Marietta Materials, Inc., the bank parties thereto and JP Morgan Chase Bank N.A., as Administrative Agent

31.01	Certification dated May 6, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 6, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 6, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 6, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 6, 2008	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
EXHIBIT INDEX

Exhibit No.	Document

10.01	Amended and Restated $325,000,000 Five-Year Credit Agreement dated as of April 10, 2008 among Martin Marietta Materials, Inc., the bank parties thereto and JP Morgan Chase Bank N.A., as Administrative Agent

31.01	Certification dated May 6, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 6, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 6, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 6, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002