Form 10-Q
period 2008-06-30
MARTIN MARIETTA MATERIALS INC
filed 2008-08-07
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008

Common Stock, $0.01 par value	41,375,200

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$13,156	$20,038	$30,890
Accounts receivable, net	321,985	245,838	296,644
Inventories, net	297,371	286,885	297,800
Current portion of notes receivable, net	1,047	2,078	1,818
Current deferred income tax benefits	33,342	44,285	38,942
Other current assets	23,946	26,886	25,189

Total Current Assets	690,847	626,010	691,283

Property, plant and equipment	3,282,172	2,978,361	2,846,337
Allowances for depreciation, depletion and amortization	(1,577,495)	(1,544,808)	(1,498,897)

Net property, plant and equipment	1,704,677	1,433,553	1,347,440

Goodwill	614,400	574,667	574,667
Other intangibles, net	14,821	9,426	10,307
Noncurrent notes receivable	7,609	8,457	8,812
Other noncurrent assets	39,228	31,692	35,218

Total Assets	$3,071,582	$2,683,805	$2,667,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$12,168	$6,351	$4,071
Accounts payable	101,037	86,868	92,351
Accrued salaries, benefits and payroll taxes	16,528	21,262	19,153
Pension and postretirement benefits	7,769	9,120	5,265
Accrued insurance and other taxes	32,574	25,123	35,285
Income taxes	11,139	—	6,676
Current maturities of long-term debt and commercial paper	279,697	276,136	127,068
Settlement for repurchases of common stock	—	24,017	1,608
Other current liabilities	31,606	57,739	61,894

Total Current Liabilities	492,518	506,616	353,371

Long-term debt	1,153,032	848,186	1,051,527
Pension, postretirement and postemployment benefits	109,660	103,518	109,418
Noncurrent deferred income taxes	163,342	160,902	158,143
Other noncurrent liabilities	136,253	118,592	90,931

Total Liabilities	2,054,805	1,737,814	1,763,390

Shareholders’ Equity:
Common stock, par value $0.01 per share	413	412	417
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	67,893	50,955	72,195
Accumulated other comprehensive loss	(38,932)	(37,032)	(29,574)
Retained earnings	987,403	931,656	861,299

Total Shareholders’ Equity	1,016,777	945,991	904,337

Total Liabilities and Shareholders’ Equity	$3,071,582	$2,683,805	$2,667,727

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$527,232	$530,162	$923,945	$940,914
Freight and delivery revenues	71,466	60,151	126,843	107,507

Total revenues	598,698	590,313	1,050,788	1,048,421

Cost of sales	387,794	352,240	709,719	669,056
Freight and delivery costs	71,466	60,151	126,843	107,507

Total cost of revenues	459,260	412,391	836,562	776,563

Gross Profit	139,438	177,922	214,226	271,858
Selling, general & administrative expenses	42,039	44,309	79,735	82,582
Research and development	134	186	312	389
Other operating (income) and expenses, net	(7,633)	(2,828)	(13,227)	(5,318)

Earnings from Operations	104,898	136,255	147,406	194,205

Interest expense	19,301	16,702	35,138	27,902
Other nonoperating (income) and expenses, net	977	(1,154)	102	(3,834)

Earnings from continuing operations before income tax expense	84,620	120,707	112,166	170,137
Income tax expense	26,306	38,320	32,988	55,022

Earnings from continuing operations	58,314	82,387	79,178	115,115
Gain on discontinued operations, net of related tax expense of $3,714, $458, $3,709 and $579, respectively	5,490	565	5,491	827

Net Earnings	$63,804	$82,952	$84,669	$115,942

Net Earnings Per Common Share:
Basic from continuing operations	$1.41	$1.94	$1.92	$2.65
Discontinued operations	0.13	0.01	0.13	0.02

	$1.54	$1.95	$2.05	$2.67

Diluted from continuing operations	$1.39	$1.91	$1.89	$2.60
Discontinued operations	0.13	0.01	0.13	0.02

	$1.52	$1.92	$2.02	$2.62

Cash Dividends Per Common Share	$0.345	$0.275	$0.69	$0.55

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	41,333	42,458	41,328	43,498
Effect of dilutive employee and director awards	554	683	577	723

Diluted weighted average number of common shares and assumed conversions	41,887	43,141	41,905	44,221

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$84,669	$115,942
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	81,697	73,407
Stock-based compensation expense	13,152	13,013
Gains on divestitures and sales of assets	(22,633)	(3,258)
Deferred income taxes	14,440	2,612
Excess tax benefits from stock-based compensation transactions	(1,132)	(17,659)
Other items, net	(907)	(1,516)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(76,146)	(54,671)
Inventories, net	(4,446)	(42,340)
Accounts payable	14,143	7,114
Other assets and liabilities, net	22,217	47,362

Net cash provided by operating activities	125,054	140,006

Investing activities:
Additions to property, plant and equipment	(159,408)	(114,984)
Acquisitions, net	(218,389)	(12,117)
Proceeds from divestitures and sales of assets	5,433	7,151
Railcar construction advances	(7,286)	—
Repayments of railcar construction advances	7,286	—

Net cash used for investing activities	(372,364)	(119,950)

Financing activities:
Borrowings of long-term debt	297,837	471,990
Repayments of long-term debt and capital lease obligations	(3,024)	(452)
Net borrowings (repayments) of commercial paper and line of credit	3,000	(537)
Termination of interest rate swap agreements	(11,139)	—
Debt issuance costs	(1,101)	(807)
Change in bank overdraft	5,817	(4,319)
Dividends paid	(28,922)	(24,343)
Repurchases of common stock	(24,017)	(493,552)
Issuances of common stock	845	12,913
Excess tax benefits from stock-based compensation transactions	1,132	17,659

Net cash provided by (used for) financing activities	240,428	(21,448)

Net decrease in cash and cash equivalents	(6,882)	(1,392)
Cash and cash equivalents, beginning of period	20,038	32,282

Cash and cash equivalents, end of period	$13,156	$30,890

Noncash investing and financing activities:
Issuance of notes payable for acquisition of land	$11,500	$3,252
Repurchases of common stock to be settled	$—	$1,608

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,530	$25,375
Cash paid for income taxes	$6,555	$1,906
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Shares of		Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Retained	Shareholders’
(in thousands)	Stock	Stock	Capital (1)	Loss	Earnings	Equity

Balance at December 31, 2007	41,318	$412	$50,955	$(37,032)	$931,656	$945,991

Net earnings	—	—	—	—	84,669	84,669
Amortization of unrecognized actuarial losses, prior service costs and transition assets related to pension and postretirement benefits, net of tax effect of $673	—	—	—	1,031	—	1,031
Foreign currency translation loss	—	—	—	(697)	—	(697)
Change in fair value of forward starting interest rate swap agreements, net of tax benefit of $1,463	—	—	—	(2,234)	—	(2,234)

Comprehensive earnings						82,769

Dividends declared	—	—	—	—	(28,922)	(28,922)
Issuances of common stock for stock award plans	26	1	3,786	—	—	3,787
Stock-based compensation expense	—	—	13,152	—	—	13,152

Balance at June 30, 2008	41,344	$413	$67,893	$(38,932)	$987,403	$1,016,777

(1) Additional paid-in-capital June 30, 2008 represents issuances of common stock, the pool of excess tax benefits and stock-based compensation expense.
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not indicative of the results expected for other interim periods or the full year.

Comprehensive Earnings

Comprehensive earnings consist of net earnings, foreign currency translation adjustments, changes in the fair value of forward starting interest rate swap agreements and the amortization of unrecognized amounts related to pension and postretirement benefits. Comprehensive earnings for the three and six months ended June 30, 2008 were $65,725,000 and $82,769,000, respectively. For the three and six months ended June 30, 2007, comprehensive earnings were $88,601,000 and $122,419,000, respectively,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Accounting Changes

Effective January 1, 2008, the Corporation partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 does not require any new fair value measurements; rather, it establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. FAS 157 applies to all accounting pronouncements that require fair value measurements, except for the measurement of share-based payments. Additionally, in February 2008, the Corporation adopted Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. At June 30, 2008, the categories of assets and liabilities to which the Corporation did not apply FAS 157 include: nonfinancial assets and liabilities initially measured at fair value in a business combination; reporting units measured at fair value in the first step of goodwill impairment testing; indefinite-lived intangible assets and nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations.

Reclassifications

Certain 2007 amounts included on the consolidated balance sheet have been reclassed to conform to the 2008 presentation. The reclassifications had no impact on previously reported financial position.

2.	Business Combinations and Divestitures

Business Combinations

On April 11, 2008, the Corporation entered into a swap transaction with Vulcan Materials Company (“Vulcan”), pursuant to which it acquired six quarry locations in North Georgia and Tennessee. The newly acquired locations significantly expand the Corporation’s presence in high-growth areas of Georgia and Tennessee, particularly south and west of Atlanta. The Corporation also acquired a land parcel previously leased from Vulcan at the Corporation’s Three Rivers Quarry near Paducah, Kentucky. For the year ended December 31, 2007, the Corporation’s newly acquired locations shipped nearly 4.5 million tons of aggregates and have aggregates reserves that exceed 300 million tons. The operating results of the acquired quarries have been included with those of the Corporation since the date of acquisition and are being reported through the Corporation’s Southeast Group in the financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Business Combinations and Divestitures (continued)

In addition to a $192,000,000 cash payment and normal closing adjustments related to working capital, the Corporation divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan. Furthermore, the Corporation recognized goodwill in the amount of $45,862,000. The fair values of the assets acquired from Vulcan were allocated as follows (dollars in thousands):

Inventories	$6,559
Mineral reserves	$113,825
Land	$22,260
Machinery and equipment	$41,929
Other intangibles	$3,260
Discontinued Operations

During 2008, the Corporation disposed of or permanently shut down certain operations, including its Oroville, California quarry, which was included in the West Group and divested as part of the Vulcan swap transaction. These divestitures represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings.

The discontinued operations included the following net sales, pretax loss or gain on operations, pretax gain on disposals, income tax expense and overall net earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Net sales	$126	$4,643	$2,044	$8,423

Pretax (loss) gain on operations	$(47)	$386	$348	$(192)
Pretax gain on disposals	9,251	637	8,852	1,598

Pretax gain	9,204	1,023	9,200	1,406
Income tax expense	3,714	458	3,709	579

Net earnings	$5,490	$565	$5,491	$827

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	Inventories

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)

Finished products	$255,853	$244,568	$250,937
Products in process and raw materials	15,817	18,642	20,461
Supplies and expendable parts	45,399	42,811	41,541

	317,069	306,021	312,939
Less allowances	(19,698)	(19,136)	(15,139)

Total	$297,371	$286,885	$297,800

4.	Intangible Assets

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three Months Ended June 30, 2008
		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$119,766	$51,265	$407,416	$578,447
Acquisitions	—	45,862	—	45,862
Divestitures	—	—	(8,400)	(8,400)
Adjustments to purchase price allocations	(1,509)	—	—	(1,509)

Balance at end of period	$118,257	$97,127	$399,016	$614,400

	Six Months Ended June 30, 2008
		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$115,986	$51,265	$407,416	$574,667
Acquisitions	3,780	45,862	—	49,642
Divestitures	—	—	(8,400)	(8,400)
Adjustments to purchase price allocations	(1,509)	—	—	(1,509)

Balance at end of period	$118,257	$97,127	$399,016	$614,400

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Intangible Assets (continued)

During the six months ended June 30, 2008, the Corporation acquired $6,350,000 of other intangibles, consisting of the following amortizable intangible assets by segment:

	Aggregates	Specialty		Weighted-average
	Business	Products	Total	amortization period

	(Dollars in Thousands)

Noncompetition agreements	$240	$285	$525	5.9 years
Customer relationships	3,260	—	3,260	7.0 years

Total	$3,500	$285	$3,785	6.8 years

The Corporation also acquired a $2,565,000 trade name related to the ElastoMag® product during 2008. The trade name, which is recorded within the Specialty Products segment, is deemed to have an indefinite life and will not be amortized.

5. Long-Term Debt

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)

6.875% Notes, due 2011	$249,876	$249,860	$249,844
5.875% Notes, due 2008	200,949	202,066	203,157
6.9% Notes, due 2007	—	—	124,999
7% Debentures, due 2025	124,340	124,331	124,321
6.25% Senior Notes, due 2037	247,808	247,795	247,782
Floating Rate Senior Notes, due 2010	224,519	224,388	224,256
6.6% Senior Notes, due 2018	297,868	—	—
Commercial paper, interest rate of 3.10% at June 30, 2008	75,000	72,000	—
Acquisition notes, interest rates ranging from 2.11% to 8.00%	651	662	684
Other notes	11,718	3,220	3,552

	1,432,729	1,124,322	1,178,595
Less current maturities	(279,697)	(276,136)	(127,068)

Total	$1,153,032	$848,186	$1,051,527

On April 10, 2008, the Corporation amended its unsecured $250,000,000 Credit Agreement to add another class of loan commitments, which had the effect of increasing the borrowing base under the agreement by $75,000,000 (hereinafter, the “Credit Agreement”). Borrowings under the Credit Agreement are unsecured and may be used for general corporate purposes, including to support the Corporation’s commercial paper program. The Credit Agreement expires on June 30, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

On April 21, 2008, the Corporation completed the issuance of $300,000,000 of 6.6% Senior Notes due in 2018 (the “6.6% Senior Notes”). The 6.6% Senior Notes, which are unsecured, may be redeemed in whole or in part prior to their maturity at a make whole redemption price. Upon a change of control repurchase event and a below investment grade credit rating, the Corporation will be required to make an offer to repurchase all outstanding 6.6% Senior Notes at a price in cash equal to 101% of the principal amount of the 6.6% Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date.

In connection with the issuance of the 6.6% Senior Notes, on April 16, 2008, the Corporation unwound its two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”). The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss at the date of termination will be recognized in earnings over the life of the 6.6% Senior Notes. For the quarter ended June 30, 2008, the Corporation recognized $165,000 of the accumulated other comprehensive loss as additional interest expense. At December 31, 2007 and June 30, 2007, the fair value of the Swap Agreements was a liability of $7,277,000 and an asset of $3,583,000, respectively. These fair values represented the estimated amount, using Level 2 observable market inputs for similar assets/liabilities, the Corporation expected to pay to terminate the Swap Agreements.

The carrying values of the Notes due in 2008 included $1,005,000, $2,187,000 and $3,341,000 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, for the unamortized value of terminated interest rate swaps.

Borrowings of $75,000,000 and $72,000,000 were outstanding under the commercial paper program at June 30, 2008 and December 31, 2007, respectively. No borrowings were outstanding at June 30, 2007.

The Corporation’s Credit Agreement contains a leverage ratio covenant that requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Corporation was in compliance with the Ratio at June 30, 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Income Taxes

	Six Months Ended June 30,
	2008	2007
Estimated effective income tax rate:
Continuing operations	29.4%	32.3%

Discontinued operations	40.3%	41.2%

Overall	30.2%	32.4%

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

The decrease in the overall estimated effective tax rate for the six months ended June 30, 2008, as compared with the prior-year period, is primarily the result of discrete items related to effectively settling agreed upon issues from the Internal Revenue Service examination that covered the 2004 and 2005 tax years. Discrete items increased net earnings by $1,643,000, or $0.04 per diluted share, for the six months ended June 30, 2008.

The change in the year-to-date estimated overall effective income tax rate during the second quarter of 2008, when compared with the year-to-date effective tax rate as of March 31, 2008, decreased net earnings for the six months ended June 30, 2008 by $7,300,000, or $0.17 per diluted share. The first quarter 2008 effective tax rate was positively impacted by the settlement of the 2004 and 2005 tax examinations. The overall estimated effective tax rate for the six months ended June 30, 2008 is in line with management’s expectations for the full year 2008 tax rate of approximately 31.0%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$2,744	$3,478	$148	$124
Interest cost	5,167	5,553	706	544
Expected return on assets	(5,384)	(6,322)	—	—
Amortization of:
Prior service cost (credit)	164	191	(379)	(251)
Actuarial loss (gain)	1,024	1,258	(18)	(19)
Settlement charge	273	—	—	—

Total net periodic benefit cost	$3,988	$4,158	$457	$398

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$5,731	$6,182	$291	$320
Interest cost	10,793	9,870	1,386	1,401
Expected return on assets	(11,246)	(11,237)	—	—
Amortization of:
Prior service cost (credit)	343	339	(744)	(647)
Actuarial loss (gain)	2,140	2,237	(35)	(48)
Settlement charge	273	—	—	—

Total net periodic benefit cost	$8,034	$7,391	$898	$1,026

8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations, financial position or cash flows.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments

The Corporation conducts its aggregates operations through three reportable business segments: Mideast Group, Southeast Group and West Group. The operating results and assets of the quarries acquired in connection with the Vulcan transaction are being reported in the Southeast Group. The Corporation also has a Specialty Products segment that includes magnesia chemicals, dolomitic lime and targeted activity in structural composites.

The following tables display selected financial data for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Total revenues:
Mideast Group	$180,001	$207,109	$304,583	$351,638
Southeast Group	149,981	136,045	275,973	262,636
West Group	218,565	203,684	372,242	348,289

Total Aggregates Business	548,547	546,838	952,798	962,563
Specialty Products	50,151	43,475	97,990	85,858

Total	$598,698	$590,313	$1,050,788	$1,048,421

Net sales:
Mideast Group	$168,897	$194,092	$287,572	$331,366
Southeast Group	122,001	118,310	225,162	229,956
West Group	191,129	178,036	323,110	301,336

Total Aggregates Business	482,027	490,438	835,844	862,658
Specialty Products	45,205	39,724	88,101	78,256

Total	$527,232	$530,162	$923,945	$940,914

Earnings (Loss) from operations:
Mideast Group	$61,427	$79,487	$93,534	$120,306
Southeast Group	13,436	27,662	22,926	48,845
West Group	32,106	31,487	33,535	29,956

Total Aggregates Business	106,969	138,636	149,995	199,107
Specialty Products	9,744	8,114	18,821	15,492
Corporate	(11,815)	(10,495)	(21,410)	(20,394)

Total	$104,898	$136,255	$147,406	$194,205

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments (continued)

Assets employed for the Southeast Group increased significantly since prior year as a result of assets acquired in connection with the Vulcan exchange transaction (see also Note 2).

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)
Assets employed:
Mideast Group	$873,355	$780,074	$788,127
Southeast Group	803,066	519,681	501,227
West Group	1,103,098	1,072,808	1,084,190

Total Aggregates Business	2,779,519	2,372,563	2,373,544
Specialty Products	106,101	98,718	99,844
Corporate	185,962	212,524	194,339

Total	$3,071,582	$2,683,805	$2,667,727

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Aggregates	$454,722	$462,791	$786,099	$811,885
Asphalt	12,234	11,130	23,682	20,946
Ready Mixed Concrete	10,501	11,342	19,429	20,117
Road Paving	3,148	3,230	4,504	6,433
Other	1,422	1,945	2,130	3,277

Total Aggregates Business	482,027	490,438	835,844	862,658
Specialty Products	45,205	39,724	88,101	78,256

Total	$527,232	$530,162	$923,945	$940,914

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Other current and noncurrent assets	$(5,745)	$(5,640)
Notes receivable	100	448
Accrued salaries, benefits and payroll taxes	(2,925)	(5,857)
Accrued insurance and other taxes	7,451	2,988
Accrued income taxes	19,895	21,880
Accrued pension, postretirement and postemployment benefits	4,791	2,170
Other current and noncurrent liabilities	(1,350)	31,373

	$22,217	$47,362

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW  Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 291 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products.
CRITICAL ACCOUNTING POLICIES  The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008. The following presents an update to the Property, Plant and Equipment critical accounting policy:

The Corporation begins capitalizing quarry development costs at a point when reserves are determined to be proven or probable, economically mineable and when demand supports investment in the market. Capitalization of these costs ceases when production commences. Quarry development costs are classified as land improvements.

There is diversity within the mining industry regarding the accounting treatment used to record pre-production stripping costs. At existing quarries, new pits may be developed to access additional reserves. Some companies within the industry expense pre-production stripping costs associated with new pits within a quarry. In making its determination as to the appropriateness of capitalizing or expensing pre-production stripping costs, management reviews the facts and circumstances of each situation when additional pits are developed within an existing quarry. If the additional pit operates in a separate and distinct area of a quarry, the costs are capitalized as quarry development costs and depreciated over the life of the uncovered reserves. Further, a separate asset retirement obligation is created for additional pits when the liability is incurred. Once a pit enters the production phase, all post-production stripping costs are expensed as incurred as periodic inventory production costs. During the quarter ended June 30, 2008, the Corporation capitalized $1 million of quarry development costs for a new pit being created at its Three Rivers quarry in Smithland, Kentucky.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2008 and 2007 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):
Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross profit	$139,438	$177,922	$214,226	$271,858

Total revenues	$598,698	$590,313	$1,050,788	$1,048,421

Gross margin	23.3%	30.1%	20.4%	25.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross profit	$139,438	$177,922	$214,226	$271,858

Total revenues	$598,698	$590,313	$1,050,788	$1,048,421
Less: Freight and delivery revenues	(71,466)	(60,151)	(126,843)	(107,507)

Net sales	$527,232	$530,162	$923,945	$940,914

Gross margin excluding freight and delivery revenues	26.4%	33.6%	23.2%	28.9%

Operating Margin in Accordance with GAAP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Earnings from operations	$104,898	$136,255	$147,406	$194,205

Total revenues	$598,698	$590,313	$1,050,788	$1,048,421

Operating margin	17.5%	23.1%	14.0%	18.5%

Operating Margin Excluding Freight and Delivery Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Earnings from operations	$104,898	$136,255	$147,406	$194,205

Total revenues	$598,698	$590,313	$1,050,788	$1,048,421
Less: Freight and delivery revenues	(71,466)	(60,151)	(126,843)	(107,507)

Net sales	$527,232	$530,162	$923,945	$940,914

Operating margin excluding freight and delivery revenues	19.9%	25.7%	16.0%	20.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Quarter Ended June 30
Notable items for the quarter ended June 30, 2008 included:
•	Earnings per diluted share of $1.52 compared with $1.92 for the prior-year quarter
•	Cost of petroleum-based products up $18 million, which reduced earnings per diluted share by $0.26
•	Heritage aggregates product line pricing up 6.3%, volume down 9.3%
•	Record Specialty Products’ earnings from operations up 20% from the prior-year quarter
•	Net sales of $527.2 million, down 1% compared with the prior-year quarter
•	Selling, general and administrative expenses down $2.3 million and 40 basis points as a percentage of net sales compared with the prior-year quarter
•	Acquisition and successful integration of six quarries from Vulcan Materials Company
•	Significant new transportation funding in North Carolina
•	Issuance of $300 million of Senior Notes

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2008 and 2007. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million and $0.2 million for the quarters ended June 30, 2008 and 2007, respectively. Consolidated other operating income and expenses, net, was income of $7.6 million and $2.8 million for the quarters ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$168,897		$194,092
Southeast Group	122,001		118,310
West Group	191,129		178,036

Total Aggregates Business	482,027	100.0	490,438	100.0
Specialty Products	45,205	100.0	39,724	100.0

Total	$527,232	100.0	$530,162	100.0

Gross profit:
Mideast Group	$66,554		$90,434
Southeast Group	19,459		33,496
West Group	40,833		41,463

Total Aggregates Business	126,846	26.3	165,393	33.7
Specialty Products	12,398	27.4	10,947	27.6
Corporate	194	—	1,582	—

Total	$139,438	26.4	$177,922	33.6

Selling, general & administrative expenses:
Mideast Group	$11,787		$11,795
Southeast Group	6,677		6,545
West Group	11,179		11,528

Total Aggregates Business	29,643	6.1	29,868	6.1
Specialty Products	2,537	5.6	2,653	6.7
Corporate	9,859	—	11,788	—

Total	$42,039	8.0	$44,309	8.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$61,427		$79,487
Southeast Group	13,436		27,662
West Group	32,106		31,487

Total Aggregates Business	106,969	22.2	138,636	28.3
Specialty Products	9,744	21.6	8,114	20.4
Corporate	(11,815)	—	(10,495)	—

Total	$104,898	19.9	$136,255	25.7

The economic environment of the second quarter of 2008 was one of the most challenging in the aggregates industry’s history. The Corporation faced diesel fuel and natural gas costs that escalated nearly 60%, a ninth consecutive quarter of declining aggregates product line volume, and its resulting impact on operating leverage as production volumes were aligned with sales expectations. Nonetheless, the Corporation’s management team and employees did an excellent job of matching operating levels with demand and aggressively addressed controllable costs.
Net sales for the Aggregates business for the 2008 second quarter were $482.0 million, a 1.7% decline compared with 2007 second-quarter sales of $490.4 million. Heritage aggregates product line pricing increased 6.3%. Heritage aggregates product line volumes decreased 9.3% in the second quarter.
The West Group generated net sales of $191.1 million, an increase of 7.4% over the prior-year quarter. The West Group’s results were driven by a 4.4% increase in heritage aggregates product line volume resulting from the comparative strength of the infrastructure and commercial construction markets in Texas, Oklahoma and Iowa. Shipments in Iowa increased over 9% during the quarter despite severe flooding in much of the state; however, lower production levels and higher operating costs as a result of the flooding had a negative impact on profitability compared with expectations and the prior-year period. Infrastructure demand in other key states, including North Carolina and Georgia, remains challenging to forecast as rising costs of construction materials have constrained state highway budgets as well as municipal spending. Demand dropped significantly in the Mideast Group, as the usually resilient North Carolina and South Carolina markets experience the effects of residential construction declines in addition to weakening infrastructure expenditures. Several states are taking active measures to address their infrastructure funding needs; however, it is difficult to predict the impact of these measures on volume levels for the remainder of 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	June 30, 2008
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(22.3%)	12.0%
Southeast Group	(9.9%)	6.5%
West Group	4.4%	3.9%
Heritage Aggregates Operations	(9.3%)	6.3%
Aggregates Product Line (3)	(8.5%)	6.4%

	Three Months Ended
	June 30,
	2008	2007
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	14,994	19,302
Southeast Group	10,144	11,260
West Group	19,716	18,892

Heritage Aggregates Operations	44,854	49,454
Acquisitions	930	—
Divestitures(4)	15	588

Aggregates Product Line (3)	45,799	50,042

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, second quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
The Specialty Products segment, which includes magnesia chemicals, dolomitic lime and targeted activity in structural composites, continued to perform exceptionally well. The United States’ steel market has remained strong, leading to increased demand for dolomitic lime. The Corporation has experienced increased demand for magnesia-based chemicals products used in a number of environmental applications as well as for its flame retardant products. The Specialty Products business delivered record second-quarter net sales of $45.2 million, an increase of 13.8% compared with the prior-year quarter, and record earnings from operations of $9.7 million, an increase of 20% compared with the prior-year quarter. The business’ operating margin excluding freight and delivery revenues increased 120 basis points to 21.6% for the quarter.
The rapid and extreme increases in the cost of petroleum-based products affected both costs and sales. Liquid asphalt, used in the production of asphalt paving products, increased approximately 135% over the prior year with average prices approaching $700 per ton. The Corporation’s customers cannot react quickly enough to these escalating costs and, when possible, have made the choice to defer work in anticipation of future potential cost reductions. Cost control initiatives in place throughout the Corporation served to limit the increase in consolidated cost of sales, despite the nearly 60% increase in diesel fuel and natural gas costs compared with the prior-year quarter. The rise in the cost of petroleum-based products alone resulted in additional production costs of $18 million, or $0.26 per diluted share, for the quarter. Compounding the sharply-escalating energy costs, the Corporation incurred expenses of $24 million, or $0.35 per diluted share, to control aggregates production and reduce inventory levels.
Selling, general and administrative expenses for the quarter ended June 30, 2008 were $42.0 million versus $44.3 million in the 2007 period, a decrease of $2.3 million. The Corporation’s focus and execution on cost control decreased selling, general and administrative expenses as a percentage of net sales to 8.0% from 8.4% for the prior-year quarter.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the second quarter, consolidated other operating income and expenses, net, was income of $7.6 million in 2008 compared with $2.8 million in 2007, primarily as a result of a $7.2 million gain on the disposals of an idle facility north of San Antonio, Texas (West Group), and land in Henderson, North Carolina (Mideast Group), in connection with the Vulcan Materials Company (“Vulcan”) exchange transaction (see also page 30).
Consolidated interest expense was $19.3 million for the second quarter 2008 as compared with $16.7 million for the prior-year quarter. The increase primarily resulted from interest for the 6.6% Senior Notes issued in April 2008, as well as other short-term borrowings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended June 30, was expense of $1.0 million in 2008 compared with income of $1.2 million in 2007, primarily as a result of higher earnings from consolidated subsidiaries which increased the expense for the elimination of minority interests in 2008. Additionally, earnings on nonconsolidated investments were lower as compared with 2007.
Six Months Ended June 30
Notable items for the six months ended June 30, 2008 included:
•	Earnings per diluted share of $2.02 compared with $2.62 for the prior-year period
•	Net sales of $923.9 million, down 2% compared with the prior-year period
•	Heritage aggregates product line pricing up 5.1%, volume down 8.9%
•	Specialty Products earnings from operations up 21.5% from prior-year period
•	Acquisition and integration of six quarry acquisitions from Vulcan Materials Company, plus two other small acquisitions
•	Issuance of $300 million of Senior Notes
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2008 and 2007. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.3 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. Consolidated other operating income and expenses, net, was income of $13.2 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)

	Six Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$287,572		$331,366
Southeast Group	225,162		229,956
West Group	323,110		301,336

Total Aggregates Business	835,844	100.0	862,658	100.0
Specialty Products	88,101	100.0	78,256	100.0

Total	$923,945	100.0	$940,914	100.0

Gross profit:
Mideast Group	$103,951		$141,792
Southeast Group	35,344		60,634
West Group	52,584		49,928

Total Aggregates Business	191,879	23.0	252,354	29.3
Specialty Products	24,146	27.4	21,133	27.0
Corporate	(1,799)	—	(1,629)	—

Total	$214,226	23.2	$271,858	28.9

Selling, general & administrative expenses:
Mideast Group	$23,105		$23,325
Southeast Group	13,186		12,812
West Group	22,473		22,947

Total Aggregates Business	58,764	7.0	59,084	6.8
Specialty Products	5,055	5.7	5,341	6.8
Corporate	15,916	—	18,157	—

Total	$79,735	8.6	$82,582	8.8

Earnings (Loss) from operations:
Mideast Group	$93,534		$120,306
Southeast Group	22,926		48,845
West Group	33,535		29,956

Total Aggregates Business	149,995	17.9	199,107	23.1
Specialty Products	18,821	21.4	15,492	19.8
Corporate	(21,410)	—	(20,394)	—

Total	$147,406	16.0	$194,205	20.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Net sales for the Aggregates business for the six months ended June 30 were $835.8 million in 2008, a 3.1% decline versus 2007 net sales of $862.7 million. Aggregates pricing at heritage locations was up 5.1%, while volume decreased 8.9%. Inclusive of acquisitions and divestitures, aggregates pricing for the six months ended June 30, 2008 increased 5.2% and aggregates product line volume decreased 8.6%.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended
	June 30, 2008
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(22.8%)	12.3%
Southeast Group	(10.6%)	5.6%
West Group	6.2%	2.1%
Heritage Aggregates Operations	(8.9%)	5.1%
Aggregates Product Line (3)	(8.6%)	5.2%

	Six Months Ended
	June 30,
	2008	2007
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	24,734	32,025
Southeast Group	19,212	21,481
West Group	33,731	31,746

Heritage Aggregates Operations	77,677	85,252
Acquisitions	930	—
Divestitures(4)	259	1,070

Aggregates Product Line (3)	78,866	86,322

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Specialty Products’ net sales were $88.1 million for the first six months of 2008 compared with $78.3 million for the prior-year period. Earnings from operations for the six months ended June 30, 2008 were $18.8 million compared with $15.5 million in the year-earlier period. Increased sales of magnesia chemical products and dolomitic lime contributed to these results.
Selling, general and administrative expenses for the six months ended June 30, 2008 were $79.7 million versus $82.6 million in the 2007 period. Selling, general and administrative expenses decreased 3.4% as the focus on cost control extended to all aspects of the business.
For the six months ended June 30, consolidated other operating income and expenses, net, was income of $13.2 million in 2008 compared with $5.3 million in 2007, primarily as a result of a $7.2 million gain on the disposals of an idle facility north of San Antonio, Texas (West Group), and land in Henderson, North Carolina (North Carolina), in connection with the Vulcan exchange transaction (see also page 30).
Consolidated interest expense was $35.1 million for the six months ended June 30, 2008 as compared with $27.9 million for the prior-year period. The increase primarily resulted from interest for the 6.6% Senior Notes issued in April 2008, as well as other short-term borrowings.
The change in the year-to-date estimated overall effective income tax rate during the second quarter of 2008, when compared with the year-to-date effective tax rate as of March 31, 2008, decreased net earnings for the six months ended June 30, 2008 by $7,300,000, or $0.17 per diluted share. The first quarter 2008 effective tax rate was positively impacted by the settlement of the 2004 and 2005 tax examinations. The overall estimated effective tax rate for the six months ended June 30, 2008 is in line with management’s expectations for the full year 2008 tax rate of approximately 31.0%.
LIQUIDITY AND CAPITAL RESOURCES  Net cash provided by operating activities during the six months ended June 30, 2008 was $125.1 million compared with $140.0 million in the comparable period of 2007. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first six months of 2008 as compared with the year-earlier period reflects lower net earnings before depreciation, depletion and amortization and a higher increase in accounts receivable, partially offset by a decline in the rate of inventory build as the Corporation managed production and inventory levels and decreased tax benefits from stock option exercise activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Depreciation, depletion and amortization was as follows (dollars in millions):

	Six Months Ended
	June 30,
	2008	2007
Depreciation	$78.3	$69.8
Depletion	1.8	2.1
Amortization	1.6	1.5

	$81.7	$73.4

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2007 net cash provided by operating activities was $395.6 million, compared with $140.0 million for the first six months of 2007.
First six months capital expenditures, exclusive of acquisitions, were $159.4 million in 2008 and $115.0 million in 2007. Capital expenditures during the first six months of 2008 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $264.9 million in 2007. Full-year capital spending is expected to approximate $240 million for 2008, including capital spending in connection with the Hunt Martin joint venture and exclusive of acquisitions. The Aggregates business expects its new plant in Augusta, Georgia, will begin operations in the fourth quarter of 2008 versus the prior forecast of second quarter 2009. The earlier completion of this project, which increases capacity from 2 million tons to 6 million tons annually, is expected to increase the Corporation’s market share in high-growth markets in Georgia and Florida.
During the first six months of 2008 and 2007, the Corporation paid $218.4 million and $12.1 million, respectively, for acquisitions. On April 11, 2008, the Corporation entered into a swap transaction with Vulcan, pursuant to which it acquired six quarry locations in North Georgia and Tennessee. In addition to a $192.0 million cash payment plus normal closing adjustments for working capital, the Corporation divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan. As part of the transaction, the Corporation also acquired a land parcel previously leased from Vulcan at its Three Rivers Quarry near Paducah, Kentucky. During 2008, the Corporation also acquired certain assets of the Specialty Magnesia Division of Morton International, Inc. relating to the ElastoMag® product and a granite quarry near Asheboro, North Carolina that contains approximately 40 million tons of reserves.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2008. However, $24.0 million in cash was used during January 2008 to settle common stock repurchases made as of December 31, 2007. During the six months ended June 30, 2007, the Corporation repurchased 3,585,000 shares at an aggregate cost of $495.2 million. At June 30, 2008, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Corporation’s five-year revolving credit agreement (the “Credit Agreement”) contains a leverage ratio covenant that requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At June 30, 2008, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 2.55 and was calculated as follows (dollars in thousands):

Twelve Month Period
July 1, 2007 to
June 30, 2008

Earnings from continuing operations	$224,649
Add back:
Interest expense	68,128
Income tax expense	94,039
Depreciation, depletion and amortization expense	156,634
Stock-based compensation expense	19,826
Deduct:
Interest income	(1,260)

Consolidated EBITDA, as defined	$562,016

Consolidated debt at June 30, 2008	$1,432,729

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2008 for the trailing twelve month EBITDA	2.55

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
The management team and Board of Directors have focused on establishing prudent leverage targets that provide for value creation through strong operational performance, continued investment in internal growth opportunities, financial flexibility to support opportunistic and strategic acquisitions and a return of cash to shareholders through sustainable dividends and share repurchase programs while maintaining a solid investment grade rating. Given these parameters, in the ordinary course of business and absent any future debt incurred in connection with an acquisition, the Corporation expects to manage its leverage within a range of 2.0 to 2.5 times consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the underlying credit agreement. At June 30, 2008, the Corporation’s ratio of consolidated debt to consolidated EBITDA of 2.55 was outside management’s targeted range, primarily as a result of the financing for the Vulcan transaction. The Corporation plans to use available free cash flow to pay down outstanding debt balances and move within its targeted range by December 31, 2008.
On April 10, 2008, the Corporation amended its unsecured $250 million Credit Agreement to add another class of loan commitments, which had the effect of increasing the borrowing base under the agreement by $75 million. Borrowings under the Credit Agreement are unsecured and may be used for general corporate purposes, including to support the Corporation’s commercial paper program. The Credit Agreement expires on June 30, 2012.
On April 21, 2008, the Corporation completed the issuance of $300 million of 6.6% Senior Notes due in 2018 (the “6.6% Senior Notes”). The 6.6% Senior Notes, which are unsecured, may be redeemed in whole or in part prior to their maturity at a make whole redemption price. Upon a change of control repurchase event and a below investment grade credit rating, the Corporation will be required to make an offer to repurchase all outstanding 6.6% Senior Notes at a price in cash equal to 101% of the principal amount of the 6.6% Senior Notes, plus any accrued and unpaid interest to, but not including, the purchase date.
In connection with the issuance of $300 million of 6.6% Senior Notes due in 2018, on April 16, 2008, the Corporation unwound its two forward starting interest rate swap agreements with a total notional amount of $150 million (the “Swap Agreements”). The Corporation made a cash payment of $11.1 million, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss at the date of termination will be recognized in earnings over the life of the new Notes.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Based on prior performance and current expectations, the Corporation’s management believes that cash flows from internally generated funds and its access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to fund the operating needs of its existing businesses, cover debt service requirements, and allow for payment of dividends. However, the Corporation is exposed to risk from tightening credit markets, through the interest cost related to its $225 million Floating Rate Senior Notes due in 2010 and the availability and interest cost related to its commercial paper program which is rated A-2 by Standard and Poor’s and P-2 by Moody’s. Commercial paper of $75 million was outstanding at June 30, 2008.
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
Contractual Obligations
At June 30, 2008, the Corporation’s contractual obligations related to its 6.6% Senior Notes issued in April 2008 were as follows:

	Total	< 1 yr	1-3 yrs.	3-5 yrs.	> 5 yrs.

Long-term debt	$300,000	$—	$—	$—	$300,000
Interest (off balance sheet)	197,663	23,588	39,600	39,600	94,875

Total	$497,663	$23,588	$39,600	$39,600	$394,875

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
During second quarter 2008, the North Carolina legislature passed a budget that provided funding for the construction of four toll road projects for a total of $3.2 billion. The first of these projects is scheduled for letting in the third quarter of 2008 with completion in 2011 and is valued at approximately $1 billion and will consume about 2 million tons of aggregates. Two additional projects will begin in 2009 and the remaining one is scheduled for 2010. These three projects are estimated to consume 4.5 million tons of aggregates. Of the total 6.5 million tons for the four projects, the Aggregates business should be fully competitive on about 85%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
OUTLOOK 2008  The Corporation’s 2008 outlook has turned decidedly more cautious in the past few months as the shock of high oil prices has affected both demand for its products and its costs. A challenging economic environment, energy inflation, credit market uncertainty and lagging infrastructure demand make forecasting increasingly difficult. Accordingly, management is adjusting downward its range for 2008 net earnings per diluted share to $5.00 to $5.65 from $6.25 to $7.00. Even in this difficult environment, management’s outlook for 2008 pricing for its Aggregates business remains positive. Accordingly, management reaffirms its 6.0% to 8.0% range for the rate of heritage aggregates price increases in 2008. Over the balance of the year, management expects infrastructure volumes in certain of the Corporation’s key states to be affected more by funding limitations than underlying demand. In addition, the sharp increase in diesel fuel prices may continue to affect infrastructure volume as customers do not have funding mechanisms to react quickly to the increases currently being experienced in liquid asphalt and other petroleum-based raw materials. However, assuming that recent downward trends in oil and commodity pricing continue, this could be a catalyst in turning demand in a positive direction. Residential construction continues to be dismal, but management still expects that large industrial commercial projects will be a plus for second-half 2008 results. As a result, the Corporation is lowering its range for 2008 heritage aggregates volumes to be down 3% to down 6%, both exclusive of acquisitions. The lime and magnesia chemicals businesses are fully expected to deliver record levels of net sales and earnings, thereby generating $36 million to $38 million in pretax earnings from Specialty Products.
The 2008 estimated earnings range includes management’s assessment of the likelihood of certain risk factors that will affect performance within the range. The most significant risk to 2008 earnings, whether within or outside current earnings expectations, continues to be the performance of the United States economy and its effect on construction activity.
Risks to the earnings range are primarily volume-related and include a greater-than-expected drop in demand as a result of the continued decline in residential construction, a decline in commercial construction, delays in infrastructure projects, or some combination thereof. Further, increased highway construction funding pressures as a result of either federal or state issues can affect profitability. Currently, North Carolina, Georgia, Texas, and South Carolina are experiencing state-level funding pressures, and these states may disproportionately affect profitability. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the aggregates business are also sensitive to energy prices, the costs of repair and supply parts, and the start-up expenses for large-scale plant projects. The continued rising cost of diesel and other fuels increases production costs either directly through consumption or indirectly through the increased cost of energy-related consumables, namely steel, explosives, tires and conveyor belts. Sustained periods of diesel fuel cost at the current level will continue to have a negative impact on profitability. The availability of transportation in the Corporation’s long-haul network, particularly the availability of barges on the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Mississippi River system and the availability of rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas and the Gulf Coast region. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Opportunities to reach the upper end of the earnings range depend on the aggregates product line demand exceeding expectations.
Risks to earnings outside of the range include a change in volume beyond current expectations as a result of economic events outside of the Corporation’s control. In addition to the impact of residential and commercial construction, the Corporation is exposed to risk in its earnings expectations from tightening credit markets and the availability of and interest cost related to its commercial paper program, which is rated A-2 by Standards & Poor’s and P-2 by Moody’s. Commercial paper of $75 million was outstanding at June 30, 2008.
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
For the Quarter Ended June 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2008
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina and Georgia, two of the Corporation’s largest and most profitable states, and in South Carolina, the Corporation’s fifth largest state as measured by 2007 Aggregates business’ net sales; levels of construction spending in the markets the Corporation serves; the severity and duration of a continued decline in the residential construction market and the impact on commercial construction; unfavorable weather conditions, including hurricane activity; the ability to recognize quantifiable savings from internal expansion projects; the ability to successfully integrate acquisitions quickly and in a cost-effective manner; the volatility of fuel costs, most notably diesel fuel, liquid asphalt and natural gas; continued increases in the cost of repair and supply parts; logistical issues and costs, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; continued strength in the steel industry markets served by the Corporation’s dolomitic lime products; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.
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
For the Quarter Ended June 30, 2008
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
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of any temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding commercial paper obligations; Floating Rate Senior Notes; defined benefit pension plans; and petroleum-based product costs.
Commercial Paper Obligations. The Corporation has a $325 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At June 30, 2008, commercial paper borrowings of $75 million were outstanding. As commercial paper borrowings bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100-basis-point increase in interest rates on commercial paper borrowings of $75 million would increase interest expense by $0.8 million on an annual basis.
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
For the Quarter Ended June 30, 2008
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
Petroleum-Based Product Costs. Petroleum-based product costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. For the six months ended June 30, 2008, increases in these costs lowered net earnings by $0.39 per diluted share when compared with 2007.
Aggregate Risk for Interest Rates and Petroleum-Based Product Sector Inflation. The pension expense for 2008 is calculated based on assumptions selected at December 31, 2007. Therefore, interest rate risk in 2008 is limited to the potential effect related to outstanding commercial paper and the Corporation’s Floating Rate Senior Notes. Assuming outstanding commercial paper of $75 million and Floating Rate Senior Notes of $225 million, the impact of a hypothetical 100 basis point increase in interest rates would increase interest expense and decrease pretax earnings by $3.0 million. Additionally, increases in petroleum-based product costs have already had a significant impact on year-to-date 2008 pretax earnings.
Item 4. Controls and Procedures
As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs

April 1, 2008 – April 30, 2008	—	$—	—	5,041,871
May 1, 2008 – May 31, 2008	—	$—	—	5,041,871
June 1, 2008 – June 30, 2008	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
PART II — OTHER INFORMATION
(Continued)
Item 4. Submission of Matters to a Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 28, 2008, the shareholders of Martin Marietta Materials, Inc.:
(a)
Elected Sue W. Cole, Michael J. Quillen and Stephen P. Zelnak, Jr. to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2011. The following table sets forth the votes for each director.

	Votes Cast For	Withheld
Sue W. Cole	34,788,877	35,581
Michael J. Quillen	34,781,082	43,376
Stephen P. Zelnak, Jr.	34,739,738	84,720
(b)
Ratified the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2008. The voting results for this ratification were 34,718,168 — For; 80,186 — Against; and 26,105 — Abstained.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
PART II — OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated August 7, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date: August 7, 2008	By:	/s/ Anne H. Lloyd

Anne H. Lloyd Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated August 7, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002