Form 10-Q
period 2008-09-30
MARTIN MARIETTA MATERIALS INC
filed 2008-10-29
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2008

Common Stock, $0.01 par value	41,425,359

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$13,896	$20,038	$26,417
Accounts receivable, net	300,416	245,838	312,265
Inventories, net	305,550	286,885	285,252
Current portion of notes receivable, net	1,354	2,078	1,912
Current deferred income tax benefits	29,347	44,285	42,118
Other current assets	23,098	26,886	22,896

Total Current Assets	673,661	626,010	690,860

Property, plant and equipment	3,315,558	2,978,361	2,924,336
Allowances for depreciation, depletion and amortization	(1,597,112)	(1,544,808)	(1,518,620)

Net property, plant and equipment	1,718,446	1,433,553	1,405,716

Goodwill	613,634	574,667	574,667
Other intangibles, net	14,339	9,426	9,850
Noncurrent notes receivable	7,594	8,457	8,801
Other noncurrent assets	35,958	31,692	32,056

Total Assets	$3,063,632	$2,683,805	$2,721,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$5,670	$6,351	$120
Accounts payable	97,247	86,868	92,151
Accrued salaries, benefits and payroll taxes	18,809	21,262	22,853
Pension and postretirement benefits	3,135	9,120	9,285
Accrued insurance and other taxes	37,005	25,123	38,578
Income taxes	11,418	—	11,247
Current maturities of long-term debt and commercial paper	203,517	276,136	78,069
Accrued interest	32,041	10,805	24,168
Settlement for repurchases of common stock	—	24,017	—
Other current liabilities	15,714	46,934	40,160

Total Current Liabilities	424,556	506,616	316,631

Long-term debt	1,152,715	848,186	1,050,705
Pension, postretirement and postemployment benefits	100,437	103,518	95,287
Noncurrent deferred income taxes	189,237	160,902	155,376
Other noncurrent liabilities	121,472	118,592	116,668

Total Liabilities	1,988,417	1,737,814	1,734,667

Shareholders’ Equity:
Common stock, par value $0.01 per share	414	412	418
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	74,809	50,955	53,314
Accumulated other comprehensive loss	(36,952)	(37,032)	(30,071)
Retained earnings	1,036,944	931,656	963,622

Total Shareholders’ Equity	1,075,215	945,991	987,283

Total Liabilities and Shareholders’ Equity	$3,063,632	$2,683,805	$2,721,950

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$526,151	$544,389	$1,448,865	$1,483,952
Freight and delivery revenues	73,059	70,993	199,732	178,357

Total revenues	599,210	615,382	1,648,597	1,662,309

Cost of sales	374,535	377,075	1,082,654	1,044,861
Freight and delivery costs	73,059	70,993	199,732	178,357

Total cost of revenues	447,594	448,068	1,282,386	1,223,218

Gross Profit	151,616	167,314	366,211	439,091

Selling, general & administrative expenses	37,734	36,439	117,470	119,021
Research and development	145	170	457	559
Other operating (income) and expenses, net	(1,220)	(6,176)	(14,403)	(11,494)

Earnings from Operations	114,957	136,881	262,687	331,005

Interest expense	19,498	17,240	54,636	45,142
Other nonoperating (income) and expenses, net	2,834	(1,248)	2,936	(5,082)

Earnings from continuing operations before income tax expense	92,625	120,889	205,115	290,945
Income tax expense	26,113	31,048	59,196	86,062

Earnings from continuing operations	66,512	89,841	145,919	204,883
(Loss) Gain on discontinued operations, net of related tax expense of $1,781, $464, $5,395 and $1,051, respectively	(186)	425	5,076	1,325

Net Earnings	$66,326	$90,266	$150,995	$206,208

Net Earnings Per Common Share:
Basic from continuing operations	$1.60	$2.15	$3.53	$4.77
Discontinued operations	—	0.01	0.12	0.03

	$1.60	$2.16	$3.65	$4.80

Diluted from continuing operations	$1.58	$2.12	$3.48	$4.70
Discontinued operations	—	0.01	0.12	0.03

	$1.58	$2.13	$3.60	$4.73

Cash Dividends Per Common Share	$0.400	$0.345	$1.09	$0.895

Reconciliation of denominators for basic and diluted earnings per share computations:
Basic weighted average number of common shares	41,385	41,817	41,347	42,931
Effect of dilutive employee and director awards	530	658	562	702

Diluted weighted average number of common shares and assumed conversions	41,915	42,475	41,909	43,633

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)
	(Unaudited)
Net earnings	$150,995	$206,208
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation, depletion and amortization	125,659	111,087
Stock-based compensation expense	17,635	16,363
Gains on divestitures and sales of assets	(29,363)	(9,192)
Deferred income taxes	26,045	1,691
Excess tax benefits from stock-based compensation transactions	(3,776)	(20,153)
Other items, net	1,051	(2,648)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(53,378)	(70,292)
Inventories, net	(12,713)	(29,842)
Accounts payable	10,452	6,824
Other assets and liabilities, net	38,392	62,727

Net cash provided by operating activities	270,999	272,773

Investing activities:
Additions to property, plant and equipment	(223,777)	(196,939)
Acquisitions, net	(218,426)	(12,195)
Proceeds from divestitures and sales of assets	19,341	17,026
Railcar construction advances	(7,286)	—
Repayments of railcar construction advances	7,286	—

Net cash used for investing activities	(422,862)	(192,108)

Financing activities:
Borrowings of long-term debt	297,837	471,990
Repayments of long-term debt and capital lease obligations	(4,125)	(125,489)
Net (repayments) borrowings of commercial paper and line of credit	(72,000)	75,463
Termination of interest rate swap agreements	(11,139)	—
Debt issuance costs	(1,105)	(807)
Change in bank overdraft	(681)	(8,270)
Dividends paid	(45,707)	(38,972)
Repurchases of common stock	(24,017)	(495,160)
Issuances of common stock	2,882	14,562
Excess tax benefits from stock-based compensation transactions	3,776	20,153

Net cash provided by (used for) financing activities	145,721	(86,530)

Net decrease in cash and cash equivalents	(6,142)	(5,865)
Cash and cash equivalents, beginning of period	20,038	32,282

Cash and cash equivalents, end of period	$13,896	$26,417

Noncash investing and financing activities:
Issuance of notes payable for acquisition of land	$11,500	$2,897
Notes receivable issued in connection with divestiture	$300	$—
Revisions in estimated cash flows of asset retirement obligations	$—	$15,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,689	$33,677
Cash paid for income taxes	$18,491	$32,086
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’
(in thousands)	Stock	Stock	Paid-in Capital (1)	Comprehensive Loss	Earnings	Equity

Balance at December 31, 2007	41,318	$412	$50,955	$(37,032)	$931,656	$945,991

Net earnings	—	—	—	—	150,995	150,995
Amortization of unrecognized actuarial losses, prior service costs and settlement expenses related to pension and postretirement benefits, net of tax effect of $2,207	—	—	—	3,200	—	3,200
Foreign currency translation loss	—	—	—	(1,004)	—	(1,004)
Change in fair value of forward starting interest rate swap agreements, net of tax benefit of $1,385	—	—	—	(2,116)	—	(2,116)

Comprehensive earnings						151,075

Dividends declared	—	—	—	—	(45,707)	(45,707)
Issuances of common stock for stock award plans	107	2	6,219	—	—	6,221
Stock-based compensation expense	—	—	17,635	—	—	17,635

Balance at September 30, 2008	41,425	$414	$74,809	$(36,952)	$1,036,944	$1,075,215

(1)	Additional paid-in-capital September 30, 2008 represents issuances of common stock, the pool of excess tax benefits and stock-based compensation expense.
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not indicative of the results expected for other interim periods or the full year.
Cash and Cash Equivalents
The Corporation manages its cash and cash equivalents to ensure that short-term operating cash needs are met and that excess funds are managed efficiently. The Corporation subsidizes shortages in operating cash through short-term borrowings on its available line of credit. The Corporation typically invests excess funds in Eurodollar time deposit accounts, which are exposed to bank solvency risk and are not FDIC insured. Funds not yet available in lockboxes generally exceed the $250,000 FDIC insurance limit. Cash and cash equivalents at September 30, 2008 were $13,896,000. Of this amount, approximately $4,300,000 was deposited in an overnight bank time deposit account. The remaining cash and cash equivalents represent deposits in transit to the Corporation’s lockbox accounts and deposits held at local banks.
Comprehensive Earnings
Comprehensive earnings consist of net earnings, amortization of unrecognized amounts related to pension and postretirement benefits, foreign currency translation adjustments and changes in the fair value of forward starting interest rate swap agreements. Comprehensive earnings for the three and nine months ended September 30, 2008 were $68,306,000 and $151,075,000, respectively. For the three and nine months ended September 30, 2007, comprehensive earnings were $89,769,000 and $212,188,000, respectively,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1. Significant Accounting Policies (continued)
Accounting Changes
Effective January 1, 2008, the Corporation partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 does not require any new fair value measurements; rather, it establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. FAS 157 applies to all accounting pronouncements that require fair value measurements, except for the measurement of share-based payments. Additionally, in February 2008, the Corporation adopted Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. At September 30, 2008, the categories of assets and liabilities to which the Corporation did not apply FAS 157 include: nonfinancial assets and liabilities initially measured at fair value in a business combination; reporting units measured at fair value in the first step of goodwill impairment testing; indefinite-lived intangible assets and nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations.
Reclassifications
Certain 2007 amounts included on the consolidated balance sheets have been reclassed to conform to the 2008 presentation. The reclassifications had no impact on previously reported financial position.
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
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. Business Combinations and Divestitures (continued)
In addition to a $192,000,000 cash payment and normal closing adjustments related to working capital, the Corporation divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan. Furthermore, the Corporation recognized goodwill in the amount of $46,017,000. The preliminary fair values of the assets acquired from Vulcan were allocated as follows (dollars in thousands):

Inventories	$6,559
Mineral reserves	$113,685
Land	$22,260
Machinery and equipment	$41,919
Other intangibles	$3,260
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
The discontinued operations included the following net sales, pretax loss on operations, pretax gain on disposals, income tax expense and overall net earnings or loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Net sales	$616	$4,619	$3,892	$14,393

Pretax loss on operations	$(166)	$(71)	$(142)	$(182)
Pretax gain on disposals	1,761	960	10,613	2,558

Pretax gain	1,595	889	10,471	2,376
Income tax expense	1,781	464	5,395	1,051

Net (loss) earnings	$(186)	$425	$5,076	$1,325

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3. Inventories

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in Thousands)
Finished products	$262,189	$244,568	$239,879
Products in process and raw materials	15,638	18,642	18,559
Supplies and expendable parts	47,875	42,811	42,350

	325,702	306,021	300,788
Less allowances	(20,152)	(19,136)	(15,536)

Total	$305,550	$286,885	$285,252

4. Intangible Assets
The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three Months Ended September 30, 2008
	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$118,257	$97,127	$399,016	$614,400
Acquisitions	—	—	—	—
Divestitures	—	(96)	(825)	(921)
Adjustments to purchase price allocations	—	155	—	155

Balance at end of period	$118,257	$97,186	$398,191	$613,634

	Nine Months Ended September 30, 2008
	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$115,986	$51,265	$407,416	$574,667
Acquisitions	3,780	45,862	—	49,642
Divestitures	—	(96)	(9,225)	(9,321)
Adjustments to purchase price allocations	(1,509)	155	—	(1,354)

Balance at end of period	$118,257	$97,186	$398,191	$613,634

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4. Intangible Assets (continued)
During the nine months ended September 30, 2008, the Corporation acquired $6,350,000 of other intangibles, consisting of the following amortizable intangible assets by segment:

	Aggregates	Specialty		Weighted-average
	Business	Products	Total	amortization period
	(Dollars in Thousands)
Noncompetition agreements	$240	$285	$525	5.9 years
Customer relationships	3,260	—	3,260	7 years

Total	$3,500	$285	$3,785	6.8 years

The Corporation also acquired a $2,565,000 trade name related to the ElastoMag® product during 2008. The trade name, which is recorded within the Specialty Products segment, is deemed to have an indefinite life and is not being amortized.
5. Long-Term Debt

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in Thousands)
6.875% Notes, due 2011	$249,884	$249,860	$249,852
5.875% Notes, due 2008	200,380	202,066	202,614
7% Debentures, due 2025	124,345	124,331	124,326
6.25% Senior Notes, due 2037	247,815	247,795	247,788
Floating Rate Senior Notes, due 2010	224,584	224,388	224,322
6.6% Senior Notes, due 2018	297,907	—	—
Commercial paper	—	72,000	76,000
Acquisition notes, interest rate of 8.00%	635	662	668
Other notes	10,682	3,220	3,204

	1,356,232	1,124,322	1,128,774
Less current maturities	(203,517)	(276,136)	(78,069)

Total	$1,152,715	$848,186	$1,050,705

On April 10, 2008, the Corporation amended its unsecured $250,000,000 Credit Agreement to add another class of loan commitments, which had the effect of increasing the borrowing base under the agreement by $75,000,000 (hereinafter, the “Credit Agreement”). Borrowings under the Credit Agreement are unsecured and may be used for general corporate purposes, including to support the Corporation’s commercial paper program if the commercial paper market stabilizes and to the extent it is available to the Corporation. The Credit Agreement expires on June 30, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
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
In connection with the issuance of the 6.6% Senior Notes, on April 16, 2008, the Corporation unwound its two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”). The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss at the date of termination will be recognized in earnings over the life of the 6.6% Senior Notes. For the quarter and nine months ended September 30, 2008, the Corporation recognized $196,000 and $362,000, respectively, of the accumulated other comprehensive loss as additional interest expense. At December 31, 2007 and September 30, 2007, the fair value of the Swap Agreements was a liability of $7,277,000 and $1,006,000, respectively. These fair values represented the estimated amount, using Level 2 observable market inputs for similar assets/liabilities, the Corporation would have expected to pay to terminate the Swap Agreements at those dates.
The carrying values of the Notes due in 2008 included $402,000, $2,187,000 and $2,766,000 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, for the unamortized value of terminated interest rate swaps.
No commercial paper borrowings were outstanding at September 30, 2008. Borrowings of $72,000,000 and $76,000,000 were outstanding under the commercial paper program at December 31, 2007 and September 30, 2007, respectively.
The Corporation’s Credit Agreement contains a leverage ratio covenant that requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. The Corporation was in compliance with the Ratio at September 30, 2008. The Corporation amended the leverage covenant on October 24, 2008 (see Note 11).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. Income Taxes

	Nine Months Ended September 30,
	2008	2007
Estimated effective income tax rate:
Continuing operations	28.9%	29.6%

Discontinued operations	51.5%	44.2%

Overall	30.0%	29.7%

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
The overall estimated effective tax rate for the nine months ended September 30, 2008 includes the following discrete items, which had an immaterial effect on net earnings: effective settlement of agreed upon issues from the Internal Revenue Service examination that covered the 2004 and 2005 tax years and the true-up of the 2007 provision estimates to actual taxes paid as a result of filing the related tax returns during the period.
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
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7. Pension and Postretirement Benefits
The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$2,674	$3,085	$145	$160
Interest cost	5,036	4,926	693	701
Expected return on assets	(5,247)	(5,608)	—	—
Amortization of:
Prior service cost (credit)	160	169	(372)	(324)
Actuarial loss (gain)	998	1,116	(17)	(24)
Settlement charge	2,576	—	—	—

Total net periodic benefit cost	$6,197	$3,688	$449	$513

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$8,607	$9,266	$436	$479
Interest cost	16,209	14,796	2,080	2,103
Expected return on assets	(16,888)	(16,845)	—	—
Amortization of:
Prior service cost (credit)	513	509	(1,117)	(971)
Actuarial loss (gain)	3,214	3,353	(52)	(72)
Settlement charge	2,849	—	—	—

Total net periodic benefit cost	$14,504	$11,079	$1,347	$1,539

The Corporation made a $12,000,000 voluntary contribution to its pension plan in the third quarter of 2008. The contribution was deductible for tax purposes for the 2007 tax year. No additional contributions are expected during the remainder of the year.
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
FORM 10-Q
For the Quarter Ended September 30, 2008
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Total revenues:
Mideast Group	$180,947	$207,687	$485,530	$559,326
Southeast Group	147,056	139,001	422,645	401,047
West Group	219,178	224,006	590,404	571,390

Total Aggregates Business	547,181	570,694	1,498,579	1,531,763
Specialty Products	52,029	44,688	150,018	130,546

Total	$599,210	$615,382	$1,648,597	$1,662,309

Net sales:
Mideast Group	$167,722	$193,299	$455,294	$524,665
Southeast Group	119,071	117,385	343,880	346,810
West Group	193,015	194,469	515,247	494,985

Total Aggregates Business	479,808	505,153	1,314,421	1,366,460
Specialty Products	46,343	39,236	134,444	117,492

Total	$526,151	$544,389	$1,448,865	$1,483,952

Earnings (Loss) from Operations:
Mideast Group	$60,943	$68,594	$154,476	$188,901
Southeast Group	13,067	19,877	36,058	68,824
West Group	38,391	45,642	72,186	75,415

Total Aggregates Business	112,401	134,113	262,720	333,140
Specialty Products	8,632	8,966	27,453	24,458
Corporate	(6,076)	(6,198)	(27,486)	(26,593)

Total	$114,957	$136,881	$262,687	$331,005

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9. Business Segments (continued)
Assets employed for the Southeast Group increased significantly since prior year as a result of assets acquired in connection with the Vulcan exchange transaction (see also Note 2).

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in Thousands)
Assets employed:
Mideast Group	$869,096	$780,074	$798,539
Southeast Group	819,204	519,681	524,138
West Group	1,096,944	1,072,808	1,091,830

Total Aggregates Business	2,785,244	2,372,563	2,414,507
Specialty Products	111,375	98,718	99,562
Corporate	167,013	212,524	207,881

Total	$3,063,632	$2,683,805	$2,721,950

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Aggregates	$452,613	$475,408	$1,237,715	$1,285,942
Asphalt	11,834	14,183	35,282	35,129
Ready Mixed Concrete	9,508	10,654	28,938	30,771
Road Paving	4,667	4,267	9,171	10,700
Other	1,186	641	3,315	3,918

Total Aggregates Business	479,808	505,153	1,314,421	1,366,460
Specialty Products	46,343	39,236	134,444	117,492

Total	$526,151	$544,389	$1,448,865	$1,483,952

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10. Supplemental Cash Flow Information
The following table presents the components of the change in other assets and liabilities, net:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Other current and noncurrent assets	$(3,170)	$(3,534)
Notes receivable	(366)	323
Accrued salaries, benefits and payroll taxes	(2,890)	(2,157)
Accrued insurance and other taxes	11,883	6,281
Accrued income taxes	42,832	33,868
Accrued pension, postretirement and postemployment benefits	(9,067)	(7,941)
Other current and noncurrent liabilities	(830)	35,887

	$38,392	$62,727

11. Subsequent Events
On October 24, 2008, the Corporation amended its Credit Agreement to provide for an increased leverage covenant. As amended, the Corporation’s ratio of consolidated debt to consolidated EBTIDA, as defined, for the trailing twelve months may not exceed 3.25 to 1.00 as of the end of any fiscal quarter and may exclude debt incurred in connection with an acquisition for a period of 180 days provided that the ratio does not exceed 3.50 to 1.00. In exchange for the covenant modification, the Corporation agreed to an increase in the drawn facility fee under a pricing grid tied to its long-term debt rating, currently LIBOR plus 225 basis points.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 289 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications; dolomitic lime sold primarily to customers in the steel industry; and structural composite products.
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
There is diversity within the mining industry regarding the accounting treatment used to record pre-production stripping costs. At existing quarries, new pits may be developed to access additional reserves. Some companies within the industry expense pre-production stripping costs associated with new pits within a quarry. In making its determination as to the appropriateness of capitalizing or expensing pre-production stripping costs, management reviews the facts and circumstances of each situation when additional pits are developed within an existing quarry. If the additional pit operates in a separate and distinct area of a quarry, the costs are capitalized as quarry development costs and depreciated over the life of the uncovered reserves. Further, a separate asset retirement obligation is created for additional pits when the liability is incurred. Once a pit enters the production phase, all post-production stripping costs are expensed as incurred as periodic inventory production costs. During the nine months ended September 30, 2008, the Corporation capitalized $2.4 million of quarry development costs for a new pit being created at its Three Rivers quarry in Smithland, Kentucky.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2008 and 2007 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):
Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross profit	$151,616	$167,314	$366,211	$439,091

Total revenues	$599,210	$615,382	$1,648,597	$1,662,309

Gross margin	25.3%	27.2%	22.2%	26.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross profit	$151,616	$167,314	$366,211	$439,091

Total revenues	$599,210	$615,382	$1,648,597	$1,662,309
Less: Freight and delivery revenues	(73,059)	(70,993)	(199,732)	(178,357)

Net sales	$526,151	$544,389	$1,448,865	$1,483,952

Gross margin excluding freight and delivery revenues	28.8%	30.7%	25.3%	29.6%

Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings from operations	$114,957	$136,881	$262,687	$331,005

Total revenues	$599,210	$615,382	$1,648,597	$1,662,309

Operating margin	19.2%	22.2%	15.9%	19.9%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings from operations	$114,957	$136,881	$262,687	$331,005

Total revenues	$599,210	$615,382	$1,648,597	$1,662,309
Less: Freight and delivery revenues	(73,059)	(70,993)	(199,732)	(178,357)

Net sales	$526,151	$544,389	$1,448,865	$1,483,952

Operating margin excluding freight and delivery revenues	21.8%	25.1%	18.1%	22.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
Quarter Ended September 30
Notable items for the quarter ended September 30, 2008 included:
•	Earnings per diluted share of $1.58 compared with $2.13 for the prior-year quarter
•	Cost of petroleum-based products increased $16 million, reducing earnings per diluted share by $0.23
•	Heritage aggregates product line pricing up 7.5%, volume down 13.3%
•	Consolidated net sales of $526.2 million, down 3% compared with the prior-year quarter
•	Record Specialty Products’ net sales, up 18% from the prior-year quarter

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2008 and 2007. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million and $0.2 million for the quarters ended September 30, 2008 and 2007, respectively. Consolidated other operating income and expenses, net, was income of $1.2 million and $6.2 million for the quarters ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$167,722		$193,299
Southeast Group	119,071		117,385
West Group	193,015		194,469

Total Aggregates Business	479,808	100.0	505,153	100.0
Specialty Products	46,343	100.0	39,236	100.0

Total	$526,151	100.0	$544,389	100.0

Gross profit:
Mideast Group	$70,918		$79,099
Southeast Group	21,960		25,323
West Group	49,249		51,245

Total Aggregates Business	142,127	29.6	155,667	30.8
Specialty Products	10,923	23.6	11,690	29.8
Corporate	(1,434)	—	(43)	—

Total	$151,616	28.8	$167,314	30.7

Selling, general & administrative expenses:
Mideast Group	$11,070		$10,887
Southeast Group	6,417		6,347
West Group	11,065		11,520

Total Aggregates Business	28,552	6.0	28,754	5.7
Specialty Products	2,501	5.4	2,592	6.6
Corporate	6,681	—	5,093	—

Total	$37,734	7.2	$36,439	6.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)

	Three Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$60,943		$68,594
Southeast Group	13,067		19,877
West Group	38,391		45,642

Total Aggregates Business	112,401	23.4	134,113	26.5
Specialty Products	8,632	18.6	8,966	22.9
Corporate	(6,076)	—	(6,198)	—

Total	$114,957	21.8	$136,881	25.1

Third-quarter results highlight the Corporation’s ability to adapt its business to successfully address the most challenging economic times in its history. Aggregates volumes declined for the tenth consecutive quarter, diesel fuel and natural gas costs escalated 47% during the quarter, and adverse weather conditions in the wake of Tropical Storm Fay and Hurricanes Gustav, Hannah and Ike had a negative impact on operations not only in the Gulf Coast region, but also in the Southeast and Central United States as the storm systems moved inland. Nevertheless, the Corporation’s management team and employees again balanced the productive capacity of its operations to market demand and aggressively addressed controllable costs.
The Aggregates business continued to achieve sustainable pricing growth within all groups with heritage aggregates product line pricing up 7.5% for the quarter. With the exception of Iowa and Arkansas, the difficult economic environment caused aggregates volumes to fall in all of the business’ states with the overall volume in the heritage aggregates business declining 13.3%. The strong farm economy, coupled with increased alternative energy construction in Iowa and energy expansion projects in Arkansas, East Texas and Northwest Louisiana, supported volume growth in these areas. Infrastructure and commercial construction demand remains challenging, most notably from the lack of credit availability, which has stalled overall construction activity. The West Group experienced its first quarterly volume decline of the year, reflecting the impact of the hurricanes as well as weakness in construction activity. The Corporation estimates that the third-quarter hurricane season caused the West Group to reduce shipments by 0.8 million tons and, when coupled with lost sales and increased production costs from storms in the Mideast and Southeast Groups, adverse weather lowered profitability of the Aggregates business by $5.6 million, or $0.08 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	September 30, 2008
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(21.1%)	9.9%
Southeast Group	(14.6%)	8.7%
West Group	(5.4%)	6.7%
Heritage Aggregates Operations	(13.3%)	7.5%
Aggregates Product Line (3)	(12.4%)	7.8%

	Three Months Ended
	September 30,
	2008	2007
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	15,185	19,254
Southeast Group	9,454	11,066
West Group	19,773	20,902

Heritage Aggregates Operations	44,412	51,222
Acquisitions	911	—
Divestitures (4)	123	656

Aggregates Product Line (3)	45,446	51,878

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, third quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
The Specialty Products segment, which includes magnesia chemicals, dolomitic lime and targeted activity in structural composites, delivered record net sales of $46.3 million for the 2008 third quarter, an increase of 18.1% compared with the prior-year quarter. The United States’ steel market has remained positive, leading to increased dolomitic lime demand. Similarly, the Corporation has experienced increased demand for magnesia-based chemicals products used in a number of environmental applications as well as for its heat resistant products. Earnings from operations of $8.6 million decreased 3.7% compared with the prior-year quarter due to rising diesel fuel and natural gas costs.
Although petroleum-based energy prices are beginning to decline, increased costs of petroleum-based products continued to have a negative impact on both costs and sales in the past quarter. Liquid asphalt, which is used in the production of asphalt paving products, increased 128% over the prior year with average prices approaching $800 per ton at their peak. The Corporation’s customers, and often times end users, cannot react quickly enough to these escalating costs and, when possible, have chosen to defer work in anticipation of future potential cost reductions. The rise in the cost of petroleum-based products resulted in additional production costs of $16 million, or $0.23 per diluted share, for the quarter.
Consolidated selling, general and administrative expenses of $37.7 million for the quarter ended September 30, 2008 included a settlement charge of $2.6 million for payment to retired employees of vested benefits provided by the Corporation’s SERP (Supplemental Excess Retirement Plan). Selling, general and administrative expense, excluding this charge, were $35.1 million as compared with $36.4 million in the prior-year quarter, reflecting the Corporation’s continued focus on cost management.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the third quarter, consolidated other operating income and expenses, net, was income of $1.2 million in 2008 compared with $6.2 million in 2007. Third quarter 2008 includes $3 million in nonrecurring professional fees incurred in connection with the Corporation’s evaluation of a number of strategic initiatives to enhance the business and create shareholder value. Third quarter 2007 includes a $4.5 million gain on the sale of land for the West Group.
Consolidated interest expense was $19.5 million for the third quarter 2008 as compared with $17.2 million for the prior-year quarter. The increase primarily resulted from interest for the 6.6% Senior Notes issued in April 2008, as well as other short-term borrowings outstanding during the quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income, net equity earnings from nonconsolidated investments and eliminations of minority interests for consolidated non-wholly owned subsidiaries. Consolidated other nonoperating income and expenses, net, for the quarter ended September 30, was expense of $2.8 million in 2008 compared with income of $1.2 million in 2007, primarily as a result of higher earnings from consolidated subsidiaries which increased the expense for the elimination of minority interests in 2008. Additionally, 2008 equity earnings on nonconsolidated investments were lower as compared with 2007.
Nine Months Ended September 30
Notable items for the nine months ended September 30, 2008 included:
•	Earnings per diluted share of $3.60 compared with $4.73 for the prior-year period
•	Consolidated net sales of $1.449 billion, down 2% compared with the prior-year period
•	Cost of petroleum-based products increased $36 million, reducing earnings by $0.53 per diluted share
•	Heritage aggregates product line pricing up 6.0%, volume down 10.5%
•	Specialty Products net sales and earnings from operations up 14.4% and 12.2%, respectively, from prior-year period
•	Acquisition and integration of six quarry acquisitions from Vulcan Materials Company, plus two other small acquisitions
•	Issuance of $300 million of Senior Notes
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2008 and 2007. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.5 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. Consolidated other operating income and expenses, net, was income of $14.4 million and $11.5 million for the nine months ended September 30, 2008 and 2007, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)

	Nine Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$455,294		$524,665
Southeast Group	343,880		346,810
West Group	515,247		494,985

Total Aggregates Business	1,314,421	100.0	1,366,460	100.0
Specialty Products	134,444	100.0	117,492	100.0

Total	$1,448,865	100.0	$1,483,952	100.0

Gross profit:
Mideast Group	$174,869		$220,891
Southeast Group	57,413		86,059
West Group	102,093		100,991

Total Aggregates Business	334,375	25.4	407,941	29.9
Specialty Products	35,069	26.1	32,823	27.9
Corporate	(3,233)	—	(1,673)	—

Total	$366,211	25.3	$439,091	29.6

Selling, general & administrative expenses:
Mideast Group	$34,176		$34,213
Southeast Group	19,603		19,160
West Group	33,538		34,466

Total Aggregates Business	87,317	6.6	87,839	6.4
Specialty Products	7,556	5.6	7,932	6.8
Corporate	22,597	—	23,250	—

Total	$117,470	8.1	$119,021	8.0

Earnings (Loss) from operations:
Mideast Group	$154,476		$188,901
Southeast Group	36,058		68,824
West Group	72,186		75,415

Total Aggregates Business	262,720	20.0	333,140	24.4
Specialty Products	27,453	20.4	24,458	20.8
Corporate	(27,486)	—	(26,593)	—

Total	$262,687	18.1	$331,005	22.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
Net sales for the Aggregates business for the nine months ended September 30 were $1.314 billion in 2008, a 3.8% decline versus 2007 net sales of $1.366 billion. Aggregates pricing at heritage locations was up 6.0%, while volume decreased 10.5%. Inclusive of acquisitions and divestitures, aggregates pricing for the nine months ended September 30, 2008 increased 6.2% and aggregates product line volume decreased 10.0%.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended
	September 30, 2008
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(22.2%)	11.4%
Southeast Group	(11.8%)	6.5%
West Group	1.6%	3.8%
Heritage Aggregates Operations	(10.5%)	6.0%
Aggregates Product Line (3)	(10.0%)	6.2%

	Nine Months Ended
	September 30,
	2008	2007
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	39,919	51,279
Southeast Group	28,568	32,382
West Group	53,394	52,543

Heritage Aggregates Operations	121,881	136,204
Acquisitions	1,841	—
Divestitures (4)	589	1,995

Aggregates Product Line (3)	124,311	138,199

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
Specialty Products’ net sales were $134.4 million for the first nine months of 2008 compared with $117.5 million for the prior-year period. Earnings from operations for the nine months ended September 30, 2008 were $27.5 million compared with $24.5 million in the year-earlier period. Increased demand for magnesia-based chemicals products and dolomitic lime contributed to these results.
Selling, general and administrative expenses for the nine months ended September 30, 2008 were $117.5 million versus $119.0 million in the 2007 period. Selling, general and administrative expenses decreased 1.3% as the Corporation continued its focus on cost control to all aspects of the business.
For the nine months ended September 30, consolidated other operating income and expenses, net, was income of $14.4 million in 2008 compared with $11.5 million in 2007. The increase results primarily from a $7.2 million gain on the disposals of an idle facility north of San Antonio, Texas (West Group), and land in Henderson, North Carolina (Mideast Group), in connection with the Vulcan exchange transaction and was partially offset by increased accretion and depreciation expenses related to asset retirement obligations.
Consolidated interest expense was $54.6 million for the nine months ended September 30, 2008 as compared with $45.1 million for the prior-year period. The increase primarily resulted from interest for the 6.6% Senior Notes issued in April 2008, as well as other short-term borrowings outstanding during the year.
The overall estimated effective tax rate for the nine months ended September 30, 2008 includes the following discrete items, which had an immaterial effect on net earnings: effective settlement of agreed upon issues from the Internal Revenue Service examination that covered the 2004 and 2005 tax years and the true-up of the 2007 provision estimates to actual taxes paid as a result of filing the related tax returns during the period.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2008 was $271.0 million compared with $272.8 million in the comparable period of 2007. Operating cash flow is generally from net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first nine months of 2008 as compared with the year-earlier period reflects lower net earnings before depreciation, depletion and amortization; lower cash taxes, resulting from lower pretax earnings and higher benefits from bonus depreciation deductions; a lower increase in accounts receivable as a result of lower net sales; a decline in the rate of inventory build as the Corporation managed production and inventory levels; and decreased tax benefits from stock option exercise activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
Depreciation, depletion and amortization was as follows (dollars in millions):

	Nine Months Ended
	September 30,
	2008	2007
Depreciation	$120.0	$105.5
Depletion	3.3	3.4
Amortization	2.4	2.2

	$125.7	$111.1

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2007 net cash provided by operating activities was $395.6 million, compared with $272.8 million for the first nine months of 2007.
Full-year capital spending is expected to approximate $255 million for 2008, including capital spending in connection with the Hunt Martin joint venture and exclusive of acquisitions. Comparable full-year capital expenditures were $264.9 million in 2007. First nine months capital expenditures, exclusive of acquisitions, were $223.8 million in 2008 and $196.9 million in 2007. Capital expenditures during the first nine months of 2008 included work on several major plant expansion and efficiency projects, including $54.5 million for its new production and distribution facilities in Augusta, Georgia. The new plant will begin operations in the fourth quarter of 2008 versus the prior forecast of second quarter 2009. The earlier completion of this project, which increases aggregates capacity from 2 million tons to 6 million tons annually, is expected to increase the Corporation’s market share in high-growth markets in Georgia and Florida.
During the first nine months of 2008 and 2007, the Corporation paid $218.4 million and $12.2 million, respectively, for acquisitions. On April 11, 2008, the Corporation entered into a swap transaction with Vulcan, pursuant to which it acquired six quarry locations in North Georgia and Tennessee. In addition to a $192.0 million cash payment plus normal closing adjustments for working capital, the Corporation divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan. As part of the transaction, the Corporation also acquired a land parcel previously leased from Vulcan at its Three Rivers Quarry near Paducah, Kentucky. During 2008, the Corporation also acquired certain assets of the Specialty Magnesia Division of Morton International, Inc. relating to the ElastoMag® product and a granite quarry near Asheboro, North Carolina that contains approximately 40 million tons of reserves.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2008. However, $24.0 million in cash was used during January 2008 to settle common stock repurchases made as of December 31, 2007. During the nine months ended September 30, 2007, the Corporation repurchased 3,585,000 shares at an aggregate cost of $495.2 million. At September 30, 2008, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Corporation manages its cash and cash equivalents to ensure that short-term operating cash needs are met and that excess funds are managed efficiently. The Corporation subsidizes shortages in operating cash through short-term borrowings on its available line of credit. The Corporation typically invests excess funds in Eurodollar time deposit accounts, which are exposed to bank solvency risk and are not FDIC insured. Funds not yet available in lockboxes generally exceed the $250,000 FDIC insurance limit. Cash and cash equivalents at September 30, 2008 were $13.9 million. Of this amount, approximately $4.3 million was deposited in an overnight bank time deposit account. The remaining cash and cash equivalents represent deposits in transit to the Corporation’s lockbox accounts and deposits held at local banks.
The Corporation’s five-year revolving credit agreement (the “Credit Agreement”) contains a leverage ratio covenant that requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 2.75 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.25 to 1.00. On October 24, 2008, the Corporation amended its Credit Agreement to provide for an increased leverage covenant. As amended, the Corporation’s Ratio may not exceed 3.25 to 1.00 as of the end of any fiscal quarter and may exclude debt incurred in connection with an acquisition for a period of 180 days provided that the ratio does not exceed 3.50 to 1.00. In exchange for the covenant modification, the Corporation agreed to an increase in the drawn facility fee under a pricing grid tied to its long-term debt rating, currently LIBOR plus 225 basis points.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At September 30, 2008, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 2.49 and was calculated as follows (dollars in thousands):

Twelve Month Period
October 1, 2007 to
September 30, 2008
Earnings from continuing operations	$201,370
Add back:
Interest expense	70,387
Income tax expense	89,207
Depreciation, depletion and amortization expense	163,095
Stock-based compensation expense	20,959
Deduct:
Interest income	(926)

Consolidated EBITDA, as defined	$544,092

Consolidated debt at September 30, 2008	$1,356,232

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2008 for the trailing twelve month EBITDA	2.49

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
On April 10, 2008, the Corporation amended its unsecured $250 million Credit Agreement to add another class of loan commitments, which had the effect of increasing the borrowing base under the agreement by $75 million. Borrowings under the Credit Agreement are unsecured and may be used for general corporate purposes, including to support the Corporation’s commercial paper program if the commercial paper market stabilizes and to the extent it is available to the Corporation. The Credit Agreement expires on June 30, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
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
In August 2008, the Board of Directors approved a 16% increase in the regular quarterly cash dividend to $0.40 per share on the Corporation’s common stock. This dividend represents a cash dividend of $1.60 per share on an annualized basis.
The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Furthermore, the Corporation is exposed to risk from tightening credit markets, through the interest cost related to its $225 million Floating Rate Senior Notes due in 2010 and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. On October 24, 2008, Moody’s downgraded the Corporation’s long-term rating to Baa3 from Baa1 and downgraded its commercial paper rating to P-3 from P-2 with a stable outlook. On October 29, 2008, Standard & Poor’s (“S&P”) reaffirmed the Corporation’s senior unsecured debt rating of BBB+ and downgraded the outlook to negative. The S&P commercial paper rating of A-2 remains unchanged. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
While management understands that the agencies are taking a cautious approach in gauging the effect of the current economic downturn on the Corporation’s ability to generate sufficient cash flow, management is comfortable with the Corporation’s leverage covenant and its liquidity available to refinance the $200 million, 5.875% Senior Notes due December 1, 2008. In addition, based on discussions with the Corporation’s bank group, the Corporation expects to have continued access to the public credit, although at a higher cost of debt when compared with its 5.9% weighted average interest rate at September 30, 2008. However, given the dynamic, unpredictable state of the credit markets, accessing the availability under its credit facility remains an option. Management continues to believe the Corporation has sufficient liquidity from the cash flows generated in the operation of the business, from its ability to reduce levels of capital expenditures, expected to be no more than $185 million in 2009, and from its ability to execute against an aggressive cost-reduction plan.
Contractual Obligations
At September 30, 2008, the Corporation’s contractual obligations related to its 6.6% Senior Notes issued in April 2008 were as follows:

	Total	< 1 yr	1-3 yrs.	3-5 yrs.	> 5 yrs.

Long-term debt	$300,000	$—	$—	$—	$300,000
Interest (off balance sheet)	197,663	28,538	39,600	39,600	89,925

Total	$497,663	$28,538	$39,600	$39,600	$389,925

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
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
The state of Florida recently launched the “Accelerate Florida” initiative aimed at advancing start dates on $1.4 billion in road construction funding to create jobs and stimulate the state’s weakening construction economy. The Florida Department of Transportation announced that these projects will employ 39,000 people and generate $7.84 billion in economic benefits, a $5.60 return on each state dollar invested. The Corporation is uniquely positioned to provide high-quality granite construction aggregates into the Florida infrastructure market from its offshore quarry in Nova Scotia and interior fall line quarries in Georgia and South Carolina. The Corporation’s new plant in Augusta, Georgia, will begin operations in the fourth quarter of 2008 versus the prior forecast of second quarter 2009. The earlier completion of this project, which increases aggregates capacity from 2 million tons to 6 million tons annually, is enabling the Corporation to engage in marketing discussions with major Florida customers in advance of the infrastructure acceleration.
OUTLOOK 2008 Over the past 45 to 60 days, the lack of available business credit has stalled construction activity and further affected demand for the Corporation’s products. Construction projects underway have had credit effectively pulled and new projects are subject to increasingly tighter lending standards. The unpredictable state of the economy, energy inflation, credit market uncertainty and lagging construction demand make forecasting increasingly difficult. That said, pricing continues to remain positive, even in this challenging climate. Accordingly, management reaffirms its 6% to 8% range for the rate of heritage aggregates price increases in 2008. However, with the pressure on volume, management now expects aggregates shipments to be down 11% to 12% for the year. The Specialty Products segment is expected to deliver record levels of net sales and pretax earnings of $36 million to $38 million. Based on these factors, 2008 net earnings per diluted share is expected to range from $4.25 to $4.65.
The Corporation is beginning to develop its preliminary views on 2009 as management completes its regional operating plans and would characterize the upcoming year as a period of stabilization with the first half subject to continued aggregates volume pressure. Management currently expects modest price increases, stabilizing aggregates demand and a deflationary cost environment, as it relates to energy costs. While management is taking a very conservative view in its 2009 planning, it is becoming more likely that the federal government will create a new economic stimulus package, and it appears that both federal and state governments will look toward making increased investment in road construction and other infrastructure as a jobs-creation tool. Management will provide its full guidance for 2009 when annual earnings for 2008 are released early next year and it has more information about government spending on infrastructure projects.
The 2008 estimated earnings range includes management’s assessment of the likelihood of certain risk factors that will affect performance within the range. The most significant risk to 2008 earnings, whether within or outside current earnings expectations, continues to be the performance of the United States economy, the uncertainty and availability of credit markets and the effect on construction activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
(Continued)
Risks to the earnings range are primarily volume-related and include a greater-than-expected drop in demand as a result of the continued decline in residential construction, continued decline in commercial construction, delays in infrastructure projects, or some combination thereof.  Further, increased highway construction funding pressures as a result of either federal or state issues can affect profitability. Currently, North Carolina, Georgia, Texas, and South Carolina are experiencing state-level funding pressures, and these states may disproportionately affect profitability. The price of liquid asphalt is a significant cost component in the production of hot mix asphalt products and can cause road builders and commercial contractors to delay or defer work in anticipation of liquid asphalt cost changes. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the aggregates business are also sensitive to energy prices, the costs of repair and supply parts, and the start-up expenses for large-scale plant projects. The continued rising cost of diesel and other fuels increases production costs, either directly through consumption or indirectly through the higher cost of energy-related consumables, namely steel, explosives, tires and conveyor belts. Sustained periods of diesel fuel cost at the current level will continue to have a negative impact on profitability. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Opportunities to reach the upper end of the earnings range depend on the aggregates product line demand exceeding expectations, triggered by a significant reduction in liquid asphalt prices and/or increased credit availability, and continued decline in energy-related costs
Risks to earnings outside of the range include a change in volume beyond current expectations as a result of economic events outside of the Corporation’s control. In addition to the impact of residential and commercial construction, the Corporation is exposed to risk in its earnings expectations from tightening credit markets and the availability of and interest cost related to its short- and intermediate-term financing. The Corporation’s commercial paper program is rated A-2 by Standards & Poor’s and P-3 by Moody’s. The P-3 rating by Moody’s limits the Corporation’s access to the commercial paper markets as a source of capital in the current credit environment.
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
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the level and timing of federal and state transportation funding, particularly in North Carolina, Texas and Georgia, three of the Corporation’s largest and most profitable states, and in South Carolina, the Corporation’s fifth largest state as measured by 2007 Aggregates business’ net sales; levels of construction spending in the markets the Corporation serves; the severity and duration of a continued decline in the residential construction market; the impact of limited credit availability on commercial construction; unfavorable weather conditions, including hurricane activity; the ability to recognize quantifiable savings from internal expansion projects; the ability to successfully integrate acquisitions quickly and in a cost-effective manner; the volatility of fuel costs, most notably diesel fuel, liquid asphalt and natural gas; continued increases in the cost of repair and supply parts; logistical issues and costs, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas and Gulf Coast markets; continued strength in the steel industry markets served by the Corporation’s dolomitic lime products; availability of funds for financing and increases in interest costs; the impact of the Corporation’s credit ratings on capital structure and financing availability and costs; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2008
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
FORM 10-Q
For the Quarter Ended September 30, 2008
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
On October 24, 2008, Moody’s downgraded the Corporation’s commercial paper rating to P-3. The P-3 rating by Moody’s limits the Corporation’s access to the commercial paper markets as a source of capital in the current credit environment. On October 29, 2008, Standard & Poor’s reaffirmed the Corporation’s commercial paper rating of A-2 and downgraded the outlook to negative. The negative outlook and downgrade in credit ratings will increase the cost of debt.
Demand in the residential construction market is affected by interest rates. Since December 31, 2007, in response to the current overall economic crisis, including a deepening of the housing contraction, the Federal Reserve Board cut the federal funds rate by 275 basis points to 1.5% in October, 2008. The residential construction market accounted for approximately 12% of the Corporation’s aggregates product line shipments in 2007.
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates, as a result of any temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding credit facility borrowings; Floating Rate Senior Notes; defined benefit pension plans; and petroleum-based product costs. The Corporation has no counterparty risk.
Credit Facility. The Corporation has a $325 million credit facility in which borrowings bear interest at a variable rate. At September 30, 2008, there were no borrowings outstanding. As borrowings bear interest at a variable rate, the Corporation has interest rate risk when such borrowings are outstanding.
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
FORM 10-Q
For the Quarter Ended September 30, 2008
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
The Corporation’s pension expense and funding requirements are affected by the fair value of its pension plan assets, which consist of listed stocks, bonds and cash equivalents. Declines in pension assets can reduce the funded status of the pension plan and may result in required contributions to the plan beginning as early as 2009.  Declines in the fair value of these assets can also increase the succeeding year’s annual pension expense. The measurement of the Corporation’s pension liability is affected by yields on highly-rated, long corporate bonds, which serve as the basis for setting the discount rate used to present value the pension obligation.  Increases in the yields on highly-rated, long corporate bonds generally increase the discount rate and therefore, decrease the pension obligation.
Petroleum-Based Product Costs. Petroleum-based product costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. For the nine months ended September 30, 2008, increases in these costs lowered net earnings by $0.53 per diluted share when compared with 2007.
Aggregate Risk for Interest Rates and Petroleum-Based Product Sector Inflation. The pension expense for 2008 is calculated based on assumptions selected at December 31, 2007. Therefore, interest rate risk in 2008 is limited to the potential effect related to borrowings under the Corporation’s credit facility, none of which is currently outstanding, and the Corporation’s Floating Rate Senior Notes. Assuming outstanding Floating Rate Senior Notes of $225 million, the impact of a hypothetical 100 basis point increase in interest rates would increase interest expense and decrease pretax earnings by $2.3 million. Additionally, increases in petroleum-based product costs have already had a significant impact on year-to-date 2008 pretax earnings.
Item 4. Controls and Procedures
As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2008.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	—	$—	—	5,041,871

August 1, 2008 – August 31, 2008	—	$—	—	5,041,871

September 1, 2008 – September 30, 2008	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.
Item 5. Other Information.
On October 24, 2008, the Corporation amended its $325,000,000 credit agreement (the “Credit Agreement”) with the bank parties thereto, syndicated with JP Morgan Chase Bank, N.A., as Administrative Agent, to provide for an increased leverage covenant. As amended, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months may not exceed 3.25 to 1.00 as of the end of any fiscal quarter and may exclude debt incurred in connection with an acquisition for a period of 180 days provided that the ratio does not exceed 3.50 to 1.00. In exchange for the covenant modification, the Corporation agreed to an increase in the drawn facility fee under a pricing grid tied to its long-term debt rating, currently LIBOR plus 225 basis points. The Credit Agreement expires in June 2012.
The amended Credit Agreement is filed as Exhibit 10.01.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	$325,000,000 Second Amended and Restated Credit Agreement, dated as of October 24, 2008 among Martin Marietta Materials, Inc., the bank parties thereto and JP Morgan Chase Bank, N.A., as Administrative Agent

31.01	Certification dated October 29, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated October 29, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated October 29, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated October 29, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: October 29, 2008	By:	/s/ Anne H. Lloyd Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
EXHIBIT INDEX

Exhibit No.	Document

10.01	$325,000,000 Second Amended and Restated Credit Agreement, dated as of October 24, 2008 among Martin Marietta Materials, Inc., the bank parties thereto and JP Morgan Chase Bank, N.A., as Administrative Agent

31.01	Certification dated October 29, 2008 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated October 29, 2008 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated October 29, 2008 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated October 29, 2008 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002