Form 10-K
period 2008-12-31
MARTIN MARIETTA MATERIALS INC
filed 2009-02-17
CIK 916076

2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐       No ☑
     As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,429,037,827 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 10, 2009
Common Stock, $.01 par value per share	41,406,842 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2009 (Proxy Statement)	Part III

Page
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	34

PART IV	35

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	35

SIGNATURES	40
EX-10.04
EX-10.05
EX-10.06
EX-10.11
EX-10.12
EX-10.13
EX-12.01
EX-13.01
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02

PART I
ITEM 1. BUSINESS
General
     Martin Marietta Materials, Inc. (the “Company”) is a leading producer of aggregates for the construction industry, including infrastructure, commercial, agricultural, and residential. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications; dolomitic lime sold primarily to the steel industry; and structural composite products. In 2008, the Company’s Aggregates business accounted for 91% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 9% of the Company’s total net sales.
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
     Effective January 1, 2005, the Company formed a joint venture with Hunt Midwest Enterprises to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The parties contributed a total of 15 active quarry operations to the joint venture.
     In 2008, the Company entered into a swap transaction with Vulcan Materials Company (“Vulcan”), pursuant to which it acquired six quarry locations in Georgia and Tennessee. The newly acquired locations significantly expanded the Company’s presence in Georgia and Tennessee, particularly south and west of Atlanta, Georgia. The Company also acquired a land parcel previously leased from Vulcan at the Company’s Three Rivers Quarry near Paducah, Kentucky. In addition to a cash payment, as part of this swap, the Company divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan.
     Between 2001 and 2008, the Company disposed of or permanently shut down a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2009 in an effort to redeploy capital for other opportunities.
Business Segment Information
     The Company operates in four reportable business segments: the Mideast Group, Southeast Group, and West Group, collectively the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the magnesia-based chemicals and dolomitic lime businesses and the structural composites product line. Information concerning the Company’s total revenues, net sales, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2008 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2008 consolidated financial statements (the “2008 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2008 Annual Report to Shareholders (the “2008 Annual Report”), which information is incorporated herein by reference.
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
     The Company is a leading producer of aggregates for the construction industry in the United States. In 2008, the Company’s Aggregates business shipped 159.4 million tons of aggregates primarily to customers in 29 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.7 billion and $331.0 million, respectively.
     The Aggregates business markets its products primarily to the construction industry, with approximately 50% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.
     The American Recovery and Reinvestment Act of 2009 (“the Act” or “the Economic Stimulus Plan”) was signed into law on February 17, 2009, for the purpose of creating jobs and restoring economic growth through, among other things, the modernization of the United States’ infrastructure, the enhancement of America’s energy independence and the expansion of educational opportunities. As the Act could create significant construction spending, demand for our products could be affected by the economic growth anticipated under the Act. We estimate that for every $1 million that is spent directly on highways, roads and bridges, approximately 10,000 tons of construction aggregates are required. The Act allocates $27.5 billion for highways and bridges. We also expect that other spending components of the Act could lead to a change in construction activity including spending allocated to the following areas: $1.1 billion for airports; $8.4 billion for mass transit; $8.0 billion for high speed rail; $4.6 billion for the Army Corps of Engineers; $6.0 billion for water and sewer projects; $4.2 billion for United States Department of Defense facilities; $6.4 billion to clean nuclear weapon sites; $6.0 billion to subsidize loans for renewable energy; $20 billion for renewable energy tax incentives; $6.3 billion to states for energy efficiency and clean energy grants; $44.5 billion for schools; and $6.6 billion for a first time homebuyer credit of $8,000. The spending under the Act will take at least several months before Congress could appropriate such funds and each state could take appropriate measures to take advantage of such funding. In addition, each state would have to approve various infrastructure projects to be funded through the Act. We cannot be assured as to the nature, extent or timing of the full impact of the spending under the Act and our estimate of 10,000 tons per $1 million constitutes an estimate that will not necessarily result in actual tonnage.
     The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 288 quarries, underground mines, distribution facilities, and plants to customers in 29 states, Canada, the Bahamas, and the Caribbean Islands. The Company’s five largest revenue-generating states (North Carolina, Texas, Georgia, Iowa, and Florida) account for approximately 60% of total 2008 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. The current economic recession nationally and in these states has negatively impacted the Company’s Aggregates business.
     The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Excessive rainfall or severe drought, however, can jeopardize shipments, production, and profitability in all of the Company’s markets. Due to these factors, the Company’s second and third quarters are the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity and have experienced weather-related losses in recent years. During 2008, the Company was negatively impacted in the southwest and southeast by Hurricanes Gustav, Hannah, and Ike and also by Tropical Storm Fay. Further, Iowa experienced severe flooding during 2008, which negatively affected both shipments and operations.
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
     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2008, the originating mode of transportation for the Company’s aggregates shipments was 70% by truck, 19% by rail, and 11% by water. The majority of the rail and water movements occur in the Southeast Group and the West Group. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. The Company has previously brought additional capacity on line at its Bahamas and Nova Scotia locations to transport materials via oceangoing ship. In 2006, the Company completed a highly-automated plant and barge loadout system at its Three Rivers facility in Kentucky, a key site in the Company’s long-haul distribution network, which plant is capable of producing more than 8 million tons per year for shipment to 14 states along the Ohio and Mississippi River network.
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
     The Company is currently focusing a significant part of its capital spending program on locations that are part of the rail transportation network along the geological fall line. In 2008, the Company completed its new plant in Augusta, Georgia, which increased capacity from 2 million tons per year to 6 million tons per year and will help serve high-growth markets in Georgia and Florida. However, during the current recession, the Company has scaled back its capital program and has delayed significant projects pending recovery in the economy.
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
     From time to time the Company has experienced rail transportation shortages, particularly in the Southwest and Southeast. These shortages were caused by the downsizing in personnel and equipment by certain railroads during economic downturns. Further, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. In 2006, the Company brought a new plant online on a greensite at its North Troy operation in Oklahoma, which is capable of producing 5 million tons per year and handling multiple 90-car unit trains. Certain of the Company’s sales yards in the southwestern region of the United States have the system capabilities to meet the unit train requirements. Over the last few years, the Company has made capital improvements to a number of its sales yards in this region in order to better accommodate unit train unloadings. Further, in 2005, the Company addressed certain of its railcar needs for future shipments by leasing 780 railcars under two master lease agreements. In 2008, the Company entered into lease agreements for additional railcars for its Southwest Division.
     The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via barges and deepwater ships should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.
     The construction aggregates industry has been in a consolidating mode. The Company’s management expects this trend to continue but at a slower rate as the number of suitable small to mid-sized acquisition targets in high growth markets decline. However, acquisition opportunities may increase in the short term as large, multi-national competitors may be forced to sell assets acquired in recent transactions to generate cash to fund debt obligations. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.
     The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates business. These vertically integrated operations accounted for approximately 5% of revenues of the Aggregates business in 2008. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, they do not represent core businesses of the Company. The results of these operations are currently insignificant to the Company as a whole. Over the last few years the Company has disposed of some of these operations. The Company continues to review carefully the acquired vertically integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities.
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
     Management believes the Aggregates business’ raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its Aggregates business. The Company’s aggregates reserves on the average exceed 60 years of production, based on normalized levels of production. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations. The Company generally sells products in its Aggregates business upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. The Company generally maintains inventories of aggregate products in sufficient quantities to meet the requirements of customers.
     Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $24.8 million, $22.3 million, and $25.0 million during 2008, 2007, and 2006, respectively.
Specialty Products Business
     The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2008, 69% of Specialty Products’ net sales were attributable to chemical products, 28% to lime, and 2% to stone, with the remaining 1% attributable to the structural composite products line described below. Sales of chemical products in 2008 were enhanced by the acquisition of the Elastomag® product line from Morton International, Inc.
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
     In 2008, approximately 75% of the lime produced was sold to third-party customers, while the remaining 25% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. Products used in the steel industry accounted for approximately 40% of the Specialty Products’ net sales in 2008, attributable primarily to the sale of dolomitic lime products. In 2008, the severe economic decline in the second half of the year caused a significant downturn in the manufacturing of steel. Accordingly, the sales and earnings of the Specialty Products business were negatively affected during the fourth quarter of 2008, and management anticipates the continued weakness in the manufacturing of steel for much of 2009.
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
     Approximately 13% of the revenues of the Specialty Products business are from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $24.3 million, $20.2 million, and $17.0 million in 2008, 2007, and 2006, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.
     The Company also develops structural composite products, through its Specialty Products business and its wholly-owned subsidiary, Martin Marietta Composites (“MMC”). Pursuant to various agreements, MMC has rights to commercialize certain proprietary technologies including those related to flat panel applications. These agreements give MMC the opportunity to pursue the use of certain fiber-reinforced polymer composites technologies for products where corrosion resistance and high strength-to-weight ratios are important factors. MMC continued its commercialization during 2008 of these structural composites technologies and initiated other selected products in related target markets. However, during 2008, the Company wrote off $1.7 million of machinery and equipment used for the structural composite products line, as the assets had no future use to the Company. There can be no assurance that these technologies will become profitable.
Patents and Trademarks
     As of February 10, 2009, the Company owns, has the right to use, or has pending applications for approximately 115 patents pending or granted by the United States and various countries and approximately 80 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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
     The Company’s Specialty Products business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 13% of revenues for the Specialty Products business in 2008, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.
Research and Development
     The Company conducts research and development activities principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan, and for its structural composites product line, at its headquarters in Raleigh, North Carolina, and its plant in Sparta, North Carolina. In general, the Company’s research and development efforts in 2008 were directed to applied technological development for the use of its chemicals products and for its proprietary technologies, including composite materials. The Company spent approximately $0.6 million in 2008, $0.9 million in 2007, and $0.7 million in 2006 on research and development activities.

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
     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $11.5 million in 2008 and approximately $9.1 million in 2007 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $5.8 million in 2008 and are expected to be approximately $8.4 million in 2009 and $8.4 million in 2010. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2008 and 2007. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.
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
     With respect to reclamation costs effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). See “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2008 Financial Statements and the 2008 Annual Report. Under FAS 143, future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.
     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2008 Financial Statements included under Item 8 of this Form 10-K and the 2008 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2008 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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
Employees
     As of January 31, 2009, the Company has approximately 4,860 employees, of which 3,600 are hourly employees and 1,260 are salaried employees. Included among these employees are 670 hourly employees represented by labor unions (13.8% of the Company’s employees). Of such amount, 12.7% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 90.3% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2011. The Woodville collective bargaining agreement expires in June 2010.
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
     The current market environment has hurt the economy, and we have considered the impact on our business. Demand for our products, particularly in the commercial and residential construction markets, could continue to fall if companies and consumers are unable to get credit for construction projects or if the economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may continue to hurt the funding available for infrastructure spending.

The lack of available credit has limited the ability of states to issue bonds to finance construction projects. Several of our top sales states have stopped bidding projects in their transportation departments.
     We sell most of our aggregate products to the construction industry, so our results depend on the strength of the construction industry. Since our business depends on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions. The overall economy has been hurt by mortgage security losses and the tightening credit markets. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our aggregate products, such as is occurring with the current economic recession. Construction spending can also be disrupted by terrorist activity and armed conflicts.
     While our aggregate operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five revenue-generating states of North Carolina, Texas, Georgia, Iowa and Florida, our profitability will decrease. We are experiencing this situation with the current economic recession.
     Moreover, infrastructure spending in 2008 was hurt by the overall weakness in the economy, which leads to lower tax revenues and state government budget deficits. Further, rising construction and material prices are both constraining highway budgets. Additionally, lack of access to the capital markets has precluded many state and local governments from issuing bonds that would provide financing for construction projects.
     In February 2009, President Obama signed into law an economic stimulus plan, which will provide billions of dollars in new funding for transportation infrastructure. However, there will be a time delay of at least several months before Congress can appropriate such funds and each state can take appropriate measures to take advantage of such funding. In addition, each state will have to approve various infrastructure projects to be funded through the new federal stimulus plan. So while management believes the federal stimulus plan will increase the Company’s aggregates shipments in the latter half of 2009 and in 2010, we cannot be assured of the full impact of the stimulus plan.
     Within the construction industry, we sell our aggregate products for use in both commercial construction and residential construction. Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall. The overall economy has been hurt by the changes in the financial services sector, including failures of several large financial institutions, historical merger and acquisition activity within that industry, and the resulting lack of credit availability. The commercial construction market declined in 2008, notably from credit availability and felt most significantly starting in September 2008. Also, continued weakness in the residential construction market negatively affected the commercial construction market. The residential construction market remained dismal in 2008 in connection with the housing market downtown. Further, the outlook reflects diminished demand, which is further exacerbated by the overall weakness in the economy and the financial institutions crisis. Approximately 9% of our aggregates shipments in 2008 were to the residential construction market.
     Our aggregate products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on these projects. For example, while the current federal highway law passed in 2005 provides funding of $286.4 billion for highway, transit, and highway safety programs through September 30, 2009, Congress must pass an appropriations bill each year to approve spending these funds. We cannot be assured that Congress will pass an appropriations bill each year to approve funding at the level authorized in the federal highway law. Similarly, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. For example, we expect delays in infrastructure spending in Georgia, North Carolina, South Carolina, and Texas will continue in 2009, which will limit our business growth in those states until the level and timing of spending improves.
Our aggregates business is seasonal and subject to the weather.
     Since the construction aggregates business is conducted outdoors, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material, particularly by barge. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies, restrict production, and limit movement of barge traffic. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.
Our aggregates business depends on the availability of aggregate reserves or deposits and our ability to mine them economically.
     Our challenge is to find aggregate deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve growing markets. As communities have grown, they have taken up attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines, and developing a distribution network that transports aggregates products by various transportation methods, including rail and water, that allows us to transport our products longer distances than would normally be considered economical, but we can give no assurances that we will be successful.

Our aggregates business is a capital-intensive business.
     The property and machinery needed to produce our products are very expensive. Therefore, we require large amounts of cash to operate our businesses. We believe that our cash on hand, along with our projected internal cash flows and our available financing resources, will be enough to give us the cash we need to support our anticipated operating and capital needs. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business, we may be required, among other things, to further reduce or delay planned capital or operating expenditures.
Our businesses face many competitors.
     Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors also operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors, and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our magnesia specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As another example, our aggregates business may compete with recycled asphalt and concrete products that could be used instead of new products.
Our future growth may depend in part on acquiring other businesses in our industry.
     We expect to continue to grow, in part, by buying other businesses. While the pace of acquisitions has slowed considerably over the last few years, we will continue to look for strategic businesses to acquire. Acquisition opportunities may increase in the short term as large, multi-national competitors may be forced to sell assets acquired in recent transactions to generate cash to fund debt obligations. In the past, we have made acquisitions to strengthen our existing locations, expand our operations, and enter new geographic markets. We will continue to make selective acquisitions, joint ventures, or other business arrangements we believe will help our company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.
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
     We have acquired many companies since 1995. Some of these acquisitions were more easily integrated into our existing operations and have performed as well or better than we expected, while others have not. We have sold underperforming and other non-strategic assets, particularly lower margin businesses like our asphalt plants in Houston, Texas, and our road paving businesses in Shreveport, Louisiana, and Texarkana, Arkansas.

Short supplies and high costs of fuel and energy affect our businesses.
     Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. For example, in 2008, increases in prices of petroleum-based products lowered net earnings for our businesses by $0.65 per diluted share when compared with 2007 prices. We do not hedge our diesel fuel price risk, but instead focus on volume-related price breaks, fuel efficiency, and consumption.
     In addition, the price of liquid asphalt is a large part of the cost of producing hot mix asphalt products and can cause road builders and commercial contractors to delay or defer work in anticipation of liquid asphalt cost changes. In 2008, liquid asphalt prices more than doubled over the prior year price, with prices in excess of $800 per ton at their peak.
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
     Labor unions represent 12.7% of the hourly employees of our aggregates business and 90.3% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Woodville, Ohio lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2010 and August 2011, respectively.
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
     Water levels can also affect our ability to transport our products. High water levels limit the number of barges we can transport and can require that we use additional horsepower to tow barges. Low water levels can reduce the amount of material we can transport in each barge. In 2007, dry weather caused low water levels and resulted in reduced tonnage that could be shipped on a barge. Consequently, the per ton cost of transporting material was higher than normal. In 2008 high water levels from severe flooding in Iowa hurt both shipments and operations.
     The availability of rail cars and barges can also affect our ability to transport our products. Rail cars and barges can be used to transport many different types of products. If owners sell or lease rail cars and barges for use in other industries, we may not have enough rail cars and barges to transport our products. In 2007, barges were particularly scarce, as barges were being retired faster than new barges were being built. In 2005, we leased 780 additional rail cars. In 2006, we contracted to buy 50 new barges that were delivered in 2007. In 2008, we leased additional rail cars in the Southwest.
     We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2009 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our estimates and assumptions could be wrong.
     The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. We make critical estimates and assumptions involving accounting matters including our goodwill impairment testing, our expenses and cash requirements for our pension plans, our estimated income taxes, and how we account for our property, plant and equipment, and inventory. These estimates and assumptions involve matters that are inherently uncertain and require our subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.
     While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read about our critical accounting policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The adoption of new accounting standards may affect our financial results.
     The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2006, we were required under new accounting standards to expense the fair value of stock options we award our management and key employees as part of their compensation. This resulted in a reduction of our earnings and made comparisons between financial periods more difficult. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2008 financial statements.
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
     The current credit environment has negatively affected the economy, and we have considered how it might affect our business. Demand for our products, particularly in the commercial and residential construction markets, could continue to decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations to capital projects. State and federal budget issues may continue to negatively affect the funding available for infrastructure spending without economic stimulus at the federal level.

     A recessionary economy can also increase the likelihood we will not be able to collect on all of our accounts receivable with our customers. We are protected in part, however, by payment bonds posted by many of our customers. Nevertheless, we have experienced a delay in payment from some of our customers during this economic downturn. Historically our bad debt write-offs have not been significant to our operating results, and we believe our allowance for doubtful accounts is adequate.
     During this economic downturn we have been forced to shut down some of our facilities on a temporary basis. If demand does not improve, such shutdowns could become longer-term, impairing the value of some of the assets at those locations. The timing of increased demand will determine when these locations will be reopened. During the shut-down time, the plant and equipment will continue to be depreciated. If practicable, we will transfer the mobile equipment and use it elsewhere. Because we continue to have long-term access to the aggregate reserves, these sites are not considered impaired during temporary shutdowns.
     The current credit environment has limited our ability to issue borrowings under our commercial paper program. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Interest rates on new issuances of long-term public debt in the market have recently increased, reflecting higher credit and risk premiums. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. In 2008 we issued $300 million of our Senior Notes and refinanced our $200 million Notes due December 2008. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.
     We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. Any large strategic acquisition would require that we issue both newly issued equity and debt securities in order to maintain our investment grade credit rating. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding debt and the interest cost on our commercial paper program, to the extent it is available to us. In 2008, Moody’s downgraded our long-term debt rating to Baa3 from Baa1 and downgraded our commercial paper rating to P-3 from P-2 with a stable outlook. In 2008, Standard & Poor’s reaffirmed our senior unsecured debt rating of BBB+ and downgraded the outlook to negative, but left our commercial paper rating of A-2 unchanged. While management believes our credit ratings will remain at an investment-grade level, we cannot be assured these ratings will remain at those levels. While management believes the Company will continue to have credit available to it adequate to meet its needs, there can be no assurance of that.
Our specialty products business depends in part on the steel industry and the supply of reasonably priced fuels.
     Our specialty products business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The steel industry experienced a severe downturn in the second half of 2008, which is expected to continue in 2009. The specialty products business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by high fuel prices or shortages.

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
Our articles of incorporation and bylaws, shareholder rights plan, and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:
■ a classified board of directors;

■ the ability of the board of directors to establish the terms of, and issue, preferred stock without shareholder approval;

■ the requirement that our shareholders may only remove directors for cause;

■ the inability of shareholders to call special meetings of shareholders; and

■ super majority shareholder approval requirements for business combination transactions with certain five percent shareholders.
In addition, we have in place a shareholder rights plan that will trigger a dilutive issuance of common stock upon acquisitions of our common stock by a third party above a threshold that are not approved by the board of directors.
Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rate, including:
■ The jurisdictions in which profits are determined to be earned and taxed;

■ The resolution of issues arising from tax audits with various tax authorities;

■ Changes in the valuation of our deferred tax assets and liabilities;

■ Adjustments to estimated taxes upon finalization of various tax returns;

■ Changes in available tax credits;

■ Changes in share-based compensation; and

■ Changes in tax laws, the interpretation of tax laws and/or administrative practices.
Any significant increase in our future effective tax rate could reduce net earnings for future periods.
*  *  *  *  *  *  *  *  *  *  *  *  *  *
     Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Other factors besides those listed may also adversely affect the Company and may be material to the Company. The Company has listed all known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.
     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” under Item 1A of this Form 10-K, the discussion of “Competition” under Item 1 on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2008 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2008 Financial Statements included under Item 8 of this Form 10-K and the 2008 Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
Aggregates Business
     As of December 31, 2008, the Company processed or shipped aggregates from 273 quarries, underground mines, and distribution yards in 26 states and in Canada and the Bahamas, of which 101 are located on land owned by the Company free of major encumbrances, 58 are on land owned in part and leased in part, 110 are on leased land, and 4 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 60 years of production, based on normalized levels of production. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2008, the Company processed and shipped ready mixed concrete and/or asphalt products from 15 properties in 3 states, of which 11 are located on land owned by the Company free of major encumbrances and 4 are on leased land.
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
     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information — Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2008 Annual Report for discussion of reserves evaluation by the Company.
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

										Percentage
										of aggregate
				Tonnage of Reserves for				Percentage of aggregate		reserves
		Tonnage of Reserves for		each general type of				reserves located at an		on land
	Number of	each general type of		aggregate at		Change in Tonnage		existing quarry, and		that has	Percent of reserves
	Producing	aggregate at 12/31/07		12/31/08		from 2007		reserves not located at an		not been	owned and percent
	Quarries	(Add 000)		(Add 000)		(Add 000)		existing quarry.		zoned for	leased

State	2008	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry	quarrying.	Owned	Leased
Alabama	7	87,505	11,049	85,112	10,337	(2,393)	(712)	100%	0%	0%	22%	78%
Arkansas	3	272,198	0	213,591	0	(58,607)	0	95%	5%	0%	56%	44%
Florida	2	92,013	0	120,543	0	28,530	0	100%	0%	0%	0%	100%
Georgia	14	686,925	0	1,165,596	0	478,671	0	100%	0%	0%	70%	30%
Illinois	2	662,072	0	809,494	0	147,422	0	55%	45%	0%	56%	44%
Indiana	10	487,149	36,625	482,464	35,042	(4,685)	(1,583)	100%	0%	15%	41%	59%
Iowa	28	673,381	44,197	658,531	54,953	(14,850)	10,756	99%	1%	1%	12%	88%
Kansas	10	221,737	0	123,122	0	(98,615)	0	100%	0%	0%	35%	65%
Kentucky	3	569,979	45,832	562,614	45,626	(7,365)	(206)	100%	0%	0%	36%	64%
Maryland	2	97,460	0	96,173	0	(1,287)	0	100%	0%	0%	100%	0%
Minnesota	2	348,306	0	449,185	0	100,879	0	77%	23%	0%	69%	31%
Mississippi	1	0	92,238	0	83,861	0	(8,377)	100%	0%	0%	100%	0%
Missouri	5	526,246	0	371,240	0	(155,006)	0	78%	12%	0%	25%	75%
Montana	0	50,000	0	50,000	0	0	0	100%	0%	0%	100%	0%
Nebraska	3	80,615	0	77,484	0	(3,131)	0	100%	0%	0%	15%	85%
Nevada	1	161,546	0	158,502	0	(3,044)	0	100%	0%	0%	83%	17%
North Carolina	43	2,971,758	0	3,281,063	0	309,305	0	76%	24%	3%	63%	37%
Ohio	15	192,315	200,111	181,939	194,897	(10,376)	(5,214)	100%	0%	3%	92%	8%
Oklahoma	9	648,223	38,790	736,185	38,174	87,962	(616)	100%	0%	0%	82%	18%
South Carolina	6	411,231	0	405,842	0	(5,389)	0	100%	0%	19%	12%	88%
Tennessee	1	0	13,769	38,167	0	38,167	(13,769)	100%	0%	0%	100%	0%
Texas	9	1,128,696	113,616	991,042	111,369	(137,654)	(2,247)	93%	7%	33%	19%	81%
Virginia	4	417,958	0	408,569	0	(9,389)	0	89%	11%	1%	77%	23%
Washington	2	47,252	0	47,300	0	48	0	60%	40%	0%	42%	58%
West Virginia	1	59,363	0	59,204	0	(159)	0	100%	0%	0%	90%	10%
Wyoming	1	71,480	0	68,944	0	(2,536)	0	100%	0%	0%	100%	0%

U. S. Total	184	10,965,408	596,227	11,641,906	574,259	676,498	(21,968)			9%	56%	44%

Non-U. S.	2	923,170	0	916,445	0	(6,725)	0	100%	0%	0%	99%	1%

Grand Total	186	11,888,578	596,227	12,558,351	574,259	669,773	(21,968)	96%	4%	8%	57%	43%

	Total Annual Production (in tons) (add 000)			Number of years of production
	For year ended December 31			available at December 31, 2008
Reportable Segment	2008	2007	2006
Mideast Group	46,578	63,420	70,939	110.5
Southeast Group	39,574	44,710	47,729	97.0
West Group	69,439	72,832	76,648	59.8

Total Aggregates Business	155,591	180,962	195,316	84.4

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
     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2008, the principal properties were believed to be utilized at average productive capacities of approximately 80% and were capable of supporting a higher level of market demand. However, due to the current economic recession, the Company has adjusted its production schedules to meet reduced demand for its products.  For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and shut down some of its facilities on a temporary basis.  If demand does not improve over the near term, such reductions and shutdowns could continue.  The Company expects, however, as the economy recovers, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

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
     The Company was not required to pay any penalties in 2008 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2008 Financial Statements included under Item 8 of this Form 10-K and the 2008 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2008 Annual Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 10, 2009:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
Stephen P. Zelnak, Jr.	64	Chairman of the Board of Directors;	1997	President (1993-2006)
		Chief Executive Officer;	1993
		President of Aggregates Business;	1993
		Chairman of Magnesia Specialties Business	2005

C. Howard Nye	46	President and Chief Operating Officer	2006	Executive Vice President, Hanson
				Aggregates North America (2003-2006)*

Daniel G. Shephard	50	Executive Vice President;	2005	Vice President-Business Development
		Chief Executive Officer	2005	and Capital Planning (2002-2005);
		of Magnesia Specialties Business		Senior Vice President (2004-2005);
				Regional Vice President and General
				Manager-MidAmerica Region (2003-2005);
				President of Magnesia Specialties Business
				(1999-2005);
				Vice President-Marketing (2002-2004)

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years

Philip J. Sipling	61	Executive Vice President;	1997	Chairman of Magnesia Specialties
		Executive Vice President of	1993	Business (1997-2005)
		Aggregates Business

Bruce A. Vaio	48	President – Martin Marietta Materials West;	2006	President – Southwest Division (1998-2006)
				Senior Vice President (2002-2005)
		Executive Vice President	2005

Roselyn R. Bar	50	Senior Vice President;	2005	Vice President (2001-2005)
		General Counsel;	2001
		Corporate Secretary	1997

Anne H. Lloyd	47	Treasurer;	2006	Vice President and Controller (1998-2005);
		Senior Vice President and	2005	Chief Accounting Officer (1999-2006)
		Chief Financial Officer

Jonathan T. Stewart	60	Senior Vice President, Human Resources	2001

*	Prior to his employment with the Company in 2006, Mr. Nye was Executive Vice President of Hanson Aggregates North America, a producer of construction aggregates, since 2003.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2008 Annual Report, and that information is incorporated herein by reference. There were 826 holders of record of the Company’s Common Stock as of February 10, 2009. As required by Section 3.03A.12(a) of the NYSE listing standards, the Company filed with the NYSE the certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards.
Recent Sales of Unregistered Securities
     None.

Securities Authorized for Issuance Under Equity Compensation Plans
     The information required in response to this subsection of Item 5 is included in Part III, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet be Purchased
	Total Number of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs
October 1, 2008 – October 31, 2008	0	$—	0	5,041,871

November 1, 2008 – November 30, 2008	0	$—	0	5,041,871

December 1, 2008 – December 31, 2008	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

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

ITEM 6. SELECTED FINANCIAL DATA
     The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2008 Annual Report, and that information is incorporated herein by reference.

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
     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2009” in the 2008 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2008 Annual Report, and that information is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2008 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2008 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2008. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The foregoing evaluation of the Company’s disclosure controls and procedures was based on the definition in Exchange Act Rule 13a-15(e), which requires that disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2008. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2008. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2008 Financial Statements, included under Item 8 of this Form 10-K and the 2008 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2008 Annual Report.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2008 (the “2009 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2009 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2009 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2009 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) List of financial statements filed as part of this Form 10-K.
The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2008 Annual Report and incorporated by reference under Item 8 of this Form 10-K:
Consolidated Statements of Earnings—
for years ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets—
at December 31, 2008 and 2007
Consolidated Statements of Cash Flows—
for years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity—
Balance at December 31, 2008, 2007, and 2006
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
The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2008 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

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

3.03	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

4.01	—
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
Article I of the Company’s Restated Bylaws (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

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

4.07	—
Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

4.08	—
Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.09	—
First Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $225,000,000 aggregate principal amount of Floating Rate Senior Notes due 2010 of Martin Marietta Materials, Inc.

Exhibit
No.
(incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.10	—
Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.11	—
Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

10.01	—
Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006)

10.02	—
$325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008, among Martin Marietta Materials, Inc., the banks parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (Commission File No. 1-12744)

10.03	—
Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

*10.04	—	Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors**

*10.05	—	Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan**

*10.06	—	Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended**

10.07	—
Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.08	—
Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.09	—
Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.10	—
Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008 ) (Commission File No. 1-12744)**

Exhibit
No.
*10.11	—	Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan **

*10.12	—	Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan **

*10.13	—	Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan **

*12.01	—	Computation of ratio of earnings to fixed charges for the year ended December 31, 2008

*13.01	—
Excerpts from Martin Marietta Materials, Inc. 2008 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2008 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—	List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—	Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—	Certification dated February 17, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—	Certification dated February 17, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—	Certification dated February 17, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—	Certification dated February 17, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2009 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2009 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c) Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance at	to costs	other			Balance at
	beginning	and	accounts—	Deductions—		end of
Description	of period	expenses	describe	describe		period
	(Amounts in Thousands)
Year ended December 31, 2008

Allowance for doubtful accounts	$3,661	$1,035	$—	$—		$4,696
Allowance for uncollectible notes receivable	—	—	—	—		—
Inventory valuation allowance	19,136	—	—	117	(a)	19,019
Accumulated amortization of intangible assets	18,816	1,886	—	8,058	(b)	12,644

Year ended December 31, 2007

Allowance for doubtful accounts	$4,905	$—	$—	$1,244	(a)	$3,661
Allowance for uncollectible notes receivable	853	—	—	853	(a)	—
Inventory valuation allowance	14,221	4,915	—			19,136
Accumulated amortization of intangible assets	20,670	1,947	—	3,801	(b)	18,816

Year ended December 31, 2006

Allowance for doubtful accounts	$5,545	$—	$—	$640	(a)	$4,905
Allowance for uncollectible notes receivable	795	58	—			853
Inventory valuation allowance	12,101	3,093	—	973	(c)	14,221
Accumulated amortization of intangible assets				213	(d)
	29,399	3,858	—	12,374	(b)	20,670

(a)	To adjust allowance for change in estimates.

(b)	Write off of fully amortized intangible assets.

(c)	Write off of fully reserved inventory.

(d)	Divestitures.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

	By:	/s/ Roselyn R. Bar

Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 17, 2009
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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr.	Chairman of the Board and Chief Executive Officer	February 17, 2009
Stephen P. Zelnak, Jr.

/s/ Anne H. Lloyd	Senior Vice President, Chief Financial Officer and Treasurer	February 17, 2009
Anne H. Lloyd

/s/ Dana F. Guzzo	Vice President, Controller and Chief Accounting Officer	February 17, 2009
Dana F. Guzzo

/s/ Sue W. Cole	Director	February 17, 2009
Sue W. Cole

/s/ David G. Maffucci	Director	February 17, 2009
David G. Maffucci

/s/ William E. McDonald	Director	February 17, 2009
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 17, 2009
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 17, 2009
Laree E. Perez

/s/ Michael J. Quillen	Director	February 17, 2009
Michael J. Quillen

Signature	Title	Date

/s/ Dennis L. Rediker	Director	February 17, 2009
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 17, 2009
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

3.03	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

4.01	—
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

4.07	—
Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

4.08	—
Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.09	—
First Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $225,000,000 aggregate principal amount of Floating Rate Senior Notes due 2010 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

Exhibit
No.

4.10	—
Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.11	—
Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

10.01	—
Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006)

10.02	—
$325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008, among Martin Marietta Materials, Inc., the banks parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (Commission File No. 1-12744)

10.03	—
Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

*10.04	—	Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors**

*10.05	—	Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan**

*10.06	—	Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended**

10.07	—
Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.08	—
Amended and Restated Consulting Agreement dated June 26, 2006, between Janice Henry and Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.09	—
Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.10	—
Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008 ) (Commission File No. 1-12744)**

*10.11	—	Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

Exhibit
No.

*10.12	—	Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.13	—	Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan **

*12.01	—	Computation of ratio of earnings to fixed charges for the year ended December 31, 2008

*13.01	—
Excerpts from Martin Marietta Materials, Inc. 2008 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2008 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—	List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—	Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—	Certification dated February 17, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—	Certification dated February 17, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—	Certification dated February 17, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—	Certification dated February 17, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2009 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2009 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K