Form 10-Q
period 2009-03-31
MARTIN MARIETTA MATERIALS INC
filed 2009-05-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock, $0.01 par value	44,518,585

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$222,003	$37,794	$13,577
Accounts receivable, net	206,785	211,596	239,009
Inventories, net	324,949	318,018	296,466
Current portion of notes receivable	1,313	1,474	2,020
Current deferred income tax benefits	56,177	57,967	43,411
Proceeds receivable for common stock issuances	37,612	—	—
Other current assets	43,100	38,182	26,397

Total Current Assets	891,939	665,031	620,880

Property, plant and equipment	3,349,606	3,320,905	3,082,223
Allowances for depreciation, depletion and amortization	(1,665,923)	(1,630,376)	(1,577,039)

Net property, plant and equipment	1,683,683	1,690,529	1,505,184

Goodwill	623,810	622,297	578,447
Other intangibles, net	13,445	13,890	12,101
Noncurrent notes receivable	6,821	7,610	7,438
Other noncurrent assets	33,401	33,145	36,058

Total Assets	$3,253,099	$3,032,502	$2,760,108

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$4,434	$4,677	$6,735
Accounts payable	77,029	62,921	92,623
Accrued salaries, benefits and payroll taxes	13,306	19,232	13,073
Pension and postretirement benefits	2,405	3,728	8,710
Accrued insurance and other taxes	27,009	23,419	28,169
Income taxes	—	—	2,773
Current maturities of long-term debt and short-term facilities	181,926	202,530	338,605
Accrued interest	28,282	13,277	23,668
Other current liabilities	13,261	18,855	30,152

Total Current Liabilities	347,652	348,639	544,508

Long-term debt	1,152,107	1,152,414	855,655
Pension, postretirement and postemployment benefits	213,517	207,830	106,880
Noncurrent deferred income taxes	175,806	174,308	163,031
Other noncurrent liabilities	79,830	82,051	91,133

Total Liabilities	1,968,912	1,965,242	1,761,207

Equity:
Common stock, par value $0.01 per share	445	414	413
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	317,717	78,545	57,541
Accumulated other comprehensive loss	(99,753)	(101,672)	(40,852)
Retained earnings	1,021,832	1,044,417	938,085

Total Shareholders’ Equity	1,240,241	1,021,704	955,187
Noncontrolling interests	43,946	45,556	43,714

Total Equity	1,284,187	1,067,260	998,901

Total Liabilities and Equity	$3,253,099	$3,032,502	$2,760,108

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands, Except Per Share Data)
	(Unaudited)

Net Sales	$330,344	$396,293
Freight and delivery revenues	44,719	55,266

Total revenues	375,063	451,559

Cost of sales	281,867	321,145
Freight and delivery costs	44,719	55,266

Total cost of revenues	326,586	376,411

Gross Profit	48,477	75,148

Selling, general & administrative expenses	37,157	37,696
Research and development	136	178
Other operating (income) and expenses, net	293	(5,586)

Earnings from Operations	10,891	42,860

Interest expense	18,525	15,838
Other nonoperating (income) and expenses, net	1,022	(114)

(Loss) Earnings from continuing operations before taxes on income	(8,656)	27,136
Income tax (benefit) expense	(2,190)	6,874

(Loss) Earnings from Continuing Operations	(6,466)	20,262
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $36 and $(146), respectively	93	(211)

Consolidated net (loss) earnings	(6,373)	20,051
Less: Net loss attributable to noncontrolling interests	(609)	(813)

Net (Loss) Earnings Attributable to Controlling Interests	$(5,764)	$20,864

Net (Loss) Earnings Per Common Share:
Basic from continuing operations attributable to common shareholders	$(0.14)	$0.51
Discontinued operations attributable to common shareholders	—	(0.01)

	$(0.14)	$0.50

Diluted from continuing operations attributable to common shareholders	$(0.14)	$0.51
Discontinued operations attributable to common shareholders	—	(0.01)

	$(0.14)	$0.50

Net (Loss) Earnings Attributable to Common Shareholders:
(Loss) Earnings from continuing operations	$(5,857)	$21,075
Discontinued operations	93	(211)

	$(5,764)	$20,864

Reconciliation of Denominators for Basic and Diluted Earnings Per Share Computations:
Basic weighted-average common shares outstanding	41,863	41,322
Effect of dilutive employee and director awards	—	602

Diluted weighted-average shares outstanding and assumed conversions	41,863	41,924

Cash Dividends Per Common Share	$0.40	$0.345

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Consolidated net (loss) earnings	$(6,373)	$20,051
Adjustments to reconcile consolidated net (loss) earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	42,619	38,922
Stock-based compensation expense	5,086	4,141
Losses (Gains) on divestitures and sales of assets	796	(5,465)
Deferred income taxes	765	5,032
Excess tax benefits from stock-based compensation transactions	(95)	(251)
Other items, net	638	(1,136)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	4,811	6,829
Inventories, net	(6,931)	(9,506)
Accounts payable	14,436	5,705
Other assets and liabilities, net	9,002	12,388

Net Cash Provided by Operating Activities	64,754	76,710

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(40,316)	(85,413)
Acquisitions, net	(1,524)	(19,016)
Proceeds from divestitures and sales of assets	5,082	1,219
Railcar construction advances	—	(7,286)
Repayments of railcar construction advances	—	7,286

Net Cash Used for Investing Activities	(36,758)	(103,210)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(1,097)	(44)
(Repayments) Borrowings on short-term facilities, net	(20,000)	59,000
Change in bank overdraft	(243)	384
Dividends paid	(16,821)	(14,435)
Distributions to owners of noncontrolling interests	(1,000)	(1,470)
Repurchases of common stock	—	(24,017)
Issuances of common stock	195,279	370
Excess tax benefits from stock-based compensation transactions	95	251

Net Cash Provided by Financing Activities	156,213	20,039

Net Increase (Decrease) in Cash and Cash Equivalents	184,209	(6,461)
Cash and Cash Equivalents, beginning of period	37,794	20,038

Cash and Cash Equivalents, end of period	$222,003	$13,577

Noncash Investing and Financing Activities:
Proceeds receivable for common stock issuances	$37,612	$—
Issuance of notes payable for acquisition of land	$—	$11,500

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,377	$4,163
Cash payments (refunds) for income taxes	$290	$(2,671)
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity

Balance at December 31, 2008	41,462	$414	$78,545	$(101,672)	$1,044,417	$1,021,704	$45,556	$1,067,260

Consolidated net loss	—	—	—	—	(5,764)	(5,764)	(609)	(6,373)
Amortization of actuarial losses, prior service costs and transition assets related to pension and postretirement benefits, net of tax benefit of $1,474	—	—	—	2,256	—	2,256	(1)	2,255
Foreign currency translation loss	—	—	—	(460)	—	(460)	—	(460)
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax benefit of $80	—	—	—	123	—	123	—	123

Consolidated comprehensive loss						(3,845)	(610)	(4,455)

Dividends declared	—	—	—	—	(16,821)	(16,821)	—	(16,821)
Issuances of common stock	3,052	31	232,824	—	—	232,855	—	232,855
Issuances of common stock for stock award plans	4	—	1,262	—	—	1,262	—	1,262
Stock-based compensation expense	—	—	5,086	—	—	5,086	—	5,086
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)

Balance at March 31, 2009	44,518	$445	$317,717	$(99,753)	$1,021,832	$1,240,241	$43,946	$1,284,187

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter ended March 31, 2009 are not indicative of the results expected for other interim periods or the full year.

Comprehensive Earnings

Consolidated comprehensive earnings/loss for the three months ended March 31, 2009 and 2008 was a loss of $4,455,000 and earnings of $16,231,000, respectively, and consist of consolidated net earnings or loss; amortization of actuarial losses, prior service costs and transition assets related to pension and postretirement benefits; foreign currency translation adjustments; for 2009, amortization of the terminated value of forward starting interest rate swap agreements into interest expense; and, for 2008, changes in the fair value of forward starting interest rate swap agreements.

Derivatives

The Corporation records derivative instruments at fair value on its consolidated balance sheet. At March 31, 2009 and December 31, 2008, the Corporation did not hold any derivative instruments. At March 31, 2008, the Corporation’s derivatives were forward starting interest rate swaps, which represented cash flow hedges. The Corporation’s objective for holding these derivatives was to lock in the interest rate related to a portion of the Corporation’s refinancing of Notes due in 2008. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the fair values of these hedges were recorded as other assets or liabilities in the consolidated balance sheet and changes in the fair value were recorded, net of tax, directly in shareholders’ equity as other comprehensive earnings or loss. In April 2008, the Corporation unwound these cash flow hedges in connection with a public debt offering (see Note 5) and the accumulated other comprehensive loss at the date of termination is being charged to earnings in the same periods as interest expense is incurred on the underlying debt issuance.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Accounting Changes

In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, beginning January 1, 2009, if the Corporation is required to record any nonrecurring nonfinancial assets and nonfinancial liabilities at fair value, they are measured in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

On January 1, 2009, the Corporation adopted Statements of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“FAS 160”). FAS 141(R) requires recognizing the full fair value of all assets acquired, liabilities assumed and noncontrolling minority interests in acquisitions of less than a 100% controlling interest; expensing all acquisition-related transaction and restructuring costs; capitalizing in-process research and development assets acquired; and recognizing contingent consideration obligations and contingent gains acquired and contingent losses assumed. FAS 160 requires the classification of noncontrolling interests as a separate component of equity and net earnings attributable to noncontrolling interests as a separate line item on the face of the income statement. FAS 141(R) and FAS 160 require prospective application for all business combinations with acquisition dates on or after the effective date. The Corporation did not consummate any business combinations during the three months ended March 31, 2009.

FAS 160 also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, noncontrolling interests at December 31, 2008 and March 31, 2008, which were previously reported as other noncurrent liabilities, have been reclassified as a separate component of equity. Furthermore, the net loss attributable to noncontrolling interests for the three months ended March 31, 2008 has been presented as a separate line item on the Corporation’s consolidated statement of earnings. Consolidated comprehensive earnings for the three months ended March 31, 2008 were also adjusted to include the comprehensive loss attributable to noncontrolling interests.

Reclassifications

Certain 2008 amounts, in addition to those required by FAS 160, have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on previously reported results of operations or financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Discontinued Operations

Operations that are disposed of or permanently shut down represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations on the consolidated statements of earnings. All discontinued operations relate to the Aggregates business.

Discontinued operations included the following net sales, pretax gain on operations, pretax loss on disposals, income tax expense or benefit and overall net earnings or loss:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Net sales	$39	$2,339

Pretax gain on operations	$129	$43
Pretax loss on disposals	—	(400)

Pretax gain (loss)	129	(357)
Income tax expense (benefit)	36	(146)

Net earnings (loss)	$93	$(211)

3.	Inventories, Net

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in Thousands)

Finished products	$273,468	$268,763	$257,161
Products in process and raw materials	18,872	17,206	15,766
Supplies and expendable parts	51,622	51,068	43,132

	343,962	337,037	316,059
Less allowances	(19,013)	(19,019)	(19,593)

Total	$324,949	$318,018	$296,466

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total for the quarter ended March 31, 2009 (dollars in thousands):

	Mideast	Southeast	West
	Group	Group	Group	Total

Balance at beginning of period	$118,249	$105,857	$398,191	$622,297
Adjustments to purchase price allocations	1,500	13	—	1,513

Balance at end of period	$119,749	$105,870	$398,191	$623,810

5.	Long-Term Debt

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in Thousands)

6.875% Notes, due 2011	$249,901	$249,892	$249,867
6.6% Senior Notes, due 2018	297,986	297,946	—
7% Debentures, due 2025	124,355	124,350	124,335
6.25% Senior Notes, due 2037	247,829	247,822	247,801
Floating Rate Senior Notes, due 2010, interest rate of 1.324% at March 31, 2009	224,716	224,650	224,453
5.875% Notes, due 2008	—	—	201,510
Revolving Credit Agreement, interest rate of 2.645% at March 31, 2009	180,000	200,000	—
Commercial paper, interest rate of 3.10%	—	—	81,000
Money market notes, interest rate of 3.17%	—	—	50,000
Acquisition note, interest rate of 8.00%	622	629	657
Other notes	8,624	9,655	14,637

	1,334,033	1,354,944	1,194,260
Less current maturities	(181,926)	(202,530)	(338,605)

Total	$1,152,107	$1,152,414	$855,655

On April 21, 2008, the Corporation issued $300,000,000 of 6.6% Senior Notes due in 2018 (the “6.6% Senior Notes”). The 6.6% Senior Notes, which are unsecured, may be redeemed in whole or in part prior to their maturity at a make whole redemption price. The 6.6% Senior Notes are senior unsecured obligations of the Corporation, ranking equal in right of payment with the Corporation’s existing and future unsubordinated indebtedness. Upon a change of control repurchase event and a below investment grade credit rating, the Corporation will be required to make an offer to repurchase all outstanding 6.6% Senior Notes at a price in cash equal to 101% of the principal amount, plus any accrued and unpaid interest to, but not including, the purchase date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

In connection with the issuance of the 6.6% Senior Notes, on April 16, 2008, the Corporation unwound its two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”). The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three months ended March 31, 2009, the Corporation recognized $203,000, net of tax, as additional interest expense. The accumulated other comprehensive loss related to the Swap Agreements at March 31, 2009 was $6,271,000, net of cumulative noncurrent deferred tax assets of $4,102,000. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018. At March 31, 2008, the fair value of the Swap Agreements was a liability of $13,786,000 and was included in other current liabilities in the Corporation’s consolidated balance sheet. This fair value represented the estimated amount, using Level 2 observable market inputs for similar liabilities, the Corporation would have expected to pay to terminate the Swap Agreements at that date. Other comprehensive earnings/loss for the three months ended March 31, 2008 included a loss of $3,935,000, net of tax, for the change in fair value of the Swap Agreements.

On October 24, 2008, the Corporation amended its $325,000,000 five-year revolving credit agreement (the “Credit Agreement”) to provide for an increased leverage ratio covenant. As amended, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.50 to 1.00. The Corporation was in compliance with the Ratio at March 31, 2009.

At March 31, 2009 and December 31, 2008, $180,000,000 and $200,000,000, respectively, was outstanding under the Credit Agreement. The Corporation used the borrowings from the Credit Agreement to repay its $200,000,000 5.875% Notes that matured in December 2008. No borrowings were outstanding under the Credit Agreement at March 31, 2008.

The Credit Agreement supports a $325,000,000 commercial paper program to the extent commercial paper is available to the Corporation. No borrowings were outstanding under the commercial paper program at March 31, 2009 or December 31, 2008. At March 31, 2008, commercial paper borrowings of $81,000,000 were outstanding.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Income Taxes

As required by FAS 160, income tax (benefit) expense reported on the Corporation’s consolidated statements of earnings includes income taxes on earnings attributable to both controlling and noncontrolling interests. The adoption of FAS 160 increased the consolidated overall effective income tax rate for the three months ended March 31, 2008 by 0.9%.

	Three Months Ended March 31,
	2009	2008
Estimated effective income tax rate:
Continuing operations	25.3%	25.3%

Discontinued operations	27.9%	40.9%

Consolidated Overall	25.3%	25.1%

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

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three months ended March 31 (dollars in thousands):

	Pension		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$3,022	$3,140	$154	$159
Interest cost	5,715	5,417	695	689
Expected return on assets	(4,080)	(5,681)	—	—
Amortization of:
Prior service cost (credit)	164	169	(372)	(372)
Actuarial loss (gain)	3,958	1,000	(21)	(35)

Total net periodic benefit cost	$8,779	$4,045	$456	$441

The Corporation’s current estimate of contributions to its pension and SERP plans in 2009 ranges from $10,000,000 to $25,000,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

9.	Business Segments

The Corporation conducts its aggregates operations through three reportable business segments: Mideast Group, Southeast Group and West Group. The Corporation also has a Specialty Products segment that includes magnesia chemicals and dolomitic lime. These segments are consistent with the Corporation’s current management reporting structure.

The following tables display selected financial data for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Total revenues:
Mideast Group	$86,753	$124,582
Southeast Group	114,515	125,871
West Group	137,025	153,267

Total Aggregates Business	338,293	403,720
Specialty Products	36,770	47,839

Total	$375,063	$451,559

Net sales:
Mideast Group	$82,040	$118,674
Southeast Group	95,604	103,052
West Group	119,544	131,670

Total Aggregates Business	297,188	353,396
Specialty Products	33,156	42,897

Total	$330,344	$396,293

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Business Segments (continued)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$5,155	$32,104
Southeast Group	8,141	9,553
West Group	52	1,720

Total Aggregates Business	13,348	43,377
Specialty Products	6,342	9,078
Corporate	(8,799)	(9,595)

Total	$10,891	$42,860

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Aggregates	$274,734	$331,000
Asphalt	10,340	11,405
Ready Mixed Concrete	8,078	8,929
Road Paving	2,481	1,356
Other	1,555	706

Total Aggregates Business	297,188	353,396
Specialty Products	33,156	42,897

Total	$330,344	$396,293

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Other current and noncurrent assets	$(3,950)	$(2,583)
Notes receivable	(3)	18
Accrued salaries, benefits and payroll taxes	(4,795)	(6,365)
Accrued insurance and other taxes	3,590	3,047
Accrued income taxes	(1,835)	8,227
Accrued pension, postretirement and postemployment benefits	8,094	3,413
Other current and noncurrent liabilities	7,901	6,631

	$9,002	$12,388

11.	Accrual for Reduction in Workforce

During the fourth quarter of 2008, the Corporation accrued severance and other termination benefits for certain employees that were terminated as part of a reduction in workforce designed to control its cost structure. During the three months ended March 31, 2009, the Corporation paid $1,172,000 in accordance with the terms of the severance arrangements. At March 31, 2009, the remaining accrual was $3,044,000, of which $2,526,000 was included in accrued salaries, benefits and payroll taxes and $518,000 was included in other noncurrent liabilities on the Corporation’s consolidated balance sheet.
12.	Sale of Equity Securities

On March 5, 2009, the Corporation entered into a distribution agreement with J.P. Morgan Securities Inc. (“J.P. Morgan”). Under the distribution agreement, the Corporation could offer and sell up to 5,000,000 shares of its common stock having an aggregate offering price of up to $300,000,000 from time to time through J.P. Morgan, as distribution agent. From March 5, 2009 through March 31, 2009, the Corporation sold 3,051,365 shares of its common stock at an average price of $77.90 per share, resulting in gross proceeds to the Corporation of $237,701,000. The aggregate net proceeds from such sales were $232,855,000 after deducting related expenses, including $4,800,000 in gross sales commissions paid to J.P. Morgan. Of the aggregate net proceeds, $37,612,000 was received subsequent to March 31, 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	Subsequent Events

On April 21, 2009, the Corporation entered into a $100,000,000 three-year secured accounts receivable credit facility (the “AR Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 90% of the Corporation’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the one-month LIBOR plus 2.75%, 3.19% at May 5, 2009. Under the AR Credit Facility, purchases and settlements will be made bi-weekly between the Corporation and Wells Fargo. Upon the terms and subject to the conditions in the AR Credit Facility, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on such receivables, and may require the Corporation to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Corporation to repurchase receivables that remain outstanding 90 days past their invoice date. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation will carry the receivables and outstanding borrowings on its consolidated balance sheet.

On April 23, 2009, the Corporation entered into a $130,000,000 unsecured term loan with a syndicate of banks (the “Term Loan”). The Term Loan bears interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, basis points related to a pricing grid. The base rate is defined as the highest of (i) the bank’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%. The initial rates on the Term Loan were at one-month LIBOR plus 300 basis points, or 3.44%. The Term Loan requires quarterly principal payments of $1,625,000 through March 31, 2011 and $3,250,000 thereafter, with the remaining outstanding principal due in full on June 6, 2012.

Both the AR Credit Facility and Term Loan require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.50 to 1.00.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 288 quarries, distribution facilities and plants to customers in 29 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2009 and 2008 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2009	2008

Gross profit	$48,477	$75,148

Total revenues	$375,063	$451,559

Gross margin	12.9%	16.6%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2009	2008

Gross profit	$48,477	$75,148

Total revenues	$375,063	$451,559
Less: Freight and delivery revenues	(44,719)	(55,266)

Net sales	$330,344	$396,293

Gross margin excluding freight and delivery revenues	14.7%	19.0%

Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2009	2008

Earnings from operations	$10,891	$42,860

Total revenues	$375,063	$451,559

Operating margin	2.9%	9.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2009	2008

Earnings from operations	$10,891	$42,860

Total revenues	$375,063	$451,559
Less: Freight and delivery revenues	(44,719)	(55,266)

Net sales	$330,344	$396,293

Operating margin excluding freight and delivery revenues	3.3%	10.8%

Operating margin excluding freight and delivery revenues and excluding nonrecurring gains on sales of assets for the quarter ended March 31, 2008 is a non-GAAP measure. The following reconciles operating margin excluding freight and delivery revenues and excluding nonrecurring gains on sales of assets to operating margin excluding freight and delivery revenues for the quarter ended March 31, 2008.

Three Months Ended
March 31, 2008

Earnings from operations	$42,860
Less: Gains on sales of assets	(5,465)

Earnings from operations excluding gains on sales of assets	$37,395

Total revenues	$451,559
Less: Freight and delivery revenues	(55,266)

Net sales	$396,293

Operating margin excluding freight and delivery revenues and excluding gains on sales of assets	9.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
Quarter Ended March 31
Notable items for the quarter ended March 31, 2009 included:
•	Net sales of $330.3 million, down 17% compared with 2008 first quarter net sales of $396.3 million

•	Earnings from operations of $10.9 million compared with $42.9 million in 2008

•	Loss per diluted share of $0.14, compared with earnings per diluted share of $0.50 for the prior-year quarter

•	Heritage aggregates product line pricing up 3.5% and volume down 21.1%

•	Diesel expense down $13.6 million, or 58%, compared with the prior-year quarter

•	Selling, general and administrative expenses down compared with the prior-year quarter, offsetting $1.8 million of increased pension costs

•	Strengthened financial flexibility through issuance of 3.1 million shares of common stock for $233 million

•	Secured new bank financing in advance of April 2010 debt maturity
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2009 and 2008. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million and $0.2 million for the quarters ended March 31, 2009 and 2008, respectively. Consolidated other operating income and expenses, net, was expense of $0.3 million and income of $5.6 million for the quarters ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)

Net sales:
Mideast Group	$82,040		$118,674
Southeast Group	95,604		103,052
West Group	119,544		131,670

Total Aggregates Business	297,188	100.0	353,396	100.0
Specialty Products	33,156	100.0	42,897	100.0

Total	$330,344	100.0	$396,293	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)

	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Gross profit:
Mideast Group	$15,969		$37,403
Southeast Group	14,853		15,949
West Group	10,748		12,042

Total Aggregates Business	41,570	14.0	65,394	18.5
Specialty Products	8,674	26.2	11,748	27.4
Corporate	(1,767)	—	(1,994)	—

Total	$48,477	14.7	$75,148	19.0

Selling, general & administrative expenses:
Mideast Group	$11,142		$11,318
Southeast Group	6,521		6,510
West Group	10,693		11,294

Total Aggregates Business	28,356	9.5	29,122	8.2
Specialty Products	2,354	7.1	2,518	5.9
Corporate	6,447	—	6,056	—

Total	$37,157	11.2	$37,696	9.5

Earnings (Loss) from operations:
Mideast Group	$5,155		$32,104
Southeast Group	8,141		9,553
West Group	52		1,720

Total Aggregates Business	13,348	4.5	43,377	12.3
Specialty Products	6,342	19.1	9,078	21.2
Corporate	(8,799)	—	(9,595)	—

Total	$10,891	3.3	$42,860	10.8

Historically, due to the seasonality of the Aggregates business, the first quarter is the Corporation’s weakest since aggregates shipments and profitability are lowest and most volatile during this period. Further, the Corporation’s performance was affected this year by the recession and unusually cold, wet weather throughout the southern United States. The Corporation mitigated the impact of declining aggregates volumes by maintaining its focus on cost management, thereby continuing to generate operating earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
Mindful of the state of the economy, the Corporation’s operating teams remained focused on efficiently running the business while positioning the Corporation’s cost structure for the current environment and eventual recovery. The results of their efforts included a 12% reduction in consolidated cost of sales, despite expected increases in depreciation and pension costs. Productivity, as measured by tons-per-worked man hours, improved over the first quarter of 2008, despite a 25% decline in production volumes. The Corporation reduced its aggregates inventory tonnage by closely controlling the operating schedules at each of its quarries. As expected, diesel fuel prices continued to decline during the first quarter from the peak prices experienced in 2008. This decrease, combined with a reduction in consumption, contributed to a $14 million decline in diesel fuel expense compared with the prior-year period.
The Aggregates business continued to experience pricing increases in the aggregates product line consistent with management’s expectations for the full year; however, weather affected pricing more than management had anticipated. The unusually cold and wet weather in the Carolinas and Georgia, particularly during March, skewed the geographic mix of business toward the Southeast and West Groups. Management believes that heritage aggregates pricing in the first quarter of 2009 would have increased an additional 100 basis points if the geographic distribution of business were the same as in the first quarter 2008.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	March 31, 2009
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(31.4%)	0.7%
Southeast Group	(17.8%)	5.3%
West Group	(15.9%)	7.6%
Heritage Aggregates Operations	(21.1%)	3.5%
Aggregates Product Line (3)	(20.2%)	3.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)

	Three Months Ended
	March 31,
	2009	2008
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	6,681	9,740
Southeast Group	7,427	9,039
West Group	11,749	13,974

Heritage Aggregates Operations	25,857	32,753
Acquisitions	534	—
Divestitures(4)	9	313

Aggregates Product Line (3)	26,400	33,066

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
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
Specialty Products’ net sales were $33.2 million for the first quarter 2009 compared with $42.9 million for the prior-year period. The decrease in net sales is due to reduced dolomitic lime shipments to the steel industry and slowing magnesia chemicals sales. Price increases, coupled with cost control, helped mitigate the decline in volumes. Earnings from operations for the quarter of $6.3 million decreased $2.8 million compared with the prior-year quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
The Corporation’s gross margin excluding freight and delivery revenues for the quarter ended March 31 decreased 430 basis points to 14.7% in 2009. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2008	$75,148

Aggregates Business:
Pricing strength	9,221
Volume weakness	(65,430)
Cost decreases, net	32,385

Decrease in Aggregates Business gross profit	(23,824)
Specialty Products	(3,074)
Corporate	227

Decrease in consolidated gross profit	(26,671)

Consolidated gross profit, quarter ended March 31, 2009	$48,477

Selling, general and administrative expenses declined $0.5 million during the quarter ended March 31, 2009, with other savings offsetting a $1.8 million increase in pension expense. The Corporation’s objective continues to be to reduce selling, general and administrative spending after absorbing pension expense increases.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the first quarter, consolidated other operating income and expenses, net, was an expense of $0.3 million in 2009 compared with income of $5.6 million in 2008. First quarter 2008 results included a $5.5 million gain on the sale of land for the Mideast Group.
Consolidated operating margin excluding freight and delivery revenues was 3.3% for the first quarter 2009 compared with 10.8% in the first quarter 2008. The 2009 decrease of 750 basis points as compared with 2008 is due to the lower gross margin excluding freight and delivery revenues and lower other operating income and expenses, net. Excluding the $5.5 million of nonrecurring gains on asset sales during the three months ended March 31, 2008, operating margin excluding freight and delivery revenues for first quarter 2008 would have been 9.4%.
Interest expense was $18.5 million for the first quarter 2009 as compared with $15.8 million for the prior-year quarter. The increase primarily resulted from interest for the 6.6% Senior Notes issued in April 2008, as well as outstanding borrowings on the Corporation’s $325 million five-year revolving credit agreement (the “Credit Agreement”).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, was expense of $1.0 million in 2009 compared with income of $0.1 million in 2008, primarily as a result of lower earnings from nonconsolidated equity investments and a higher loss on foreign currency transactions.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the three months ended March 31, 2009 was $64.8 million compared with $76.7 million in the comparable period of 2008. Operating cash flow is generally from consolidated net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first three months of 2009 as compared with the year-earlier period reflects lower consolidated net earnings before depreciation, depletion and amortization, partially offset by increased accounts payable due to the timing of payments.
Depreciation, depletion and amortization was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Depreciation	$41,193	$37,555
Depletion	709	672
Amortization	717	695

	$42,619	$38,922

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2008 net cash provided by operating activities was $341.7 million, compared with $76.7 million for the first three months of 2008.
First quarter capital expenditures, exclusive of acquisitions, were $40.3 million in 2009 and $85.4 million in 2008. Capital expenditures during the first three months of 2008 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $258.2 million in 2008. Full-year capital spending is expected to approximate $185 million for 2009, excluding the Hunt Martin Materials joint venture and acquisitions. However, 2009 capital spending could be reduced, if necessary, to a maintenance level, defined as aggregates depreciation, depletion and amortization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
On March 5, 2009, the Corporation entered into a distribution agreement with J.P. Morgan Securities Inc. (“J.P. Morgan”). Under the distribution agreement, the Corporation could offer and sell up to 5,000,000 shares of its common stock having an aggregate offering price of up to $300 million from time to time through J.P. Morgan, as distribution agent. From March 5, 2009 through March 31, 2009, the Corporation sold 3,051,365 shares of its common stock at an average price of $77.90 per share, resulting in gross proceeds to the Corporation of $237.7 million. The aggregate net proceeds from such sales were $232.9 million after deducting related expenses, including $4.8 million in gross sales commissions paid to J.P. Morgan. Of the aggregate net proceeds $37.6 million was received subsequent to March 31, 2009.
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the quarter ended March 31, 2009. At March 31, 2009, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
On October 24, 2008, the Corporation amended its Credit Agreement to provide for an increased leverage ratio covenant. As amended, the covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Ratio to exclude debt incurred in connection with an acquisition for a period of 180 days, provided that the Ratio does not exceed 3.50 to 1.00. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At March 31, 2009, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 2.84 and was calculated as follows (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)

Twelve Month Period
April 1, 2008 to
March 31, 2009

Earnings from continuing operations attributable to common shareholders	$139,069
Add back:
Interest expense	76,986
Income tax expense	62,526
Depreciation, depletion and amortization expense	168,734
Stock-based compensation expense	22,810
Deduct:
Interest income	(912)

Consolidated EBITDA, as defined	$469,213

Consolidated debt at March 31, 2009	$1,334,033

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2009 for the trailing twelve month EBITDA	2.84

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement and declare any outstanding balance as immediately due.
On April 14, 2009, the Corporation repaid $180 million of borrowings outstanding under its Credit Agreement.
On April 21, 2009, the Corporation entered into a $100 million three-year secured accounts receivable credit facility (the “AR Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 90% of the Corporation’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the one-month LIBOR plus 2.75%, 3.19% at May 5, 2009. Under the AR Credit Facility, purchases and settlements will be made bi-weekly between the Corporation and Wells Fargo. Upon the terms and subject to the conditions in the AR Credit Facility, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on such receivables, and may require the Corporation to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Corporation to repurchase receivables that remain outstanding 90 days past their invoice date. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation will carry the receivables and outstanding borrowings on its consolidated balance sheet.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
On April 23, 2009, the Corporation entered into a $130 million unsecured term loan with a syndicate of banks (the “Term Loan”). The Term Loan bears interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, basis points related to a pricing grid. The base rate is defined as the highest of (i) the bank’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%. The initial rates on the Term Loan were at one-month LIBOR plus 300 basis points, or 3.44%. The Term Loan requires quarterly principal payments of $1.6 million through March 31, 2011 and $3.3 million thereafter, with the remaining outstanding principal due in full on June 6, 2012.
Both the AR Credit Facility and Term Loan require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.50 to 1.00.
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At March 31, 2009, the Corporation had $143 million of unused borrowing capacity under its Credit Agreement, subject to complying with the related leverage covenant. Consistent with the Corporation’s objective of obtaining sufficient committed financing at least twelve months in advance of pending maturities, the AR Credit Facility and Term Loan provide sufficient liquidity to refinance the maturity of the Corporation’s $225 million of Senior Notes due in April, 2010. The proceeds from the new credit facilities and the equity issuances were used to pay down outstanding amounts under the Corporation’s Credit Agreement and will provide financing flexibility for, among other things, potential strategic activity.
The Corporation’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. Based on discussions with the Corporation’s bank group, the Corporation expects to have continued access to the public credit market, although at a higher cost of debt when compared with its 5.2% weighted average interest rate at March 31, 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size would require an appropriate balance of newly issued equity with debt in order to maintain an investment grade credit rating. Borrowings under the AR Credit Facility would be limited based on the balance of the Corporation’s accounts receivable. Furthermore, the Corporation is exposed to risk from tightening credit markets, through the interest cost related to its $225 million Floating Rate Senior Notes due in 2010 and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. Currently, the Corporation’s senior unsecured debt is rated BBB+ by Standard & Poor’s and Baa3 by Moody’s. The Corporation’s commercial paper obligations are rated A-2 by Standard & Poor’s and P-3 by Moody’s. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.
ACCOUNTING CHANGES As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2009, the Corporation adopted FAS 141(R) and FAS 160.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK 2009 The overriding drivers of the Corporation’s 2009 performance will likely be a number of macroeconomic factors. Management’s current thinking envisions growth during the second half of 2009, primarily fueled by the economic stimulus plan. Management is encouraged by the increase in the number of projects being bid in many of the states in which the Corporation operates. Specifically, the Federal Highway Administration had approved 2,013 projects as of April 15, indicating that road work represents the vast majority of approved recovery efforts. As expected, the mix of projects is currently weighted heavily towards resurfacing, as this type of work lends itself to meeting the aggressive timetable under which states are expected to use much of the stimulus money. The Corporation’s quarries are well positioned to serve many of the projects being bid. The Corporation is also bidding on projects outside of the infrastructure sector that are funded by the stimulus plan. That said, the Corporation has not seen enough activity in the first quarter to apply more precision to its current estimates. Management continues to expect that favorable energy prices, as experienced during the first quarter, will contribute a range of $35 million to $50 million to operating profitability in 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
As previously stated, 2009 will be a challenging year given the continued uncertainty in the United States economy. Management is carefully monitoring the states and how they prepare to invest the stimulus funding. In addition, the Corporation is watching closely as many states explore alternative means of funding their infrastructure over the longer term. Infrastructure demand will continue to be pressured as states grapple with long-term resolutions for their budget deficits. Commercial demand is weak, primarily in office and retail construction. Industrial-related construction demand, which includes alternative energy projects, is being dampened by disruption in the credit markets and decreasing energy prices. While residential construction has neared its bottom in many of the Corporation’s markets, management does not expect growth in the homebuilding sector to materialize in a significant way in 2009. In contrast, management expects steady growth for chemical-grade aggregates used for flue gas desulfurization and in agriculture lime, as well as ballast used in the railroad industry. In the Specialty Products segment, demand for magnesia-based chemicals products should track the general economy. However, with a greater emphasis on clean air, clean water, and other green initiatives, there may be some incremental volume for projects funded by the stimulus plan. Dolomitic lime is used in both chemicals products and as a fluxing agent in steel production. Management does not expect volume growth in dolomitic lime in 2009 as steel production is forecasted to decrease as the major automakers, significant consumers of steel, have announced extended shutdowns over the summer. The Specialty Products segment has responded to the changing economic dynamics of its business through reductions in maintenance activities and contract services and through workforce reductions to match current demand.
Based upon the scenario described above, and taking into consideration the Corporation’s results reported for the first quarter, the Corporation’s 2009 guidance of net earnings per diluted share, excluding the effect of the economic stimulus plan, is in the range of $3.70 to $4.15. The Corporation expects incremental aggregates volume of 8 million to 10 million tons and net earnings per diluted share of $0.50 to $0.75 for 2009 from the economic stimulus plan. Management expects to be able to update its guidance for the year as it gains further clarity about the impact of the economic stimulus plan.
Specifically, management expects aggregates volumes to range from down 9% to 12%, excluding the effect of the economic stimulus plan. The rate of price increase for the aggregates product line is expected to be in a range from 4% to 6%. The Specialty Products segment is expected to contribute $30 million to $32 million in pretax earnings compared with $28 million in 2008.
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
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy and assumed stabilization in the second half of 2009; the level and timing of federal and state transportation funding, particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Georgia, Texas and South Carolina, which when coupled with North Carolina, represented 52% of 2008 net sales in the Aggregates business; the ability of states and/or other entities to finance approved projects; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the residential construction market and the slowing growth rate in commercial construction, notably office and retail space; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of drought in the Southeastern United States; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; further weakening in the steel industry markets served by the Corporation’s dolomitic lime products; increased interest cost resulting from further tightening of the credit markets or the unavailability of credit; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if volumes decline worse than expected; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2009
(Continued)
INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2008, by writing to:
Martin Marietta Materials, Inc.
Attn: Corporate Secretary
2710 Wycliff Road
Raleigh, North Carolina 27607-3033
Additionally, Martin Marietta Materials, Inc.’s Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Corporation’s web site. Filings with the Securities and Exchange Commission accessed via the web site are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:
Telephone: (919) 783-4540
Web site address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.
The current credit environment has negatively affected the economy and management has considered the potential impact to the Corporation’s business. Demand for aggregates products, particularly in the commercial and residential construction markets, could continue to decline if companies and consumers are unable to obtain financing for construction projects or if the economic slowdown causes delays or cancellations to capital projects. Additionally, access to the public debt markets has been limited and, when available, has been at interest rates that are significantly higher than the Corporation’s weighted-average interest rate on outstanding debt. The lack of available credit has also lessened states’ abilities to issue bonds to finance construction projects.
Demand in the residential construction market is affected by interest rates. The Federal Reserve cut the federal funds rate by 425 basis points to zero percent in 2008. The residential construction market accounted for approximately 9% of the Corporation’s aggregates product line shipments in 2008.
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates as a result of any temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding short-term facility borrowings; Floating Rate Senior Notes; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by petroleum-based product costs. The Corporation has no counterparty risk.
Short-Term Facility Borrowings. The Corporation has a $325 million credit agreement which supports its commercial paper program. Borrowings under this facility bear interest at a variable interest rate. The effect of a hypothetical 100-basis-point increase in interest rates on borrowings of $180 million, the outstanding balance at March 31, 2009, would increase interest expense by $1.8 million on an annual basis. The Corporation has a $325 million commercial paper program in which borrowings bear interest at a variable rate based on LIBOR. At March 31, 2009, there were no outstanding commercial paper borrowings.
Floating Rate Senior Notes. The Corporation has $225 million of Floating Rate Senior Notes that bear interest at a rate equal to the three-month LIBOR plus 0.15%. As the Floating Rate Senior Notes bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100-basis-point increase in interest rates on borrowings of $225 million would increase interest expense by $2.3 million on an annual basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
Petroleum-Based Product Costs. Petroleum-based product costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in these costs generally are tied to energy sector inflation. In 2008, increases in the prices of these products lowered earnings per diluted share by $0.65. A hypothetical 10% change in the Corporation’s petroleum-based product prices in 2009 as compared with 2008, assuming constant volumes, would impact 2009 pretax earnings by approximately $20.7 million.
Aggregate Risk for Interest Rates and Energy Sector Inflation. Interest rate risk in 2009 is limited to the potential effect related to the Corporation’s Floating Rate Senior Notes and borrowings under short-term facilities. The effect of a hypothetical increase in interest rates of 1% on the $225 million Floating Rate Senior Notes and $180 million of borrowings under the credit agreement would be an increase of $4.1 million in interest expense on an annual basis. Additionally, a 10% change in petroleum-based product prices would impact annual pretax earnings by $20.7 million.
Item 4. Controls and Procedures
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors.
Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares	Shares that May Yet
			Purchased as Part of	be Purchased Under
	Total Number of	Average Price	Publicly Announced	the Plans or
Period	Shares Purchased	Paid per Share	Plans or Programs	Programs

January 1, 2009 — January 31, 2009	—	$—	—	5,041,871

February 1, 2009 — February 28, 2009	—	$—	—	5,041,871

March 1, 2009 — March 31, 2009	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated May 5, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)
Date: May 5, 2009	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated May 5, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002