Form 10-Q
period 2009-06-30
MARTIN MARIETTA MATERIALS INC
filed 2009-08-04
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009

Common Stock, $0.01 par value	44,538,028

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$133,380	$37,794	$13,156
Accounts receivable, net	250,340	211,596	321,985
Inventories, net	333,887	318,018	297,371
Current portion of notes receivable	1,294	1,474	1,047
Current deferred income tax benefits	56,105	57,967	33,342
Other current assets	27,117	38,182	23,946

Total Current Assets	802,123	665,031	690,847

Property, plant and equipment	3,408,415	3,320,905	3,282,172
Allowances for depreciation, depletion and amortization	(1,695,691)	(1,630,376)	(1,577,495)

Net property, plant and equipment	1,712,724	1,690,529	1,704,677

Goodwill	629,087	622,297	614,400
Other intangibles, net	13,304	13,890	14,821
Noncurrent notes receivable	10,813	7,610	7,609
Other noncurrent assets	39,142	33,145	39,228

Total Assets	$3,207,193	$3,032,502	$3,071,582

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$1,692	$4,677	$12,168
Accounts payable	75,203	62,921	101,037
Accrued salaries, benefits and payroll taxes	15,795	19,232	16,528
Pension and postretirement benefits	3,935	3,728	7,769
Accrued insurance and other taxes	30,498	23,419	32,574
Income taxes	1,646	—	11,139
Current maturities of long-term debt and short-term facilities	233,229	202,530	279,697
Other current liabilities	27,066	32,132	31,606

Total Current Liabilities	389,064	348,639	492,518

Long-term debt	1,048,729	1,152,414	1,153,032
Pension, postretirement and postemployment benefits	211,229	207,830	109,660
Noncurrent deferred income taxes	173,800	174,308	163,342
Other noncurrent liabilities	82,828	82,051	91,279

Total Liabilities	1,905,650	1,965,242	2,009,831

Equity:
Common stock, par value $0.01 per share	445	414	413
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	315,534	78,545	67,893
Accumulated other comprehensive loss	(96,495)	(101,672)	(38,932)
Retained earnings	1,042,581	1,044,417	987,403

Total Shareholders’ Equity	1,262,065	1,021,704	1,016,777
Noncontrolling interests	39,478	45,556	44,974

Total Equity	1,301,543	1,067,260	1,061,751

Total Liabilities and Equity	$3,207,193	$3,032,502	$3,071,582

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$411,293	$526,417	$741,626	$922,698
Freight and delivery revenues	54,696	71,407	99,415	126,674

Total revenues	465,989	597,824	841,041	1,049,372

Cost of sales	299,515	386,948	581,372	708,084
Freight and delivery costs	54,696	71,407	99,415	126,674

Total cost of revenues	354,211	458,355	680,787	834,758

Gross Profit	111,778	139,469	160,254	214,614

Selling, general & administrative expenses	36,766	42,039	73,923	79,735
Research and development	163	134	299	312
Other operating (income) and expenses, net	1,843	(7,587)	2,136	(13,174)

Earnings from Operations	73,006	104,883	83,896	147,741

Interest expense	18,651	19,301	37,176	35,138
Other nonoperating (income) and expenses, net	(1,340)	(354)	(318)	(467)

Earnings from continuing operations before taxes on income	55,695	85,936	47,038	113,070
Income tax expense	15,554	26,322	13,363	33,231

Earnings from Continuing Operations	40,141	59,614	33,675	79,839
Gain on discontinued operations, net of related tax expense of $197, $3,756, $234 and $3,576, respectively	444	5,462	537	5,288

Consolidated net earnings	40,585	65,076	34,212	85,127
Less: Net earnings attributable to noncontrolling interests	1,723	1,272	1,114	458

Net Earnings Attributable to Martin Marietta Materials, Inc.	$38,862	$63,804	$33,098	$84,669

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$38,418	$58,342	$32,561	$79,381
Discontinued operations	444	5,462	537	5,288

	$38,862	$63,804	$33,098	$84,669

Net Earnings Per Common Share Attributable to Martin Marietta Materials, Inc.
Basic from continuing operations available to common shareholders	$0.85	$1.39	$0.74	$1.89
Discontinued operations available to common shareholders	0.01	0.13	0.01	0.13

	$0.86	$1.52	$0.75	$2.02

Diluted from continuing operations available to common shareholders	$0.85	$1.38	$0.74	$1.88
Discontinued operations available to common shareholders	0.01	0.13	0.01	0.13

	$0.86	$1.51	$0.75	$2.01

Weighted-Average Common Shares Outstanding
Basic	44,554	41,333	43,216	41,328

Diluted	44,753	41,596	43,404	41,608

Cash Dividends Per Common Share	$0.40	$0.345	$0.80	$0.69

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$34,212	$85,127
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	87,375	81,697
Stock-based compensation expense	13,039	13,152
Losses (Gains) on divestitures and sales of assets	3,946	(22,633)
Deferred income taxes	2,478	14,440
Excess tax benefits from stock-based compensation transactions	(1,277)	(1,132)
Other items, net	5	(1,939)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(39,111)	(76,146)
Inventories, net	(13,950)	(4,446)
Accounts payable	12,085	14,144
Other assets and liabilities, net	17,856	24,272

Net Cash Provided by Operating Activities	116,658	126,536

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(74,750)	(159,408)
Acquisitions, net	(49,549)	(218,389)
Proceeds from divestitures and sales of assets	5,803	5,433
Loan to affiliate	(4,000)	—
Railcar construction advances	—	(7,286)
Repayments of railcar construction advances	—	7,286

Net Cash Used for Investing Activities	(122,496)	(372,364)

Cash Flows from Financing Activities:
Borrowings of long-term debt	230,000	297,837
Repayments of long-term debt and capital lease obligations	(103,338)	(3,025)
(Repayments) Borrowings on short-term facilities, net	(200,000)	3,000
Debt issuance costs	(2,285)	(1,101)
Termination of interest rate swap agreements	—	(11,139)
Change in bank overdraft	(2,985)	5,817
Dividends paid	(34,934)	(28,921)
Distributions to owners of noncontrolling interests	(2,331)	(1,482)
Purchase of remaining 49% interest in existing joint venture	(17,060)	—
Repurchases of common stock	—	(24,017)
Issuances of common stock	233,080	845
Excess tax benefits from stock-based compensation transactions	1,277	1,132

Net Cash Provided by Financing Activities	101,424	238,946

Net Increase (Decrease) in Cash and Cash Equivalents	95,586	(6,882)
Cash and Cash Equivalents, beginning of period	37,794	20,038

Cash and Cash Equivalents, end of period	$133,380	$13,156

Noncash Investing and Financing Activities:
Issuance of notes payable for acquisition of land	$—	$11,500

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,055	$34,530
Cash (refunds) payments for income taxes	$(4,395)	$6,548
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity

Balance at December 31, 2008	41,462	$414	$78,545	$(101,672)	$1,044,417	$1,021,704	$45,556	$1,067,260

Consolidated net earnings	—	—	—	—	33,098	33,098	1,114	34,212
Amortization of actuarial losses, prior service costs and transition assets related to pension and postretirement benefits, net of tax benefit of $2,679	—	—	—	4,095	—	4,095	(1)	4,094
Foreign currency translation gain	—	—	—	833	—	833	—	833
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax benefit of $162	—	—	—	249	—	249	—	249

Consolidated comprehensive earnings						38,275	1,113	39,388

Dividends declared	—	—	—	—	(34,934)	(34,934)	—	(34,934)
Issuances of common stock	3,052	30	232,797	—	—	232,827	—	232,827
Issuances of common stock for stock award plans	99	1	(1,246)	—	—	(1,245)	—	(1,245)
Stock-based compensation expense	—	—	13,039	—	—	13,039	—	13,039
Purchase of remaining 49% interest in existing joint venture	—	—	(7,601)	—	—	(7,601)	(4,526)	(12,127)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(2,665)	(2,665)

Balance at June 30, 2009	44,613	$445	$315,534	$(96,495)	$1,042,581	$1,262,065	$39,478	$1,301,543

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and six months ended June 30, 2009 are not indicative of the results expected for other interim periods or the full year.

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

On January 1, 2009, the Corporation adopted Statements of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“FAS 160”). FAS 141(R) requires recognizing the full fair value of all assets acquired, liabilities assumed and noncontrolling minority interests in acquisitions of less than a 100% controlling interest; expensing all acquisition-related transaction and restructuring costs; capitalizing in-process research and development assets acquired; and recognizing contingent consideration obligations and contingent gains acquired and contingent losses assumed. FAS 160 requires the classification of noncontrolling interests as a separate component of equity and net earnings attributable to noncontrolling interests as a separate line item on the face of the income statement. FAS 141(R) and FAS 160 require prospective application for all business combinations with acquisition dates on or after the effective date. As disclosed in Note 2, on June 12, 2009, the Corporation acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Accounting Changes (continued)

FAS 160 also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, noncontrolling interests at December 31, 2008 and June 30, 2008, which were previously reported as other noncurrent liabilities, have been reclassified as a separate component of equity. Furthermore, net earnings attributable to noncontrolling interests for the three and six months ended June 30, 2008 have been presented as a separate line item on the Corporation’s consolidated statement of earnings. Consolidated comprehensive earnings for the three and six months ended June 30, 2008 were also adjusted to include the comprehensive earnings attributable to noncontrolling interests.

On January 1, 2009, the Corporation retrospectively adopted Financial Accounting Standards Board Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Corporation pays non-forfeitable dividend equivalents during the vesting period on its restricted stock awards and incentive stock awards, which results in these being considered participating securities. The adoption of FSP EITF 03-6-1 decreased previously-reported basic EPS by $0.02 and previously-reported diluted EPS by $0.01 for the three months ended June 30, 2008. For the six months ended June 30, 2008, the adoption of FSP EITF 03-6-1 decreased previously-reported basic EPS by $0.03 and previously-reported diluted EPS by $0.01.

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements. The diluted per-share computations reflect a change in the number of common shares outstanding (the denominator) to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$38,418	$58,342	$32,561	$79,381
Less: Distributed and undistributed earnings attributable to unvested awards	533	895	504	1,126

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	37,885	57,447	32,057	78,255
Basic and diluted net earnings available to common shareholders from discontinued operations	444	5,462	537	5,288

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$38,329	$62,909	$32,594	$83,543

Basic weighted-average common shares outstanding	44,554	41,333	43,216	41,328
Effect of dilutive employee and director awards	199	263	188	280

Diluted weighted-average common shares outstanding	44,753	41,596	43,404	41,608

Comprehensive Earnings

Consolidated comprehensive earnings consist of consolidated net earnings or loss; amortization of actuarial losses, prior service costs and transition assets related to pension and postretirement benefits; foreign currency translation adjustments; and the amortization of the terminated value of forward starting interest rate swap agreements into interest expense. Consolidated comprehensive earnings for the three and six months ended June 30, 2009 were $43,842,000 and $39,388,000, respectively. For the three and six months ended June 30, 2008, consolidated comprehensive earnings were $66,996,000 and $83,227,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Subsequent Events

The Corporation has evaluated subsequent events through August 4, 2009, which represents the date the Corporation’s Form 10-Q for the quarter ended June 30, 2009 was filed with the Securities and Exchange Commission.

Reclassifications

Certain 2008 amounts, in addition to those required by FAS 160, have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on previously reported results of operations or financial position.

2.	Business Combinations and Discontinued Operations

Business Combinations

On June 12, 2009, the Corporation acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc. The quarry operations are located at Fort Calhoun, Nebraska; Guernsey, Wyoming; and Milford, Utah. Guernsey and Milford are rail-connected quarries while Fort Calhoun ships material via barge on the Missouri River in addition to its local and long-haul truck market in Nebraska. The 49% interest purchased relates to the Granite Canyon, Wyoming, quarry (“Granite Canyon”) where the Corporation is the operating manager. Granite Canyon is a major supplier of railroad ballast serving both the Union Pacific Railroad and Burlington Northern Santa Fe Railway. The acquired locations enhance the Corporation’s existing long-haul distribution network and provide attractive product synergies. For the year ended December 31, 2008, the Corporation’s newly acquired locations, including the partial interest only in Granite Canyon, shipped 3.3 million tons and have aggregates reserves that exceed 250 million tons.

The purchase price for the three quarries plus the remaining 49% interest in Granite Canyon was $65,000,000, which represents the fair value of the assets (cash) given to CEMEX, Inc. Of the total purchase price, the Corporation allocated $48,000,000 to the three quarry locations and $17,000,000 to Granite Canyon based on the locations’ relative fair values.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Business Combinations and Discontinued Operations (continued)

The three new quarry locations represent a business combination and have been accounted for in accordance with FAS 141(R), which requires the purchase price to be allocated to the fair values of the assets acquired and the liabilities assumed. The Corporation recognized goodwill in the amount of $5,277,000, all of which is deductible for income tax purposes. The preliminary fair values of the other assets acquired related to the three quarry locations were allocated as follows (dollars in thousands):

Inventories	$1,918
Mineral reserves and interests	$26,930
Land	$1,220
Machinery and equipment	$12,533
Customer relationships	$290
The $48,000,000 purchase price for the three acquired quarries has been classified as an investing activity in the Corporation’s consolidated statement of cash flows for the six months ended June 30, 2009. In addition, the operating results of the acquired quarries have been included with those of the Corporation since the date of acquisition and are being reported through the Corporation’s West Group in the financial statements.

The purchase of the remaining 49% interest in Granite Canyon represents an equity transaction in accordance with FAS 160. Accordingly, the assets and liabilities related to the noncontrolling interest continued to be valued at their basis at the transaction date; the noncontrolling interest of $4,526,000 was eliminated; additional paid-in capital was reduced by $7,601,000 for the excess of the cash paid, including transaction costs, over the noncontrolling interest at the acquisition date; and a deferred tax asset of $4,933,000 was recorded. In accordance with FAS 160, the total purchase price of $17,060,000 for Granite Canyon has been classified as a financing activity in the Corporation’s consolidated statement of cash flows for the six months ended June 30, 2009.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Business Combinations and Discontinued Operations (continued)

Discontinued operations included the following net sales, pretax gain or loss on operations, pretax gains on disposals, income tax expense and overall net earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Net sales	$67	$941	$116	$3,291

Pretax gain (loss) on operations	$638	$(32)	$768	$13
Pretax gain on disposals	3	9,250	3	8,851

Pretax gain	641	9,218	771	8,864
Income tax expense	197	3,756	234	3,576

Net earnings	$444	$5,462	$537	$5,288

3. Inventories, Net

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Dollars in Thousands)

Finished products	$285,369	$268,763	$255,853
Products in process and raw materials	17,389	17,206	15,817
Supplies and expendable parts	48,888	51,068	45,399

	351,646	337,037	317,069
Less allowances	(17,759)	(19,019)	(19,698)

Total	$333,887	$318,018	$297,371

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three Months Ended June 30, 2009
		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$119,749	$105,870	$398,191	$623,810
Acquisitions	—	—	5,277	5,277

Balance at end of period	$119,749	$105,870	$403,468	$629,087

	Six Months Ended June 30, 2009
		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$118,249	$105,857	$398,191	$622,297
Acquisitions	—	—	5,277	5,277
Adjustments to purchase price allocations	1,500	13	—	1,513

Balance at end of period	$119,749	$105,870	$403,468	$629,087

5.	Long-Term Debt

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Dollars in Thousands)

6.875% Notes, due 2011	$249,910	$249,892	$249,876
6.6% Senior Notes, due 2018	298,027	297,946	297,868
7% Debentures, due 2025	124,360	124,350	124,340
6.25% Senior Notes, due 2037	247,836	247,822	247,808
Floating Rate Senior Notes, due 2010, interest rate of 1.19% at June 30, 2009	224,781	224,650	224,519
5.875% Notes, due 2008	—	—	200,949
Term Loan, due 2012, interest rate of 3.31% at June 30, 2009	128,375	—	—
Revolving Credit Agreement, interest rate of 2.555% at December 31, 2008	—	200,000	—
Commercial paper, interest rate of 3.10% at June 30, 2008	—	—	75,000
Acquisition note, interest rate of 8.00%	617	629	651
Other notes	8,052	9,655	11,718

	1,281,958	1,354,944	1,432,729
Less current maturities	(233,229)	(202,530)	(279,697)

Total	$1,048,729	$1,152,414	$1,153,032

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

On April 23, 2009, the Corporation entered into a $130,000,000 unsecured term loan with a syndicate of banks (the “Term Loan”). The Term Loan bears interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, basis points related to a pricing grid. The base rate is defined as the highest of (i) the bank’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%. At June 30, 2009, the interest rate on the Term Loan was based on one-month LIBOR plus 300 basis points, or 3.31%. At June 30, 2009, the outstanding balance on the Term Loan was $128,375,000. The Term Loan requires quarterly principal payments of $1,625,000 through March 31, 2011 and $3,250,000 thereafter, with the remaining outstanding principal due in full on June 6, 2012.

On April 21, 2009, the Corporation entered into a $100,000,000 three-year secured accounts receivable credit facility (the “AR Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 90% of the Corporation’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the one-month LIBOR plus 2.75%. Under the AR Credit Facility, purchases and settlements will be made bi-weekly between the Corporation and Wells Fargo. Upon the terms and subject to the conditions in the AR Credit Facility, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on such receivables, and may require the Corporation to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Corporation to repurchase receivables that remain outstanding 90 days past their invoice date. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation will carry the receivables and any outstanding borrowings on its consolidated balance sheet. During the second quarter of 2009, the Corporation borrowed $100,000,000 under the AR Credit Facility, which was subsequently repaid in full. At June 30, 2009, there were no borrowings outstanding under the Corporation’s AR Credit Facility.

The Corporation’s $325,000,000 five-year revolving credit agreement, Term Loan and AR Credit Facility are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.50 to 1.00. The Corporation was in compliance with the Ratio at June 30, 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

On April 16, 2008, the Corporation unwound its two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”). The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three and six months ended June 30, 2009, the Corporation recognized $208,000 and $411,000, respectively, net of tax, as additional interest expense. The accumulated other comprehensive loss related to the Swap Agreements at June 30, 2009 was $6,145,000, net of cumulative noncurrent deferred tax assets of $4,020,000. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

6.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, publicly registered long-term notes and debentures and other long-term debt.

Temporary cash investments are placed primarily in money market funds and Eurodollar time deposits with the following financial institutions: Bank of America, N.A., Branch Banking and Trust Company, JP Morgan Chase Bank, N.A. and Wells Fargo Bank, N.A.. The Corporation’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, North Carolina, Texas, Georgia, Iowa and Florida which accounted for approximately 60% of the Aggregate Business’ 2008 net sales). The estimated fair values of customer receivables approximate their carrying amounts.

Notes receivable are primarily related to divestitures and are not publicly traded. However, using current market interest rates, but excluding adjustments for credit worthiness, if any, management estimates that the fair value of notes receivable approximates its carrying amount.

The bank overdraft represents the float of outstanding checks. The estimated fair value of the bank overdraft approximates its carrying value.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Financial Instruments (continued)

The estimated fair value of the Corporation’s publicly registered long-term notes and debentures at June 30, 2009 was $1,022,217,000, compared with a carrying amount of $1,144,914,000 on the consolidated balance sheet. The fair value of this long-term debt was estimated based on quoted market prices. The estimated fair value of other borrowings, including the Corporation’s Term Loan, was $137,044,000 at June 30, 2009 and approximates its carrying amount.

The carrying values and fair values of the Corporation’s financial instruments at June 30, 2009 are as follows (dollars in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$133,380	$133,380
Accounts receivable, net	$250,340	$250,340
Notes receivable	$12,107	$12,107
Bank overdraft	$1,692	$1,692
Long-term debt	$1,281,958	$1,159,261
7.	Income Taxes

As required by FAS 160, income tax expense reported on the Corporation’s consolidated statements of earnings includes income taxes on earnings attributable to both controlling and noncontrolling interests.

	Six Months Ended June 30,
	2009	2008
Estimated effective income tax rate:
Continuing operations	28.4%	29.4%

Discontinued operations	30.4%	40.3%

Consolidated Overall	28.4%	30.2%

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

The change in the year-to-date consolidated overall estimated effective income tax rate during the second quarter of 2009, when compared with the year-to-date consolidated overall effective tax rate as of March 31, 2009, decreased consolidated net earnings for the six months ended June 30, 2009 by $1,482,000, or $0.03 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three and six months ended June 30 (dollars in thousands):

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$2,537	$2,744	$151	$148
Interest cost	5,065	5,167	790	706
Expected return on assets	(3,694)	(5,384)	—	—
Amortization of:
Prior service cost (credit)	149	164	(403)	(379)
Actuarial loss (gain)	3,271	1,024	—	(18)
Settlement charge	—	273	—	—

Total net periodic benefit cost	$7,328	$3,988	$538	$457

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$5,576	$5,731	$279	$291
Interest cost	11,133	10,793	1,459	1,386
Expected return on assets	(8,121)	(11,246)	—	—
Amortization of:
Prior service cost (credit)	327	343	(744)	(744)
Actuarial loss (gain)	7,191	2,140	—	(35)
Settlement charge	—	273	—	—

Total net periodic benefit cost	$16,106	$8,034	$994	$898

The Corporation’s current estimate of contributions to its pension and SERP plans in 2009 ranges from $10,000,000 to $25,000,000.

9.	Contingencies

In the opinion of management and counsel, it is unlikely that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments

The Corporation conducts its aggregates operations through three reportable business segments: Mideast Group, Southeast Group and West Group. The operating results and assets of the quarries acquired from CEMEX, Inc. are being reported in the West Group. The Corporation also has a Specialty Products segment that includes magnesia chemicals and dolomitic lime.

The following tables display selected financial data for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Total revenues:
Mideast Group	$132,463	$180,001	$219,215	$304,582
Southeast Group	111,456	149,715	225,970	275,575
West Group	184,941	217,957	321,957	371,225

Total Aggregates Business	428,860	547,673	767,142	951,382
Specialty Products	37,129	50,151	73,899	97,990

Total	$465,989	$597,824	$841,041	$1,049,372

Net sales:
Mideast Group	$124,820	$168,898	$206,859	$287,571
Southeast Group	92,463	121,752	188,067	224,794
West Group	160,767	190,562	280,301	322,232

Total Aggregates Business	378,050	481,212	675,227	834,597
Specialty Products	33,243	45,205	66,399	88,101

Total	$411,293	$526,417	$741,626	$922,698

Earnings (Loss) from operations:
Mideast Group	$33,959	$61,437	$39,113	$93,542
Southeast Group	10,086	13,441	18,235	22,990
West Group	29,580	32,076	29,624	33,798

Total Aggregates Business	73,625	106,954	86,972	150,330
Specialty Products	7,819	9,744	14,161	18,821
Corporate	(8,438)	(11,815)	(17,237)	(21,410)

Total	$73,006	$104,883	$83,896	$147,741

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Aggregates	$351,430	$453,946	$627,314	$784,934
Asphalt	13,766	12,195	22,946	23,600
Ready Mixed Concrete	7,030	10,501	15,107	19,429
Road Paving	3,721	3,148	6,202	4,504
Other	2,103	1,422	3,658	2,130

Total Aggregates Business	378,050	481,212	675,227	834,597
Specialty Products	33,243	45,205	66,399	88,101

Total	$411,293	$526,417	$741,626	$922,698

11.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Other current and noncurrent assets	$(5,648)	$(5,745)
Notes receivable	(7)	100
Accrued salaries, benefits and payroll taxes	(6,211)	(2,925)
Accrued insurance and other taxes	7,079	7,451
Accrued income taxes	15,713	19,895
Accrued pension, postretirement and postemployment benefits	10,378	5,823
Other current and noncurrent liabilities	(3,448)	(327)

	$17,856	$24,272

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	Accrual for Reduction in Workforce

During the fourth quarter of 2008, the Corporation accrued severance and other termination benefits for certain employees that were terminated as part of a reduction in workforce designed to control its cost structure. During the three and six months ended June 30, 2009, the Corporation paid $889,000 and $2,061,000, respectively, in accordance with the terms of the severance arrangements. The remaining accrual of $2,144,000 at June 30, 2009 is expected to be paid within the upcoming twelve months.

13.	Sale of Equity Securities

On March 5, 2009, the Corporation entered into a distribution agreement with J.P. Morgan Securities Inc. (“J.P. Morgan”). Under the distribution agreement, the Corporation could offer and sell up to 5,000,000 shares of its common stock having an aggregate offering price of up to $300,000,000 from time to time through J.P. Morgan, as distribution agent. From March 5, 2009 through March 31, 2009, the Corporation sold 3,051,365 shares of its common stock at an average price of $77.90 per share, resulting in gross proceeds to the Corporation of $237,701,000. The aggregate net proceeds from such sales were $232,827,000 after deducting related expenses, including $4,800,000 in gross sales commissions paid to J.P. Morgan. The Corporation did not sell any shares of its common stock pursuant to the distribution agreement during the three months ended June 30, 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 289 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential buildings. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.
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
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2009 and 2008 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross profit	$111,778	$139,469	$160,254	$214,614

Total revenues	$465,989	$597,824	$841,041	$1,049,372

Gross margin	24.0%	23.3%	19.1%	20.5%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross profit	$111,778	$139,469	$160,254	$214,614

Total revenues	$465,989	$597,824	$841,041	$1,049,372
Less: Freight and delivery revenues	(54,696)	(71,407)	(99,415)	(126,674)

Net sales	$411,293	$526,417	$741,626	$922,698

Gross margin excluding freight and delivery revenues	27.2%	26.5%	21.6%	23.3%

Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings from operations	$73,006	$104,883	$83,896	$147,741

Total revenues	$465,989	$597,824	$841,041	$1,049,372

Operating margin	15.7%	17.5%	10.0%	14.1%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings from operations	$73,006	$104,883	$83,896	$147,741

Total revenues	$465,989	$597,824	$841,041	$1,049,372
Less: Freight and delivery revenues	(54,696)	(71,407)	(99,415)	(126,674)

Net sales	$411,293	$526,417	$741,626	$922,698

Operating margin excluding freight and delivery revenues	17.8%	19.9%	11.3%	16.0%

Operating margin excluding freight and delivery revenues and excluding nonrecurring items is a non-GAAP measure. The following table reconciles operating margin excluding freight and delivery revenues and excluding nonrecurring items to operating margin excluding freight and delivery revenues for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Earnings from operations	$73,006	$104,883	$83,896	$147,741
Add: Nonrecurring transaction costs and property losses	2,943	—	2,943	—
Less: Gains on the exchange transaction with Vulcan Materials Company	—	(7,188)	—	(7,188)
Less: Gain on sale of land			—	(5,465)

Earnings from operations excluding nonrecurring items	$75,949	$97,695	$86,839	$135,088

Total revenues	$465,989	$597,824	$841,041	$1,049,372
Less: Freight and delivery revenues	(54,696)	(71,407)	(99,415)	(126,674)

Net sales	$411,293	$526,417	$741,626	$922,698

Operating margin excluding freight and delivery revenues and excluding nonrecurring items	18.5%	18.6%	11.7%	14.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Quarter Ended June 30
Notable items for the quarter ended June 30, 2009 included:
•	Net sales of $411.3 million, down 22% compared with the 2008 second quarter

•	Consolidated gross profit margin excluding freight and delivery revenues of 27.2%, up 70 basis points over the prior-year quarter

•	Earnings from operations of $73.0 million compared with $104.9 million in the prior-year quarter

•	Earnings per diluted share of $0.86, compared with $1.51 for the prior-year quarter

•	Heritage aggregates product line pricing up 3.7% and volume down 25.6%

•	Energy costs down $27 million, or 45%, compared with the prior-year quarter

•	Selling, general and administrative expenses down $5.3 million compared with the prior-year quarter

•	Secured new bank financing in advance of April 2010 debt maturity

•	Aggregates quarries acquired from CEMEX, Inc. in June 2009 fully integrated

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2009 and 2008. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million and $0.1 million for the quarters ended June 30, 2009 and 2008, respectively. Consolidated other operating income and expenses, net, was expense of $1.8 million and income of $7.6 million for the quarters ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)

Net sales:
Mideast Group	$124,820		$168,898
Southeast Group	92,463		121,752
West Group	160,767		190,562

Total Aggregates Business	378,050	100.0	481,212	100.0
Specialty Products	33,243	100.0	45,205	100.0

Total	$411,293	100.0	$526,417	100.0

Gross profit:
Mideast Group	$44,966		$66,565
Southeast Group	17,265		19,508
West Group	38,320		40,804

Total Aggregates Business	100,551	26.6	126,877	26.4
Specialty Products	10,286	30.9	12,398	27.4
Corporate	941	—	194	—

Total	$111,778	27.2	$139,469	26.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)

Selling, general & administrative expenses:
Mideast Group	$11,127		$11,787
Southeast Group	6,665		6,676
West Group	10,457		11,179

Total Aggregates Business	28,249	7.5	29,642	6.2
Specialty Products	2,332	7.0	2,537	5.6
Corporate	6,185	—	9,860	—

Total	$36,766	8.9	$42,039	8.0

Earnings (Loss) from operations:
Mideast Group	$33,959		$61,437
Southeast Group	10,086		13,441
West Group	29,580		32,076

Total Aggregates Business	73,625	19.5	106,954	22.2
Specialty Products	7,819	23.5	9,744	21.6
Corporate	(8,438)	—	(11,815)	—

Total	$73,006	17.8	$104,883	19.9

Given the economic climate, the second quarter was predictably difficult as management continued to guide the business through the worst recession since the 1930’s. The 3.7% increase in heritage aggregates pricing was achieved despite a 25.6% decline in second quarter heritage aggregates volume compared with the prior-year quarter, which was exacerbated by weather. The extended economic downturn has significantly affected state budgets, and the Corporation is experiencing a more pronounced pullback in infrastructure construction spending than expected. In terms of aggregates shipments, May is historically the strongest month of the year. However, three of the Corporation’s top five states, specifically, North Carolina, Georgia and Florida, experienced record rainfall, making this May the weakest month of the quarter, with shipments declining 30% compared with the prior-year period.
Commercial construction activity remains weak, primarily in office and retail construction. However, there has been a resurgence in alternative-energy construction projects, namely wind farms in Iowa, and the Corporation is benefiting from those projects as well as the continued strength of the farm economy through its position in the Midwest. Further, while little has changed at mid-year with respect to residential construction, indicators increasingly point to the beginning of a recovery in the second half of 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	June 30, 2009
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(29.9%)	5.6%
Southeast Group	(27.2%)	2.7%
West Group	(21.4%)	4.4%
Heritage Aggregates Operations	(25.6%)	3.7%
Aggregates Product Line (3)	(25.5%)	3.8%

	Three Months Ended
	June 30,
	2009	2008
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	10,511	15,001
Southeast Group	8,007	10,997
West Group	15,445	19,647

Heritage Aggregates Operations	33,963	45,645
Acquisitions	137	—
Divestitures (4)	12	154

Aggregates Product Line (3)	34,112	45,799

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
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
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Specialty Products’ net sales were $33.2 million for the second quarter 2009 compared with $45.2 million for the prior-year period. The decrease in net sales is due to reduced dolomitic lime shipments to the steel industry and slowing magnesia chemicals sales consistent with declines in general industrial demand. The Specialty Products business has responded to this slowdown through workforce downsizing to match current demand, a reduction in required maintenance activities and limiting contract services. These measures, together with a decrease in the cost and consumption of natural gas, combined to expand gross profit margin by 350 basis points over the second quarter 2009 to 30.9%. Earnings from operations for the quarter of $7.8 million decreased $1.9 million compared with the prior-year quarter.
By maintaining its focus on operating performance and cost discipline, the Corporation expanded consolidated gross profit margin excluding freight and delivery revenues by 70 basis points over the same period in 2008 to 27.2%. The gross profit margin improvement was driven by a 3.7% increase in heritage aggregates pricing as well as an $87.4 million, or 22.6%, decline in consolidated cost of sales. The lower cost of sales was achieved despite expected increases in both depreciation and pension costs. Energy costs were down $27 million, or 45%, from the second quarter of 2008. A 58% decline in the cost of diesel fuel was the primary component.
The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2008	$139,469

Aggregates Business:
Pricing strength	17,801
Volume weakness	(120,962)
Cost decreases, net	76,835

Decrease in Aggregates Business gross profit	(26,326)
Specialty Products	(2,112)
Corporate	747

Decrease in consolidated gross profit	(27,691)

Consolidated gross profit, quarter ended June 30, 2009	$111,778

Selling, general and administrative expenses were down $5.3 million for the quarter compared with the 2008 second quarter. Personnel costs declined $2.6 million, after absorbing a $1.5 million increase in pension expense. The Corporation’s objective continues to be to reduce selling, general and administrative spending after absorbing the pension expense increase expected this year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. For the second quarter, consolidated other operating income and expenses, net, was an expense of $1.8 million in 2009 compared with income of $7.6 million in 2008. Second quarter 2009 and 2008 consolidated other operating income and expenses, net, included several nonrecurring items. Second quarter 2009 included $1.7 million of transaction costs and $1.2 million of property losses. Second quarter 2008 results included a $7.2 million gain on the disposals of an idle facility north of San Antonio, Texas (West Group), and land in Henderson, North Carolina (Mideast Group) in connection with the exchange transaction with Vulcan Materials Company (“VMC”).
For the second quarter, consolidated earnings from operations were $73.0 million in 2009, compared with $104.9 million in 2008. Consolidated operating margin excluding freight and delivery revenues was 17.8% for the second quarter of 2009 compared with 19.9% in the second quarter of 2008. Excluding the effects of the nonrecurring items recorded in other operating income and expenses, net, operating margin excluding freight and delivery revenues for second quarter of 2009 and 2008 would have been 18.5% and 18.6%, respectively.
Interest expense was $18.7 million for the second quarter 2009 as compared with $19.3 million for the prior-year quarter. The decrease primarily resulted from lower outstanding borrowings during the three months ended June 30, 2009 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended June 30, was income of $1.3 million in 2009 compared with income of $0.4 million in 2008, primarily as a result of higher interest income and a higher gain on foreign currency transactions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Six Months Ended June 30
Notable items for the six months ended June 30, 2009 included:
•	Net sales of $741.6 million, down 20% compared with prior-year period

•	Earnings from operations of $83.9 million compared with $147.7 million in the prior-year period

•	Earnings per diluted share of $0.75, compared with $2.01 for the prior-year period

•	Heritage aggregates product line pricing up 3.6% and volume down 23.0%

•	Selling, general and administrative expenses down $5.8 million compared with the prior-year period

•	Strengthened financial flexibility through issuance of 3.1 million shares of common stock for $233 million

•	Secured new bank financing in advance of April 2010 debt maturity

•	Aggregates quarries acquired from CEMEX, Inc. in June 2009 fully integrated
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2009 and 2008. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.3 million for the six months ended June 30, 2009 and 2008, respectively. Consolidated other operating income and expenses, net, was expense of $2.1 million and income of $13.2 million for the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$206,859		$287,571
Southeast Group	188,067		224,794
West Group	280,301		322,232

Total Aggregates Business	675,227	100.0	834,597	100.0
Specialty Products	66,399	100.0	88,101	100.0

Total	$741,626	100.0	$922,698	100.0

Gross profit:
Mideast Group	$60,935		$103,967
Southeast Group	32,125		35,452
West Group	49,060		52,848

Total Aggregates Business	142,120	21.0	192,267	23.0
Specialty Products	18,960	28.6	24,146	27.4
Corporate	(826)	—	(1,799)	—

Total	$160,254	21.6	$214,614	23.3

Selling, general & administrative expenses:
Mideast Group	$22,269		$23,105
Southeast Group	13,186		13,186
West Group	21,150		22,473

Total Aggregates Business	56,605	8.4	58,764	7.0
Specialty Products	4,686	7.1	5,055	5.7
Corporate	12,632	—	15,916	—

Total	$73,923	10.0	$79,735	8.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)

	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$39,113		$93,542
Southeast Group	18,235		22,990
West Group	29,624		33,798

Total Aggregates Business	86,972	12.9	150,330	18.0
Specialty Products	14,161	21.3	18,821	21.4
Corporate	(17,237)	—	(21,410)	—

Total	$83,896	11.3	$147,741	16.0

Net sales for the Aggregates business for the six months ended June 30 were $675.2 million in 2009, a 19.1% decline versus 2008 net sales of $834.6 million. The decrease in net sales is due to the recession and wet weather conditions in several of the Corporation’s top revenue-generating states. Aggregates pricing at heritage locations was up 3.6%, while volume decreased 23.0%. Inclusive of acquisitions and divestitures, aggregates pricing for the six months ended June 30, 2009 increased 3.8% and aggregates product line volume decreased 23.3%.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended
	June 30, 2009
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(30.5%)	3.6%
Southeast Group	(20.3%)	3.7%
West Group	(19.1%)	5.7%
Heritage Aggregates Operations	(23.0%)	3.6%
Aggregates Product Line (3)	(23.3%)	3.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)

	Six Months Ended
	June 30,
	2009	2008
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	17,193	24,741
Southeast Group	15,968	20,033
West Group	27,189	33,621

Heritage Aggregates Operations	60,350	78,395
Acquisitions	137	—
Divestitures (4)	25	470

Aggregates Product Line (3)	60,512	78,865

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
Specialty Products’ net sales were $66.4 million for the first six months of 2009 compared with $88.1 million for the prior-year period. The decrease in net sales is due to reduced dolomitic lime shipments to the steel industry and slowing magnesia chemicals sales. Earnings from operations for the six months ended June 30, 2009 were $14.2 million compared with $18.8 million for the prior-year period.
The Corporation’s gross margin excluding freight and delivery revenues for the six months ended June 30 decreased 170 basis points to 21.6% in 2009. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2008	$214,614

Aggregates Business:
Pricing strength	31,905
Volume weakness	(191,276)
Cost decreases, net	109,224

Decrease in Aggregates Business gross profit	(50,147)
Specialty Products	(5,186)
Corporate	973

Decrease in consolidated gross profit	(54,360)

Consolidated gross profit, six months ended June 30, 2009	$160,254

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Selling, general and administrative expenses declined $5.8 million during the six months ended June 30, 2009, with other savings offsetting a $3.3 million increase in pension expense. The Corporation’s objective continues to be to reduce selling, general and administrative spending after absorbing pension expense increases.
For the six months ended June 30, consolidated other operating income and expenses, net, was an expense of $2.1 million in 2009 compared with income of $13.2 million in 2008 and included several nonrecurring items. The results for the six months ended June 30, 2009 included $1.7 million of transaction costs and $1.2 million of property losses. The results for the six months ended June 30, 2008 included a $5.5 million gain on the sale of land (Mideast Group) and a $7.2 million gain on the disposals of an idle facility north of San Antonio, Texas (West Group), and land in Henderson, North Carolina (Mideast Group) in connection with the exchange transaction with VMC.
Consolidated operating margin excluding freight and delivery revenues was 11.3% for the six months ended June 30 2009 compared with 16.0% in the prior-year period. The 2009 decrease of 470 basis points as compared with 2008 is due to the Corporation’s lower gross margin excluding freight and delivery revenues and lower other operating income and expenses, net. Excluding the nonrecurring items recorded in other operating income and expenses, net, operating margin excluding freight and delivery revenues for the six months ended June 30, 2009 and 2008 would have been 11.7% and 14.6%, respectively.
Consolidated interest expense was $37.2 million for the six months ended June 30, 2009 as compared with $35.1 million for the prior-year period. The increase primarily resulted from interest for the $130 million Term Loan issued in April 2009, as well as other short-term borrowings.
The change in the year-to-date consolidated overall estimated effective income tax rate during the second quarter of 2009, when compared with the year-to-date consolidated overall effective tax rate as of March 31, 2009, decreased consolidated net earnings for the six months ended June 30, 2009 by $1.5 million, or $0.03 per diluted share.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the six months ended June 30, 2009 was $116.7 million compared with $126.5 million in the comparable period of 2008. Operating cash flow is generally from consolidated net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first six months of 2009 as compared with the year-earlier period reflects lower consolidated net earnings before depreciation, depletion and amortization and a higher buildup of inventories due to declining shipment volumes, which was partially offset by a lower increase in accounts receivable as a result of lower net sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Depreciation, depletion and amortization was as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Depreciation	$84,091	$78,340
Depletion	1,741	1,794
Amortization	1,543	1,563

	$87,375	$81,697

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2008 net cash provided by operating activities was $341.7 million, compared with $126.5 million for the first six months of 2008.
Capital expenditures, exclusive of acquisitions, for the first six months were $74.8 million in 2009 and $159.4 million in 2008. Capital expenditures during the first six months of 2008 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $258.2 million in 2008. Full-year capital spending for 2009 has been curtailed and is now expected to approximate $165 million, excluding the Hunt Martin Materials joint venture and acquisitions. However, 2009 capital spending could be reduced further, if necessary, to a maintenance level, defined as aggregates depreciation, depletion and amortization.
During the first six months of 2009 and 2008, the Corporation paid $49.5 million and $218.4 million, respectively, for acquisitions. On June 12, 2009, the Corporation acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc. for a total of $65 million in cash. Of this total, $48 million was allocated to the purchase price for the three quarry locations. During the first six months of 2008, the Corporation acquired certain assets of the Specialty Magnesia Division of Morton International, Inc. relating to the ElastoMag® product, a granite quarry near Asheboro, North Carolina and six quarry locations in Georgia and Tennessee.
In addition to the three quarries acquired in 2009, the Corporation also purchased from CEMEX, Inc. the remaining 49% interest in its existing joint venture at the Granite Canyon, Wyoming, quarry for $17.1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
On March 5, 2009, the Corporation entered into a distribution agreement with J.P. Morgan Securities Inc. (“J.P. Morgan”). Under the distribution agreement, the Corporation could offer and sell up to 5,000,000 shares of its common stock having an aggregate offering price of up to $300 million from time to time through J.P. Morgan, as distribution agent. From March 5, 2009 through March 31, 2009, the Corporation sold 3,051,365 shares of its common stock at an average price of $77.90 per share, resulting in gross proceeds to the Corporation of $237.7 million. The aggregate net proceeds from such sales were $232.8 million after deducting related expenses, including $4.8 million in gross sales commissions paid to J.P. Morgan. The Corporation did not sell any shares of its common stock pursuant to the distribution agreement during the three months ended June 30, 2009.
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2009. Management currently has no intent to repurchase any shares of its common stock. At June 30, 2009, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
On April 23, 2009, the Corporation entered into a $130 million unsecured term loan with a syndicate of banks (the “Term Loan”). The Term Loan bears interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, basis points related to a pricing grid. The base rate is defined as the highest of (i) the bank’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%. At June 30, 2009, the interest rate on the Term Loan was based on one-month LIBOR plus 300 basis points, or 3.31%. The outstanding balance on the Term Loan was $128.4 million at June 30, 2009. The Term Loan requires quarterly principal payments of $1.6 million through March 31, 2011 and $3.3 million thereafter, with the remaining outstanding principal due in full on June 6, 2012.
On April 21, 2009, the Corporation entered into a $100 million three-year secured accounts receivable credit facility (the “AR Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 90% of the Corporation’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the one-month LIBOR plus 2.75%. Under the AR Credit Facility, purchases and settlements will be made bi-weekly between the Corporation and Wells Fargo. Upon the terms and subject to the conditions in the AR Credit Facility, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on such receivables, and may require the Corporation to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Corporation to repurchase receivables that remain outstanding 90 days past their invoice date. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation will carry the receivables and any outstanding borrowings on its consolidated balance sheet. During the second quarter of 2009, the Corporation borrowed $100 million under the AR Credit Facility, which was subsequently repaid in full. At June 30, 2009, there were no borrowings outstanding under the Corporation’s AR Credit Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
On April 14, 2009, the Corporation repaid $180 million of borrowings outstanding under its $325 million five-year revolving credit agreement (the “Credit Agreement”).
The Corporation’s Credit Agreement, Term Loan and AR Credit Facility are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.50 to 1.00. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At June 30, 2009, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 2.82 and was calculated as follows (dollars in thousands):

Twelve Month Period
July 1, 2008 to
June 30, 2009

Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$134,440
Add back:
Interest expense	76,337
Income tax expense	51,992
Depreciation, depletion and amortization expense	171,157
Stock-based compensation expense	21,752
Deduct:
Interest income	(1,225)

Consolidated EBITDA, as defined	$454,453

Consolidated debt at June 30, 2009	$1,281,958

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2009 for the trailing twelve month EBITDA	2.82

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement, Term Loan and AR Credit Facility and declare any outstanding balance as immediately due.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At June 30, 2009, the Corporation had $323 million of unused borrowing capacity under its Credit Agreement, subject to complying with the related leverage covenant. Consistent with the Corporation’s objective of obtaining sufficient committed financing at least twelve months in advance of pending maturities, the AR Credit Facility and Term Loan provide sufficient liquidity to refinance the maturity of the Corporation’s $225 million of Senior Notes due in April 2010. The proceeds from the new credit facilities and the equity issuances were used to pay down outstanding amounts under the Corporation’s Credit Agreement and will provide financing flexibility for, among other things, potential strategic activity.
The Corporation’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. Based on discussions with the Corporation’s bank group, the Corporation expects to have continued access to the public credit market, although at a higher cost of debt when compared with its 5.36% weighted average interest rate at June 30, 2009.
The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size would require an appropriate balance of newly issued equity with debt in order to maintain an investment grade credit rating. Borrowings under the AR Credit Facility would be limited based on the balance of the Corporation’s accounts receivable. Furthermore, the Corporation is exposed to risk from tightening credit markets, through the interest cost related to its $225 million Floating Rate Senior Notes due in 2010, AR Credit Facility and Term Loan and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. Currently, the Corporation’s senior unsecured debt is rated BBB+ by Standard & Poor’s and Baa3 by Moody’s. The Corporation’s commercial paper obligations are rated A-2 by Standard & Poor’s and P-3 by Moody’s. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Contractual Obligations
At June 30, 2009, the Corporation’s contractual obligations related to its Term Loan were as follows (dollars in thousands):

	Total	< 1 yr	1-3 yrs.
Long-term debt	$128,375	$6,500	$121,875
Interest (off balance sheet)	11,726	4,169	7,557

Total	$140,101	$10,669	$129,432

ACCOUNTING CHANGES As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2009, the Corporation adopted FAS 141(R), FAS 160 and FSP EITF 03-6-1.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
The Corporation has seen increased infrastructure bidding activity directly attributable to the federal economic stimulus, or the American Recovery and Reinvestment Act, and a rise in actual projects awarded in a significant number of states. Unfortunately, it is taking longer than management expected for jobs to progress into the actual construction phase and, as a result, shipments to stimulus jobs in the second quarter were below management’s expectations. Management now believes that about 25% of stimulus projects will commence in the second half of the year, with most of the remainder doing so in 2010. The Corporation has been awarded jobs from other stimulus components, including Army Corps of Engineers projects along its river-distribution network. Consistent with the timing for infrastructure projects, these jobs will also be weighted toward the back half of 2009 and into 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Another example of the increased infrastructure activity is the sale, on July 15, 2009, by the North Carolina Turnpike Authority (“NCTA”) of $624 million in bonds to finance North Carolina’s first modern toll road, the Triangle Expressway. In addition, the NCTA obtained a $387 million loan from the federal Department of Transportation to complete the project’s financing. The Corporation will supply aggregates on a significant section of this project and expects shipments to commence in 2009; the highway should open for traffic in 2011. Management first reported this project’s passage in the second quarter of 2008 as the first significant step in the NCTA’s initial mission to study, plan, develop, construct and maintain up to nine projects. At that particular time, the North Carolina legislature had passed a budget that provided funding for the construction of four toll road projects for a total of $3.2 billion. Subsequently, credit market disruptions prevented the NCTA from issuing bonds and the related jobs were delayed. Such delays generally are not uncommon in the current economic environment as Departments of Transportation, turnpike authorities, and other state and local governing bodies use alternative financing vehicles to underwrite much needed road construction.
OUTLOOK As previously stated, management believes that the remainder of 2009 will continue to be challenging as the Corporation deals with an uncertain United States economy. Management is carefully monitoring the fiscal condition and activities of the states in which the Corporation does business and how quickly they can move jobs funded by the stimulus program into the actual construction phase. In addition, management is watching closely as many states explore alternative means of funding their infrastructure over the longer term. Infrastructure demand will continue to be pressured as states grapple with long-term resolutions for their budget deficits. Commercial demand is weak, primarily in office and retail construction and while management believes residential construction has neared its bottom in many of our markets, it does not expect growth in the homebuilding sector to materialize significantly in 2009. In contrast, management expects steady growth for chemical-grade aggregates used for flue gas desulfurization and in agriculture lime, as well as ballast used in the railroad industry. In the Specialty Products segment, demand for magnesia-based chemicals products should track the general economy. With steel production forecasted to decline in line with general industrial demand, management does not expect volume growth in 2009 of dolomitic lime, which is used as a fluxing agent in steel production. Management continues to expect favorable energy prices experienced during the first six months of 2009 to contribute a range of $35 million to $50 million to operating profitability in 2009.
Based upon management’s current economic view, the Corporation’s 2009 guidance of net earnings per diluted share, including the effect of the economic stimulus plan, is in the range of $2.70 to $3.30. This outlook incorporates the following assumptions: aggregates volumes to range from down 15% to 18% compared with 2008; the rate of price increase for the aggregates product line to range from 3.5% to 5% compared with 2008; and Specialty Products segment to contribute $28 million to $30 million in pretax earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Although it is too early to provide guidance for 2010, management has begun to frame its initial view on the upcoming year. As noted above, the Corporation has seen some of the projects that it had earlier anticipated to commence in 2009 now beginning next year. Specifically, management believes there will be a significant increase in infrastructure-related projects as the effects of federal economic stimulus work their way into the economy. Management continues to believe it will see a moderate increase in aggregates volume to portions of homebuilding, and steady growth for chemical grade aggregates used for flue gas desulfurization and in agricultural lime, as well as ballast used in the railroad industry. These markets cumulatively comprised 69% of the Corporation’s 2008 aggregates volumes and management expects them to increase in 2010. Commercial construction represents the balance of the Corporation’s aggregates volume and, while management expects a decline in commercial construction volumes in 2010, it does not have meaningful visibility into these markets at this time. Aggregates pricing growth in 2010 is expected to trend closer to the Corporation’s 20-year average.
The 2009 estimated earnings range includes management’s assessment of the likelihood of certain risk factors that will affect performance within the range. The most significant risk to 2009 earnings, whether within or outside current earnings expectations, will be, as previously noted, the performance of the United States economy and that performance’s effect on construction activity. Management has estimated its earnings range, assuming a stabilization of the United States economy in the second half of 2009. Should the second half 2009 stabilization not occur or the economy worsens, earnings could vary significantly.
Risks to the earnings range are primarily volume-related and include a greater-than-expected drop in demand as a result of the continued delays in federal stimulus and state infrastructure projects, a continued decline in commercial construction, a further decline in residential construction, or some combination thereof. Further, increased highway construction funding pressures as a result of either federal or state issues can affect profitability. Currently, nearly all states are experiencing state-level funding pressures driven by lower tax revenues and an inability to finance approved projects. North Carolina and Texas are among the states experiencing these pressures and these states disproportionately affect revenue and profitability. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel and other fuels change production costs directly through consumption or indirectly in the increased cost of energy-related consumables, namely steel, explosives, tires and conveyor belts. Changing diesel costs also affect transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Corporation’s earnings expectations do not include rapidly increasing diesel costs or sustained periods of increased diesel fuel cost during 2009 at the level experienced in 2008 and, in fact, expectations are that reduced diesel costs will contribute $35 million to $50 million in profitability in 2009. The Corporation experienced favorable diesel costs in the first six months of 2009, but there is no guarantee that this level of cost decrease will continue. The availability of transportation in the Corporation’s long-haul network, particularly the availability of barges on the Mississippi River system and the availability of rail cars and

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast region. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Opportunities to reach the upper end of the earnings range depend on demand exceeding expectations for the aggregates product line.
Risks to earnings outside of the range include a change in volume beyond current expectations as a result of economic events outside of the Corporation’s control. In addition to the impact on commercial and residential construction, the Corporation is exposed to risk in its earnings expectations from tightening credit markets and the availability of and interest cost related to its debt. If volumes decline worse than expected, the Corporation is exposed to greater risk in its earnings, including its debt covenant, as the pressure of operating leverage increases disproportionately.
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
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy and assumed stabilization in the second half of 2009; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Georgia, Texas and South Carolina, which when coupled with North Carolina, represented 52% of 2008 net sales in the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the commercial construction market, notably office and retail space, and the continued decline in residential construction; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; further weakening in the steel industry markets served by the Corporation’s dolomitic lime products; increased interest cost resulting from further tightening of the credit markets; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if volumes decline worse than expected; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2009
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
For the Quarter Ended June 30, 2009
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
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates as a result of any temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding short-term facility borrowings; Floating Rate Senior Notes; AR Credit Facility and Term Loan; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by petroleum-based product costs. The Corporation has no counterparty risk.
Short-Term Facility Borrowings. The Corporation’s short-term facility borrowings include a $325 million Credit Agreement which supports its commercial paper program and a $325 million commercial paper program. Borrowings under these facilities bear interest at a variable interest rate. However, at June 30, 2009, there were no outstanding Credit Agreement, or commercial paper borrowings.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
AR Credit Facility and Term Loan. The Corporation has a $100 million AR Credit Facility that bears interest at a variable rate equal to the one-month LIBOR plus 2.75%. However, at June 30, 2009, there were no borrowings outstanding under the Corporation’s AR Credit Facility. The Corporation also has a $130 million Term Loan that bears interest at a rate equal to the one-month LIBOR plus 3.0%. As the Term Loan bears interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100-basis-point increase in interest rates on outstanding borrowings at June 30, 2009 of $128.4 million would increase interest expense by $1.3 million on an annual basis.
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
Aggregate Risk for Interest Rates and Petroleum-Based Product Costs. Interest rate risk in 2009 is limited to the potential effect related to the Corporation’s Floating Rate Senior Notes and Term Loan. The effect of a hypothetical increase in interest rates of 1% on the $225 million Floating Rate Senior Notes and $128.4 million of borrowings under the Term Loan would be an increase of $3.6 million in interest expense on an annual basis. Additionally, a 10% change in petroleum-based product prices would impact annual pretax earnings by $20.7 million.
Item 4. Controls and Procedures
As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

April 1, 2009 — April 30, 2009	—	$—	—	5,041,871

May 1, 2009 — May 31, 2009	—	$—	—	5,041,871

June 1, 2009 — June 30, 2009	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
PART II-OTHER INFORMATION
(Continued)
Item 4. Submission of Matters to a Vote of Security Holders.
At the Annual Meeting of Shareholders held on May 27, 2009, the shareholders of Martin Marietta Materials, Inc.:
(a)	Elected David G. Maffucci, William E. McDonald, Frank H. Menaker, Jr. and Richard A. Vinroot to the Board of Directors of the Corporation to terms expiring at the Annual Meeting of Shareholders in the year 2012. The following table sets forth the votes for each director.

	Votes Cast For	Withheld
David G. Maffucci	39,247,217	398,760
William E. McDonald	35,954,333	3,691,644
Frank H. Menaker, Jr.	35,989,054	3,656,923
Richard A. Vinroot	33,237,668	6,408,309
(b)	Ratified the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2009. The voting results for this ratification were 39,173,116 — For; 446,288 — Against; and 26,572 — Abstained.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

10.01	Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

31.01	Certification dated August 4, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 4, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 4, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 4, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: August 4, 2009	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Senior Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
EXHIBIT INDEX

Exhibit No.	Document

10.01	Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

31.01	Certification dated August 4, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 4, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 4, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 4, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002