Form 10-Q
period 2009-09-30
MARTIN MARIETTA MATERIALS INC
filed 2009-11-03
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2009
Common Stock, $0.01 par value	44,636,355

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$193,835	$37,794	$13,896
Accounts receivable, net	241,520	211,596	300,416
Inventories, net	329,781	318,018	305,550
Current portion of notes receivable, net	1,206	1,474	1,354
Current deferred income tax benefits	58,272	57,967	29,347
Other current assets	20,352	38,182	23,098

Total Current Assets	844,966	665,031	673,661

Property, plant and equipment	3,436,078	3,320,905	3,315,558
Allowances for depreciation, depletion and amortization	(1,737,939)	(1,630,376)	(1,597,112)

Net property, plant and equipment	1,698,139	1,690,529	1,718,446

Goodwill	624,224	622,297	613,634
Other intangibles, net	12,887	13,890	14,339
Noncurrent notes receivable, net	12,252	7,610	7,594
Other noncurrent assets	40,213	33,145	35,958

Total Assets	$3,232,681	$3,032,502	$3,063,632

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$162	$4,677	$5,670
Accounts payable	61,741	62,921	97,247
Accrued salaries, benefits and payroll taxes	18,155	19,232	18,809
Pension and postretirement benefits	5,852	3,728	3,135
Accrued insurance and other taxes	34,307	23,419	37,005
Income taxes	2,469	—	11,418
Current maturities of long-term debt and short-term facilities	226,025	202,530	203,517
Accrued interest	27,680	13,277	32,041
Other current liabilities	18,394	18,855	15,714

Total Current Liabilities	394,785	348,639	424,556

Long-term debt	1,038,873	1,152,414	1,152,715
Pension, postretirement and postemployment benefits	193,249	207,830	100,437
Noncurrent deferred income taxes	175,255	174,308	189,237
Other noncurrent liabilities	78,543	82,051	76,481

Total Liabilities	1,880,705	1,965,242	1,943,426

Equity:
Common stock, par value $0.01 per share	446	414	414
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	319,777	78,545	74,809
Accumulated other comprehensive loss	(89,267)	(101,672)	(36,952)
Retained earnings	1,080,084	1,044,417	1,036,944

Total Shareholders’ Equity	1,311,040	1,021,704	1,075,215
Noncontrolling interests	40,936	45,556	44,991

Total Equity	1,351,976	1,067,260	1,120,206

Total Liabilities and Equity	$3,232,681	$3,032,502	$3,063,632

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
		(Unaudited)

Net Sales	$428,615	$525,662	$1,169,627	$1,447,621
Freight and delivery revenues	59,696	73,049	159,110	199,708

Total revenues	488,311	598,711	1,328,737	1,647,329

Cost of sales	310,865	374,088	891,691	1,081,243
Freight and delivery costs	59,696	73,049	159,110	199,708

Total cost of revenues	370,561	447,137	1,050,801	1,280,951

Gross Profit	117,750	151,574	277,936	366,378

Selling, general & administrative expenses	32,932	37,734	106,855	117,470
Research and development	51	145	350	457
Other operating (income) and expenses, net	(4,448)	(1,216)	(2,311)	(14,387)

Earnings from Operations	89,215	114,911	173,042	262,838

Interest expense	18,181	19,498	55,358	54,636
Other nonoperating (income) and expenses, net	(1,196)	766	(1,514)	298

Earnings from continuing operations before taxes on income	72,230	94,647	119,198	207,904
Income tax expense	15,309	26,173	28,667	59,481

Earnings from Continuing Operations	56,921	68,474	90,531	148,423
(Loss) Gain on discontinued operations, net of related tax expense of $36, $1,809, $275 and $5,308, respectively	(53)	(167)	548	5,011

Consolidated net earnings	56,868	68,307	91,079	153,434
Less: Net earnings attributable to noncontrolling interests	1,354	1,981	2,467	2,439

Net Earnings Attributable to Martin Marietta Materials, Inc.	$55,514	$66,326	$88,612	$150,995

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$55,567	$66,493	$88,064	$145,984
Discontinued operations	(53)	(167)	548	5,011

	$55,514	$66,326	$88,612	$150,995

Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations available to common shareholders	$1.23	$1.58	$1.99	$3.48
Discontinued operations available to common shareholders	—	—	0.01	0.12

	$1.23	$1.58	$2.00	$3.60

Diluted from continuing operations available to common shareholders	$1.23	$1.57	$1.98	$3.46
Discontinued operations available to common shareholders	—	—	0.01	0.12

	$1.23	$1.57	$1.99	$3.58

Weighted-Average Common Shares Outstanding
Basic	44,622	41,385	43,690	41,347

Diluted	44,813	41,630	43,879	41,615

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.09

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$91,079	$153,434
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	133,276	125,659
Stock-based compensation expense	17,084	17,635
Losses (Gains) on divestitures and sales of assets	2,045	(29,363)
Deferred income taxes	(1,851)	26,045
Excess tax benefits from stock-based compensation transactions	(1,956)	(3,776)
Other items, net	(2,165)	(2,149)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(30,291)	(53,378)
Inventories, net	(9,738)	(12,713)
Accounts payable	(982)	10,452
Other assets and liabilities, net	38,097	42,597

Net Cash Provided by Operating Activities	234,598	274,443

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(100,493)	(223,777)
Acquisitions, net	(49,574)	(218,426)
Proceeds from divestitures and sales of assets	7,375	19,341
Loan to affiliate	(4,000)	—
Railcar construction advances	—	(7,286)
Repayments of railcar construction advances	—	7,286

Net Cash Used for Investing Activities	(146,692)	(422,862)

Cash Flows from Financing Activities:
Borrowings of long-term debt	280,000	297,837
Repayments of long-term debt and capital lease obligations	(167,687)	(4,125)
Repayments on short-term facilities, net	(200,000)	(72,000)
Debt issuance costs	(2,285)	(1,105)
Termination of interest rate swap agreements	—	(11,139)
Change in bank overdraft	(4,515)	(681)
Dividends paid	(52,945)	(45,707)
Distributions to owners of noncontrolling interests	(2,561)	(3,444)
Purchase of remaining 49% interest in existing joint venture	(17,060)	—
Repurchases of common stock	—	(24,017)
Issuances of common stock	233,232	2,882
Excess tax benefits from stock-based compensation transactions	1,956	3,776

Net Cash Provided by Financing Activities	68,135	142,277

Net Increase (Decrease) in Cash and Cash Equivalents	156,041	(6,142)
Cash and Cash Equivalents, beginning of period	37,794	20,038

Cash and Cash Equivalents, end of period	$193,835	$13,896

Noncash Investing and Financing Activities:
Issuance of notes payable for acquisition of land	$125	$11,500
Notes receivable issued in connection with divestiture and sales of assets	$1,675	$300

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$39,503	$36,689
Cash payments for income taxes	$8,101	$18,491
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity

Balance at December 31, 2008	41,462	$414	$78,545	$(101,672)	$1,044,417	$1,021,704	$45,556	$1,067,260

Consolidated net earnings	—	—	—	—	88,612	88,612	2,467	91,079
Unrecognized actuarial losses and prior service costs related to pension and postretirement benefits, net of tax benefit of $6,404	—	—	—	9,785	—	9,785	—	9,785
Foreign currency translation gain	—	—	—	2,244	—	2,244	—	2,244
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax benefit of $246	—	—	—	376	—	376	—	376

Consolidated comprehensive earnings						101,017	2,467	103,484

Dividends declared	—	—	—	—	(52,945)	(52,945)	—	(52,945)
Issuances of common stock	3,052	30	232,513	—	—	232,543	—	232,543
Issuances of common stock for stock award plans	122	2	(764)	—	—	(762)	—	(762)
Stock-based compensation expense	—	—	17,084	—	—	17,084	—	17,084
Purchase of remaining 49% interest in existing joint venture	—	—	(7,601)	—	—	(7,601)	(4,526)	(12,127)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(2,561)	(2,561)

Balance at September 30, 2009	44,636	$446	$319,777	$(89,267)	$1,080,084	$1,311,040	$40,936	$1,351,976

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and nine months ended September 30, 2009 are not indicative of the results expected for other interim periods or the full year.

Accounting Changes

On July 1, 2009, the Financial Accounting Standards Board (FASB) released the authoritative version of the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification, which does not change U.S. GAAP, reorganizes the thousands of U.S. GAAP pronouncements into 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission guidance that follows the same topical structure in separate sections in the Codification. The Codification is effective for annual and interim periods ending after September 15, 2009. The Codification did not change the Corporation’s existing accounting policies.

Effective January 1, 2009, if the Corporation is required to record any nonrecurring nonfinancial assets and nonfinancial liabilities at fair value, they are measured in accordance with the Fair Value Measurements and Disclosures Topic of the Codification.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Accounting Changes (continued)

In accordance with the Business Combinations Topic of the Codification, the Corporation accounts for all business combinations with acquisition dates on or after January 1, 2009 by recognizing the full fair value of all assets acquired, liabilities assumed and noncontrolling minority interests in acquisitions of less than a 100% controlling interest; expensing all acquisition-related transaction and restructuring costs; capitalizing in-process research and development assets acquired; and recognizing contingent consideration obligations and contingent gains acquired and contingent losses assumed. Furthermore, the Corporation classifies noncontrolling interests as a separate component of equity and net earnings attributable to noncontrolling interests as a separate line item on the face of the earnings statement for all business combinations with acquisitions dates on or after January 1, 2009. As disclosed in Note 2, on June 12, 2009, the Corporation acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc.

The accounting guidance for noncontrolling interests in consolidated financial statements also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, noncontrolling interests at December 31, 2008 and September 30, 2008, which were previously reported as other noncurrent liabilities, have been reclassified as a separate component of equity. Furthermore, net earnings attributable to noncontrolling interests for the three and nine months ended September 30, 2008 have been presented as a separate line item on the Corporation’s consolidated statement of earnings. Consolidated comprehensive earnings for the three and nine months ended September 30, 2008 were also adjusted to include the comprehensive earnings attributable to noncontrolling interests.

Effective January 1, 2009, the Corporation retrospectively determined whether instruments granted in share-based payment transactions are participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Corporation pays non-forfeitable dividend equivalents during the vesting period on its restricted stock awards and incentive stock awards, which results in these being considered participating securities. The inclusion of participating securities in the Corporation’s EPS calculations decreased previously-reported basic EPS by $0.02 and previously-reported diluted EPS by $0.01 for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the inclusion of participating securities in the Corporation’s EPS calculations decreased previously-reported basic EPS by $0.05 and previously-reported diluted EPS by $0.02.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
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

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$55,567	$66,493	$88,064	$145,984
Less: Distributed and undistributed earnings attributable to unvested awards	617	935	1,122	2,044

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	54,950	65,558	86,942	143,940
Basic and diluted net earnings available to common shareholders from discontinued operations	(53)	(167)	548	5,011

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$54,897	$65,391	$87,490	$148,951

Basic weighted-average common shares outstanding	44,622	41,385	43,690	41,347
Effect of dilutive employee and director awards	191	245	189	268

Diluted weighted-average common shares outstanding	44,813	41,630	43,879	41,615

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Comprehensive Earnings

Consolidated comprehensive earnings consist of consolidated net earnings or loss; amortization of actuarial losses and prior service costs related to pension and postretirement benefits; foreign currency translation adjustments; and the amortization of the terminated value of forward starting interest rate swap agreements into interest expense. Consolidated comprehensive earnings for the three and nine months ended September 30, 2009 were $64,097,000 and $103,484,000, respectively. For the three and nine months ended September 30, 2008, consolidated comprehensive earnings were $70,287,000 and $153,514,000, respectively.

Subsequent Events

The Corporation has evaluated subsequent events through November 3, 2009, which represents the date the Corporation’s Form 10-Q for the quarter ended September 30, 2009 was filed with the Securities and Exchange Commission.

Reclassifications

Certain 2008 amounts have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on previously reported results of operations or financial position.
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
FORM 10-Q
For the Quarter Ended September 30, 2009
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

The three new quarry locations represent a business combination. Accordingly, the purchase price has been allocated to the fair values of the assets acquired and the liabilities assumed. The Corporation recognized goodwill in the amount of $414,000, all of which is deductible for income tax purposes. The final fair values of the other assets acquired related to the three quarry locations were allocated as follows (dollars in thousands):

Inventories	$2,025
Mineral reserves and interests	$31,686
Land	$1,220
Machinery and equipment	$12,533
Customer relationships	$290
The $48,000,000 purchase price for the three acquired quarries has been classified as an investing activity in the Corporation’s consolidated statement of cash flows for the nine months ended September 30, 2009. In addition, the operating results of the acquired quarries have been included with those of the Corporation since the date of acquisition and are being reported through the Corporation’s West Group in the financial statements.

The purchase of the remaining 49% interest in Granite Canyon represents an equity transaction. Accordingly, the assets and liabilities related to the noncontrolling interest continued to be valued at their basis at the transaction date; the noncontrolling interest of $4,526,000 was eliminated; additional paid-in capital was reduced by $7,601,000 for the excess of the cash paid, including transaction costs, over the noncontrolling interest at the acquisition date; and a deferred tax asset of $4,933,000 was recorded. The total purchase price of $17,060,000 for Granite Canyon has been classified as a financing activity in the Corporation’s consolidated statement of cash flows for the nine months ended September 30, 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
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

Discontinued operations included the following net sales, pretax gain or loss on operations, pretax gains on disposals, income tax expense and overall net loss or earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Net sales	$64	$1,105	$794	$5,136

Pretax (loss) gain on operations	$(17)	$(120)	$820	$(293)
Pretax gain on disposals	—	1,762	3	10,612

Pretax (loss) gain	(17)	1,642	823	10,319
Income tax expense	36	1,809	275	5,308

Net (loss) earnings	$(53)	$(167)	$548	$5,011

3.	Inventories, Net

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Dollars in Thousands)

Finished products	$282,032	$268,763	$262,189
Products in process and raw materials	17,432	17,206	15,638
Supplies and expendable parts	47,551	51,068	47,875

	347,015	337,037	325,702
Less allowances	(17,234)	(19,019)	(20,152)

Total	$329,781	$318,018	$305,550

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three Months Ended September 30, 2009
		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$119,749	$105,870	$403,468	$629,087
Adjustments to purchase price allocations	—	—	(4,863)	(4,863)

Balance at end of period	$119,749	$105,870	$398,605	$624,224

	Nine Months Ended September 30, 2009
		Southeast	West
	Mideast Group	Group	Group	Total

Balance at beginning of period	$118,249	$105,857	$398,191	$622,297
Acquisitions	—	—	5,277	5,277
Adjustments to purchase price allocations	1,500	13	(4,863)	(3,350)

Balance at end of period	$119,749	$105,870	$398,605	$624,224

During the three months ended September 30, 2009, the Corporation adjusted the preliminary fair values of inventories and mineral reserves recorded in connection with the June 2009 acquisition of three quarries from CEMEX, Inc. The adjustment to the purchase price allocation increased inventories and mineral reserves by $107,000 and $4,756,000, respectively, and reduced the goodwill recognized in the transaction by $4,863,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Dollars in Thousands)

6.875% Notes, due 2011	$242,083	$249,892	$249,884
6.6% Senior Notes, due 2018	298,068	297,946	297,907
7% Debentures, due 2025	124,366	124,350	124,345
6.25% Senior Notes, due 2037	247,844	247,822	247,815
Floating Rate Senior Notes, due 2010, interest rate of 0.64% at September 30, 2009	217,437	224,650	224,584
5.875% Notes, due 2008	—	—	200,380
Term Loan, due 2012, interest rate of 3.0% at September 30, 2009	126,750	—	—
Revolving Credit Agreement, interest rate of 2.555% at December 31, 2008	—	200,000	—
Acquisition note, interest rate of 8.00%	610	629	635
Other notes	7,740	9,655	10,682

	1,264,898	1,354,944	1,356,232
Less current maturities	(226,025)	(202,530)	(203,517)

Total	$1,038,873	$1,152,414	$1,152,715

During the three months ended September 30, 2009, the Corporation repurchased certain of its publicly-traded bonds that mature in 2010 and 2011. The Corporation paid $15,600,000, excluding accrued interest, for bonds that have a par value of $15,245,000, resulting in a loss of $355,000 on the repurchases. The Corporation may execute additional repurchases of debt prior to its contractual maturity.
On April 23, 2009, the Corporation entered into a $130,000,000 unsecured term loan with a syndicate of banks (the “Term Loan”). The Term Loan bears interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, basis points related to a pricing grid. The base rate is defined as the highest of (i) the bank’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%. At September 30, 2009, the interest rate on the Term Loan was based on one-month LIBOR plus 300 basis points, or 3.0%. At September 30, 2009, the outstanding balance on the Term Loan was $126,750,000. The Term Loan requires quarterly principal payments of $1,625,000 through March 31, 2011 and $3,250,000 thereafter, with the remaining outstanding principal due in full on June 6, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)
On April 21, 2009, the Corporation entered into a $100,000,000 three-year secured accounts receivable credit facility (the “AR Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 90% of the Corporation’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the one-month LIBOR plus 2.75%. Under the AR Credit Facility, purchases and settlements will be made bi-weekly between the Corporation and Wells Fargo. Upon the terms and subject to the conditions in the AR Credit Facility, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on such receivables, and may require the Corporation to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Corporation to repurchase receivables that remain outstanding 90 days past their invoice date. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation will carry the receivables and any outstanding borrowings on its consolidated balance sheet. From April 21, 2009 through September 30, 2009, the Corporation borrowed $150,000,000 under the AR Credit Facility, which was subsequently repaid in full. At September 30, 2009, there were no borrowings outstanding under the Corporation’s AR Credit Facility.
The Corporation’s $325,000,000 five-year revolving credit agreement, Term Loan and AR Credit Facility are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.50 to 1.00. The Corporation was in compliance with the Ratio at September 30, 2009.
On April 16, 2008, the Corporation unwound its two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”). The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three and nine months ended September 30, 2009, the Corporation recognized $211,000 and $622,000, respectively, as additional interest expense. The accumulated other comprehensive loss related to the Swap Agreements at September 30, 2009 was $6,017,000, net of cumulative noncurrent deferred tax assets of $3,937,000. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The estimated fair value of the Corporation’s publicly registered long-term notes and debentures at September 30, 2009 was $1,114,521,000, compared with a carrying amount of $1,129,798,000 on the consolidated balance sheet. The fair value of this long-term debt was estimated based on quoted market prices. The estimated fair value of other borrowings, including the Corporation’s Term Loan, was $135,100,000 at September 30, 2009 and approximates its carrying amount.
The carrying values and fair values of the Corporation’s financial instruments at September 30, 2009 are as follows (dollars in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$193,835	$193,835
Accounts receivable, net	$241,520	$241,520
Notes receivable, net	$13,458	$13,458
Bank overdraft	$162	$162
Long-term debt	$1,264,898	$1,249,621

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes
Income tax expense reported on the Corporation’s consolidated statements of earnings includes income taxes on earnings attributable to both controlling and noncontrolling interests.

	Nine Months Ended September 30,
	2009	2008
Estimated effective income tax rate:
Continuing operations	24.0%	28.6%

Discontinued operations	33.4%	51.4%

Consolidated Overall	24.1%	29.7%

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
The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2009, when compared with the year-to-date consolidated overall effective tax rate as of June 30, 2009, increased consolidated net earnings for the nine months ended September 30, 2009 by $5,161,000, or $0.12 per diluted share. The percentage depletion deduction is the most significant driver of the Corporation’s overall effective tax rate. Due to certain limitations imposed on percentage depletion, decreases in sales volumes and pretax earnings do not decrease the depletion deduction proportionately. Furthermore, the overall estimated effective income tax rate for the nine months ended September 30, 2009 includes the true-up of the 2008 provision estimates to actual taxes paid as a result of filing the related tax returns during the period. Management expects the overall effective tax rate for the full year to be approximately 25%.
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
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Pension and Postretirement Benefits
The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits for the three and nine months ended September 30 (dollars in thousands):

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$2,788	$2,674	$139	$145
Interest cost	5,566	5,036	730	693
Expected return on assets	(4,060)	(5,247)	—	—
Amortization of:
Prior service cost (credit)	164	160	(372)	(372)
Actuarial loss (gain)	3,596	998	—	(17)
Settlement charge	—	2,576	—	—

Total net periodic benefit cost	$8,054	$6,197	$497	$449

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$8,364	$8,607	$418	$436
Interest cost	16,699	16,209	2,189	2,080
Expected return on assets	(12,181)	(16,888)	—	—
Amortization of:
Prior service cost (credit)	491	513	(1,116)	(1,117)
Actuarial loss (gain)	10,787	3,214	—	(52)
Settlement charge	—	2,849	—	—

Total net periodic benefit cost	$24,160	$14,504	$1,491	$1,347

During the nine months ended September 30, 2009, the Corporation contributed $19,454,000 to its pension and SERP plans. The Corporation expects to contribute an additional $5,000,000 during the remainder of the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	Contingencies
The Corporation is engaged in certain legal and administrative proceedings incidental to its normal business activities. Currently, the Corporation is a named party in various legal proceedings in both federal and state courts relating to its Greenwood, Missouri, operation. The Corporation believes its positions with regard to these legal proceedings are strong and cannot, at this time, reasonably predict the ultimate outcome of the proceedings or payments that would be required, if any. A future charge, if any, related to these proceedings could have a material adverse effect on the results of the Corporation’s operations or its financial position.
In the opinion of management and counsel, it is unlikely that the outcome of any other litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations, its cash flows or its financial position.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Total revenues:
Mideast Group	$140,085	$180,947	$359,299	$485,529
Southeast Group	108,162	146,568	333,519	421,389
West Group	196,044	219,167	518,001	590,392

Total Aggregates Business	444,291	546,682	1,210,819	1,497,310
Specialty Products	44,020	52,029	117,918	150,019

Total	$488,311	$598,711	$1,328,737	$1,647,329

Net sales:
Mideast Group	$131,520	$167,722	$338,379	$455,294
Southeast Group	87,938	118,593	275,392	342,647
West Group	169,571	193,004	449,872	515,236

Total Aggregates Business	389,029	479,319	1,063,643	1,313,177
Specialty Products	39,586	46,343	105,984	134,444

Total	$428,615	$525,662	$1,169,627	$1,447,621

Earnings (Loss) from operations:
Mideast Group	$40,069	$60,957	$79,183	$154,499
Southeast Group	4,812	13,013	22,977	36,189
West Group	36,207	38,385	65,830	72,183

Total Aggregates Business	81,088	112,355	167,990	262,871
Specialty Products	11,947	8,632	26,108	27,453
Corporate	(3,820)	(6,076)	(21,056)	(27,486)

Total	$89,215	$114,911	$173,042	$262,838

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)
The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Aggregates	$364,775	$452,662	$992,087	$1,237,597
Asphalt	12,041	11,774	34,988	35,375
Ready Mixed Concrete	6,194	9,508	21,301	28,938
Road Paving	4,349	4,667	10,550	9,171
Other	1,670	708	4,717	2,096

Total Aggregates Business	389,029	479,319	1,063,643	1,313,177
Specialty Products	39,586	46,343	105,984	134,444

Total	$428,615	$525,662	$1,169,627	$1,447,621

11.	Supplemental Cash Flow Information
The following table presents the components of the change in other assets and liabilities, net:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)

Other current and noncurrent assets	$(5,731)	$(3,170)
Notes receivable	252	(366)
Accrued salaries, benefits and payroll taxes	(4,594)	(2,890)
Accrued insurance and other taxes	10,888	11,883
Accrued income taxes	22,560	42,832
Accrued pension, postretirement and postemployment benefits	3,729	(5,866)
Other current and noncurrent liabilities	10,993	174

	$38,097	$42,597

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	Accrual for Reduction in Workforce
During the fourth quarter of 2008, the Corporation accrued severance and other termination benefits for certain employees that were terminated as part of a reduction in workforce designed to control its cost structure. During the three and nine months ended September 30, 2009, the Corporation paid $661,000 and $2,722,000, respectively, in accordance with the terms of the severance arrangements. The remaining accrual of $1,483,000 at September 30, 2009 is expected to be paid within the upcoming twelve months.
13.	Sale of Equity Securities
On March 5, 2009, the Corporation entered into a distribution agreement with J.P. Morgan Securities Inc. (“J.P. Morgan”). Under the distribution agreement, the Corporation could offer and sell up to 5,000,000 shares of its common stock having an aggregate offering price of up to $300,000,000 from time to time through J.P. Morgan, as distribution agent. The distribution agreement expires by its own terms no later than December 31, 2009. From March 5, 2009 through March 31, 2009, the Corporation sold 3,051,365 shares of its common stock at an average price of $77.90 per share, resulting in gross proceeds to the Corporation of $237,701,000. The aggregate net proceeds from such sales were $232,543,000 after deducting related expenses, including $4,800,000 in gross sales commissions paid to J.P. Morgan. The Corporation did not sell any shares of its common stock pursuant to the distribution agreement during the three months ended September 30, 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 289 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential building development. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. The following presents an addition to the Corporation’s critical accounting policies for the allocation of purchase price for acquisitions.
The Corporation’s Board of Directors and management regularly review strategic long-term plans, which include potential investments in value-added acquisitions of companies that engage in similar businesses, would increase the Corporation’s market presence and/or are related to existing markets of the Corporation. When an acquisition is completed, the Corporation’s consolidated statement of earnings includes the operating results of the acquired business starting from the date of acquisition, which is the date that control is obtained. The purchase price is determined based on the fair value of assets given to and liabilities assumed from the seller as of the date of acquisition. The Corporation allocates the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is a critical accounting policy because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions. Further, the amounts and useful lives assigned to depreciable and amortizable assets versus amounts assigned to goodwill, which is not amortized, can significantly affect the results of operations in the period of and in periods subsequent to a business combination.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and, therefore, represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. The Corporation assigns the highest level of fair value available to assets acquired and liabilities assumed based on the following options:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities

•	Level 2 — Observable inputs, other than quoted prices, for similar assets or liabilities in active markets

•	Level 3 — Unobservable inputs are used to value the asset or liability. This includes the use of valuation models.
Level 2 fair values are typically used to value acquired inventories, machinery and equipment, and land. Additionally, Level 2 fair values are typically used to value assumed contracts that are not at market rates and assumed liabilities for asset retirement obligations, environmental remediation and compliance obligations, and contingencies.
Level 3 fair values are used to value acquired mineral reserves, mineral interests, and separately-identifiable intangible assets. The fair values of mineral reserves and mineral interests are determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation and contributory asset charges. The estimate of future cash flows is based on available historical information and on future expectations and assumptions deemed reasonable by management, but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, shipment volumes and costs. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model. The rate is selected based on the required rate of return that a hypothetical market participant would require if purchasing the acquired business combination, with an adjustment for the risk of the assets generating the projected cash flows.
The Corporation values separately-identifiable acquired intangible assets which may include, but are not limited to, noncompetition agreements, customer relationships and permits. The fair values of these assets are generally determined using a cost approach based on the estimated amount to purchase or replace the asset. Amortization periods are based on either the contractual rights or the expected useful life of the asset if not contractually specified.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
There is a measurement period after the acquisition date during which the Corporation may adjust the amounts recognized for a business combination. Any such adjustments are based on the Corporation obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to the goodwill recognized in the transaction. These adjustments are applied retroactively to the date of acquisition and reported retrospectively. The measurement period ends once the Corporation has obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of acquisition. Any adjustments to assets acquired or liabilities assumed beyond the measurement period are recorded in earnings.
During 2009, the Corporation has invested $49.6 million in business combinations and allocated this amount to assets acquired and liabilities assumed.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2009 and 2008 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross profit	$117,750	$151,574	$277,936	$366,378

Total revenues	$488,311	$598,711	$1,328,737	$1,647,329

Gross margin	24.1%	25.3%	20.9%	22.2%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross profit	$117,750	$151,574	$277,936	$366,378

Total revenues	$488,311	$598,711	$1,328,737	$1,647,329
Less: Freight and delivery revenues	(59,696)	(73,049)	(159,110)	(199,708)

Net sales	$428,615	$525,662	$1,169,627	$1,447,621

Gross margin excluding freight and delivery revenues	27.5%	28.8%	23.8%	25.3%

Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Earnings from operations	$89,215	$114,911	$173,042	$262,838

Total revenues	$488,311	$598,711	$1,328,737	$1,647,329

Operating margin	18.3%	19.2%	13.0%	16.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Earnings from operations	$89,215	$114,911	$173,042	$262,838

Total revenues	$488,311	$598,711	$1,328,737	$1,647,329
Less: Freight and delivery revenues	(59,696)	(73,049)	(159,110)	(199,708)

Net sales	$428,615	$525,662	$1,169,627	$1,447,621

Operating margin excluding freight and delivery revenues	20.8%	21.9%	14.8%	18.2%

Gross margin excluding freight and delivery revenues assuming production costs that cannot be inventoried due to operating below capacity for the quarter ended September 30, 2009 were at the level incurred for the quarter ended September 30, 2008 is a non-GAAP measure. The following reconciles gross profit as reported to the pro forma gross profit assuming production costs that cannot be inventoried due to operating below capacity for the quarter ended September 30, 2009 were at the level incurred for the quarter ended September 30, 2008. It also provides the calculation of gross margin excluding freight and delivery revenues based on the pro forma gross profit.

Three Months Ended
September 30, 2009
(Dollars in Thousands)

Gross profit, as reported	$117,750
Add: 2009 production costs that cannot be inventoried due to operating below capacity	21,310
Less: 2008 production costs that cannot be inventoried due to operating below capacity	(13,232)

Gross profit, pro forma	$125,828

Net sales	$428,615

Gross margin excluding freight and delivery revenues assuming production costs that cannot be inventoried for the quarter ended September 30, 2009 were at the level incurred for the quarter ended September 30, 2008	29.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Quarter Ended September 30
Notable items for the quarter ended September 30, 2009 included:
•	Net sales of $428.6 million, down 18.5% compared with the 2008 third quarter

•	Earnings from operations of $89.2 million compared with $114.9 million in the prior-year quarter

•	Earnings per diluted share of $1.23, compared with $1.57 for the prior-year quarter

•	Consolidated gross margin excluding freight and delivery revenues of 27.5%

•	Heritage aggregates product line pricing up 1.3% and volume down 22.1%

•	Record quarterly earnings in Specialty Products and the Aggregates Midwest Division

•	Energy costs down $24.5 million, or 40%, compared with the prior-year quarter

•	Selling, general and administrative expenses down $4.8 million compared with the prior-year quarter
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2009 and 2008. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million for the quarters ended September 30, 2009 and 2008. Consolidated other operating income and expenses, net, was income of $4.4 million and income of $1.2 million for the quarters ended September 30, 2009 and 2008, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)

	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$131,520		$167,722
Southeast Group	87,938		118,593
West Group	169,571		193,004

Total Aggregates Business	389,029	100.0	479,319	100.0
Specialty Products	39,586	100.0	46,343	100.0

Total	$428,615	100.0	$525,662	100.0

Gross profit:
Mideast Group	$50,762		$70,933
Southeast Group	9,608		21,911
West Group	44,811		49,242

Total Aggregates Business	105,181	27.0	142,086	29.6
Specialty Products	14,393	36.4	10,922	23.6
Corporate	(1,824)	—	(1,434)	—

Total	$117,750	27.5	$151,574	28.8

Selling, general & administrative expenses:
Mideast Group	$10,755		$11,070
Southeast Group	7,107		6,417
West Group	10,305		11,065

Total Aggregates Business	28,167	7.2	28,552	6.0
Specialty Products	2,343	5.9	2,501	5.4
Corporate	2,422	—	6,681	—

Total	$32,932	7.7	$37,734	7.2

Earnings (Loss) from operations:
Mideast Group	$40,069		$60,957
Southeast Group	4,812		13,013
West Group	36,207		38,385

Total Aggregates Business	81,088	20.8	112,355	23.4
Specialty Products	11,947	30.2	8,632	18.6
Corporate	(3,820)	—	(6,076)	—

Total	$89,215	20.8	$114,911	21.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
The Corporation’s performance in the third quarter reflected both the difficult macroeconomic environment in which it is operating and its response to dealing with the challenges it is facing. The 1.3% increase in quarterly heritage aggregates pricing was achieved in spite of a 22.1% decline in third quarter heritage aggregates volume compared with the prior-year quarter.
The Corporation continues to see slower progress with respect to the actual commencement of stimulus jobs than it had originally hoped for when the government-financed stimulus program was first announced, with wet weather in September, continuing into October, being a negative factor. A significant exception to that trend is Iowa where the Iowa Department of Transportation is expected to finish the majority of its stimulus work in 2009. Iowa’s approach to stimulus projects, coupled with the Corporation’s resulting performance in the geographic area, underscores the view that the combination of the Corporation’s lean operating cost structure, together with even moderate volume recovery, provides an enormously powerful combination. Specifically, despite aggregates volume being down 15% quarter-on-quarter in Iowa, the Midwest Division reported record quarterly gross profit. This scenario exemplifies the type of performance that the Aggregates business expects to repeat in multiple markets as volume rebounds.
As expected, commercial construction activity remains weak, primarily in office and retail construction. Heavy industrial jobs, including alternative-energy construction projects, have sustained volume throughout the year; however, the Corporation’s customers have reported a decrease in the number of heavy industrial construction jobs in their backlog or coming up for bid. Further, while little has changed during 2009 with respect to residential construction, indicators increasingly point to the beginning of a recovery in this sector.
Overall heritage aggregates pricing increased 1.3% over the prior-year quarter. The Aggregates business continues to experience a wide range in pricing across its markets, from an increase of 12% in one market to a price decrease of 12% in another market, and other levels in between. Those areas experiencing pricing declines are typically markets where competitors, driven by the need for cash flow, are setting prices relative to their cash costs. The range of pricing is tighter for the year-to-date period, ranging from a price increase of 9% to a decrease of 4%. The majority of the Aggregates business’ markets continue to report price increases for both the quarter and the year-to-date period, albeit at levels closer to historical averages, and management believes this is a testament to the strength of its markets and the industry fundamentals.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	September 30, 2009
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(25.8%)	5.7%
Southeast Group	(23.7%)	(4.2%)
West Group	(18.3%)	2.3%
Heritage Aggregates Operations	(22.1%)	1.3%
Aggregates Product Line (3)	(20.8%)	1.6%

	Three Months Ended
	September 30,
	2009	2008
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	11,270	15,192
Southeast Group	7,901	10,357
West Group	16,145	19,768

Heritage Aggregates Operations	35,316	45,317
Acquisitions	660	—
Divestitures (4)	9	129

Aggregates Product Line (3)	35,985	45,446

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
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
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
The Specialty Products business continues to perform well given the current environment, and management is encouraged to see some stabilization in steel production. Gross margin excluding freight and delivery revenues for the third quarter expanded 1,280 basis points to a record 36.4% and operating margin excluding freight and delivery revenues expanded over 1,000 basis points to a record 30.2% despite a net sales decrease of $6.7 million, or 14.6%, compared with the prior-year quarter. The Specialty Products business has continued to focus on operational efficiency initiatives driving the record profitability for the third quarter. Earnings from operations for the quarter of $11.9 million increased $3.3 million compared with the prior-year quarter.
The Corporation generated third-quarter 2009 consolidated gross margin excluding freight and delivery revenues of 27.5%, the highest quarterly consolidated gross margin reported this year, in spite of significantly reduced aggregates demand and increased pressure on the pricing environment that resulted in an 18.5% decrease in consolidated net sales. The Corporation’s focus on cost control resulted in a reduction of consolidated cost of sales of 16.9%, or $63.2 million, with a $24.5 million decrease in energy costs as the single largest contributor. The Corporation reduced its cost of sales in every significant cost category, with the exception of depreciation and pension costs, which increased $5.6 million. In addition, the Aggregates business continues to operate at a level significantly below capacity, which restricts its ability to capitalize certain costs into inventory. As a result, third-quarter 2009 cost of sales included $21.3 million of costs that could have been inventoried; in contrast, third-quarter 2008 cost of sales included $13.2 million of these costs. Had capacity utilization been consistent with the prior-year quarter, the Corporation’s consolidated gross margin excluding freight and delivery revenues would have been 29.4%, or a 60-basis-point improvement over the prior-year quarter.
The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2008	$151,574

Aggregates Business:
Pricing strength	12,332
Volume weakness	(102,623)
Cost decreases, net	53,386

Decrease in Aggregates Business gross profit	(36,905)
Specialty Products	3,471
Corporate	(390)

Decrease in consolidated gross profit	(33,824)

Consolidated gross profit, quarter ended September 30, 2009	$117,750

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Selling, general and administrative expenses were down $4.8 million for the quarter compared with the 2008 third quarter. Personnel costs declined $2.9 million, after absorbing a $1.5 million increase in pension expense. The Corporation’s objective continues to be to reduce selling, general and administrative spending after absorbing the expected increase in pension expense this year. Total pension costs, reported in both cost of sales and selling, general and administrative expense, increased $4.2 million for the quarter due to a lower-than-expected return on plan assets in 2008.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to certain accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was income of $4.4 million in 2009 compared with income of $1.2 million in 2008. Third quarter 2009 includes a $1.9 million gain for the revision of cost estimates for asset retirement obligations.
Interest expense was $18.2 million for the third quarter 2009 as compared with $19.5 million for the prior-year quarter. The decrease primarily resulted from both lower outstanding borrowings and a lower interest rate on the Corporation’s Floating Rate Senior Notes during the three months ended September 30, 2009 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended September 30, was income of $1.2 million in 2009 compared with expense of $0.8 million in 2008, primarily as a result of higher interest income and a higher gain on foreign currency transactions.
Nine Months Ended September 30
Notable items for the nine months ended September 30, 2009 included:
•	Net sales of $1.170 billion, down 19% compared with prior-year period

•	Earnings from operations of $173.0 million compared with $262.8 million in the prior-year period

•	Earnings per diluted share of $1.99, compared with $3.58 for the prior-year period

•	Heritage aggregates product line pricing up 2.8% and volume down 22.7%

•	Selling, general and administrative expenses down $10.6 million compared with the prior-year period

•	Strengthened financial flexibility through issuance of 3.1 million shares of common stock for $233 million

•	Secured new bank financing in advance of April 2010 debt maturity

•	Aggregates quarries acquired from CEMEX, Inc. in June 2009 fully integrated

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2009 and 2008. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.4 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. Consolidated other operating income and expenses, net, was income of $2.3 million and income of $14.4 million for the nine months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$338,379		$455,294
Southeast Group	275,392		342,647
West Group	449,872		515,236

Total Aggregates Business	1,063,643	100.0	1,313,177	100.0
Specialty Products	105,984	100.0	134,444	100.0

Total	$1,169,627	100.0	$1,447,621	100.0

Gross profit:
Mideast Group	$111,698		$174,900
Southeast Group	41,665		57,553
West Group	93,870		102,090

Total Aggregates Business	247,233	23.2	334,543	25.5
Specialty Products	33,353	31.5	35,069	26.1
Corporate	(2,650)	—	(3,234)	—

Total	$277,936	23.8	$366,378	25.3

Selling, general & administrative expenses:
Mideast Group	$33,024		$34,176
Southeast Group	20,293		19,603
West Group	31,456		33,538

Total Aggregates Business	84,773	8.0	87,317	6.6
Specialty Products	7,028	6.6	7,556	5.6
Corporate	15,054	—	22,597	—

Total	$106,855	9.1	$117,470	8.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)

	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$79,183		$154,499
Southeast Group	22,977		36,189
West Group	65,830		72,183

Total Aggregates Business	167,990	15.8	262,871	20.0
Specialty Products	26,108	24.6	27,453	20.4
Corporate	(21,056)	—	(27,486)	—

Total	$173,042	14.8	$262,838	18.2

Net sales for the Aggregates business for the nine months ended September 30 were $1.064 billion in 2009, a 19.0% decline versus 2008 net sales of $1.313 billion. The decrease in net sales is due to the recession and wet weather conditions in several of the Corporation’s top revenue-generating states. Aggregates pricing at heritage locations was up 2.8%, while volume decreased 22.7%. Inclusive of acquisitions and divestitures, aggregates pricing for the nine months ended September 30, 2009 increased 3.0% and aggregates product line volume decreased 22.4%.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended
	September 30, 2009
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(28.7%)	4.3%
Southeast Group	(21.5%)	1.0%
West Group	(18.8%)	4.4%
Heritage Aggregates Operations	(22.7%)	2.8%
Aggregates Product Line (3)	(22.4%)	3.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)

	Nine Months Ended
	September 30,
	2009	2008
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	28,463	39,934
Southeast Group	23,869	30,390
West Group	43,334	53,389

Heritage Aggregates Operations	95,666	123,713
Acquisitions	796	—
Divestitures (4)	35	598

Aggregates Product Line (3)	96,497	124,311

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
Specialty Products’ net sales were $106.0 million for the first nine months of 2009 compared with $134.4 million for the prior-year period. The decrease in net sales is due to reduced dolomitic lime shipments to the steel industry and slowing magnesia chemicals sales. Earnings from operations for the nine months ended September 30, 2009 were $26.1 million compared with $27.5 million for the prior-year period.
The Corporation’s gross margin excluding freight and delivery revenues for the nine months ended September 30 decreased 150 basis points to 23.8% in 2009. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2008	$366,378

Aggregates Business:
Pricing strength	44,942
Volume weakness	(294,476)
Cost decreases, net	162,224

Decrease in Aggregates Business gross profit	(87,310)
Specialty Products	(1,716)
Corporate	584

Decrease in consolidated gross profit	(88,442)

Consolidated gross profit, nine months ended September 30, 2009	$277,936

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Selling, general and administrative expenses declined $10.6 million during the nine months ended September 30, 2009, with other savings offsetting a $4.8 million increase in pension expense. The Corporation’s objective continues to be to reduce selling, general and administrative spending after absorbing pension expense increases.
For the nine months ended September 30, consolidated other operating income and expenses, net, was income of $2.3 million in 2009 compared with income of $14.4 million in 2008. The results for the nine months ended September 30, 2008 included a $5.5 million gain on the sale of land (Mideast Group) and a $7.2 million gain on the disposals of an idle facility north of San Antonio, Texas (West Group), and land in Henderson, North Carolina (Mideast Group) in connection with the exchange transaction with Vulcan Materials Company.
Consolidated operating margin excluding freight and delivery revenues was 14.8% for the nine months ended September 30 2009 compared with 18.2% in the prior-year period. The 2009 decrease of 340 basis points as compared with 2008 is due to the Corporation’s lower gross margin excluding freight and delivery revenues and lower other operating income and expenses, net.
Consolidated interest expense was $55.4 million for the nine months ended September 30, 2009 as compared with $54.6 million for the prior-year period. The increase primarily resulted from interest for the $130 million Term Loan issued in April 2009, as well as other short-term borrowings.
The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2009, when compared with the year-to-date consolidated overall effective tax rate as of June 30, 2009, increased consolidated net earnings for the nine months ended September 30, 2009 by $5.2 million, or $0.12 per diluted share. Management expects the overall effective tax rate for the full year to be approximately 25%.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2009 was $234.6 million compared with $274.4 million in the comparable period of 2008. Operating cash flow is generally from consolidated net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first nine months of 2009 as compared with the year-earlier period reflects lower consolidated net earnings before depreciation, depletion and amortization and a reduction in accounts payable due to the timing of payments and was partially offset by a lower increase in accounts receivable as a result of lower net sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Depreciation, depletion and amortization was as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Depreciation	$127,845	$119,983
Depletion	3,026	3,286
Amortization	2,405	2,390

	$133,276	$125,659

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2008 net cash provided by operating activities was $341.7 million, compared with $274.4 million for the first nine months of 2008.
Capital expenditures, exclusive of acquisitions, for the first nine months were $100.5 million in 2009 and $223.8 million in 2008. Capital expenditures during the first nine months of 2008 included work on several major plant expansion and efficiency projects. Comparable full-year capital expenditures were $258.2 million in 2008. Full-year capital spending for 2009 has been further curtailed from previous guidance and now is expected to be approximately $150 million, excluding the Hunt Martin Materials joint venture and acquisitions.
During the first nine months of 2009 and 2008, the Corporation paid $49.6 million and $218.4 million, respectively, for acquisitions. On June 12, 2009, the Corporation acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc. for a total of $65 million in cash. Of this total, $48 million was allocated to the purchase price for the three quarry locations. During the first nine months of 2008, the Corporation acquired certain assets of the Specialty Magnesia Division of Morton International, Inc. relating to the ElastoMag® product, a granite quarry near Asheboro, North Carolina and six quarry locations in Georgia and Tennessee.
In addition to the three quarries acquired in 2009, the Corporation also purchased from CEMEX, Inc. the remaining 49% interest in its existing joint venture at the Granite Canyon, Wyoming, quarry for $17.1 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
On March 5, 2009, the Corporation entered into a distribution agreement with J.P. Morgan Securities Inc. (“J.P. Morgan”). Under the distribution agreement, the Corporation could offer and sell up to 5,000,000 shares of its common stock having an aggregate offering price of up to $300 million from time to time through J.P. Morgan, as distribution agent. The distribution agreement expires by its own terms no later than December 31, 2009. From March 5, 2009 through March 31, 2009, the Corporation sold 3,051,365 shares of its common stock at an average price of $77.90 per share, resulting in gross proceeds to the Corporation of $237.7 million. The aggregate net proceeds from such sales were $232.5 million after deducting related expenses, including $4.8 million in gross sales commissions paid to J.P. Morgan. The Corporation did not sell any shares of its common stock pursuant to the distribution agreement during the three months ended September 30, 2009.
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2009. Management currently has no intent to repurchase any shares of its common stock. At September 30, 2009, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
During the three months ended September 30, 2009, the Corporation repurchased certain of its publicly-traded bonds that mature in 2010 and 2011. The Corporation paid $15.6 million, excluding accrued interest, for bonds that have a par value of $15.2 million, resulting in a loss of $0.4 million on the repurchases. The Corporation may execute additional repurchases of debt prior to its contractual maturity.
On April 23, 2009, the Corporation entered into a $130 million unsecured term loan with a syndicate of banks (the “Term Loan”). The Term Loan bears interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, basis points related to a pricing grid. The base rate is defined as the highest of (i) the bank’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%. At September 30, 2009, the interest rate on the Term Loan was based on one-month LIBOR plus 300 basis points, or 3.0%. The outstanding balance on the Term Loan was $126.8 million at September 30, 2009. The Term Loan requires quarterly principal payments of $1.6 million through March 31, 2011 and $3.3 million thereafter, with the remaining outstanding principal due in full on June 6, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
On April 21, 2009, the Corporation entered into a $100 million three-year secured accounts receivable credit facility (the “AR Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 90% of the Corporation’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the one-month LIBOR plus 2.75%. Under the AR Credit Facility, purchases and settlements will be made bi-weekly between the Corporation and Wells Fargo. Upon the terms and subject to the conditions in the AR Credit Facility, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on such receivables, and may require the Corporation to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Corporation to repurchase receivables that remain outstanding 90 days past their invoice date. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation will carry the receivables and any outstanding borrowings on its consolidated balance sheet. From April 21, 2009 through September 30, 2009, the Corporation borrowed $150 million under the AR Credit Facility, which was subsequently repaid in full. At September 30, 2009, there were no borrowings outstanding under the Corporation’s AR Credit Facility.
On April 14, 2009, the Corporation repaid $180 million of borrowings outstanding under its $325 million five-year revolving credit agreement (the “Credit Agreement”).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
The Corporation’s Credit Agreement, Term Loan and AR Credit Facility are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.25 to 1.00 as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.50 to 1.00. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At September 30, 2009, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 2.95 and was calculated as follows (dollars in thousands):

Twelve Month Period
October 1, 2008 to
September 30, 2009
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$119,786
Add back:
Interest expense	75,021
Income tax expense	41,178
Depreciation, depletion and amortization expense	173,475
Stock-based compensation expense	21,314
Deduct:
Interest income	(1,353)

Consolidated EBITDA, as defined	$429,421

Consolidated debt at September 30, 2009	$1,264,898

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2009 for the trailing twelve month EBITDA	2.95

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement, Term Loan and AR Credit Facility and declare any outstanding balance as immediately due.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At September 30, 2009, the Corporation had $323 million of unused borrowing capacity under its Credit Agreement, subject to complying with the related leverage covenant, and $100 million of available borrowings on its AR Credit Facility. Consistent with the Corporation’s objective of obtaining sufficient committed financing at least twelve months in advance of pending maturities, the Corporation has sufficient liquidity to refinance the maturity of its $217.4 million of Floating Rate Senior Notes due in April 2010.
The Corporation’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. Based on discussions with the Corporation’s bank group, the Corporation expects to have continued access to the public credit market, although at a higher cost of debt when compared with its 5.21% weighted average interest rate at September 30, 2009.
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
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Contractual Obligations
At September 30, 2009, the Corporation’s contractual obligations related to its Term Loan, assuming the current interest rate of 3.0%, were as follows (dollars in thousands):

	Total	< 1 yr	1-3 yrs.

Long-term debt	$126,750	$6,500	$120,250
Interest (off balance sheet)	9,664	3,729	5,935

Total	$136,414	$10,229	$126,185

ACCOUNTING CHANGES As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2009, the Corporation adopted accounting guidance related to business combinations, noncontrolling interests in consolidated financial statements and determination of whether instruments granted in share-based payment transactions are participating securities.
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK The Corporation continues to see delays in stimulus-related jobs reaching the actual construction phase. While there is no question that stimulus will generate additional volume, management now believes that about 15% of stimulus projects will progress to the actual construction phase during 2009 with the bulk of the activity being earmarked for construction to commence in 2010. The Corporation has been awarded jobs from other stimulus components, including Army Corps of Engineers projects along its river-distribution network. These jobs will also be weighted toward 2010.
Management is carefully monitoring the fiscal condition and activities of the states in which the Corporation does business. It is also watching closely to see if recent actions taken by Congress relative to The Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users, the federal highway bill that ended September 30, 2009, will have an effect on state spending. Management is concerned that the rescission, combined with a very short extension, could further weaken any confidence at the state level and contribute to a further pullback in state spending. In addition, management is watching closely as many states explore alternative means of funding their infrastructure over the longer term. It is safe to say that infrastructure demand, as funded directly by the states, will continue to be pressured as states grapple with long-term resolutions for their budget deficits.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Commercial demand is weak, primarily in office and retail construction and, while management believes residential construction has neared its bottom in many of the Corporation’s markets, it does not expect growth in the homebuilding sector to materialize significantly in 2009. In contrast, management expects steady growth for chemical-grade aggregates used for flue gas desulfurization and in agriculture lime, as well as ballast used in the railroad industry. In the Specialty Products segment, demand for magnesia-based chemicals products should track the general economy. Management continues to expect favorable energy prices to contribute a range of $35 million to $50 million to operating profitability in 2009.
Based upon management’s current economic view, it has revised the Corporation’s 2009 guidance for net earnings per diluted share to a range of $2.20 to $2.45. This outlook assumes: aggregates volumes to range from down 21% to 23% compared with 2008; the rate of price increase for the aggregates product line to range from 2% to 3% compared with 2008; and Specialty Products segment to contribute $31 million to $33 million in pretax earnings.
Although it is too early to provide guidance for 2010, management has begun to frame its initial view on the upcoming year. As noted above, the Corporation sees many of the projects that it had anticipated to commence in 2009 now beginning next year. Specifically, management believes there will be an increase in infrastructure-related projects as the effects of federal economic stimulus work their way into the economy.
Management continues to believe the Corporation will see a moderate increase in aggregates volume to portions of homebuilding, and steady growth for chemical grade aggregates used for flue gas desulfurization and in agricultural lime, as well as ballast used in the railroad industry. These markets, combined with infrastructure, cumulatively comprised 69% of the Corporation’s 2008 aggregates volumes, and management expects them to increase in 2010. Commercial construction represents the balance of the Corporation’s aggregates volume and, while management expects a decline in commercial construction volumes in 2010, it does not have meaningful visibility into these markets at this time. Aggregates pricing growth in 2010 is expected to be comparable with the 2009 revised guidance. All told, while management’s preliminary outlook for 2010 promises to be a stronger year for the Corporation in terms of sales and profits, it is too soon for management to quantify with any confidence how much improvement it expects the Corporation to achieve.
The 2009 estimated earnings range includes management’s assessment of the likelihood of certain risk factors that will affect performance within the range. The most significant risk to 2009 earnings, whether within or outside current earnings expectations, will be, as previously noted, the performance of the United States economy and its impact on construction activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Risks to the earnings range are related to both price and volume and include a widespread decline in aggregates pricing, a greater-than-expected drop in demand as a result of the continued delays in federal stimulus and state infrastructure projects, a further delay in federal highway funding, the early onset of winter and the ability of customers to complete projects during the fourth quarter, a continued decline in commercial construction, a further decline in residential construction, or some combination thereof. Further, increased highway construction funding pressures as a result of either federal or state issues can affect profitability. Currently, nearly all states are experiencing state-level funding pressures driven by lower tax revenues and an inability to finance approved projects. North Carolina and Texas are among the states experiencing these pressures and these states disproportionately affect revenue and profitability.
The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, bonds posted by the Corporation’s customers can help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel and other fuels change production costs directly through consumption or indirectly in the increased cost of energy-related consumables, namely steel, explosives, tires and conveyor belts. Changing diesel costs also affect transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Corporation’s earnings expectations do not include rapidly increasing diesel costs or sustained periods of increased diesel fuel cost during 2009 at the level experienced in 2008 and, in fact, expectations are that reduced diesel costs will contribute $35 million to $50 million in profitability in 2009. The Corporation experienced favorable diesel costs in the first nine months of 2009, but there is no guarantee that this level of cost decrease will continue.
The availability of transportation in the Corporation’s long-haul network, particularly the availability of barges on the Mississippi River system and the availability of rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast region. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Opportunities to reach the upper end of the earnings range depend on demand exceeding expectations for the aggregates product line.
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
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
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
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Georgia, Texas and South Carolina, which when coupled with North Carolina, represented 52% of 2008 net sales in the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the commercial construction market, notably office and retail space, and the continued decline in residential construction; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; increased interest cost resulting from further tightening of the credit markets; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if volumes decline worse than expected; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation and may be material to the Corporation. The Corporation assumes no obligation to update any forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 30, 2009
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
FORM 10-Q
For the Quarter Ended September 30, 2009
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
Demand in the residential construction market is affected by interest rates. The Federal Reserve cut the federal funds rate by 425 basis points to zero percent in 2008; the rate remains unchanged in 2009. The residential construction market accounted for approximately 9% of the Corporation’s aggregates product line shipments in 2008.
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates as a result of any temporary cash investments, including money market funds and overnight investments in Eurodollars; any outstanding short-term facility borrowings; Floating Rate Senior Notes; AR Credit Facility; Term Loan; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by petroleum-based product costs. The Corporation has no counterparty risk.
Short-Term Facility Borrowings. The Corporation’s short-term facility borrowings include a $325 million Credit Agreement which supports its commercial paper program and a $325 million commercial paper program. Borrowings under these facilities bear interest at a variable interest rate. However, at September 30, 2009, there were no outstanding Credit Agreement or commercial paper borrowings.
Floating Rate Senior Notes. The Corporation has $217.4 million of Floating Rate Senior Notes that bear interest at a rate equal to the three-month LIBOR plus 0.15%. As the Floating Rate Senior Notes bear interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100-basis-point increase in interest rates on borrowings of $217.4 million would increase interest expense by $2.2 million on an annual basis.
AR Credit Facility. The Corporation has a $100 million AR Credit Facility that bears interest at a variable rate equal to the one-month LIBOR plus 2.75%. However, at September 30, 2009, there were no borrowings outstanding under the Corporation’s AR Credit Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
Term Loan. The Corporation has a $130 million Term Loan that bears interest at a rate equal to the one-month LIBOR plus 3.0%. As the Term Loan bears interest at a variable rate, the Corporation has interest rate risk. The effect of a hypothetical 100-basis-point increase in interest rates on outstanding borrowings at September 30, 2009 of $126.8 million would increase interest expense by $1.3 million on an annual basis.
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
Aggregate Risk for Interest Rates and Petroleum-Based Product Costs. Interest rate risk in 2009 is limited to the potential effect related to the Corporation’s Floating Rate Senior Notes and Term Loan. The effect of a hypothetical increase in interest rates of 1% on the $217.4 million Floating Rate Senior Notes and $126.8 million of borrowings under the Term Loan would be an increase of $3.5 million in interest expense on an annual basis. Additionally, a 10% change in petroleum-based product prices would impact annual pretax earnings by $20.7 million.
Item 4. Controls and Procedures
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1, 2009 — July 31, 2009	—	$—	—	5,041,871
August 1, 2009 — August 31, 2009	—	$—	—	5,041,871
September 1, 2009 — September 30, 2009	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated November 3, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 3, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 3, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 3, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: November 3, 2009	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 3, 2009 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 3, 2009 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 3, 2009 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 3, 2009 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002