Form 10-K
period 2009-12-31
MARTIN MARIETTA MATERIALS INC
filed 2010-02-26
CIK 916076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes ☐       No ☑
     As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,070,942,497 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 12, 2010
Common Stock, $.01 par value per share	45,325,859 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010 (Proxy Statement)	Part III

Page
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	36

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	36

PART IV	37

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	37

SIGNATURES	43
EX-12.01
EX-13.01
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02

PART I

ITEM 1.	BUSINESS
General
     Martin Marietta Materials, Inc. (the “Company”) is a leading producer of aggregates for the construction industry, including infrastructure, commercial, agricultural, and residential. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications and dolomitic lime sold primarily to customers in the steel industry. In 2009, the Company’s Aggregates business accounted for 90% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 10% of the Company’s total net sales.
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
     In 2009, the Company acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc. The quarry operations are located in Nebraska, Wyoming, and Utah, while the 49% interest purchased relates to a quarry in Wyoming where the Company was the operating manager. The acquired locations enhanced the Company’s existing long-haul distribution network and provided attractive product synergies.
     Between 2001 and 2009, the Company disposed of or permanently shut down a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Specialty Products segment. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2010 in an effort to redeploy capital for other opportunities.
Business Segment Information
     The Company operates in four reportable business segments: the Mideast Group, Southeast Group, and West Group, collectively the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2009 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2009 consolidated financial statements (the “2009 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2009 Annual Report to Shareholders (the “2009 Annual Report”), which information is incorporated herein by reference.
Aggregates Business
     The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, commercial and residential construction industries as well as agriculture, railroad ballast, chemical, and other uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located primarily in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations.
     The Company is a leading producer of aggregates for the construction industry in the United States. In 2009, the Company’s Aggregates business shipped 123.4 million tons of aggregates primarily to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.4 billion and $177.0 million, respectively.

     The Aggregates business markets its products primarily to the construction industry, with approximately 55% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with commercial and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.
     The historic economic recession has resulted in unprecedented declines in aggregates shipments, as evidenced by United States aggregates consumption declining by almost 40% from the peak volume in 2006. Further, states have stalled construction spending due to budget shortfalls caused by decreasing tax revenues and uncertainty related to long-term federal highway funding.
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), the federal economic stimulus plan signed into law in February 2009, provided approximately $30 billion of additional funding for highways, bridges and airports expected to be spent through 2012. The Company also anticipates that other components of ARRA, including, for example, federal spending for rail transportation, public transit, and the Army Corps of Engineers, should result in increased construction activity. There have been delays in stimulus-related jobs reaching the actual construction phase, as evidenced by only 21% of total ARRA highway funds being spent at the state level in 2009. The Company expects the majority of stimulus project work to occur in 2010 with any carryover in 2011 and 2012, the year all spending, by law, should be completed.
     The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 289 quarries, underground mines, distribution facilities, and plants to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands. The Company’s five largest revenue-generating states (Texas, North Carolina, Georgia, Iowa, and Louisiana) account for approximately 56% of total 2009 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. The current economic recession nationally and in these states has negatively impacted the Company’s Aggregates business.
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
     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2009, the originating mode of transportation for the Company’s aggregates shipments was 69% by truck, 20% by rail, and 11% by water. The majority of the rail and water movements occur in the Southeast Group and the West Group. The Company has an extensive network of aggregates quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In recent years the Company has brought additional capacity on line at its Bahamas and Nova Scotia locations to transport materials via oceangoing ships. During the recent economic recession, the Company set a priority of preserving capital while maintaining safe, environmentally-sound operations. As the Company returns to a more normalized operating environment, management expects to focus a significant part of its capital growth spending program on expanding key Southeast and Southwest operations.
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
     The water and rail distribution network initially resulted in the Company increasing its market share in certain areas. However, recent consolidation in the aggregates industry has made it more competitive for the Company in various parts of the country. The Company believes that as shipment volumes recover, the Company will increase its market share in those areas.
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
     The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the minimum tonnages in a given year under the agreement, it will be required to pay the shipping company the contractually-stated minimum amount for that year. In 2009, the Company incurred a $2.0 million expense due to not shipping the minimum tonnages. Similar charges are possible in 2010 if shipment volumes do not increase.
     From time to time the Company has experienced rail transportation shortages, particularly in the Southwest and Southeast. These shortages were caused by the downsizing in personnel and equipment by certain railroads during economic downturns. Further, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. Certain of the Company’s sales yards have the system capabilities to meet the unit train requirements. Over the last few years, the Company has made capital improvements to a number of its sales yards in order to better accommodate unit train unloadings. Rail availability is seasonal and can impact aggregates shipments depending on competing movements.
     The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via barges and deepwater ships should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.
     The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Management expects a slowing in the industry consolidation trend as the number of suitable small to mid-sized acquisition targets in high-growth markets declines. During the recent period of fewer acquisition opportunities, the Company has focused on investing in internal expansion projects in high-growth markets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.
     The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the

Company’s aggregates business. These vertically integrated operations accounted for approximately 8% of revenues of the Aggregates business in 2009. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, they do not represent core businesses of the Company. The results of these operations are currently insignificant to the Company as a whole. Over the last few years the Company has disposed of some of these operations. The Company continues to review carefully the acquired vertically integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities.
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
     Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $19.8 million, $24.8 million, and $22.3 million during 2009, 2008, and 2007, respectively.
Specialty Products Business
     The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2009, 69% of Specialty Products’ net sales were attributable to chemical products, 30% to lime, and 1% to stone. Net sales of chemical products in 2009 were enhanced by the acquisition of the Elastomag® product line from Morton International, Inc. in 2008. Overall net sales in the Specialty Products business decreased in 2009 reflecting slowing magnesia chemicals sales and reduced dolomitic lime shipments to the steel industry, both trends consistent with declines in general industrial demand.

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
     In 2009, approximately 70% of the lime produced was sold to third-party customers, while the remaining 30% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry accounted for approximately 40% of the Specialty Products’ net sales in 2009, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The economic downturn has caused a significant decline in the manufacturing of steel. The Company anticipates continued weakness in the manufacturing of steel for much of 2010, dependent upon domestic economic recovery rates.
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
     Approximately 10% of the revenues of the Specialty Products business are from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single country accounts for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $16.2 million, $24.3 million, and $20.2 million in 2009, 2008, and 2007, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.
Patents and Trademarks
     As of February 12, 2010, the Company owns, has the right to use, or has pending applications for approximately 114 patents pending or granted by the United States and various countries and approximately 115 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.
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
     The Company’s Specialty Products business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 10% of revenues for the Specialty Products business in 2009, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.

Research and Development
     The Company conducts research and development activities principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan. In general, the Company’s research and development efforts in 2009 were directed to applied technological development for the use of its chemicals products. The Company spent approximately $0.4 million in 2009, $0.6 million in 2008, and $0.9 million in 2007 on research and development activities.
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
     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $8.7 million in 2009 and approximately $11.5 million in 2008 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $5.5 million in 2009 and are expected to be approximately $5.5 million in 2010 and 2011. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2009 and 2008. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.
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
     Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2009 Financial Statements and the 2009 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.
     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2009 Financial Statements included under Item 8 of this Form 10-K and the 2009 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” included under Item 7 of this Form

10-K and the 2009 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.
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
     The Company has been reviewing its operations with respect to climate change matters and its sources of greenhouse gas emissions. On December 7, 2009, the USEPA made an endangerment finding under the Clean Air Act that the current and projected concentrations of the six key greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations. The six greenhouses gases are carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. Beginning in 2010, facilities that emit 25,000 metric tons or more per year of greenhouse gases will be required to annually report greenhouse gas generation to comply with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. The USEPA has also proposed a rule to impose additional permitting requirements on existing greenhouse gas sources emitting greater than 25,000 metric tons per year of greenhouse gases. In Congress, both the House and Senate are considering climate change legislation, including the “cap-and-trade” approach. Cap and trade is an environmental policy tool that delivers results with a mandatory cap on emissions while providing sources flexibility in how they comply by trading credits with other sources whose emissions are below the cap. Various states where the Company has operations are also considering climate change initiatives, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed.
     The operations of the Company’s Aggregates business are not major sources of greenhouse gas emissions. Most of the greenhouse gas emissions from aggregate operations are tailpipe emissions from mobile sources such as heavy construction and earth-moving equipment. The lime manufacturing operation of the Company’s Specialty Products business in Woodville, Ohio releases carbon dioxide, methane and nitrous oxide during the production of lime and will be filing an annual report of its greenhouse gas emissions. The Company believes it is likely that a tax will be enacted or operational restraints or additional permitting requirements will be implemented on emissions of greenhouse gases from its Woodville operation. However, the Company anticipates that any increased operating costs or taxes relating to greenhouse gas emission limitations at the Woodville operation would be passed on to its customers. The Specialty Products operation in Manistee, Michigan releases carbon dioxide, methane, and nitrous oxides in the manufacture of magnesium oxide and hydroxide products and will be filing an annual report of its greenhouse gas emissions. The Company believes that the Manistee facility will be subject to additional permitting requirements if pending federal legislation or regulations are passed. The magnesium oxide products compete against other products which emit a lower level of greenhouse gases in their production. Therefore, the Manistee facility may have to absorb extra costs due to the pending greenhouse gas regulations in order to remain competitive in pricing in that market. The Company at this time cannot reasonably predict what the costs might be. The fastest growing part of the business is magnesium hydroxide, however, and the Company believes its market competition will be similarly regulated under the greenhouse gas legislation and regulations. The Manistee facility sells materials to distributors and customers in a number of countries in Asia, Europe and South America, and to Canada and Mexico. The Company is analyzing the obligations of our global customer base with regards to climate change treaties and accords.
Employees
     As of January 31, 2010, the Company has approximately 4,554 employees, of which 3,351 are hourly employees and 1,203 are salaried employees. Included among these employees are 636 hourly employees represented by labor unions (14.0% of the Company’s employees). Of such amount, 13.1% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 100% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2011. The Woodville collective bargaining agreement expires in June 2010. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at the Woodville location this year or at the Manistee location next year.
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

     We sell most of our aggregate products to the construction industry, so our results depend on the strength of the construction industry. Since our business depends on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions and the aggregates intensity of the underlying spending on aggregates. The overall economy has been hurt by mortgage security losses and the tightening credit markets. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our aggregate products. The recent economic recession is an example, and our business has been hurt. Construction spending can also be disrupted by terrorist activity and armed conflicts.
     While our aggregate operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five revenue-generating states of Texas, North Carolina, Georgia, Iowa and Louisiana, our profitability will decrease. We are experiencing this situation with the current economic recession.
     The historic economic recession resulted in large declines in shipments of aggregate products in our industry. Use of aggregate products in the United States has declined almost 40% from the highest volume in 2006. The states have also reduced their construction spending because of budget shortfalls caused by lower tax revenues and uncertainly relating to long-term federal highway funding. There has been a reduction in many states’ investment in highway maintenance. These factors resulted in a continued reduction in sales of aggregate products for the Company during 2009, which, combined with a widespread decline in aggregates pricing, hurt the Company’s business.
     In February 2009, President Obama signed into law an economic stimulus plan, which was designed to stimulate the economy by providing over $29 billion in new funding for transportation infrastructure. However, nationally only about 21% of stimulus spending occurred in 2009. The majority of stimulus spending is expected to occur in 2010 with expected carryover in 2011 and 2012, the last year of the stimulus plan spending. While management believes the federal stimulus plan will increase the Company’s aggregates shipments in 2010 and 2011, we cannot be assured of the full impact of the stimulus plan.
     Within the construction industry, we sell our aggregate products for use in both commercial construction and residential construction. Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall. The overall economy has been hurt by the changes in the financial services sector, including failures of several large financial institutions, historical merger and acquisition activity within that industry, and the resulting lack of credit availability. The commercial construction market remained weak in 2009, notably in office and retail construction. Management expects the commercial construction market to decline in 2010. Approximately 25% of our aggregates shipments in 2009 were to the commercial construction market. Also, continued weakness in the residential construction market negatively affected the commercial construction market. The residential construction market remained dismal in 2009 in connection with the housing market downtown. While management believes the residential construction market has bottomed out and expects moderate growth in 2010, we cannot be assured of such growth. Approximately 7% of our aggregates shipments in 2009 were to the residential construction market.
     Our aggregate products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on these projects. The current federal highway law passed in 2005 provided funding of $286.4 billion for highway, transit, and highway safety programs but ended September 30, 2009. While a multi-year successor federal highway bill has not been approved, Congress has extended the provisions of the current law under continuing resolutions through February 28, 2010. We cannot be assured that Congress will pass a multi-year successor federal highway bill or will continue to extend the provisions of the current law at the same level authorized in the current federal highway law. Similarly, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina and Texas are among the states experiencing these pressures, and these states disproportionately affect our revenues and profits.
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
     Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. For example, in 2008, increases in energy costs lowered net earnings for our businesses by $0.65 per diluted share when compared with 2007 prices. Conversely, in 2009, decreases in energy costs contributed $1.01 to our net earnings per diluted share. We do not hedge our diesel fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, consumption, and the natural hedge created by the ability to increase aggregates prices.
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
     We are involved from time to time in litigation and claims arising from our operations. We are currently involved in various legal proceedings in both federal and state courts relating to our Greenwood, Missouri operations. A jury verdict for actual and exemplary damages was rendered against us in favor of the City of Greenwood in one of the state court proceedings based on the jury’s finding that quarry customers’ trucks caused damage to a road in Greenwood. The Missouri Supreme Court recently declined to accept our appeal in this proceeding. The Company’s management believes this result in state court is unsupported by relevant legal principles and is considering our alternatives, although we cannot reasonably predict the ultimate outcome of this proceeding. Accordingly, we have recorded an $11.9 million legal reserve on our books as of December 31, 2009. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, we cannot assume that an adverse outcome in a pending or future legal action would not negatively affect us.
Labor disputes could disrupt operations of our businesses.
     Labor unions represent 13.1% of the hourly employees of our aggregates business and 97.4% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Woodville, Ohio lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2010 and August 2011, respectively.
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
     We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2011 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.
Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our estimates and assumptions could be wrong.
     The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. We make critical estimates and assumptions involving accounting matters including our goodwill impairment testing, our expenses and cash requirements for our pension plans, our estimated income taxes, how we allocate the purchase price of our acquisitions, and how we account for our property, plant and equipment, and inventory. These estimates and assumptions involve matters that are inherently uncertain and require our subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.
     While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read about our critical accounting policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The adoption of new accounting standards may affect our financial results.
     The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2006, we were required under new accounting standards to expense the fair value of stock options we award our management and key employees as part of their compensation. This resulted in a reduction of our earnings and made comparisons between financial periods more difficult. Beginning in 2009, we were required under new accounting standards to determine whether instruments granted in stock-based payment transactions under our employee benefit plans were considered “participating securities” and included in determining our earnings per share. This resulted in a reduction of our previously-reported net earnings and decreased our previously-reported earnings per share amounts. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2009 financial statements.

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
     The current credit environment has negatively affected the economy, and we have considered how it might affect our business. Demand for our products, particularly in the commercial and residential construction markets, could continue to decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations to capital projects. State and federal budget issues may continue to negatively affect the funding available for infrastructure spending without continued economic stimulus at the federal level.
     A recessionary economy can also increase the likelihood we will not be able to collect on all of our accounts receivable with our customers. We are protected in part, however, by payment bonds posted by many of our customers or end-users. Nevertheless, we have experienced a delay in payment from some of our customers during this economic downturn. Historically our bad debt write-offs have not been significant to our operating results, and, although the amount of our bad debt write-offs has increased, we believe our allowance for doubtful accounts is adequate.
     During this economic downturn we have been forced to shut down some of our facilities permanently and have temporarily idled others. In 2009, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $48.8 million of costs that could have been inventoried under normal operating conditions. If demand does not improve, such temporary idling could become longer-term, impairing the value of some of the assets at those locations. The timing of increased demand will determine when these locations will be reopened. During the idling period, the plant and equipment will continue to be depreciated. If practicable, we will transfer the mobile equipment and use it elsewhere. Because we continue to have long-term access to the aggregate reserves, these sites are not considered impaired during temporary idlings. Nevertheless, there is a risk of long-term asset impairment at sites that are temporarily idled if the economic downturn does not improve in the near term.
     The current credit environment has limited our ability to issue borrowings under our commercial paper program. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. In 2009, we issued 3.8 million shares of common stock and raised net proceeds of $293 million. We also entered into a $100 million three-year secured accounts receivable credit facility and a $130 million unsecured term loan. We further amended our various credit agreements to provide for an increased leverage ratio covenant. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.

     We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. Any large strategic acquisition would require that we issue both newly issued equity and debt securities in order to maintain our investment grade credit rating. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding debt and the interest cost on our commercial paper program, to the extent it is available to us. Our senior unsecured (long term) debt is rated BBB+ by Standard & Poor’s and Baa3 by Moody’s. Our commercial paper is rated A-2 by Standard & Poor’s and P-3 by Moody’s. While management believes our credit ratings will remain at an investment-grade level, we cannot be assured these ratings will remain at those levels. While management believes the Company will continue to have credit available to it adequate to meet its needs, there can be no assurance of that.
Our specialty products business depends in part on the steel industry and the supply of reasonably priced fuels.
     Our specialty products business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The economic downturn has caused a significant decline in steel manufacturing. We anticipate this weakness to continue in 2010. The specialty products business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by high fuel prices or shortages.
Our articles of incorporation, bylaws, and shareholder rights plan and North Carolina law may inhibit a change in control that you may favor.
     Our restated articles of incorporation and restated bylaws, shareholder rights plan, and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:
•	a classified board of directors;

•	the ability of the board of directors to establish the terms of, and issue, preferred stock without shareholder approval;

•	the requirement that our shareholders may only remove directors for cause;

•	the inability of shareholders to call special meetings of shareholders; and

•	super majority shareholder approval requirements for business combination transactions with certain five percent shareholders.
     In addition, we have in place a shareholder rights plan that will trigger a dilutive issuance of common stock upon acquisitions of our common stock by a third party above a threshold that are not approved by the board of directors. Additionally, the occurrence of certain change of control events could result in an event of default under certain of our existing or future debt instruments.
Changes in our effective tax rate may harm our results of operations.
     A number of factors may increase our future effective tax rate, including:
•	Governmental authorities increasing taxes to fund deficits;

•	The jurisdictions in which earnings are taxed;

•	The resolution of issues arising from tax audits with various tax authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Changes in available tax credits;

•	Changes in share-based compensation;

•	Other changes in tax laws, and

•	The interpretation of tax laws and/or administrative practices.
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
     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” under Item 1A of this Form 10-K, the discussion of “Competition” under Item 1 on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2009 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2009 Financial Statements included under Item 8 of this Form 10-K and the 2009 Annual Report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
Aggregates Business
     As of December 31, 2009, the Company processed or shipped aggregates from 274 quarries, underground mines, and distribution yards in 27 states and in Canada and the Bahamas, of which 101 are located on land owned by the Company free of major encumbrances, 59 are on land owned in part and leased in part, 110 are on leased land, and 4 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 60 years based on normalized levels of production, and 109 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2009, the Company processed and shipped ready mixed concrete and/or asphalt products from 15 properties in 3 states, of which 11 are located on land owned by the Company free of major encumbrances and 4 are on leased land.
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
     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Financial Information — Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item

7 of this Form 10-K and the 2009 Annual Report for discussion of reserves evaluation by the Company.
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

								Percentage of aggregate
		Tonnage of Reserves for		Tonnage of Reserves for				reserves located at an		Percentage of
	Number of	each general type of		each general type of				existing quarry, and		aggregate reserves
	Producing	aggregate at 12/31/08		aggregate at 12/31/09		Change in Tonnage from 2008		reserves not located at an		on land that has	Percent of reserves owned
	Quarries	(Add 000)		(Add 000)		(Add 000)		existing quarry.		not been zoned for	and percent leased
State	2009	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry	quarrying.	Owned	Leased
Alabama	7	85,112	10,337	82,630	10,163	(2,482)	(174)	100%	0%	0%	23%	77%
Arkansas	3	213,591	0	239,761	0	26,170	0	96%	4%	0%	58%	42%
Florida	2	120,543	0	119,902	0	(641)	0	100%	0%	0%	0%	100%
Georgia	13	1,165,596	0	1,241,080	0	75,484	0	92%	8%	0%	76%	24%
Illinois	2	809,494	0	750,405	0	(59,089)	0	59%	41%	0%	53%	47%
Indiana	10	482,464	35,042	478,497	38,010	(3,967)	2,968	100%	0%	15%	41%	60%
Iowa	28	658,531	54,953	656,618	54,390	(1,913)	(563)	99%	1%	1%	12%	88%
Kansas	12	123,122	0	120,739	0	(2,383)	0	100%	0%	0%	35%	65%
Kentucky	3	562,614	45,626	556,310	45,533	(6,304)	(93)	100%	0%	0%	8%	92%
Maryland	2	96,173	0	95,347	0	(826)	0	100%	0%	0%	100%	0%
Minnesota	2	449,185	0	447,144	0	(2,041)	0	77%	23%	0%	69%	31%
Mississippi	1	0	83,861	0	83,645	0	(216)	100%	0%	0%	100%	0%
Missouri	8	371,240	0	346,885	0	(24,355)	0	88%	12%	0%	21%	79%
Montana	0	50,000	0	50,000	0	0	0	100%	0%	0%	100%	0%
Nebraska	4	77,484	0	188,975	0	111,491	0	100%	0%	0%	49%	51%
Nevada	1	158,502	0	156,477	0	(2,025)	0	100%	0%	0%	84%	16%
North Carolina	43	3,281,063	0	3,374,396	0	93,333	0	82%	18%	3%	64%	36%
Ohio	15	181,939	194,897	181,509	194,399	(430)	(498)	100%	0%	3%	92%	8%
Oklahoma	9	736,185	38,174	728,065	37,688	(8,120)	(486)	100%	0%	0%	83%	17%
South Carolina	6	405,842	0	406,173	0	331	0	89%	11%	19%	16%	84%
Tennessee	1	38,167	0	37,273	0	(894)	0	100%	0%	0%	100%	0%
Texas	9	991,042	111,369	1,177,978	109,782	186,936	(1,587)	65%	35%	33%	19%	90%
Utah	1			15,649	0	15,649	0	100%	0%	0%	0%	100%
Virginia	4	408,569	0	383,152	0	(25,417)	0	86%	14%	1%	76%	24%
Washington	2	47,300	0	27,484	0	(19,816)	0	46%	54%	0%	72%	28%
West Virginia	1	59,204	0	59,161	0	(43)	0	31%	69%	0%	90%	10%
Wyoming	2	68,944	0	118,582	0	49,638	0	100%	0%	0%	0%	100%

U. S. Total	191	11,641,906	574,259	12,040,192	573,610	398,286	(649)	89%	11%	9%	53%	47%
						0	0
Non-U. S.	2	916,445	0	845,108	0	(71,337)	0	100%	0%	0%	99%	1%

Grand Total	193	12,558,351	574,259	12,885,300	573,610	326,949	(649)

	Total Annual Production (in tons) (add 000)			Number of years of production
	For year ended December 31			available at December 31, 2009
Reportable Segment	2009	2008	2007
Mideast Group	35,310	46,578	63,420	147.6
Southeast Group	31,095	39,574	44,710	121.3
West Group	56,837	69,439	72,832	78.8

Total Aggregates Business	123,242	155,591	180,962	109.2

Specialty Products Business
     The Specialty Products business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. Both of these facilities are owned.
     The Company leases a 185,000 square foot facility in Sparta, North Carolina, which previously served as the assembly and manufacturing hub for the former structural composites product line of the Specialty Products business. This lease will expire on March 31, 2010.
Other Properties
     The Company’s principal corporate office, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices for its four reportable business segments.
     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2009, the principal properties were believed to be utilized at average productive capacities of approximately 60% and were capable of supporting a higher level of market demand. However, due to the current economic recession, the Company has adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2009 the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $48.8 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idlings could continue. The Company expects, however, as the economy recovers, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

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
     The Company was not required to pay any penalties in 2009 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2009 Financial Statements included under Item 8 of this Form 10-K and the 2009 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2009 Annual Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2009.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 12, 2010:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
Stephen P. Zelnak, Jr.	65	Chairman of the	1997	President (1993-2006);
		Board of Directors		Chief Executive Officer (1993-2009)

C. Howard Nye	47	Chief Executive Officer;	2010	Executive Vice President, Hanson
		President;	2006	Aggregates North America (2003-2006);*
		President of Aggregates	2010	Chief Operating Officer (2006-2009)
		Business;
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	48	Executive Vice President;	2009	Senior Vice President (2005-2009);
		Treasurer;	2006	Vice President and Controller (1998-2005);
		Chief Financial Officer	2005	Chief Accounting Officer (1999-2006)

Daniel G. Shephard	51	Executive Vice President;	2005	Vice President-Business Development
		Chief Executive Officer	2005	and Capital Planning (2002-2005);
		of Magnesia Specialties		Senior Vice President (2004-2005);
		Business		Regional Vice President and General
				Manager-MidAmerica Region (2003-2005);
				President of Magnesia Specialties Business
				(1999-2005)

Bruce A. Vaio	49	President – Martin Marietta	2006	President – Southwest Division (1998-2006);
		Materials West;		Senior Vice President (2002-2005)
		Executive Vice President	2005

Roselyn R. Bar	51	Senior Vice President;	2005	Vice President (2001-2005)
		General Counsel;	2001
		Corporate Secretary	1997

Jonathan T. Stewart	61	Senior Vice President,	2001
		Human Resources

*	Prior to his employment with the Company in 2006, Mr. Nye was Executive Vice President of Hanson Aggregates North America, a producer of construction aggregates, since 2003.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2009 Annual Report, and that information is incorporated herein by reference. There were 827 holders of record of the Company’s Common Stock as of February 12, 2010.
Recent Sales of Unregistered Securities
     None.
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required in response to this subsection of Item 5 is included in Part III, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
			Publicly Announced	be Purchased Under
	Total Number of	Average Price Paid	Plans or	the Plans or
Period	Shares Purchased	per Share	Programs(1)	Programs
October 1, 2009 – October 31, 2009	0	$—	0	5,041,871

November 1, 2009 – November 30, 2009	0	$—	0	5,041,871

December 1, 2009 – December 31, 2009	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA
     The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2009 Annual Report, and that information is incorporated herein by reference.

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
     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2010” in the 2009 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2009 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2009 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2009 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2009. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2009. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2009. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2009 Financial Statements, included under Item 8 of this Form 10-K and the 2009 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2009 Annual Report.
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
     The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2009 (the “2010 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2010 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2010 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2010 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2010 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) List of financial statements filed as part of this Form 10-K.
The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2009 Annual Report and incorporated by reference under Item 8 of this Form 10-K:
Consolidated Statements of Earnings—
   for years ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheets—
   at December 31, 2009 and 2008
Consolidated Statements of Cash Flows—
   for years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Total Equity—
   Balance at December 31, 2009, 2008, and 2007
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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2009 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

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

4.01
—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02
—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03
—Article I of the Company’s Restated Bylaws (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc.Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

4.04
—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05
—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06
—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.07
—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

4.08
—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.09
—First Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $225,000,000 aggregate principal amount of Floating Rate Senior Notes due 2010 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

Exhibit
No.
4.10
—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.11
—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

4.12
—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.13	—Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.14
—Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.15	—Form of Senior Note (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.16
—Form of Subordinated Note (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

10.01
—$325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008, among Martin Marietta Materials, Inc., the banks parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (Commission File No. 1-12744)

10.02
—Amendment No. 1 dated as of December 23, 2009 to $325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008 among Martin Marietta Materials, Inc., the banks party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.03
—$130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and a syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

Exhibit
No.
10.04
—First Amendment dated as of December 23, 2009 to $130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.05
—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.06
—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.07
—Distribution Agreement dated November 18, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 18, 2009) (Commission File No. 1-12744)

10.08
—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.10
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11
—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14
—Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008 ) (Commission File No. 1-12744)**

10.15
—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16
—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarter Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

Exhibit
No.
10.17
—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2009

*13.01
—Excerpts from Martin Marietta Materials, Inc. 2009 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2009 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 26, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 26, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 26, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 26, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2010 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2010 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c) Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

		Col C
		Additions				Col E
	Col B	(1)	(2)	Col D		Balance at
Col A	Balance at beginning	Charged to costs	Charged to other accounts—	Deductions—		end of
Description	of period	and expenses	describe	describe		period
			(Amounts in Thousands)
Year ended December 31, 2009

Allowance for doubtful accounts	$4,696	$—	$—	$74	(a)	$4,622
Allowance for uncollectible notes receivable	—	151	—	—		151
Inventory valuation allowance	19,019	1,313	—	—		20,332
Accumulated amortization of intangible assets	12,644	1,711	—	1,200	(b)	13,155

Year ended December 31, 2008

Allowance for doubtful accounts	$3,661	$1,035	$—	$—		$4,696
Allowance for uncollectible notes receivable	—	—	—	—		—
Inventory valuation allowance	19,136	—	—	117	(a)	19,019
Accumulated amortization of intangible assets	18,816	1,886	—	8,058	(b)	12,644

Year ended December 31, 2007

Allowance for doubtful accounts	$4,905	$—	$—	$1,244	(a)	$3,661
Allowance for uncollectible notes receivable	853	—	—	853	(a)	—
Inventory valuation allowance	14,221	4,915	—			19,136
Accumulated amortization of intangible assets	20,670	1,947	—	3,801	(b)	18,816

(a)	To adjust allowance for change in estimates.

(b)	Write off of fully amortized intangible assets.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 26, 2010
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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen P. Zelnak, Jr.	Chairman of the Board	February 26, 2010
Stephen P. Zelnak, Jr.

/s/ C. Howard Nye	President and	February 26, 2010
C. Howard Nye	Chief Executive Officer

/s/ Anne H. Lloyd	Executive Vice President, Chief Financial Officer and	February 26, 2010
Anne H. Lloyd	Treasurer

/s/ Dana F. Guzzo	Vice President, Controller and	February 26, 2010
Dana F. Guzzo	Chief Accounting Officer

/s/ Sue W. Cole	Director	February 26, 2010
Sue W. Cole

/s/ David G. Maffucci	Director	February 26, 2010
David G. Maffucci

/s/ William E. McDonald	Director	February 26, 2010
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 26, 2010
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 26, 2010
Laree E. Perez

/s/ Michael J. Quillen	Director	February 26, 2010
Michael J. Quillen

Signature	Title	Date
/s/ Dennis L. Rediker	Director	February 26, 2010
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 26, 2010
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

3.03	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc.Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

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

4.10
—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.11
—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

4.12
—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.13	—Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.14
—Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.15	—Form of Senior Note (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.16
—Form of Subordinated Note (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

10.01
—$325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008, among Martin Marietta Materials, Inc., the banks parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (Commission File No. 1-12744)

10.02
—Amendment No. 1 dated as of December 23, 2009 to $325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008 among Martin Marietta Materials, Inc., the banks party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.03
—$130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and a syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

Exhibit
No.
10.04
—First Amendment dated as of December 23, 2009 to $130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.05
—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.06
—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.07
—Distribution Agreement dated November 18, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 18, 2009) (Commission File No. 1-12744)

10.08
—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.10
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11
—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14
—Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008 ) (Commission File No. 1-12744)**

10.15
—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the

Exhibit
No.
Martin Marietta Materials, Inc. Quarter Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17
—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2009

*13.01
—Excerpts from Martin Marietta Materials, Inc. 2009 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2009 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 26, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 26, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 26, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 26, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2010 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2010 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K