Form 10-Q
period 2010-03-31
MARTIN MARIETTA MATERIALS INC
filed 2010-05-04
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, $0.01 par value	45,434,153

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$221,043	$263,591	$222,003
Accounts receivable, net	202,101	162,815	206,785
Inventories, net	322,027	332,569	324,949
Current deferred income tax benefits	72,921	60,303	56,177
Proceeds receivable for common stock issuances	—	—	37,612
Other current assets	36,619	37,582	44,413

Total Current Assets	854,711	856,860	891,939

Property, plant and equipment	3,500,655	3,465,978	3,349,606
Allowances for depreciation, depletion and amortization	(1,805,610)	(1,773,073)	(1,665,923)

Net property, plant and equipment	1,695,045	1,692,905	1,683,683

Goodwill	624,224	624,224	623,810
Other intangibles, net	18,863	12,469	13,445
Other noncurrent assets	52,059	52,825	40,222

Total Assets	$3,244,902	$3,239,283	$3,253,099

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$2,227	$1,737	$4,434
Accounts payable	67,281	52,107	77,029
Accrued salaries, benefits and payroll taxes	12,217	15,222	13,306
Pension and postretirement benefits	18,263	18,823	2,405
Accrued insurance and other taxes	26,128	24,274	27,009
Current maturities of long-term debt and short-term facilities	219,583	226,119	181,926
Accrued interest	27,948	12,751	28,282
Other current liabilities	21,699	22,520	13,261

Total Current Liabilities	395,346	373,553	347,652

Long-term debt	1,029,606	1,023,492	1,152,107
Pension, postretirement and postemployment benefits	159,154	160,354	213,517
Noncurrent deferred income taxes	192,299	195,946	175,806
Other noncurrent liabilities	95,602	79,527	79,830

Total Liabilities	1,872,007	1,832,872	1,968,912

Equity:
Common stock, par value $0.01 per share	453	453	445
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	386,211	381,173	317,717
Accumulated other comprehensive loss	(70,528)	(75,084)	(99,753)
Retained earnings	1,016,156	1,058,698	1,021,832

Total Shareholders’ Equity	1,332,292	1,365,240	1,240,241
Noncontrolling interests	40,603	41,171	43,946

Total Equity	1,372,895	1,406,411	1,284,187

Total Liabilities and Equity	$3,244,902	$3,239,283	$3,253,099

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$295,561	$329,842
Freight and delivery revenues	45,383	44,719

Total revenues	340,944	374,561

Cost of sales	275,948	281,307
Freight and delivery costs	45,383	44,719

Total cost of revenues	321,331	326,026

Gross Profit	19,613	48,535

Selling, general & administrative expenses	33,571	37,157
Research and development	13	136
Other operating (income) and expenses, net	(1,107)	294

(Loss) Earnings from Operations	(12,864)	10,948

Interest expense	17,616	18,525
Other nonoperating (income) and expenses, net	(600)	1,022

Losss from continuing operations before taxes on income	(29,880)	(8,599)
Income tax benefit	(4,984)	(2,174)

Loss from Continuing Operations	(24,896)	(6,425)
Gain on discontinued operations, net of related tax expense of $38 and $20, respectively	148	52

Consolidated net loss	(24,748)	(6,373)
Less: Net loss attributable to noncontrolling interests	(568)	(609)

Net Loss Attributable to Martin Marietta Materials, Inc.	$(24,180)	$(5,764)

Net (Loss) Earnings Attributable to Martin Marietta Materials, Inc.
Loss from continuing operations	$(24,328)	$(5,816)
Discontinued operations	148	52

	$(24,180)	$(5,764)

Net Loss Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$(0.54)	$(0.14)
Discontinued operations attributable to common shareholders	—	—

	$(0.54)	$(0.14)

Diluted from continuing operations attributable to common shareholders	$(0.54)	$(0.14)
Discontinued operations attributable to common shareholders	—	—

	$(0.54)	$(0.14)

Weighted-Average Common Shares Outstanding
Basic	45,400	41,863

Diluted	45,400	41,863

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net loss	$(24,748)	$(6,373)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	44,968	42,619
Stock-based compensation expense	3,894	5,086
(Gains) Losses on divestitures and sales of assets	(1,133)	796
Deferred income taxes	957	765
Excess tax benefits from stock-based compensation transactions	(145)	(95)
Other items, net	391	638
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(39,286)	4,811
Inventories, net	10,681	(6,931)
Accounts payable	15,077	14,436
Other assets and liabilities, net	16,465	9,002

Net Cash Provided by Operating Activities	27,121	64,754

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(25,021)	(40,316)
Acquisitions, net	(28,026)	(1,524)
Proceeds from divestitures and sales of assets	1,588	5,082

Net Cash Used for Investing Activities	(51,459)	(36,758)

Cash Flows from Financing Activities:
Borrowings of long-term debt	50,000	—
Repayments of long-term debt	(50,560)	(1,046)
Repayments on short-term facilities, net	—	(20,000)
Debt issuance costs	(80)	—
Change in bank overdraft	490	(243)
Payments on capital lease obligations	(29)	(51)
Dividends paid	(18,362)	(16,821)
Distributions to owners of noncontrolling interests	—	(1,000)
Issuances of common stock	186	195,279
Excess tax benefits from stock-based compensation transactions	145	95

Net Cash (Used for) Provided by Financing Activities	(18,210)	156,213

Net (Decrease) Increase in Cash and Cash Equivalents	(42,548)	184,209
Cash and Cash Equivalents, beginning of period	263,591	37,794

Cash and Cash Equivalents, end of period	$221,043	$222,003

Noncash Investing and Financing Activities:
Proceeds receivable for common stock issuances	$—	$37,612

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,914	$3,377
Cash (refunds) payments for income taxes	$(8,955)	$290
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity
Balance at December 31, 2009	45,399	$453	$381,173	$(75,084)	$1,058,698	$1,365,240	$41,171	$1,406,411

Consolidated net loss	—	—	—	—	(24,180)	(24,180)	(568)	(24,748)
Unrecognized actuarial losses and prior service costs related to pension and postretirement benefits, net of tax benefit of $1,411	—	—	—	3,901	—	3,901	—	3,901
Foreign currency translation gain	—	—	—	523	—	523	—	523
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax benefit of $86	—	—	—	132	—	132	—	132

Consolidated comprehensive loss						(19,624)	(568)	(20,192)
Dividends declared	—	—	—	—	(18,362)	(18,362)	—	(18,362)
Issuances of common stock for stock award plans	4	—	1,144	—	—	1,144	—	1,144
Stock-based compensation expense	—	—	3,894	—	—	3,894	—	3,894

Balance at March 31, 2010	45,403	$453	$386,211	$(70,528)	$1,016,156	$1,332,292	$40,603	$1,372,895

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter ended March 31, 2010 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. The diluted per-share computations reflect a change in the number of common shares outstanding (the denominator) to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Net loss from continuing operations attributable to Martin Marietta Materials, Inc.	$(24,328)	$(5,816)
Less: Distributed and undistributed earnings attributable to unvested awards	(202)	(235)

Basic and diluted net loss from continuing operations attributable to common shareholders of Martin Marietta Materials, Inc.	(24,530)	(6,051)
Basic and diluted net earnings from discontinued operations attributable to common shareholders	148	52

Basic and diluted net loss attributable to common shareholders of Martin Marietta Materials, Inc.	$(24,382)	$(5,999)

Basic weighted-average common shares outstanding	45,400	41,863
Effect of dilutive employee and director awards	—	—

Diluted weighted-average common shares outstanding	45,400	41,863

Comprehensive Earnings/Loss
Consolidated comprehensive earnings/loss for the Corporation consist of consolidated net earnings or loss; amortization of actuarial losses and prior service costs related to pension and postretirement benefits; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense. Consolidated comprehensive loss for the three months ended March 31, 2010 and 2009 was $20,192,000 and $4,455,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	Discontinued Operations

Operations that are disposed of or permanently shut down represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations in the consolidated statements of earnings. All discontinued operations relate to the Aggregates business.

Discontinued operations included the following net sales, pretax gain on operations, income tax expense and overall net earnings:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Net sales	$17	$541

Pretax gain on operations	$186	$72
Income tax expense	38	20

Net earnings	$148	$52

3.	Inventories, Net

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Dollars in Thousands)

Finished products	$279,112	$289,051	$273,468
Products in process and raw materials	15,945	16,296	18,872
Supplies and expendable parts	47,483	47,554	51,622

	342,540	352,901	343,962
Less allowances	(20,513)	(20,332)	(19,013)

Total	$322,027	$332,569	$324,949

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill and Intangible Assets

During the three months ended March 31, 2010, there were no changes in goodwill.

During the three months ended March 31, 2010, the Corporation acquired use rights of $6,600,000 related to its Aggregates business. The use rights are deemed to have an indefinite life and are not being amortized.
5.	Long-Term Debt

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Dollars in Thousands)

6.875% Notes, due 2011	$242,100	$242,092	$249,901
6.6% Senior Notes, due 2018	298,154	298,111	297,986
7% Debentures, due 2025	124,376	124,371	124,355
6.25% Senior Notes, due 2037	247,858	247,851	247,829
Floating Rate Senior Notes, due 2010, interest rate of 0.4% at March 31, 2010	217,568	217,502	224,716
Term Loan, due 2012, interest rate of 3.29% at March 31, 2010	111,750	111,750	—
Credit Agreement, interest rate of 2.645% at March 31, 2009	—	—	180,000
Other notes	7,383	7,934	9,246

Total debt	1,249,189	1,249,611	1,334,033
Less current maturities	(219,583)	(226,119)	(181,926)

Long-term debt	$1,029,606	$1,023,492	$1,152,107

The Corporation’s $325,000,000 five-year revolving credit agreement, $130,000,000 unsecured term loan (the “Term Loan”) and $100,000,000 three-year secured accounts receivable credit facility (the “AR Credit Facility”) are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.75 to 1.00 as of March 31, 2010 and to not exceed 3.50 to 1.00 as of the end of any fiscal quarter ending on or after June 30, 2010. Furthermore, the covenant allows the Corporation to exclude debt incurred in connection with acquisitions from the Ratio for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed the maximum Ratio plus 0.25. Certain other nonrecurring items and noncash items, if they occur, can also be excluded from the Ratio. The Corporation was in compliance with the Ratio at March 31, 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

The Corporation unwound two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”) in April 2008. The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three months ended March 31, 2010 and 2009, the Corporation recognized $218,000 and $203,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018. The accumulated other comprehensive loss related to the Swap Agreements was $5,755,000, net of cumulative noncurrent deferred tax assets of $3,765,000, at March 31, 2010; $5,887,000, net of cumulative noncurrent deferred tax assets of $3,852,000, at December 31, 2009; and $6,271,000, net of cumulative noncurrent deferred tax assets of $4,102,000, at March 31, 2009.

In April 2010, the Corporation repaid $217.6 million of Floating Rate Senior Notes through the use of cash and short-term borrowings.
6.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, publicly registered long-term notes, debentures and other long-term debt.

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

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Georgia, Iowa and Louisiana which accounted for approximately 56% of the Aggregate business’ 2009 net sales). The estimated fair values of customer receivables approximate their carrying amounts.

Notes receivable are primarily related to divestitures and are not publicly traded. However, using current market interest rates, but excluding adjustments for credit worthiness, if any, management estimates that the fair value of notes receivable approximates the carrying amount.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Financial Instruments (continued)

The bank overdraft represents the float of outstanding checks. The estimated fair value of the bank overdraft approximates its carrying value.

The estimated fair value of the Corporation’s publicly registered long-term notes and debentures at March 31, 2010 was $1,158,501,000, compared with a carrying amount of $1,130,056,000 on the consolidated balance sheet. The fair value of this long-term debt was estimated based on quoted market prices. The estimated fair value of other borrowings, including the Corporation’s Term Loan, was $119,133,000 at March 31, 2010 and approximates its carrying amount.

The carrying values and fair values of the Corporation’s financial instruments are as follows:

	March 31, 2010
	Carrying Value	Fair Value
	(Dollars in Thousands)
Cash and cash equivalents	$221,043	$221,043
Accounts receivable, net	$202,101	$202,101
Notes receivable, net	$12,661	$12,661
Bank overdraft	$2,227	$2,227
Long-term debt	$1,249,189	$1,277,634
7.	Income Taxes

Income tax benefit/expense reported in the Corporation’s consolidated statements of earnings includes income tax benefit/expense on earnings attributable to both the Corporation and its noncontrolling interests.

	Three Months Ended
	March 31,
	2010	2009
Estimated effective income tax rate:
Continuing operations	16.7%	25.3%

Discontinued operations	20.4%	27.5%

Consolidated Overall	16.7%	25.3%

The Corporation’s effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the depletion allowances for mineral reserves and the domestic production deduction. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective income tax rate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes (continued)

On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. Employers that receive the Medicare Part D subsidy recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in continuing operations in the period of enactment. The effects of changes in tax law are recognized as discrete events in the period of enactment. Accordingly, the overall estimated effective income tax rate for the three months ended March 31, 2010 includes the effect to the Corporation of the PPACA. Management expects the overall effective tax rate for the full year, inclusive of the effects of PPACA, to be approximately 28%.

The following table summarizes changes in the Corporation’s unrecognized tax benefits, excluding interest and correlative effects, for the three months ended March 31, 2010 (dollars in thousands):

Unrecognized tax benefits at beginning of period	$16,722
Gross increases — tax positions in prior years	18,128
Gross decreases — tax positions in prior years	(1,910)
Gross increases — tax positions in current year	376

Unrecognized tax benefits at end of period	$33,316

At March 31, 2010, unrecognized tax benefits of $9,592,000, net of federal tax benefits and related to interest accruals and permanent income tax differences, would have favorably affected the Corporation’s effective tax rate if recognized.

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may significantly change during the twelve months ended March 31, 2011 as a result of the settlement of unresolved issues related to the 2004 and 2005 tax years, settlement of the Internal Revenue Service audit for the 2007 tax year and the expiration of the statute of limitations for federal examination of the 2006 tax year. The Corporation estimates that these events could result in a reasonably possible change in unrecognized tax benefits of up to $10,082,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$3,074	$3,022	$157	$154
Interest cost	5,829	5,715	711	695
Expected return on assets	(5,255)	(4,080)	—	—
Amortization of:
Prior service cost (credit)	146	164	(372)	(372)
Actuarial loss (gain)	2,605	3,958	15	(21)
Settlement charge	99	—	—	—

Total net periodic benefit cost	$6,498	$8,779	$511	$456

9.	Contingencies

The Corporation is a named party in various legal proceedings in both federal and state courts relating to its Greenwood, Missouri, operation as discussed in “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2009 Financial Statements included under Item 8 of in its Annual Report on Form 10-K for the year ended December 31, 2009, which discussion is incorporated herein by reference. In April 2010, the Corporation requested that the United States Supreme Court accept an appeal of the damages award rendered against it in one of these proceedings with respect to which Corporation had established an $11,900,000 legal reserve as of December 31, 2009, which remains at March 31, 2010.

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
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments

The Corporation conducts its aggregates operations through three reportable business segments: Mideast Group, Southeast Group and West Group. The Corporation also has a Specialty Products segment that includes magnesia-based chemicals products and dolomitic lime.

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Total revenues:
Mideast Group	$89,342	$86,555
Southeast Group	83,967	114,221
West Group	121,808	137,015

Total Aggregates Business	295,117	337,791
Specialty Products	45,827	36,770

Total	$340,944	$374,561

Net sales:
Mideast Group	$83,345	$81,842
Southeast Group	68,120	95,310
West Group	102,370	119,534

Total Aggregates Business	253,835	296,686
Specialty Products	41,726	33,156

Total	$295,561	$329,842

Earnings (Loss) from operations:
Mideast Group	$2,095	$5,205
Southeast Group	(9,099)	8,156
West Group	(12,262)	44

Total Aggregates Business	(19,266)	13,405
Specialty Products	11,212	6,342
Corporate	(4,810)	(8,799)

Total	$(12,864)	$10,948

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Aggregates	$237,630	$275,998
Asphalt	8,659	9,065
Ready Mixed Concrete	5,625	8,078
Road Paving	1,659	2,481
Other	262	1,064

Total Aggregates Business	253,835	296,686

Magnesia-Based Chemicals	26,776	24,386
Dolomitic Lime	14,698	8,523
Other	252	247

Specialty Products	41,726	33,156

Total	$295,561	$329,842

11.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Other current and noncurrent assets	$(1,912)	$(3,953)
Accrued salaries, benefits and payroll taxes	(2,193)	(4,795)
Accrued insurance and other taxes	1,853	3,590
Accrued income taxes	3,127	(1,835)
Accrued pension, postretirement and postemployment benefits	733	8,094
Other current and noncurrent liabilities	14,857	7,901

	$16,465	$9,002

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 286 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for commercial and residential building development. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. There were no changes to the Corporation’s critical accounting policies during the quarter ended March 31, 2010.
RESULTS OF OPERATIONS
Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. The Corporation’s heritage aggregates product line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2010 and 2009 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2010	2009

Gross profit	$19,613	$48,535

Total revenues	$340,944	$374,561

Gross margin	5.8%	13.0%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2010	2009

Gross profit	$19,613	$48,535

Total revenues	$340,944	$374,561
Less: Freight and delivery revenues	(45,383)	(44,719)

Net sales	$295,561	$329,842

Gross margin excluding freight and delivery revenues	6.6%	14.7%

Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2010	2009

(Loss) Earnings from operations	$(12,864)	$10,948

Total revenues	$340,944	$374,561

Operating margin	(3.8%)	2.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2010	2009

(Loss) Earnings from operations	$(12,864)	$10,948

Total revenues	$340,944	$374,561
Less: Freight and delivery revenues	(45,383)	(44,719)

Net sales	$295,561	$329,842

Operating margin excluding freight and delivery revenues	(4.4%)	3.3%

Quarter Ended March 31
Notable items for the quarter ended March 31, 2010 included:
•	Net sales of $295.6 million compared with $329.8 million for the 2009 first quarter

•	Heritage aggregates product line volume down 11.9% for the quarter; up 9% for the month of March

•	Heritage aggregates product line pricing down 3.1%

•	Record Specialty Products operating margin (excluding freight and delivery revenues) of 26.9%, up 780 basis points

•	Loss from operations of $12.9 million compared with earnings from operations of $10.9 million for the prior-year quarter

•	Loss per diluted share of $0.54 compared with a loss per diluted share of $0.14 for the prior-year quarter

•	Acquired deep-water port operation located at Port Canaveral, Florida
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2010 and 2009. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million for the quarter ended March 31, 2009. Consolidated other operating income and expenses, net, was income of $1.1 million and expense of $0.3 million for the quarters ended March 31, 2010 and 2009, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)

	Three Months Ended March 31,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$83,345		$81,842
Southeast Group	68,120		95,310
West Group	102,370		119,534

Total Aggregates Business	253,835	100.0	296,686	100.0
Specialty Products	41,726	100.0	33,156	100.0

Total	$295,561	100.0	$329,842	100.0

Gross profit (loss):
Mideast Group	$11,872		$16,020
Southeast Group	(2,885)		14,868
West Group	(2,943)		10,740

Total Aggregates Business	6,044	2.4	41,628	14.0
Specialty Products	14,073	33.7	8,674	26.2
Corporate	(504)	—	(1,767)	—

Total	$19,613	6.6	$48,535	14.7

Selling, general & administrative expenses:
Mideast Group	$10,447		$11,142
Southeast Group	6,414		6,521
West Group	10,665		10,693

Total Aggregates Business	27,526	10.8	28,356	9.6
Specialty Products	2,931	7.0	2,354	7.1
Corporate	3,114	—	6,447	—

Total	$33,571	11.4	$37,157	11.3

Earnings (Loss) from operations:
Mideast Group	$2,095		$5,205
Southeast Group	(9,099)		8,156
West Group	(12,262)		44

Total Aggregates Business	(19,266)	(7.6)	13,405	4.5
Specialty Products	11,212	26.9	6,342	19.1
Corporate	(4,810)	—	(8,799)	—

Total	$(12,864)	(4.4)	$10,948	3.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
This was a predictably difficult first quarter as the Corporation expected any benefits that would flow from the American Recovery and Reinvestment Act (“ARRA” or “Stimulus”) would not occur during the early part of 2010. This proved to be the case; however, heritage aggregates product line volume increased 9% for the month of March. This marks the first month of volume growth compared with the prior-year month in the past several years. Perhaps more importantly, this volume trend continued through April with double-digit volume increases for the month, marking the first back-to-back months of volume growth since February and March 2006. This improvement in shipments coincided with the initiation of the construction season and is being largely fueled by Stimulus, as money is reaching the states, and projects are beginning. Looking at the quarter, heritage aggregates product line volume was down 11.9% compared with the prior-year period. This was not a surprise, as historically, the first quarter is the weakest and most volatile quarter for the Corporation’s Aggregates business. Still, this quarter’s volatility was particularly exacerbated by unprecedented precipitation and cold temperatures during January and February, including snowfalls in even the Corporation’s most southern markets. While it is difficult to quantify the shipments lost due specifically to weather, the impact is evident given that heritage aggregates shipments for the quarter were at the lowest level since 1999 despite March’s 9% shipment increase.
Overall, heritage aggregates product line pricing decreased 3.1% compared with the prior-year quarter. Consistent with recent trends, pricing varied significantly by market and ranged from an increase of 12% to a decrease of 30%. While the effect of weather was more acutely evident in the quarter’s volume profile, it also contributed to the wide range of price fluctuation as it affected the timing of reopening quarries closed for the winter, placed varying hardships on certain long-haul markets, and inevitably delayed the initiation of new construction. As in 2009, two of the hardest hit geographic areas in terms of quarterly volume and pricing decline were the Corporation’s Florida and River markets. In addition, the Aggregates business is seeing pricing pressure in a growing number of geographic areas; however, this is consistent with the Corporation’s view of a more challenging pricing environment in 2010 due not only to competitive forces but also the impact of both geographic and product mix. That said, the historically low level of aggregates shipments and customary first-quarter volatility make it difficult to use first-quarter pricing trends as a meaningful projection for the balance of the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	March 31, 2010
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	3.3%	(1.3%)
Southeast Group	(23.1%)	(6.5%)
West Group	(13.0%)	(2.9%)
Heritage Aggregates Operations	(11.9%)	(3.1%)
Aggregates Product Line (3)	(11.1%)	(3.1%)

	Three Months Ended
	March 31,
	2010	2009
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	6,905	6,681
Southeast Group	6,122	7,961
West Group	10,220	11,744

Heritage Aggregates Operations	23,247	26,386
Acquisitions	226	—
Divestitures (4)	3	14

Aggregates Product Line (3)	23,476	26,400

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, first-quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
The Specialty Products business contributed significantly to the Corporation’s first-quarter results, expanding its operating margin (excluding freight and delivery revenues) 780 basis points to 26.9% for the quarter. This business segment had volume growth in all product lines. Notably, in March, the Specialty Products business had the largest shipping month for dolomitic lime in recent history which eclipsed the previous monthly shipment record established in April 2008. The Specialty Products business has continued to focus on operational efficiency initiatives, which, along with increased shipments and capacity utilization, drove its record quarterly profitability. Earnings from operations of $11.2 million increased $4.9 million compared with the prior-year quarter.
The Corporation’s results also reflected its ability to control costs. The Corporation’s operating team continued its focus on cost containment, and, consequently, consolidated cost of sales decreased $5.4 million, or 2%, for the quarter. With the exception of depreciation, which increased $2.8 million, or 7%, and energy costs, which increased $4.2 million, or 15%, the Corporation again reduced cost of sales in every significant category. The increase in energy costs was driven in large part by diesel expense. For the quarter, the Corporation paid $2.03 per gallon for diesel, a 59% increase as compared with the prior-year quarter.
The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2009	$48,535

Aggregates Business:
Pricing weakness	(7,470)
Volume weakness	(35,381)
Cost decreases, net	7,267

Decrease in Aggregates Business gross profit	(35,584)
Specialty Products	5,399
Corporate	1,263

Decrease in consolidated gross profit	(28,922)

Consolidated gross profit, quarter ended March 31, 2010	$19,613

Selling, general and administrative expenses were down $3.6 million for the quarter compared with the 2009 first quarter due to declining personnel costs. The Corporation’s objective is to hold selling, general and administrative expenses flat with 2009, excluding required payments under certain retirement plans.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the first quarter, consolidated other operating income and expenses, net, was income of $1.1 million in 2010 compared with an expense of $0.3 million in 2009.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
Interest expense was $17.6 million for the first quarter 2010 as compared with $18.5 million for the prior-year quarter. The decrease primarily resulted from both lower outstanding borrowings and a lower interest rate on the Corporation’s Floating Rate Senior Notes during the three months ended March 31, 2010 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, was income of $0.6 million in 2010 compared with an expense of $1.0 million in 2009, primarily as a result of higher interest income and a larger gain on foreign currency transactions.
The consolidated overall estimated effective income tax rate for the three months ended March 31, 2010 was 16.7% compared with 25.3% for the first quarter 2009. The 2010 overall effective tax rate includes the reduction of tax benefits for the Medicare Part D subsidy resulting from the enactment of the Patient Protection and Affordable Care Act. Management expects the overall effective tax rate for the full year to be approximately 28%.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the three months ended March 31, 2010 was $27.1 million compared with $64.8 million in the comparable period of 2009. Operating cash flow is primarily from consolidated net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first three months of 2010 as compared with the year-earlier period reflects lower consolidated net earnings before depreciation, depletion and amortization and a $39.3 million build in accounts receivable in the quarter ended March 31, 2010 resulting from increased sales occurring in the last two weeks of March, offset by a reduction in inventories. Management currently expects this trend to continue through the balance of the year.
Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Depreciation	$43,493	$41,193
Depletion	620	709
Amortization	855	717

	$44,968	$42,619

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2009 net cash provided by operating activities was $318.4 million, compared with $64.8 million for the first three months of 2009.
Capital expenditures, exclusive of acquisitions, for the first three months were $25.0 million in 2010 and $40.3 million in 2009. Comparable full-year capital expenditures were $139.2 million in 2009. Full-year capital spending for 2010 is expected to be approximately $160 million, including the Hunt Martin Materials joint venture but exclusive of acquisitions.
During the quarter ended March 31, 2010, the Corporation spent $28.0 million on acquisitions, primarily on the acquisition of a deep-water port operation located at Port Canaveral in Florida. This facility is currently the only developed deep-water aggregates import terminal located on the central east coast of Florida. From this location, the Corporation can ship product into the greater Orlando area, the second-largest aggregates consuming area in Florida. This acquisition complements the Corporation’s existing long-haul rail network and will make a positive contribution to profitability in 2010 and future years.
During the three months ended March 31, 2010, the Corporation borrowed $50.0 million under its $100 million three-year secured accounts receivable credit facility. These borrowings were repaid in full as of March 31, 2010.
The Corporation can purchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the three months ended March 31, 2010 or 2009. Management currently has no intent to repurchase any shares of its common stock. At March 31, 2010, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Corporation’s $325,000,000 five-year revolving credit agreement (the “Credit Agreement”), $130,000,000 unsecured term loan (the “Term Loan”) and $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”) are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.75 to 1.00 as of March 31, 2010 and to not exceed 3.50 to 1.00 as of the end of any fiscal quarter ending on or after June 30, 2010. Furthermore, the covenant allows the Corporation to exclude debt incurred in connection with acquisitions from the Ratio for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed the maximum Ratio plus 0.25. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At March 31, 2010, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve month EBITDA was 3.37 and was calculated as follows (dollars in thousands):

Twelve Month Period
April 1, 2009 to
March 31, 2010
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$67,625
Add back:
Interest expense	72,551
Income tax expense	24,414
Depreciation, depletion and amortization expense	176,268
Stock-based compensation expense	19,360
Nonrecurring, noncash accrual for legal reserve	11,900
Deduct:
Interest income	(1,667)

Consolidated EBITDA, as defined	$370,451

Consolidated debt at March 31, 2010	$1,249,189

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2010 for the trailing twelve month EBITDA	3.37

The legal reserve is considered an unusual, nonrecurring, noncash charge under the definition of EBITDA in the Corporation’s credit agreements. A future payment related to the legal reserve could have an impact on the Corporation’s leverage covenant under its credit agreements. In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement, Term Loan and AR Credit Facility and declare any outstanding balance as immediately due.
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At March 31, 2010, the Corporation had $323 million of unused borrowing capacity under its Credit Agreement and $100 million of available borrowings on its AR Credit Facility, subject to complying with the related leverage covenant. Of the $423 million of unused borrowing capacity, $212 million, or 50%, has been committed from Wells Fargo Bank, N.A. and Wachovia Bank, N.A. under commitments entered into prior to Wells Fargo Bank, N.A.’s acquisition of Wachovia Bank, N.A. Management does not expect any material change in this commitment prior to the expiration of the facilities. The Credit Agreement expires on June 30, 2012 and the AR Credit Facility terminates on April 20, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
In April 2010, the Corporation settled its obligation related to its Floating Rate Senior Notes through the use of cash and short-term financing, reducing total debt by $143 million. At April 30, 2010, the Corporation had total outstanding total debt of $1.11 billion with $75 million of borrowings outstanding under the AR Credit Facility. Accordingly, at April 30, 2010, the Corporation has available borrowings of $25 million on the AR Credit Facility and $323 million on the Credit Agreement. Assuming the total amount of outstanding debt at April 30, 2010 was outstanding at March 31, 2010, the proforma ratio of consolidated debt to consolidated EBITDA, as defined, would have been 2.99 times at March 31, 2010, calculated as follows (dollars in thousands):

Twelve Month Period
April 1, 2009 to
March 31, 2010
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$67,625
Add back:
Interest expense	72,551
Income tax expense	24,414
Depreciation, depletion and amortization expense	176,268
Stock-based compensation expense	19,360
Nonrecurring, noncash accrual for legal reserve	11,900
Deduct:
Interest income	(1,667)

Consolidated EBITDA, as defined	$370,451

Proforma consolidated debt at March 31, 2010	$1,106,033

Proforma consolidated debt to consolidated EBITDA, as defined, at March 31, 2010 for the trailing twelve month EBITDA	2.99

The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size would require an appropriate balance of newly-issued equity with debt in order to maintain an investment-grade credit rating. Borrowings under the AR Credit Facility would be limited based on the balance of the Corporation’s accounts receivable. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its AR Credit Facility and Term Loan and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. Currently, the Corporation’s senior unsecured debt is rated BBB+ by Standard & Poor’s and Baa3 by Moody’s. The Corporation’s commercial paper obligations are rated A-2 by Standard & Poor’s and P-3 by Moody’s. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. Management continues to evaluate its exposure to all operating risks on an ongoing basis.
OUTLOOK Management’s current view of the Corporation’s markets in 2010 continues to be framed by the expectation of greater stability in overall aggregates demand. Evidence of that stability was reflected in March and April aggregates shipments. Management expects volumes sold to the infrastructure construction market to increase as recipients of ARRA funds initiate the projects on which the monies have been obligated. While over 80% of ARRA infrastructure money in the Corporation’s top five states was obligated in 2009, less than 15% was actually spent. Management also believes recent Congressional actions relative to the year-end 2010 extension of the Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU), the federal highway bill that expired September 30, 2009, will bolster state-level confidence, reduce budget pressures and allow state Departments of Transportation to progress longer-term construction projects to the bid and award stage. Management continues to closely monitor progress relative to the federal highway bill reauthorization as it believes this reauthorization is critical to 2011 aggregates demand. Management expects to see a moderate increase in aggregates volume to the residential construction market, although this increase will be from a historically low base. Management also anticipates steady growth for the Corporation’s ChemRock/Rail products. These three end-use markets cumulatively comprised 75% of the Corporation’s 2009 aggregates volumes. Commercial, or non-residential, construction represents the balance of the Corporation’s aggregates volume. As previously stated, management expects a decline in these volumes in 2010. While management has not yet seen evidence in the Corporation’s customer backlogs, the heavy industrial component of commercial construction may have an opportunity to expand in the second half of 2010 as developers take advantage of low construction costs and credit availability. Considering all these factors, management expects a modest increase in aggregates volume in 2010. However, if the decline in commercial construction is greater than anticipated, volumes may be flat with the prior year.
Aggregates production cost per ton is expected to remain flat in 2010 with increased production volume offset by a modest increase in the overall cost environment. Energy costs, primarily diesel fuel consumed by off-road mobile quarry equipment, are assumed to increase slightly as compared with 2009. The Specialty Products business should continue to expand its profitability in 2010, as even modest economic recovery drives industrial demand for magnesia-based chemicals products and continued demand for environmental applications is driven by the United States’ focus on green technology and innovation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
Based on its current economic view, management expects aggregates volume growth of 2% to 4% and aggregates pricing to range from flat to an increase of 2% compared with prior year, which should lead to increased aggregates sales and improved gross margin and profitability in 2010. Management expects the Specialty Products segment to contribute $40 million to $42 million in pretax earnings for 2010. Interest expense should be approximately $70 million in 2010. Capital expenditures are forecast at $160 million for 2010. Consistent with first-quarter results, management expects that there will be an increased use of cash for working capital, most notably accounts receivable, as revenues grow.
The 2010 estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect future performance. The most significant risk to 2010 performance will be the strength of the United States economy and its impact on construction activity. The 2010 outlook is based on the expectation that the United States economy will stabilize and positive economic growth will commence in the second half of the year.
Risks to the Corporation’s future performance are related to both price and volume and include a widespread decline in aggregates pricing, a greater-than-expected drop in demand as a result of the continued delays in federal ARRA and state infrastructure projects, a further delay in federal highway funding, a continued decline in commercial construction, a further decline in residential construction, or some combination thereof. Further, increased highway construction funding pressures, as a result of either federal or state issues, can affect profitability. Currently, nearly all states are experiencing state-level funding pressures driven by lower tax revenues and an inability to finance approved projects. North Carolina and Texas are among the states experiencing these pressures, and these states disproportionately affect the Corporation’s revenues and profitability.
The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds posted by the Corporation’s customers can help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel and other fuels change production costs directly through consumption or indirectly in the increased cost of energy-related consumables, namely steel, explosives, tires and conveyor belts. Changing diesel costs also affect transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Corporation’s estimated outlook does not contemplate rapidly increasing diesel costs or sustained periods of increased diesel fuel cost during 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
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
In addition to the impact on commercial and residential construction, the Corporation is exposed to risk in its outlook from credit markets and the availability of and interest cost related to its debt. If volumes decline worse than expected, the Corporation is exposed to greater risk in its earnings, including its debt covenant, as the pressure of operating leverage increases disproportionately.
OTHER MATTERS If you are interested in Martin Marietta Materials, Inc. stock, management recommends that, at a minimum, you read the Corporation’s current Annual Report and Forms 10-K, 10-Q and 8-K reports to the SEC over the past year. The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Corporation’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov. You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.
Investors are cautioned that all statements in this Quarterly Report that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Forward-looking statements give the investor the Corporation’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning in connection with future events or future operating or financial performance. Any or all of the Corporation’s forward-looking statements here and in other publications may turn out to be wrong.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Georgia, Texas, Iowa and Louisiana, which when coupled with North Carolina, represented 56% of 2009 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the commercial construction market, notably office and retail space, and the continued decline in residential construction; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if price and volume decline worse than expected; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2010
(Continued)
INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2009, by writing to:
Martin Marietta Materials, Inc.
Attn: Corporate Secretary
2710 Wycliff Road
Raleigh, North Carolina 27607-3033
Additionally, Martin Marietta Materials, Inc.’s Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Corporation’s website. Filings with the Securities and Exchange Commission accessed via the website are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:
Telephone: (919) 783-4540
Website address: www.martinmarietta.com

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.
Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the commercial and residential construction markets, could continue to decline if companies and consumers are unable to obtain financing for construction projects or if the economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenues and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects.
Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during 2009; the rate remains unchanged in 2010. The residential construction market accounted for approximately 7% of the Corporation’s aggregates product line shipments in 2009.
Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates as a result of any temporary cash investments, including money market funds and Eurodollar time deposit accounts; any outstanding variable-rate borrowing facilities; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by energy costs. The Corporation has no counterparty risk.
Variable-Rate Borrowing Facilities. The Corporation’s variable-rate borrowing facilities include a $325 million Credit Agreement which supports its commercial paper program, a $100 million AR Credit Facility and a $130 million Term Loan. Borrowings under these facilities and the commercial paper program bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $111.8 million, which is the outstanding balance at March 31, 2010, would increase interest expense by $1.1 million on an annual basis. Wells Fargo Bank, N.A. and Wachovia Bank, N.A. have collective commitments of $212.5 million under the Corporation’s variable-rate borrowing facilities.
Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in the prices of these products generally are tied to energy sector inflation. In 2009, decreases in the prices of these products positively affected earnings per diluted share by $0.50. A hypothetical 10% change in the Corporation’s energy prices in 2010 as compared with 2009, assuming constant volumes, would impact 2010 pretax earnings by approximately $13.1 million.
Aggregate Risk for Interest Rates and Energy Costs. Pension expense for 2010 was calculated based on assumptions selected at December 31, 2009. Therefore, interest rate risk in 2010 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on the $111.8 million of variable-rate borrowings outstanding at March 31, 2010 would be an increase of $1.1 million in interest expense in 2010. Additionally, a 10% change in energy costs would impact annual pretax earnings by $13.1 million.
Item 4. Controls and Procedures
As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1A. Risk Factors.
Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January 1, 2010 — January 31, 2010	—	$—	—	5,041,871
February 1, 2010 — February 28, 2010	—	$—	—	5,041,871
March 1, 2010 — March 31, 2010	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated May 4, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 4, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 4, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 4, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 4, 2010	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2010
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated May 4, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 4, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 4, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 4, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002