Form 10-Q
period 2010-06-30
MARTIN MARIETTA MATERIALS INC
filed 2010-08-03
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2010

Common Stock, $0.01 par value	45,523,432

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$32,095	$263,591	$133,380
Accounts receivable, net	257,761	162,815	250,340
Inventories, net	319,842	332,569	333,887
Current deferred income tax benefits	72,750	60,303	56,105
Other current assets	26,018	37,582	28,411

Total Current Assets	708,466	856,860	802,123

Property, plant and equipment	3,526,485	3,465,978	3,408,415
Allowances for depreciation, depletion and amortization	(1,832,068)	(1,773,073)	(1,695,691)

Net property, plant and equipment	1,694,417	1,692,905	1,712,724

Goodwill	624,224	624,224	629,087
Other intangibles, net	18,284	12,469	13,304
Other noncurrent assets	51,001	52,825	49,955

Total Assets	$3,096,392	$3,239,283	$3,207,193

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$3,403	$1,737	$1,692
Accounts payable	80,238	52,107	75,203
Accrued salaries, benefits and payroll taxes	15,690	15,222	15,795
Pension and postretirement benefits	18,693	18,823	3,935
Accrued insurance and other taxes	28,802	24,274	30,498
Income taxes	1,862	—	1,646
Current maturities of long-term debt and short-term facilities	244,147	226,119	233,229
Accrued interest	11,759	12,751	12,784
Other current liabilities	10,032	22,520	14,282

Total Current Liabilities	414,626	373,553	389,064

Long-term debt	811,938	1,023,492	1,048,729
Pension, postretirement and postemployment benefits	158,787	160,354	211,229
Noncurrent deferred income taxes	196,896	195,946	173,800
Other noncurrent liabilities	97,348	79,527	82,828

Total Liabilities	1,679,595	1,832,872	1,905,650

Equity:
Common stock, par value $0.01 per share	454	453	445
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	392,519	381,173	315,534
Accumulated other comprehensive loss	(69,488)	(75,084)	(96,495)
Retained earnings	1,052,159	1,058,698	1,042,581

Total Shareholders’ Equity	1,375,644	1,365,240	1,262,065
Noncontrolling interests	41,153	41,171	39,478

Total Equity	1,416,797	1,406,411	1,301,543

Total Liabilities and Equity	$3,096,392	$3,239,283	$3,207,193

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$442,784	$410,689	$738,345	$740,530
Freight and delivery revenues	61,846	54,696	107,229	99,415

Total revenues	504,630	465,385	845,574	839,945

Cost of sales	325,086	298,972	601,034	580,278
Freight and delivery costs	61,846	54,696	107,229	99,415

Total cost of revenues	386,932	353,668	708,263	679,693

Gross Profit	117,698	111,717	137,311	160,252

Selling, general & administrative expenses	33,559	36,766	67,130	73,923
Research and development	22	163	36	299
Other operating (income) and expenses, net	(6,531)	1,843	(7,638)	2,137

Earnings from Operations	90,648	72,945	77,783	83,893

Interest expense	16,820	18,651	34,436	37,176
Other nonoperating (income) and expenses, net	1,334	(1,340)	733	(318)

Earnings from continuing operations before taxes on income	72,494	55,634	42,614	47,035
Income tax expense	17,534	15,536	12,550	13,363

Earnings from Continuing Operations	54,960	40,098	30,064	33,672
(Loss) Gain on discontinued operations, net of related tax expense of $15, $215, $53 and $234, respectively	(12)	487	136	540

Consolidated net earnings	54,948	40,585	30,200	34,212
Less: Net earnings (loss) attributable to noncontrolling interests	549	1,723	(20)	1,114

Net Earnings Attributable to Martin Marietta Materials, Inc.	$54,399	$38,862	$30,220	$33,098

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$54,411	$38,375	$30,084	$32,558
(Loss) Earnings from discontinued operations	(12)	487	136	540

	$54,399	$38,862	$30,220	$33,098

Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$1.18	$0.85	$0.66	$0.74
Discontinued operations attributable to common shareholders	—	0.01	—	0.01

	$1.18	$0.86	$0.66	$0.75

Diluted from continuing operations attributable to common shareholders	$1.18	$0.85	$0.65	$0.74
Discontinued operations attributable to common shareholders	—	0.01	—	0.01

	$1.18	$0.86	$0.65	$0.75

Weighted-Average Common Shares Outstanding
Basic	45,463	44,554	45,431	43,216

Diluted	45,657	44,753	45,619	43,404

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$30,200	$34,212
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	90,500	87,375
Stock-based compensation expense	8,443	13,039
(Gains) Losses on divestitures and sales of assets	(4,019)	3,946
Deferred income taxes	4,797	2,478
Excess tax benefits from stock-based compensation transactions	(1,491)	(1,277)
Other items, net	1,050	5
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(94,946)	(39,111)
Inventories, net	12,865	(13,950)
Accounts payable	25,762	12,085
Other assets and liabilities, net	13,114	17,856

Net Cash Provided by Operating Activities	86,275	116,658

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68,554)	(74,750)
Acquisitions, net	(28,067)	(49,549)
Proceeds from divestitures and sales of assets	3,827	5,803
Loan to affiliate	—	(4,000)

Net Cash Used for Investing Activities	(92,794)	(122,496)

Cash Flows from Financing Activities:
Borrowings of long-term debt	125,000	230,000
Repayments of long-term debt	(318,757)	(103,257)
Repayments on short-term facilities, net	—	(200,000)
Debt issuance costs	(80)	(2,285)
Change in bank overdraft	1,666	(2,985)
Payments on capital lease obligations	(161)	(81)
Dividends paid	(36,759)	(34,934)
Distributions to owners of noncontrolling interests	—	(2,331)
Purchase of subsidiary shares from noncontrolling interest	—	(17,060)
Issuances of common stock	2,623	233,080
Excess tax benefits from stock-based compensation transactions	1,491	1,277

Net Cash (Used for) Provided by Financing Activities	(224,977)	101,424

Net (Decrease) Increase in Cash and Cash Equivalents	(231,496)	95,586
Cash and Cash Equivalents, beginning of period	263,591	37,794

Cash and Cash Equivalents, end of period	$32,095	$133,380

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$34,583	$37,055
Cash (refunds) payments for income taxes	$(8,021)	$(4,395)
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity
Balance at December 31, 2009	45,399	$453	$381,173	$(75,084)	$1,058,698	$1,365,240	$41,171	$1,406,411

Consolidated net earnings (loss)	—	—	—	—	30,220	30,220	(20)	30,200
Unrecognized actuarial losses and prior service costs related to pension and postretirement benefits, net of tax benefit of $572	—	—	—	5,183	—	5,183	2	5,185
Foreign currency translation gain	—	—	—	146	—	146	—	146
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax benefit of $174	—	—	—	267	—	267	—	267

Consolidated comprehensive earnings (loss)						35,816	(18)	35,798
Dividends declared	—	—	—	—	(36,759)	(36,759)	—	(36,759)
Issuances of common stock for stock award plans	121	1	2,903	—	—	2,904	—	2,904
Stock-based compensation expense	—	—	8,443	—	—	8,443	—	8,443

Balance at June 30, 2010	45,520	$454	$392,519	$(69,488)	$1,052,159	$1,375,644	$41,153	$1,416,797

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and six months ended June 30, 2010 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$54,411	$38,375	$30,084	$32,558
Less: Distributed and undistributed earnings attributable to unvested awards	574	533	392	504

Basic and diluted net earnings from continuing operations attributable to common shareholders of Martin Marietta Materials, Inc.	53,837	37,842	29,692	32,054
Basic and diluted net (loss) earnings from discontinued operations attributable to common shareholders	(12)	487	136	540

Basic and diluted net earnings attributable to common shareholders of Martin Marietta Materials, Inc.	$53,825	$38,329	$29,828	$32,594

Basic weighted-average common shares outstanding	45,463	44,554	45,431	43,216
Effect of dilutive employee and director awards	194	199	188	188

Diluted weighted-average common shares outstanding	45,657	44,753	45,619	43,404

Comprehensive Earnings

Consolidated comprehensive earnings for the Corporation consist of consolidated net earnings; amortization of actuarial losses and prior service costs related to pension and postretirement benefits; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense. Consolidated comprehensive earnings for the three and six months ended June 30, 2010 were $55,990,000 and $35,798,000, respectively. For the three and six months ended June 30, 2009, consolidated comprehensive earnings were $43,842,000 and $39,388,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
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

Discontinued operations included the following net sales, pretax gain on operations, pretax gain on disposals, income tax expense and overall net earnings or loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Net sales	$41	$671	$58	$1,212

Pretax gain on operations	$3	$699	$189	$771
Pretax gain on disposals	—	3	—	3

Pretax gain	3	702	189	774
Income tax expense	15	215	53	234

Net (loss) earnings	$(12)	$487	$136	$540

3.	Inventories, Net

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in Thousands)

Finished products	$278,607	$289,051	$285,369
Products in process and raw materials	14,937	16,296	17,389
Supplies and expendable parts	46,095	47,554	48,888

	339,639	352,901	351,646
Less allowances	(19,797)	(20,332)	(17,759)

Total	$319,842	$332,569	$333,887

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill and Intangible Assets

During the three and six months ended June 30, 2010, there were no changes in goodwill.

During the six months ended June 30, 2010, the Corporation acquired use rights of $6,600,000 related to its Aggregates business. The use rights are deemed to have an indefinite life and are not being amortized.

5.	Long-Term Debt

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in Thousands)

6.875% Notes, due 2011	$242,109	$242,092	$249,910
6.6% Senior Notes, due 2018	298,198	298,111	298,027
7% Debentures, due 2025	124,382	124,371	124,360
6.25% Senior Notes, due 2037	247,866	247,851	247,836
Floating Rate Senior Notes, due 2010	—	217,502	224,781
Term Loan, due 2012, interest rate of 3.347% at June 30, 2010	111,750	111,750	128,375
AR Credit Facility, interest rate of 3.125%	25,000	—	—
Other notes	6,780	7,934	8,669

Total debt	1,056,085	1,249,611	1,281,958
Less current maturities	(244,147)	(226,119)	(233,229)

Long-term debt	$811,938	$1,023,492	$1,048,729

In April 2010, the Corporation repaid $217,600,000 of Floating Rate Senior Notes through the use of cash and short-term borrowings.

At June 30, 2010, the Corporation had $244,147,000 of current maturities of long-term debt as $242,109,000 of 6.875% Notes were reclassified to current to reflect their maturity date of April 2011.

At June 30, 2010, the Corporation had outstanding borrowings of $25,000,000 under its $100,000,000 AR Credit Facility. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)

The Corporation’s $325,000,000 five-year revolving credit agreement, $130,000,000 unsecured term loan (the “Term Loan”) and $100,000,000 three-year secured accounts receivable credit facility (the “AR Credit Facility”) are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.50 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Corporation to exclude debt incurred in connection with acquisitions from the Ratio for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed the maximum Ratio plus 0.25. Certain other nonrecurring items and noncash items, if they occur, can also be excluded from the Ratio. The Corporation was in compliance with the Ratio at June 30, 2010.

The Corporation unwound two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”) in April 2008. The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three and six months ended June 30, 2010, the Corporation recognized $223,000 and $441,000, respectively, as additional interest expense. For the three and six months ended June 30, 2009, the Corporation recognized $208,000 and $411,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018. The accumulated other comprehensive loss related to the Swap Agreements was $5,621,000, net of cumulative noncurrent deferred tax assets of $3,677,000, at June 30, 2010; $5,887,000, net of cumulative noncurrent deferred tax assets of $3,852,000, at December 31, 2009; and $6,145,000, net of cumulative noncurrent deferred tax assets of $4,020,000, at June 30, 2009.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Financial Instruments (continued)

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

The estimated fair value of the Corporation’s publicly registered long-term notes and debentures at June 30, 2010 was $962,610,000, compared with a carrying amount of $912,555,000 on the consolidated balance sheet. The fair value of this long-term debt was estimated based on quoted market prices. The estimated fair value of other borrowings, including the Corporation’s Term Loan and AR Credit Facility, was $143,530,000 at June 30, 2010 and approximates its carrying amount.

The carrying values and fair values of the Corporation’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$32,095	$32,095	$263,591	$263,591	$133,380	$133,380
Accounts receivable, net	$257,761	$257,761	$162,815	$162,815	$250,340	$250,340
Notes receivable, net	$12,594	$12,594	$13,415	$13,415	$12,107	$12,107
Bank overdraft	$3,403	$3,403	$1,737	$1,737	$1,692	$1,692
Long-term debt	$1,056,085	$1,106,140	$1,249,611	$1,245,068	$1,281,958	$1,159,261

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes

Income tax expense reported in the Corporation’s consolidated statements of earnings includes income tax expense on earnings attributable to both the Corporation and its noncontrolling interests.

	Six Months Ended June 30,
	2010	2009
Estimated effective income tax rate:
Continuing operations	29.5%	28.4%

Discontinued operations	28.0%	30.2%

Consolidated Overall	29.4%	28.4%

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

On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. Employers that receive the Medicare Part D subsidy recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in continuing operations in the period of enactment. The effects of changes in tax law are recognized as discrete events in the period of enactment. Accordingly, the overall estimated effective income tax rate for the six months ended June 30, 2010 includes the effect to the Corporation of the PPACA.

The change in the year-to-date consolidated overall estimated effective income tax rate during the second quarter of 2010, when compared with the year-to-date consolidated overall estimated effective tax rate as of March 31, 2010, decreased consolidated net earnings for the six months ended June 30, 2010 by $5,436,000, or $0.12 per diluted share.

The change in the year-to-date consolidated overall estimated effective income tax rate during the second quarter of 2009, when compared with the year-to-date consolidated overall estimated effective tax rate as of March 31, 2009, decreased consolidated net earnings for the six months ended June 30, 2009 by $1,482,000, or $0.03 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes (continued)

The following table summarizes changes in the Corporation’s unrecognized tax benefits, excluding interest and correlative effects, for the six months ended June 30, 2010 (dollars in thousands):

Unrecognized tax benefits at beginning of period	$16,722
Gross increases — tax positions in prior years	18,128
Gross decreases — tax positions in prior years	(1,910)
Gross increases — tax positions in current year	781

Unrecognized tax benefits at end of period	$33,721

At June 30, 2010, unrecognized tax benefits of $10,167,000, net of federal tax benefits and related to interest accruals and permanent income tax differences, would have favorably affected the Corporation’s effective tax rate if recognized.

In July 2010, the Corporation effectively settled issues related to the 2004 and 2005 tax years and also settled the Internal Revenue Service audit for the 2007 tax year. These settlements increased unrecognized tax benefits by $680,000. The Corporation anticipates that it is reasonably possible that $10,762,000 of unrecognized tax benefits may change during the twelve months ending June 30, 2011 due to the expiration of the statute of limitations for federal examination of the 2006 tax year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$2,557	$2,537	$119	$151
Interest cost	5,327	5,065	599	790
Expected return on assets	(4,867)	(3,694)	—	—
Amortization of:
Prior service cost (credit)	135	149	(324)	(403)
Actuarial loss	2,365	3,271	—	—
Settlement adjustment	(16)	—	—	—

Total net periodic benefit cost	$5,501	$7,328	$394	$538

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$5,522	$5,576	$274	$279
Interest cost	11,506	11,133	1,375	1,459
Expected return on assets	(10,511)	(8,121)	—	—
Amortization of:
Prior service cost (credit)	291	327	(744)	(744)
Actuarial loss	5,108	7,191	—	—
Settlement charge	83	—	—	—

Total net periodic benefit cost	$11,999	$16,106	$905	$994

9.	Contingencies

The Corporation is engaged in certain legal and administrative proceedings incidental to its normal business activities. During the three months ended June 30, 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for approximately $7,000,000. In connection with the settlement, the Corporation reversed the excess of the established legal reserve, thereby increasing net earnings by $2,751,000, or $0.06 per diluted share.

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
FORM 10-Q
For the Quarter Ended June 30, 2010
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Total revenues:
Mideast Group	$141,696	$132,179	$231,038	$218,732
Southeast Group	113,571	111,136	197,538	225,357
West Group	196,628	184,941	318,436	321,957

Total Aggregates Business	451,895	428,256	747,012	766,046
Specialty Products	52,735	37,129	98,562	73,899

Total	$504,630	$465,385	$845,574	$839,945

Net sales:
Mideast Group	$131,573	$124,536	$214,918	$206,377
Southeast Group	92,104	92,144	160,224	187,454
West Group	171,218	160,766	273,588	280,301

Total Aggregates Business	394,895	377,446	648,730	674,132
Specialty Products	47,889	33,243	89,615	66,398

Total	$442,784	$410,689	$738,345	$740,530

Earnings (Loss) from operations:
Mideast Group	$39,461	$33,974	$41,555	$39,180
Southeast Group	7,541	10,009	(1,558)	18,165
West Group	32,974	29,580	20,713	29,623

Total Aggregates Business	79,976	73,563	60,710	86,968
Specialty Products	16,812	7,819	28,024	14,162
Corporate	(6,140)	(8,437)	(10,951)	(17,237)

Total	$90,648	$72,945	$77,783	$83,893

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Aggregates	$371,846	$351,429	$609,484	$627,314
Asphalt	10,531	13,766	19,181	22,946
Ready Mixed Concrete	6,877	7,030	12,502	15,107
Road Paving	4,368	3,721	6,026	6,202
Other	1,273	1,500	1,537	2,563

Total Aggregates Business	394,895	377,446	648,730	674,132

Magnesia-Based Chemicals	33,221	23,133	59,997	47,519
Dolomitic Lime	14,230	9,634	28,928	18,157
Other	438	476	690	722

Specialty Products	47,889	33,243	89,615	66,398

Total	$442,784	$410,689	$738,345	$740,530

11.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)

Other current and noncurrent assets	$(19)	$(5,655)
Accrued salaries, benefits and payroll taxes	(742)	(6,211)
Accrued insurance and other taxes	4,528	7,079
Accrued income taxes	15,326	15,713
Accrued pension, postretirement and postemployment benefits	2,836	10,378
Other current and noncurrent liabilities	(8,815)	(3,448)

	$13,114	$17,856

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	Subsequent Event

On July 14, 2010, the Corporation entered into agreements with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an affiliate under a $20,000,000 revolving line of credit provided by Fifth Third and with Bank of America, N.A., to guarantee $12,400,000 of payment obligations of its affiliate under equipment lease agreements. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from these guarantee agreements. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the guarantee agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
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
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2010.
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
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2010 and 2009 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross profit	$117,698	$111,717	$137,311	$160,252

Total revenues	$504,630	$465,385	$845,574	$839,945

Gross margin	23.3%	24.0%	16.2%	19.1%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross profit	$117,698	$111,717	$137,311	$160,252

Total revenues	$504,630	$465,385	$845,574	$839,945
Less: Freight and delivery revenues	(61,846)	(54,696)	(107,229)	(99,415)

Net sales	$442,784	$410,689	$738,345	$740,530

Gross margin excluding freight and delivery revenues	26.6%	27.2%	18.6%	21.6%

Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings from operations	$90,648	$72,945	$77,783	$83,893

Total revenues	$504,630	$465,385	$845,574	$839,945

Operating margin	18.0%	15.7%	9.2%	10.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings from operations	$90,648	$72,945	$77,783	$83,893

Total revenues	$504,630	$465,385	$845,574	$839,945
Less: Freight and delivery revenues	(61,846)	(54,696)	(107,229)	(99,415)

Net sales	$442,784	$410,689	$738,345	$740,530

Operating margin excluding freight and delivery revenues	20.5%	17.8%	10.5%	11.3%

The presentation of incremental operating margin (excluding freight and delivery revenues) for the Mideast Group is also a non-GAAP financial measure. Management presents this measure, as it believes it demonstrates the impact of incremental sales on operating margin (excluding freight and delivery revenues) due to the significant amount of fixed production costs. The following presents the calculation of the incremental operating margin (excluding freight and delivery revenues) for the Mideast Group for the quarter ended June 30, 2010 (dollars in thousands):

Mideast Group earnings from operations for the quarter ended June 30, 2010	$39,461
Mideast Group earnings from operations for the quarter ended June 30, 2009	33,974

Incremental earnings from operations for the Mideast Group for the quarter ended June 30, 2010	$5,487

Mideast Group net sales for the quarter ended June 30, 2010	$131,573
Mideast Group net sales for the quarter ended June 30, 2009	124,536

Incremental net sales for the Mideast Group for the quarter ended June 30, 2010	$7,037

Incremental operating margin (excluding freight and delivery revenues) for Mideast Group for the quarter ended June 30, 2010	78%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Quarter Ended June 30
Notable items for the quarter ended June 30, 2010 included:
•	Earnings per diluted share of $1.18 compared with $0.86 for the prior-year quarter

•	Net sales of $442.8 million compared with $410.7 million for the 2009 second quarter

•	Heritage aggregates product line volume up 8.6% for the quarter

•	Heritage aggregates product line pricing down 3.8%, or $0.40 per ton

•	Record Specialty Products operating margin (excluding freight and delivery revenues) of 35.1%, up 1,160 basis points

•	Selling, general and administrative expenses down $3.2 million and 140 basis points as a percentage of net sales compared with prior-year quarter

•	Consolidated operating margin (excluding freight and delivery revenues) of 20.5%, up 270 basis points over the prior-year quarter
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2010 and 2009. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million for the quarter ended June 30, 2009. Consolidated other operating income and expenses, net, was income of $6.5 million and expense of $1.8 million for the quarters ended June 30, 2010 and 2009, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)

	Three Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$131,573		$124,536
Southeast Group	92,104		92,144
West Group	171,218		160,766

Total Aggregates Business	394,895	100.0	377,446	100.0
Specialty Products	47,889	100.0	33,243	100.0

Total	$442,784	100.0	$410,689	100.0

Gross profit (loss):
Mideast Group	$47,608		$44,982
Southeast Group	14,197		17,188
West Group	37,450		38,320

Total Aggregates Business	99,255	25.1	100,490	26.6
Specialty Products	19,556	40.8	10,286	30.9
Corporate	(1,113)	—	941	—

Total	$117,698	26.6	$111,717	27.2

Selling, general & administrative expenses:
Mideast Group	$10,373		$11,127
Southeast Group	6,324		6,665
West Group	10,510		10,457

Total Aggregates Business	27,207	6.9	28,249	7.5
Specialty Products	2,688	5.6	2,332	7.0
Corporate	3,664	—	6,185	—

Total	$33,559	7.6	$36,766	9.0

Earnings (Loss) from operations:
Mideast Group	$39,461		$33,974
Southeast Group	7,541		10,009
West Group	32,974		29,580

Total Aggregates Business	79,976	20.3	73,563	19.5
Specialty Products	16,812	35.1	7,819	23.5
Corporate	(6,140)	—	(8,437)	—

Total	$90,648	20.5	$72,945	17.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
The Corporation showed significant improvement despite the continuing challenging economic environment. Of particular note is the performance of the Corporation’s heritage aggregates volume which increased 8.6%, making this the first quarter in four years with growth in heritage aggregates shipments. Overall, however, the most encouraging sign is that this volume growth was widespread — across each of the Corporation’s end-use markets and geographic segments.
As an end use, infrastructure continues to represent over 55% of the Corporation’s Aggregates business and, as such, played a significant role in the Corporation’s second quarter results. During the second quarter of 2010, the Aggregates business experienced an 11% increase in aggregates volume in the infrastructure market over the comparable second quarter of 2009. As expected, many of the Corporation’s key states began spending funds from the American Recovery and Reinvestment Act (“ARRA” or “Stimulus”) in earnest during the quarter and aggregates volumes consumed on Stimulus projects increased 200% compared with the prior-year quarter. Even more notably, the infrastructure end use market, excluding shipments to Stimulus-funded projects, had volume growth of 6% due to state spending on delayed road maintenance projects. Further, volume growth of 10% in the Corporation’s nonresidential end-use market was driven by an increase in oilfield activity, as aggregates are essential to build oilfield roads and drilling pads. The nonresidential construction market, excluding shipments to the oilfield industry, had volume growth of 3.5%, partially as a result of contractors and project owners taking advantage of historically low construction prices. Residential and ChemRock/Rail had volume increases of 8% and 6%, respectively.
The Mideast Group and West Group each generated double-digit volume increases — nearly 11% and 10%, respectively, in heritage aggregates product line shipments. Growth in the Mideast Group was fueled by Stimulus-funded jobs, as 40% of its increased volume was attributable to shipments to these projects. More specifically, the Corporation’s Indiana markets benefited significantly from this volume growth, reporting a 45% increase in heritage aggregates shipments for the second quarter 2010. The West Group benefited from both Stimulus-funded projects and the increased shipments to the oilfield industry.
Overall heritage aggregates product line pricing decreased 3.8% compared with the prior-year quarter. Consistent with recent trends, pricing varied significantly by market and ranged from an increase of 12% to a decrease of 14%. Competitive forces remain a challenge, particularly in markets that enjoyed strong residential and nonresidential construction activity during the previous economic cycle. These markets now often have an over-supply of contractors who have tended to bid aggressively on Stimulus-related projects, thereby reducing the competitiveness of the Corporation’s long-term customers. Management expects this pressure will ease as residential and nonresidential construction markets continue to either recover or reach levels of sustained stability. In addition to the competitive pressures, geographic mix is also an important factor relative to overall aggregates pricing. The Corporation’s top markets, in terms of volume recovery, for the second quarter 2010 — Indiana, Arkansas and North Texas — each have average selling prices less than the overall average for the Aggregates business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Still, the incremental operating margin achieved in these markets underscores management’s view that volume recovery, combined with the Corporation’s lean operating cost structure, will lead to record incremental margins even as the Corporation experiences pricing pressures. For example, the Mideast Group reported an incremental operating margin of 78% for the second quarter of 2010, driven in large part by the volume recovery in the Indiana markets. Management expects this type of performance to repeat in multiple markets across the Corporation as volume rebounds.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	June 30, 2010
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	10.7%	(4.5%)
Southeast Group	2.6%	(2.2%)
West Group	10.3%	(3.8%)
Heritage Aggregates Operations	8.6%	(3.8%)
Aggregates Product Line (3)	9.8%	(3.7%)

	Three Months Ended
	June 30,
	2010	2009
	(tons in thousands)
Shipments
Heritage Aggregates Product Line(2):
Mideast Group	11,637	10,511
Southeast Group	8,219	8,007
West Group	17,039	15,445

Heritage Aggregates Operations	36,895	33,963
Acquisitions	543	137
Divestitures (4)	7	12

Aggregates Product Line (3)	37,445	34,112

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, second-quarter results are not indicative of expected performance for other interim periods or the full year.
The Specialty Products business once again achieved record performance and contributed significantly to the Corporation’s second-quarter results. This business expanded its net sales by $14.6 million, or 44%, compared with the prior-year quarter and its operating margin (excluding freight and delivery revenues) by 1,160 basis points to 35.1% for the quarter. Specialty Products had volume growth in all major product lines and continued its focus on cost control programs. Earnings from operations of $16.8 million increased $9.0 million when compared with the prior-year quarter and surpassed the record for earnings from operations established in the first quarter of 2010.
The Corporation’s strong results continue to reflect its ability to control operating costs and the Corporation’s operating team also remains focused on safety, productivity and customer service. Direct production costs in the Aggregates business increased $14.6 million, or 6.6%, driven in large part by $5.8 million of increased energy costs.
The Corporation’s gross margin excluding freight and delivery revenues for the three months ended June 30 decreased 60 basis points to 26.6% in 2010.
The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2009	$111,717

Aggregates Business:
Volume strength	32,797
Pricing weakness	(15,348)
Cost increases, net	(18,684)

Decrease in Aggregates Business gross profit	(1,235)
Specialty Products	9,270
Corporate	(2,054)

Increase in consolidated gross profit	5,981

Consolidated gross profit, quarter ended June 30, 2010	$117,698

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Selling, general and administrative expenses declined $3.2 million for the quarter compared with the 2009 second quarter due to lower personnel costs related to stock-based compensation. The Corporation’s objective is to hold selling, general and administrative expenses flat with 2009, excluding required payments under certain retirement plans which will occur in the second half of the year.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was income of $6.5 million in 2010 compared with an expense of $1.8 million in 2009. During the second quarter of 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for less than its established legal reserve, thereby increasing other operating income for the West Group by $5.0 million. Second quarter 2009 included $1.7 million of transaction costs and a $1.2 million property loss.
Interest expense was $16.8 million for the second quarter 2010 as compared with $18.7 million for the prior-year quarter. The decrease primarily resulted from lower outstanding borrowings during the three months ended June 30, 2010 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended June 30, was expense of $1.3 million in 2010 compared with income of $1.3 million in 2009, primarily as a result of lower earnings from nonconsolidated equity investments and a loss on foreign currency transactions in 2010.
Six Months Ended June 30
Notable items for the six months ended June 30, 2010 included:
•	Net sales of $738.3 million, down 0.3% compared with prior-year period

•	Heritage aggregates product line volume down 0.3% and pricing down 3.6% compared with the prior-year period

•	Selling, general and administrative expenses down $6.8 million compared with the prior-year period

•	Consolidated operating margin (excluding freight and delivery revenues) of 10.5% compared with 11.3% for the prior-year period

•	Earnings per diluted share of $0.65, compared with $0.75 for the prior-year period

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2010 and 2009. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.3 million for the six months ended June 30, 2009. Consolidated other operating income and expenses, net, was income of $7.6 million and expense of $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$214,918		$206,377
Southeast Group	160,224		187,454
West Group	273,588		280,301

Total Aggregates Business	648,730	100.0	674,132	100.0
Specialty Products	89,615	100.0	66,398	100.0

Total	$738,345	100.0	$740,530	100.0

Gross profit (loss):
Mideast Group	$59,480		$61,002
Southeast Group	11,312		32,057
West Group	34,508		49,059

Total Aggregates Business	105,300	16.2	142,118	21.1
Specialty Products	33,629	37.5	18,960	28.6
Corporate	(1,618)	—	(826)	—

Total	$137,311	18.6	$160,252	21.6

Selling, general & administrative expenses:
Mideast Group	$20,819		$22,269
Southeast Group	12,738		13,186
West Group	21,175		21,150

Total Aggregates Business	54,732	8.4	56,605	8.4
Specialty Products	5,620	6.3	4,686	7.1
Corporate	6,778	—	12,632	—

Total	$67,130	9.1	$73,923	10.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)

	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$41,555		$39,180
Southeast Group	(1,558)		18,165
West Group	20,713		29,623

Total Aggregates Business	60,710	9.4	86,968	12.9
Specialty Products	28,024	31.3	14,162	21.3
Corporate	(10,951)	—	(17,237)	—

Total	$77,783	10.5	$83,893	11.3

Net sales for the Aggregates business for the six months ended June 30 were $648.7 million in 2010, a 3.8% decline versus 2009 net sales of $674.1 million. Aggregates volume at heritage locations decreased 0.3%, while pricing was down 3.6%. Inclusive of acquisitions and divestitures, aggregates product line volume increased 0.7% and pricing decreased 3.6% for the six months ended June 30, 2010. Competitive pressure and geographic mix continue to negatively affect aggregates product line pricing.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended
	June 30, 2010
	Volume	Pricing
Volume/Pricing Variance(1)
Heritage Aggregates Product Line (2):
Mideast Group	7.8%	(3.4%)
Southeast Group	(10.2%)	(4.4%)
West Group	0.3%	(3.3%)
Heritage Aggregates Operations	(0.3%)	(3.6%)
Aggregates Product Line (3)	0.7%	(3.6%)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)

	Six Months Ended
	June 30,
	2010	2009
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	18,542	17,193
Southeast Group	14,341	15,968
West Group	27,259	27,189

Heritage Aggregates Operations	60,142	60,350
Acquisitions	769	137
Divestitures (4)	11	25

Aggregates Product Line (3)	60,922	60,512

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
Specialty Products’ net sales were $89.6 million for the first six months of 2010 compared with $66.4 million for the prior-year period. The increase in net sales is due to volume growth in all major product lines. Earnings from operations for the six months ended June 30, 2010 were $28.0 million compared with $14.2 million for the prior-year period.
The Corporation’s gross margin excluding freight and delivery revenues for the six months ended June 30 decreased 300 basis points to 18.6% in 2010. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2009	$160,252

Aggregates Business:
Volume strength	151
Pricing weakness	(25,553)
Cost increases, net	(11,416)

Decrease in Aggregates Business gross profit	(36,818)
Specialty Products	14,669
Corporate	(792)

Decrease in consolidated gross profit	(22,941)

Consolidated gross profit, six months ended June 30, 2010	$137,311

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Selling, general and administrative expenses declined $6.8 million during the six months ended June 30, 2010 due to lower personnel costs. The Corporation’s objective is to hold selling, general and administrative expenses flat with 2009, excluding required payments under certain retirement plans.
For the six months ended June 30, consolidated other operating income and expenses, net, was income of $7.6 million in 2010 compared with an expense of $2.1 million in 2009. In addition to higher gains on asset sales, during 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for less than its established legal reserve, thereby increasing other operating income for the West Group by $5.0 million. The results for the six months ended June 30, 2009 included $1.8 million of transaction costs and a $1.2 million property loss.
Consolidated interest expense was $34.4 million for the six months ended June 30, 2010 as compared with $37.2 million for the prior-year period. The decrease primarily resulted from lower outstanding borrowings during 2010.
The change in the year-to-date consolidated overall estimated effective income tax rate during the second quarter of 2010, when compared with the year-to-date consolidated overall estimated effective tax rate as of March 31, 2010, decreased consolidated net earnings for the six months ended June 30, 2010 by $5.4 million, or $0.12 per diluted share. In addition, the 2010 overall effective tax rate includes the reduction of tax benefits for the Medicare Part D subsidy resulting from the enactment of the Patient Protection and Affordable Care Act (PPACA). Management expects the overall effective tax rate for the full year, inclusive of the effects of PPACA, to be approximately 28%.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the six months ended June 30, 2010 was $86.3 million compared with $116.7 million in the comparable period of 2009. Operating cash flow is primarily from consolidated net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first six months of 2010 as compared with the year-earlier period reflects a $94.9 million build in accounts receivable for the six months ended June 30, 2010 resulting from increased sales occurring in the second quarter of the current year. Management expects this trend to continue through the balance of the year. Cash used in the build of accounts receivable was partially offset by $12.9 million generated by the Corporation’s inventory management initiatives through the first six months of 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Depreciation	$86,903	$84,091
Depletion	2,012	1,741
Amortization	1,585	1,543

	$90,500	$87,375

During the third and fourth quarters of 2010, the Corporation will make required cash payments under certain retirement plans of $4.0 million and $11.2 million, respectively.
The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2009 net cash provided by operating activities was $318.4 million, compared with $116.7 million for the first six months of 2009.
Capital expenditures, exclusive of acquisitions, for the first six months were $68.6 million in 2010 and $74.8 million in 2009. Full-year capital spending for 2010 is expected to be approximately $135 million, including the Hunt Martin Materials joint venture but exclusive of acquisitions, a $25 million reduction from management’s previous guidance. Comparable full-year capital expenditures were $139.2 million in 2009.
During the six months ended June 30, 2010, the Corporation spent $28.1 million on acquisitions, primarily on the acquisition of a deep-water port operation located at Port Canaveral in Florida. This facility is currently the only developed deep-water aggregates import terminal located on the central east coast of Florida. From this location, the Corporation can ship product into the greater Orlando area, the second-largest aggregates consuming area in Florida. This acquisition complements the Corporation’s existing long-haul rail network.
At June 30, 2010, the Corporation had outstanding borrowings of $25.0 million under its $100 million secured accounts receivable credit facility (the “AR Credit Facility”). Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable.
In April 2010, the Corporation repaid $217.6 million of Floating Rate Senior Notes through the use of cash and short-term borrowings.
At June 30, 2010, the Corporation had $244.1 million of current maturities of long-term debt as $242.1 million of 6.875% Notes were reclassified to current to reflect their maturity date of April 2011. Management believes it has the ability to refinance the Notes when they become due.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2010 or 2009. Management currently has no intent to repurchase any shares of its common stock. At June 30, 2010, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Corporation’s $325 million five-year revolving credit agreement (the “Credit Agreement”), $130 million unsecured term loan (the “Term Loan”) and $100 million AR Credit Facility are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.50 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Corporation to exclude debt incurred in connection with acquisitions from the Ratio for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed the maximum Ratio plus 0.25. The Ratio is calculated as total long-term debt divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA. At June 30, 2010, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.84 times and was calculated as follows (dollars in thousands):

	Twelve Month Period
	July 1, 2009 to
	June 30, 2010
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$82,605
Add back:
Interest expense	70,720
Income tax expense	26,486
Depreciation, depletion and amortization expense	177,177
Stock-based compensation expense	15,956
Deduct:
Interest income	(1,361)

Consolidated EBITDA, as defined	$371,583

Consolidated debt at June 30, 2010	$1,056,085

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2010 for the trailing twelve months EBITDA	2.84	x

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement, Term Loan and AR Credit Facility and declare any outstanding balances immediately due.
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At June 30, 2010, the Corporation had $323 million of unused borrowing capacity under its Credit Agreement and $75 million of available borrowings on its AR Credit Facility, subject to complying with the related leverage covenant. Of the $398 million of unused borrowing capacity, $199 million, or 50%, has been committed from Wells Fargo Bank, N.A. and Wachovia Bank, N.A. under commitments entered into prior to Wells Fargo Bank, N.A.’s acquisition of Wachovia Bank, N.A. Management does not expect any material change in this commitment prior to the expiration of the facilities. The Credit Agreement expires on June 30, 2012 and the AR Credit Facility terminates on April 20, 2012.
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
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
OUTLOOK Management’s outlook for the Corporation in 2010 has improved based on improving stability and expected growth in overall aggregates demand through the remainder of the year. Evidence of that stability was reflected in the Aggregates business’ second-quarter aggregates shipments. Management expects volumes sold to the infrastructure construction market to continue to increase as recipients of ARRA funds initiate projects to which monies have been obligated. For the full year, management expects: (i) infrastructure construction volume to be up 8% to 12%; (ii) nonresidential construction volume to decline 12% to 15%, improved from management’s earlier forecast; (iii) residential construction volume to be up 12% to 15%; and (iv) growth of 10% for the Corporation’s ChemRock/Rail products.
Considering all these factors, the Corporation is revising its full-year volume guidance upward. Management expects aggregates volume growth of 4% to 6%, aggregates pricing to range from down 1% to down 3% and aggregates production cost per ton to remain flat in 2010 compared with the prior year. This combination should lead to increased aggregates sales and improved gross margin and profitability in 2010. Energy costs, primarily diesel fuel consumed by off-road mobile quarry equipment, are likely to increase slightly compared with 2009. Management expects the Specialty Products segment to contribute $46 million to $48 million in pretax earnings for 2010. Interest expense should be approximately $70 million in 2010. Consistent with results for the first six months of 2010, management expects an increased use of cash for working capital, most notably accounts receivable, as revenues grow.
Although it is too early to issue guidance for 2011, management has begun to frame its initial view. Stability in federal funding for infrastructure is a critical issue moving into 2011 and the Corporation is operating under a Congressional continuing resolution that extended the Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU) through December 31, 2010. Early in 2010, management was hopeful that a significantly increased Highway Bill would be passed by the lame-duck Congress after elections in November. Such a process had historic precedent in both the 1980s and 1990s when the existing Highway Bills were reauthorized, each at notably higher funding levels which were financed by increased user fees. However, a recent report issued by the Congressional Budget Office (the “CBO Report”) stated that the existing Highway Trust Fund could maintain the current level of spending for two years. Thus, management now believes the CBO Report will serve to make reauthorization a less pressing issue for politicians already reluctant to increase spending. Accordingly, management believes working under some form of a Congressional continuing resolution of SAFETEA-LU for 2011 is likely. Management still expects to see approximately 30% in ARRA infrastructure funds spent in 2011 together with an extended federal highway bill that will keep spending at constant funding levels. The Corporation also expects to see improvement in the residential construction market and it expects nonresidential construction to trough in 2010, with modest 2011 volume recovery.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
The 2010 estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2010 performance will be, as previously noted, the strength of the United States economy and its impact on construction activity. The Corporation’s 2010 outlook is based on the expectation that the United States economy will continue to stabilize and positive economic growth will commence in the second half of the year.
Risks to the Corporation’s future performance are related to both price and volume and include a more widespread decline in aggregates pricing, a decline in infrastructure construction as a result of unexpected delays in federal ARRA and state infrastructure projects and continued lack of clarity regarding the timing and amount of the federal highway bill, a continued decline in commercial construction, a decline in residential construction, or some combination thereof. Further, increased highway construction funding pressures as a result of either federal or state issues can affect profitability. Currently, nearly all states are experiencing state-level funding pressures driven by lower tax revenues and an inability to finance approved projects. North Carolina and Texas are among the states experiencing these pressures, and these states disproportionately affect revenue and profitability.
The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted by the Corporation’s customers on public projects together with lien rights on private projects help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel and other fuels change production costs directly through consumption or indirectly in the increased cost of energy-related consumables, among them, steel, explosives, tires and conveyor belts. Fluctuating diesel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Corporation’s estimated outlook does not include rapidly increasing diesel costs during the remainder of 2010.
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
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
(Continued)
Risks to the 2010 outlook include volume decline as a result of economic events outside of the Corporation’s control. In addition to the impact on nonresidential and residential construction, the Corporation is exposed to risk in its estimated outlook from credit markets and the availability of and interest cost related to its debt.
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
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
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
For the Quarter Ended June 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2010
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
For the Quarter Ended June 30, 2010
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
Variable-Rate Borrowing Facilities. The Corporation’s variable-rate borrowing facilities include a $325 million Credit Agreement which supports its commercial paper program, a $100 million AR Credit Facility and a $130 million Term Loan. Borrowings under these facilities and the commercial paper program bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $136.8 million, which is the outstanding balance at June 30, 2010, would increase interest expense by $1.4 million on an annual basis. Wells Fargo Bank, N.A. and Wachovia Bank, N.A. have collective commitments of $200 million under the Corporation’s variable-rate borrowing facilities.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. Increases in the prices of these products generally are tied to energy sector inflation. In 2009, decreases in the prices of these products compared with 2008 positively affected earnings per diluted share by $0.50. A hypothetical 10% change in the Corporation’s energy costs in 2010 as compared with 2009, assuming constant volumes, would impact 2010 pretax earnings by approximately $13.1 million.
Aggregate Risk for Interest Rates and Energy Costs. Pension expense for 2010 was calculated based on assumptions selected at December 31, 2009. Therefore, interest rate risk in 2010 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on the $136.8 million of variable-rate borrowings outstanding at June 30, 2010 would be an increase of $1.4 million in interest expense in 2010. Additionally, a 10% change in energy costs would impact annual pretax earnings by $13.1 million.
Item 4. Controls and Procedures
As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1, 2010 — April 30, 2010	—	$—	—	5,041,871
May 1, 2010 — May 31, 2010	—	$—	—	5,041,871
June 1, 2010 — June 30, 2010	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated August 3, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 3, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 3, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 3, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: August 3, 2010	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2010
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated August 3, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 3, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 3, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 3, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase