Form 10-Q
period 2010-09-30
MARTIN MARIETTA MATERIALS INC
filed 2010-11-02
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2010
Common Stock, $0.01 par value	45,528,566

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$60,499	$263,591	$193,835
Accounts receivable, net	249,613	162,815	241,520
Inventories, net	323,820	332,569	329,781
Current deferred income tax benefits	71,593	60,303	58,272
Other current assets	26,591	37,582	21,558

Total Current Assets	732,116	856,860	844,966

Property, plant and equipment	3,541,058	3,465,978	3,436,078
Allowances for depreciation, depletion and amortization	(1,847,852)	(1,773,073)	(1,737,939)

Net property, plant and equipment	1,693,206	1,692,905	1,698,139

Goodwill	624,224	624,224	624,224
Other intangibles, net	17,563	12,469	12,887
Other noncurrent assets	48,674	52,825	52,465

Total Assets	$3,115,783	$3,239,283	$3,232,681

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$1,737	$162
Accounts payable	76,993	52,107	61,741
Accrued salaries, benefits and payroll taxes	14,403	15,222	18,155
Pension and postretirement benefits	16,894	18,823	5,852
Accrued insurance and other taxes	32,409	24,274	34,307
Income taxes	—	—	2,469
Current maturities of long-term debt and short-term facilities	245,423	226,119	226,025
Accrued interest	27,231	12,751	27,680
Other current liabilities	13,482	22,520	18,394

Total Current Liabilities	426,835	373,553	394,785

Long-term debt	785,706	1,023,492	1,038,873
Pension, postretirement and postemployment benefits	144,574	160,354	193,249
Noncurrent deferred income taxes	216,844	195,946	175,255
Other noncurrent liabilities	84,596	79,527	78,543

Total Liabilities	1,658,555	1,832,872	1,880,705

Equity:
Common stock, par value $0.01 per share	454	453	446
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	395,853	381,173	319,777
Accumulated other comprehensive loss	(67,249)	(75,084)	(89,267)
Retained earnings	1,085,750	1,058,698	1,080,084

Total Shareholders’ Equity	1,414,808	1,365,240	1,311,040
Noncontrolling interests	42,420	41,171	40,936

Total Equity	1,457,228	1,406,411	1,351,976

Total Liabilities and Equity	$3,115,783	$3,239,283	$3,232,681

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
		(Unaudited)
Net Sales	$443,709	$428,271	$1,182,054	$1,168,802
Freight and delivery revenues	65,594	59,696	172,822	159,110

Total revenues	509,303	487,967	1,354,876	1,327,912

Cost of sales	329,914	310,523	930,948	890,801
Freight and delivery costs	65,594	59,696	172,822	159,110

Total cost of revenues	395,508	370,219	1,103,770	1,049,911

Gross Profit	113,795	117,748	251,106	278,001

Selling, general & administrative expenses	31,235	32,932	98,365	106,855
Research and development	114	51	150	350
Other operating (income) and expenses, net	(1,393)	(4,448)	(9,031)	(2,310)

Earnings from Operations	83,839	89,213	161,622	173,106

Interest expense	17,104	18,181	51,540	55,358
Other nonoperating (income) and expenses, net	(545)	(1,196)	189	(1,514)

Earnings from continuing operations before taxes on income	67,280	72,228	109,893	119,262
Income tax expense	13,990	15,308	26,539	28,671

Earnings from Continuing Operations	53,290	56,920	83,354	90,591
(Loss) Gain on discontinued operations, net of related tax expense of $34, $37, $88 and $271, respectively	(34)	(52)	101	488

Consolidated net earnings	53,256	56,868	83,455	91,079
Less: Net earnings attributable to noncontrolling interests	1,266	1,354	1,246	2,467

Net Earnings Attributable to Martin Marietta Materials, Inc.	$51,990	$55,514	$82,209	$88,612

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$52,024	$55,566	$82,108	$88,124
(Loss) Earnings from discontinued operations	(34)	(52)	101	488

	$51,990	$55,514	$82,209	$88,612

Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$1.13	$1.23	$1.79	$1.99
Discontinued operations attributable to common shareholders	—	—	—	0.01

	$1.13	$1.23	$1.79	$2.00

Diluted from continuing operations attributable to common shareholders	$1.13	$1.23	$1.78	$1.98
Discontinued operations attributable to common shareholders	—	—	—	0.01

	$1.13	$1.23	$1.78	$1.99

Weighted-Average Common Shares Outstanding
Basic	45,526	44,622	45,463	43,690

Diluted	45,678	44,813	45,639	43,879

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.20

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$83,455	$91,079
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	135,946	133,276
Stock-based compensation expense	11,684	17,084
(Gains) Losses on divestitures and sales of assets	(4,293)	2,045
Deferred income taxes	17,131	(1,851)
Excess tax benefits from stock-based compensation transactions	(1,643)	(1,956)
Other items, net	704	(2,165)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(86,798)	(30,291)
Inventories, net	8,888	(9,738)
Accounts payable	24,898	(982)
Other assets and liabilities, net	12,639	38,097

Net Cash Provided by Operating Activities	202,611	234,598

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(110,024)	(100,493)
Acquisitions, net	(28,107)	(49,574)
Proceeds from divestitures and sales of assets	4,524	7,375
Railcar construction advances	(8,997)	—
Repayments of railcar construction advances	8,997	—
Loan to affiliate	—	(4,000)

Net Cash Used for Investing Activities	(133,607)	(146,692)

Cash Flows from Financing Activities:
Borrowings of long-term debt	150,000	280,000
Repayments of long-term debt	(369,229)	(167,577)
Repayments on short-term facilities, net	—	(200,000)
Debt issuance costs	(80)	(2,285)
Change in bank overdraft	(1,737)	(4,515)
Payments on capital lease obligations	(308)	(110)
Dividends paid	(55,157)	(52,945)
Distributions to owners of noncontrolling interests	—	(2,561)
Purchase of subsidiary shares from noncontrolling interest	—	(17,060)
Issuances of common stock	2,772	233,232
Excess tax benefits from stock-based compensation transactions	1,643	1,956

Net Cash (Used for) Provided by Financing Activities	(272,096)	68,135

Net (Decrease) Increase in Cash and Cash Equivalents	(203,092)	156,041
Cash and Cash Equivalents, beginning of period	263,591	37,794

Cash and Cash Equivalents, end of period	$60,499	$193,835

Noncash Investing and Financing Activities:
Issuance of notes payable for acquisition of land	$450	$125
Notes receivable issued in connection with divestiture and sales of assets	$—	$1,675

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$36,073	$39,503
Cash payments for income taxes	$3,732	$8,101
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity
Balance at December 31, 2009	45,399	$453	$381,173	$(75,084)	$1,058,698	$1,365,240	$41,171	$1,406,411

Consolidated net earnings	—	—	—	—	82,209	82,209	1,246	83,455
Unrecognized actuarial losses and prior service costs related to pension and postretirement benefits, net of tax benefit of $714	—	—	—	7,146	—	7,146	3	7,149
Foreign currency translation gain	—	—	—	286	—	286	—	286
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax benefit of $264	—	—	—	403	—	403	—	403

Consolidated comprehensive earnings						90,044	1,249	91,293
Dividends declared	—	—	—	—	(55,157)	(55,157)	—	(55,157)
Issuances of common stock for stock award plans	130	1	2,996	—	—	2,997	—	2,997
Stock-based compensation expense	—	—	11,684	—	—	11,684	—	11,684

Balance at September 30, 2010	45,529	$454	$395,853	$(67,249)	$1,085,750	$1,414,808	$42,420	$1,457,228

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and nine months ended September 30, 2010 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$52,024	$55,566	$82,108	$88,124
Less: Distributed and undistributed earnings attributable to unvested awards	529	617	865	1,122

Basic and diluted net earnings from continuing operations attributable to common shareholders of Martin Marietta Materials, Inc.	51,495	54,949	81,243	87,002
Basic and diluted net (loss) earnings from discontinued operations attributable to common shareholders	(34)	(52)	101	488

Basic and diluted net earnings attributable to common shareholders of Martin Marietta Materials, Inc.	$51,461	$54,897	$81,344	$87,490

Basic weighted-average common shares outstanding	45,526	44,622	45,463	43,690
Effect of dilutive employee and director awards	152	191	176	189

Diluted weighted-average common shares outstanding	45,678	44,813	45,639	43,879

Comprehensive Earnings

Consolidated comprehensive earnings for the Corporation consist of consolidated net earnings; amortization of actuarial losses and prior service costs related to pension and postretirement benefits; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense. Consolidated comprehensive earnings for the three and nine months ended September 30, 2010 were $55,495,000 and $91,293,000, respectively. For the three and nine months ended September 30, 2009, consolidated comprehensive earnings were $64,097,000 and $103,484,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
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

Discontinued operations included the following net sales, pretax gain or loss on operations, pretax gain on disposals, income tax expense and overall net earnings or loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Net sales	$44	$408	$102	$1,619

Pretax (loss) gain on operations	$—	$(15)	$189	$756
Pretax gain on disposals	—	—	—	3

Pretax (loss) gain	—	(15)	189	759
Income tax expense	34	37	88	271

Net (loss) earnings	$(34)	$(52)	$101	$488

3.	Inventories, Net

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars in Thousands)

Finished products	$350,842	$351,393	$345,682
Products in process and raw materials	14,310	16,296	17,432
Supplies and expendable parts	46,566	47,554	47,551

	411,718	415,243	410,665
Less allowances	(87,898)	(82,674)	(80,884)

Total	$323,820	$332,569	$329,781

In the quarter ended September 30, 2010, the Corporation reclassified certain of its finished products and inventory allowances and currently presents them on a gross basis. Prior-period amounts, which were previously presented on a net basis, have been recast for comparability. The reclassifications had no effect on the Corporation’s financial condition, results of operations or cash flows.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill and Intangible Assets
During the three and nine months ended September 30, 2010, there were no changes in goodwill.

During the nine months ended September 30, 2010, the Corporation acquired use rights of $6,600,000 related to its Aggregates business. The use rights are deemed to have an indefinite life and are not being amortized.
5.	Long-Term Debt

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars in Thousands)

6.875% Notes, due 2011	$242,118	$242,092	$242,083
6.6% Senior Notes, due 2018	298,242	298,111	298,068
7% Debentures, due 2025	124,388	124,371	124,366
6.25% Senior Notes, due 2037	247,874	247,851	247,844
Floating Rate Senior Notes, due 2010	—	217,502	217,437
Term Loan, due 2012, interest rate of 3.3% at September 30, 2010	111,750	111,750	126,750
Other notes	6,757	7,934	8,350

Total debt	1,031,129	1,249,611	1,264,898
Less current maturities	(245,423)	(226,119)	(226,025)

Long-term debt	$785,706	$1,023,492	$1,038,873

In April 2010, the Corporation repaid $217,600,000 of Floating Rate Senior Notes through the use of cash and short-term borrowings.

At September 30, 2010, the Corporation had $245,423,000 of current maturities of long-term debt, of which $242,118,000 of 6.875% Notes become due April 2011.

At September 30, 2010, December 31, 2009 and September 30, 2009, the Corporation had no outstanding borrowings under its $100,000,000 AR Credit Facility. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)
The Corporation’s $325,000,000 five-year revolving credit agreement, $130,000,000 unsecured term loan (the “Term Loan”) and $100,000,000 three-year secured accounts receivable credit facility (the “AR Credit Facility”) are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.50 to 1.00 as of the end of any fiscal quarter. The covenant requires the inclusion of debt guaranteed by the Corporation in the Ratio calculation. Furthermore, the covenant allows the Corporation to exclude debt incurred in connection with acquisitions from the Ratio for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed the maximum Ratio plus 0.25. Certain other nonrecurring items and noncash items, if they occur, can also be excluded from the Ratio. The Corporation was in compliance with the Ratio at September 30, 2010.

The Corporation unwound two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”) in April 2008. The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three and nine months ended September 30, 2010, the Corporation recognized $226,000 and $667,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2009, the Corporation recognized $211,000 and $622,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018. The accumulated other comprehensive loss related to the Swap Agreements was $5,484,000, net of cumulative noncurrent deferred tax assets of $3,588,000, at September 30, 2010; $5,887,000, net of cumulative noncurrent deferred tax assets of $3,852,000, at December 31, 2009; and $6,017,000, net of cumulative noncurrent deferred tax assets of $3,937,000, at September 30, 2009.
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
FORM 10-Q
For the Quarter Ended September 30, 2010
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

The estimated fair value of the Corporation’s publicly registered long-term notes and debentures at September 30, 2010 was $980,791,000, compared with a carrying amount of $912,622,000 on the consolidated balance sheet. The fair value of this long-term debt was estimated based on quoted market prices. The estimated fair value of other borrowings, including the Corporation’s Term Loan, was $118,507,000 at September 30, 2010 and approximates its carrying amount.

The carrying values and fair values of the Corporation’s financial instruments are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$60,499	$60,499	$263,591	$263,591	$193,835	$193,835
Accounts receivable, net	$249,613	$249,613	$162,815	$162,815	$241,520	$241,520
Notes receivable, net	$10,889	$10,889	$13,415	$13,415	$13,458	$13,458
Bank overdraft	$—	$—	$1,737	$1,737	$162	$162
Long-term debt	$1,031,129	$1,099,298	$1,249,611	$1,245,068	$1,264,898	$1,249,621

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes
Income tax expense reported in the Corporation’s consolidated statements of earnings includes income tax expense on earnings attributable to both the Corporation and its noncontrolling interests.

	Nine Months Ended
	September 30,
	2010	2009
Estimated effective income tax rate:
Continuing operations	24.1%	24.0%

Discontinued operations	46.6%	35.7%

Consolidated Overall	24.2%	24.1%

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

On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. Employers that receive the Medicare Part D subsidy recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in continuing operations in the period of enactment. The effects of changes in tax law are recognized as discrete events in the period of enactment. Accordingly, the overall estimated effective income tax rate for the nine months ended September 30, 2010 includes the effect to the Corporation of the PPACA.

The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2010, when compared with the year-to-date consolidated overall estimated effective tax rate as of June 30, 2010, increased consolidated net earnings for the nine months ended September 30, 2010 by $5,724,000, or $0.13 per diluted share. The overall estimated effective income tax rate for the nine months ended September 30, 2010 included the effective settlement of issues related to the 2004 and 2005 tax years, the effective settlement of the Internal Revenue Service audit for the 2007 tax year, the expiration of the statute of limitations for federal examination of the 2006 tax year, the provision of a valuation allowance for unused tax credits, and the true-up of the 2009 provision estimates to actual taxes paid as a result of filing the related tax returns during the period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes (continued)
The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2009, when compared with the year-to-date consolidated overall effective tax rate as of June 30, 2009, increased consolidated net earnings for the nine months ended September 30, 2009 by $5,161,000, or $0.12 per diluted share. The overall estimated effective income tax rate for the nine months ended September 30, 2009 included the true-up of the 2008 provision estimates to actual taxes paid as a result of filing the related tax returns during the period.

The following table summarizes changes in the Corporation’s unrecognized tax benefits, excluding interest and correlative effects, for the nine months ended September 30, 2010 (dollars in thousands):

Unrecognized tax benefits at beginning of period	$16,722
Gross increases — tax positions in prior years	18,545
Gross decreases — tax positions in prior years	(3,107)
Gross increases — tax positions in current year	1,172
Settlements with taxing authorities	(684)
Lapse of statute of limitations	(10,401)

Unrecognized tax benefits at end of period	$22,247

At September 30, 2010, unrecognized tax benefits of $4,372,000, net of federal tax benefits and related to interest accruals and permanent income tax differences, would have favorably affected the Corporation’s effective tax rate if recognized.

The Corporation anticipates that it is reasonably possible that $10,213,000 of unrecognized tax benefits may change during the twelve months ending September 30, 2011 as a result of filing a change in accounting method for the 2010 tax year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	Pension and Postretirement Benefits
The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$2,761	$2,788	$137	$139
Interest cost	5,753	5,566	688	730
Expected return on assets	(5,255)	(4,060)	—	—
Amortization of:
Prior service cost (credit)	146	164	(372)	(372)
Actuarial loss	2,554	3,596	—	—
Settlement charge	923	—	—	—

Total net periodic benefit cost	$6,882	$8,054	$453	$497

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$8,282	$8,364	$411	$418
Interest cost	17,259	16,699	2,063	2,189
Expected return on assets	(15,766)	(12,181)	—	—
Amortization of:
Prior service cost (credit)	437	491	(1,117)	(1,116)
Actuarial loss	7,661	10,787	—	—
Settlement charge	1,006	—	—	—

Total net periodic benefit cost	$18,879	$24,160	$1,357	$1,491

9.	Contingencies
The Corporation is engaged in certain legal and administrative proceedings incidental to its normal business activities. In the opinion of management and counsel, it is unlikely that the outcome of any litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the results of the Corporation’s operations, its cash flows or its financial position.

During the nine months ended September 30, 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for approximately $7,000,000. In connection with the settlement, the Corporation reversed the excess of the established legal reserve, thereby increasing net earnings by $2,751,000, or $0.06 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Total revenues:
Mideast Group	$144,688	$139,741	$375,726	$358,474
Southeast Group	115,672	108,162	313,209	333,519
West Group	202,841	196,044	521,277	518,001

Total Aggregates Business	463,201	443,947	1,210,212	1,209,994
Specialty Products	46,102	44,020	144,664	117,918

Total	$509,303	$487,967	$1,354,876	$1,327,912

Net sales:
Mideast Group	$133,607	$131,176	$348,524	$337,554
Southeast Group	91,216	87,938	251,440	275,392
West Group	176,623	169,571	450,212	449,872

Total Aggregates Business	401,446	388,685	1,050,176	1,062,818
Specialty Products	42,263	39,586	131,878	105,984

Total	$443,709	$428,271	$1,182,054	$1,168,802

Earnings (Loss) from operations:
Mideast Group	$38,741	$40,067	$80,296	$79,247
Southeast Group	1,414	4,812	(144)	22,977
West Group	33,941	36,207	54,654	65,830

Total Aggregates Business	74,096	81,086	134,806	168,054
Specialty Products	12,043	11,947	40,067	26,108
Corporate	(2,300)	(3,820)	(13,251)	(21,056)

Total	$83,839	$89,213	$161,622	$173,106

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)
The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Aggregates	$376,554	$364,774	$986,038	$992,088
Asphalt	9,833	12,041	29,014	34,988
Ready Mixed Concrete	7,056	6,194	19,558	21,301
Road Paving	6,575	4,349	12,602	10,550
Other	1,428	1,327	2,964	3,891

Total Aggregates Business	401,446	388,685	1,050,176	1,062,818

Magnesia-Based Chemicals	29,290	26,238	89,287	73,757
Dolomitic Lime	12,457	12,761	41,386	30,918
Other	516	587	1,205	1,309

Specialty Products	42,263	39,586	131,878	105,984

Total	$443,709	$428,271	$1,182,054	$1,168,802

11.	Supplemental Cash Flow Information
The following table presents the components of the change in other assets and liabilities, net:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Other current and noncurrent assets	$3,108	$(5,479)
Accrued salaries, benefits and payroll taxes	(2,237)	(4,594)
Accrued insurance and other taxes	8,134	10,888
Accrued income taxes	11,177	22,560
Accrued pension, postretirement and postemployment benefits	(10,849)	3,729
Other current and noncurrent liabilities	3,306	10,993

	$12,639	$38,097

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	Transactions with Affiliates
On July 14, 2010, the Corporation entered into a reimbursement and indemnification agreement with Fifth Third Bank (“Fifth Third”), pursuant to which Fifth Third issued a letter of credit for the repayment of amounts borrowed by an affiliate under a $20,000,000 two-year revolving line of credit provided by Fifth Third and the Corporation agreed to reimburse Fifth Third for any amounts funded under the letter of credit. Additionally, on July 13, 2010, the Corporation provided Bank of America, N.A. with a guarantee of $12,400,000 of payment obligations of the Corporation’s affiliate under certain equipment lease agreements. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from either the reimbursement and indemnification agreement or the guarantee agreement. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the reimbursement and indemnification agreement.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
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
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010. There were no changes to the Corporation’s critical accounting policies during the nine months ended September 30, 2010.
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
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2010 and 2009 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross profit	$113,795	$117,748	$251,106	$278,001

Total revenues	$509,303	$487,967	$1,354,876	$1,327,912

Gross margin	22.3%	24.1%	18.5%	20.9%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross profit	$113,795	$117,748	$251,106	$278,001

Total revenues	$509,303	$487,967	$1,354,876	$1,327,912
Less: Freight and delivery revenues	(65,594)	(59,696)	(172,822)	(159,110)

Net sales	$443,709	$428,271	$1,182,054	$1,168,802

Gross margin excluding freight and delivery revenues	25.6%	27.5%	21.2%	23.8%

Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Earnings from operations	$83,839	$89,213	$161,622	$173,106

Total revenues	$509,303	$487,967	$1,354,876	$1,327,912

Operating margin	16.5%	18.3%	11.9%	13.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Earnings from operations	$83,839	$89,213	$161,622	$173,106

Total revenues	$509,303	$487,967	$1,354,876	$1,327,912
Less: Freight and delivery revenues	(65,594)	(59,696)	(172,822)	(159,110)

Net sales	$443,709	$428,271	$1,182,054	$1,168,802

Operating margin excluding freight and delivery revenues	18.9%	20.8%	13.7%	14.8%

Quarter Ended September 30
Notable items for the quarter ended September 30, 2010 included:
•	Earnings per diluted share of $1.13 compared with $1.23 for the prior-year quarter
•	Net sales increased to $443.7 million compared with $428.3 million for the 2009 third quarter
•	Heritage aggregates product line volume up 6.3% for the quarter
•	Heritage aggregates product line pricing down 3.1%, or $0.32 per ton; product and project mix account for 160 basis points of the decline
•	Specialty Products record third-quarter earnings from operations of $12.0 million
•	Selling, general and administrative expenses down $1.7 million and 70 basis points as a percentage of net sales compared with prior-year quarter
•	Consolidated operating margin (excluding freight and delivery revenues) of 18.9% compared with 20.8% for the prior-year quarter
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2010 and 2009. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million for the quarters ended September 30, 2010 and 2009. Consolidated other operating income and expenses, net, was income of $1.4 million and $4.4 million for the quarters ended September 30, 2010 and 2009, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)

	Three Months Ended September 30,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$133,607		$131,176
Southeast Group	91,216		87,938
West Group	176,623		169,571

Total Aggregates Business	401,446	100.0	388,685	100.0
Specialty Products	42,263	100.0	39,586	100.0

Total	$443,709	100.0	$428,271	100.0

Gross profit (loss):
Mideast Group	$48,698		$50,760
Southeast Group	7,926		9,608
West Group	43,178		44,811

Total Aggregates Business	99,802	24.9	105,179	27.1
Specialty Products	14,643	34.6	14,393	36.4
Corporate	(650)	—	(1,824)	—

Total	$113,795	25.6	$117,748	27.5

Selling, general & administrative expenses:
Mideast Group	$10,268		$10,755
Southeast Group	6,318		7,107
West Group	10,676		10,305

Total Aggregates Business	27,262	6.8	28,167	7.2
Specialty Products	2,529	6.0	2,343	5.9
Corporate	1,444	—	2,422	—

Total	$31,235	7.0	$32,932	7.7

Earnings (Loss) from operations:
Mideast Group	$38,741		$40,067
Southeast Group	1,414		4,812
West Group	33,941		36,207

Total Aggregates Business	74,096	18.5	81,086	20.9
Specialty Products	12,043	28.5	11,947	30.2
Corporate	(2,300)	—	(3,820)	—

Total	$83,839	18.9	$89,213	20.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
The Corporation reported its second consecutive quarter of aggregates volume growth. Aggregates shipments improved in each of the Corporation’s end-use markets during the quarter, resulting in an overall 6.3% increase compared with the prior-year third quarter, led by a 14% increase in the nonresidential end-use market compared with the prior-year quarter. The infrastructure end-use market, which had volume growth of 3% compared with the prior-year quarter, was supported by an increase in state transportation spending that was somewhat offset by a decline in shipments to projects funded by the American Recovery and Reinvestment Act (“ARRA” or “Stimulus”). The Corporation continues to believe that this is a timing issue since Stimulus-related projects contributed volume growth in some states during the quarter. In other states, principally Iowa, where they aggressively completed their Stimulus-related work in 2009, the Aggregates business’ shipments actually declined. Overall, however, aggregates shipments to the infrastructure end-use market, excluding projects funded by ARRA, increased more than 6% over the prior-year quarter. Activity in portions of the energy sector, specifically the Haynesville and Barnett Shale Natural Gas Fields in northwest Louisiana, east Texas and Arkansas, continues to be the most significant volume driver in the Corporation’s nonresidential end-use market, as aggregates are essential to build both oilfield roads and pads for drilling rigs. The ChemRock/Rail end-use market experienced a 9% volume increase over the prior-year quarter, fueled by railroad expansion activity in certain markets. The residential end-use market had a volume increase of 3% over the prior-year quarter.
Weather had a disparate impact on the Corporation’s third-quarter results. Volume growth was led by the Mideast Group, which experienced dry weather and generated a 10.3% increase in heritage aggregates shipments compared with the prior-year quarter. In particular, the Corporation’s Indiana markets experienced significant highway work performed under the state’s 10-year, $12 billion transportation plan known as “Major Moves.” Contractors benefitted from the favorable weather and accelerated construction in efforts to achieve early completion bonuses on some state work. The West Group reported a 6.0% increase in heritage aggregates shipments which principally reflects the positive impact of the increased shipments to the energy sector and railroad industries. These achievements were partially offset by significantly wet weather in the Midwest Division. Flooding at multiple Midwest Division facilities restricted both operations and sales and served to increase production costs at certain locations. These conditions are a strong contrast to the Division’s prior-year record third-quarter operating results which reflected aggressive spending of ARRA funds by the state of Iowa.
Overall heritage aggregates product line pricing decreased 3.1% compared with the prior-year quarter. Two previously-reported pricing trends continued in the third quarter. First, a higher percentage of shipments of base stone, which is used in both road construction and energy sector activity and has a lower average selling price compared with clean stone, contributed to this negative period-to-period comparison of selling price. Second, pricing on Stimulus-related projects was 10% lower than the overall average for the Aggregates business. Management estimates that the impact of these factors negatively affected aggregates pricing by 160 basis points and expects this pricing pressure to ease as the Corporation’s end-markets continue to either recover or reach levels of sustained stability. However, competitive pricing pressure exists and opportunities to increase pricing will return one product and one region at a time.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	September 30, 2010
	Volume	Pricing
Volume/Pricing Variance(1)
Heritage Aggregates Product Line (2):
Mideast Group	10.3%	(7.9%)
Southeast Group	1.4%	3.0%
West Group	6.0%	(2.4%)
Heritage Aggregates Operations	6.3%	(3.1%)
Aggregates Product Line (3)	6.3%	(3.1%)

	Three Months Ended
	September 30,
	2010	2009
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	12,436	11,270
Southeast Group	8,012	7,901
West Group	17,807	16,804

Heritage Aggregates Operations	38,255	35,975
Acquisitions	—	—
Divestitures (4)	7	10

Aggregates Product Line (3)	38,262	35,985

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
The Aggregates business is significantly affected by seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, third-quarter results are not indicative of expected performance for other interim periods or the full year.
The Specialty Products business benefitted from strong demand in the chemicals product line and, once again, achieved strong performance that contributed significantly to the Corporation’s quarterly results, including record third-quarter gross profit and earnings from operations. Sales of dolomitic lime decreased slightly, but reflect the strength in the steel industry experienced in the early part of the quarter. The Specialty Products business’ net sales of $42.3 million in the quarter increased 6.8% over the prior-year quarter. Earnings from operations of $12.0 million reflected management’s continued focus on cost control programs.
The Corporation’s strong results continue to reflect its ability to control operating costs and the Corporation’s operating team remains focused on safety, productivity and customer service. Direct production costs in the Aggregates business increased $20.7 million, or 8.7%. Energy costs were a significant driver as higher prices of energy increased costs by $4.5 million, thereby reducing earnings by $0.06 per diluted share. The Aggregates business was able to offset these increased costs by higher productive efficiency, as measured by tons per working man hour, which increased 3% over the prior-year quarter.
The Corporation’s gross margin excluding freight and delivery revenues for the three months ended September 30 decreased 190 basis points to 25.6% in 2010. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2009	$117,748

Aggregates Business:
Volume strength	$23,459
Pricing weakness	(10,700)
Cost increases, net	(18,136)

Decrease in Aggregates Business gross profit	(5,377)
Specialty Products	250
Corporate	1,174

Decrease in consolidated gross profit	(3,953)

Consolidated gross profit, quarter ended September 30, 2010	$113,795

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
Selling, general and administrative expenses declined $1.7 million for the quarter compared with the 2009 third quarter, despite absorbing $0.9 million of expense related to required payments under certain retirement plans.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was income of $1.4 million in 2010 compared with income of $4.4 million in 2009, primarily as a result of lower quarterly gains on sales of assets in 2010.
Interest expense was $17.1 million for the third quarter 2010 as compared with $18.2 million for the prior-year quarter. The decrease primarily resulted from lower outstanding borrowings during the three months ended September 30, 2010 as compared with the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended September 30, was income of $0.5 million in 2010 compared with income of $1.2 million in 2009, primarily as a result of lower gains on foreign currency transactions in 2010.
Nine Months Ended September 30
Notable items for the nine months ended September 30, 2010 included:
•	Net sales of $1.182 billion, up 1.1% compared with prior-year period

•	Heritage aggregates product line volume up 2.8% and pricing down 3.4% compared with the prior-year period

•	Selling, general and administrative expenses down $8.5 million compared with the prior-year period

•	Consolidated operating margin (excluding freight and delivery revenues) of 13.7% compared with 14.8% for the prior-year period

•	Earnings per diluted share of $1.78, compared with $1.99 for the prior-year period

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2010 and 2009. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.2 million and $0.4 million for the nine months ended September 30, 2001 and 2009, respectively. Consolidated other operating income and expenses, net, was income of $9.0 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended September 30,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Net sales:
Mideast Group	$348,524		$337,554
Southeast Group	251,440		275,392
West Group	450,212		449,872

Total Aggregates Business	1,050,176	100.0	1,062,818	100.0
Specialty Products	131,878	100.0	105,984	100.0

Total	$1,182,054	100.0	$1,168,802	100.0

Gross profit (loss):
Mideast Group	$108,178		$111,762
Southeast Group	19,238		41,666
West Group	77,686		93,870

Total Aggregates Business	205,102	19.5	247,298	23.3
Specialty Products	48,271	36.6	33,353	31.5
Corporate	(2,267)	—	(2,650)	—

Total	$251,106	21.2	$278,001	23.8

Selling, general & administrative expenses:
Mideast Group	$31,088		$33,024
Southeast Group	19,056		20,293
West Group	31,851		31,456

Total Aggregates Business	81,995	7.8	84,773	8.0
Specialty Products	8,148	6.2	7,028	6.6
Corporate	8,222	—	15,054	—

Total	$98,365	8.3	$106,855	9.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)

	Nine Months Ended September 30,
	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
		(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$80,296		$79,247
Southeast Group	(144)		22,977
West Group	54,654		65,830

Total Aggregates Business	134,806	12.8	168,054	15.8
Specialty Products	40,067	30.4	26,108	24.6
Corporate	(13,251)	—	(21,056)	—

Total	$161,622	13.7	$173,106	14.8

Net sales for the Aggregates business for the nine months ended September 30 were $1.050 billion in 2010, a 1.2% decline versus 2009 net sales of $1.063 billion. Aggregates volume at heritage locations increased 2.8% and pricing was down 3.4%. Competitive pressure and geographic mix continue to negatively affect aggregates product line pricing.
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended
	September 30, 2010
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	8.8%	(5.2%)
Southeast Group	(6.4%)	(2.0%)
West Group	3.9%	(2.7%)
Heritage Aggregates Operations	2.8%	(3.4%)
Aggregates Product Line (3)	2.8%	(3.4%)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)

	Nine Months Ended
	September 30,
	2010	2009
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	30,977	28,463
Southeast Group	22,352	23,869
West Group	45,836	44,130

Heritage Aggregates Operations	99,165	96,462
Acquisitions	—	—
Divestitures (4)	18	35

Aggregates Product Line (3)	99,183	96,497

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.
Specialty Products’ net sales were $131.9 million for the first nine months of 2010 compared with $106.0 million for the prior-year period. The increase in net sales is due to volume growth in all major product lines. Earnings from operations for the nine months ended September 30, 2010 were $40.1 million compared with $26.1 million for the prior-year period.
The Corporation’s gross margin excluding freight and delivery revenues for the nine months ended September 30 decreased 260 basis points to 21.2% in 2010. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2009	$278,001

Aggregates Business:
Volume strength	$24,015
Pricing weakness	(36,657)
Cost increases, net	(29,554)

Decrease in Aggregates Business gross profit	(42,196)
Specialty Products	14,918
Corporate	383

Decrease in consolidated gross profit	(26,895)

Consolidated gross profit, nine months ended September 30, 2010	$251,106

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
Selling, general and administrative expenses declined $8.5 million during the nine months ended September 30, 2010 due to lower personnel costs. Management expects selling, general and administrative expenses to be no more than 8.8% of net sales for the full year 2010, a 50-basis-point reduction from 2009.
For the nine months ended September 30, consolidated other operating income and expenses, net, was income of $9.0 million in 2010 compared with income of $2.3 million in 2009. In addition to higher gains on asset sales, during 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for less than its established legal reserve, thereby increasing other operating income for the West Group by $5.0 million.
Consolidated interest expense was $51.5 million for the nine months ended September 30, 2010 as compared with $55.4 million for the prior-year period. The decrease primarily resulted from lower outstanding borrowings during 2010.
The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2010, when compared with the year-to-date consolidated overall estimated effective tax rate as of June 30, 2010, increased consolidated net earnings for the nine months ended September 30, 2010 by $5.7 million, or $0.12 per diluted share. The 2010 consolidated overall effective tax rate includes the reduction of tax benefits for the Medicare Part D subsidy resulting from the enactment of the Patient Protection and Affordable Care Act (PPACA); the effective settlement of issues related to the 2004 and 2005 tax years, the effective settlement of the Internal Revenue Service audit for the 2007 tax year, the expiration of the statute of limitations for federal examination of the 2006 tax year, the provision of a valuation allowance for unused tax credits, and the true-up of the 2009 provision estimates to actual taxes paid as a result of filing the related tax returns during the period. Management expects the overall effective tax rate for the full year, inclusive of the effects of PPACA, to be approximately 26%.
LIQUIDITY AND CAPITAL RESOURCES Net cash provided by operating activities during the nine months ended September 30, 2010 was $202.6 million compared with $234.6 million for the same period in 2009. Operating cash flow is primarily from consolidated net earnings, before deducting depreciation, depletion and amortization, offset by working capital requirements. Net cash provided by operating activities for the first nine months of 2010 as compared with the year-earlier period reflects a $86.8 million build in accounts receivable for the nine months ended September 30, 2010 resulting from increased sales occurring in the second and third quarters of the current year. Cash used in the build of accounts receivable was partially offset by $8.9 million generated by the Corporation’s inventory management initiatives and $4.4 million lower cash taxes paid through the first nine months of 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)
Depreciation	$130,433	$127,845
Depletion	3,171	3,026
Amortization	2,342	2,405

	$135,946	$133,276

In the fourth quarter of 2010, the Corporation will make required cash payments under certain retirement plans of $11.2 million.
On July 14, 2010, the Corporation entered into a reimbursement and indemnification agreement with Fifth Third Bank (“Fifth Third”), pursuant to which Fifth Third issued a letter of credit for the repayment of amounts borrowed by an affiliate under a $20 million two-year revolving line of credit provided by Fifth Third and the Corporation agreed to reimburse Fifth Third for any amounts funded under the letter of credit. Additionally, on July 13, 2010, the Corporation provided Bank of America, N.A. with a guarantee of $12.4 million of payment obligations of the Corporation’s affiliate under certain equipment lease agreements. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from either the reimbursement and indemnification agreement or the guarantee agreement. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the reimbursement and indemnification agreement.
The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2009 net cash provided by operating activities was $318.4 million, compared with $234.6 million for the first nine months of 2009.
Capital expenditures, exclusive of acquisitions, for the first nine months were $110.0 million in 2010 and $100.5 million in 2009. Full-year capital spending for 2010 is expected to be approximately $135 million, including the Hunt Martin Materials joint venture but exclusive of acquisitions. Comparable full-year capital expenditures were $139.2 million in 2009.
During the nine months ended September 30, 2010, the Corporation spent $28.1 million on acquisitions, primarily on the acquisition of a deep-water port operation located at Port Canaveral in Florida. This facility is currently the only developed deep-water aggregates import terminal located on the central east coast of Florida. From this location, the Corporation can ship product into the greater Orlando area, the second-largest aggregates consuming area in Florida. This acquisition complements the Corporation’s existing long-haul rail network.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
In October 2010, the Corporation acquired a sand and gravel business in South Carolina. The acquired operation supplements the Corporation’s ability to serve the Charlotte, North Carolina market as well as certain South Carolina markets by providing a broader array of products.
In April 2010, the Corporation repaid $217.6 million of Floating Rate Senior Notes through the use of cash and short-term borrowings.
At September 30, 2010, the Corporation had $245.4 million of current maturities of long-term debt, of which $242.1 million of 6.875% become due April 2011. Management believes it has the ability to refinance the Notes when they become due.
The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2010 or 2009. Management currently has no intent to repurchase any shares of its common stock. At September 30, 2010, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Corporation’s $325 million five-year revolving credit agreement (the “Credit Agreement”), $130 million unsecured term loan (the “Term Loan”) and $100 million AR Credit Facility are subject to a leverage ratio covenant. The covenant requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.50 to 1.00 as of the end of any fiscal quarter. Furthermore, the covenant allows the Corporation to exclude debt incurred in connection with acquisitions from the Ratio for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed the maximum Ratio plus 0.25. The Ratio is calculated as total long-term debt, including debt guaranteed by the Corporation, divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
At September 30, 2010, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.88 times and was calculated as follows (dollars in thousands):

	Twelve Month Period
	October 1, 2009 to
	September 30, 2010
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$79,166
Add back:
Interest expense	69,643
Income tax expense	25,184
Depreciation, depletion and amortization expense	176,873
Stock-based compensation expense	15,152
Deduct:
Interest income	(1,300)

Consolidated EBITDA, as defined	$364,718

Consolidated debt, including debt guaranteed by the Corporation, at September 30, 2010	$1,049,326

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2010 for the trailing twelve months EBITDA	2.88	X

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement, Term Loan and AR Credit Facility and declare any outstanding balances as immediately due.
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At September 30, 2010, the Corporation had $323 million of unused borrowing capacity under its Credit Agreement and $100 million of available borrowings on its AR Credit Facility, subject to complying with the related leverage covenant. Of the $423 million of unused borrowing capacity, $212 million, or 50%, has been committed from Wells Fargo Bank, N.A. and Wachovia Bank, N.A. under commitments entered into prior to Wells Fargo Bank, N.A.’s acquisition of Wachovia Bank, N.A. Management does not expect any material change in this commitment prior to the expiration of the facilities. The Credit Agreement expires on September 30, 2012 and the AR Credit Facility terminates on April 20, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
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
OUTLOOK Management’s outlook for the Corporation for the balance of the year is based on continued stability in overall aggregates demand. Evidence of that stability is reflected in the Aggregates business’ year-to-date aggregates shipments. For the full year, management expects: (i) infrastructure construction volume to be up 4% to 6%; (ii) nonresidential construction volume to increase 6% to 7%; (iii) residential construction volume to be up 3% to 4%; and (iv) growth of 2% to 3% for the Corporation’s ChemRock/Rail products.
Considering all these factors, for full year 2010, management expects aggregates volume growth of 4% to 6%, aggregates pricing to range from down 3% to down 4% and aggregates production cost per ton to increase slightly compared with the prior year. Energy costs - primarily diesel fuel consumed by off-road mobile quarry equipment - are expected to increase compared with 2009. Management expects the Specialty Products segment to contribute $46 million to $48 million in pretax earnings for 2010. Interest expense should be approximately $70 million in 2010. Consistent with results for the first nine months of 2010, management expects a continued increased use of cash for working capital, most notably accounts receivable, in the fourth quarter as revenues grow.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
It is too early to issue 2011 guidance, but management believes stability in federal infrastructure funding will be a critical issue. At present, the Corporation continues to operate under a Congressional continuing resolution that extended the Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU) through December 31, 2010. While management views working under another Congressional continuing resolution of SAFETEA-LU for 2011 as likely, it also believes it is possible for some form of reauthorized infrastructure legislation to be passed during the year. The impetus for any new legislation would be primarily twofold: (i) its effectiveness at creating new jobs, a major focus of the Obama administration; and (ii) the current state of infrastructure disrepair from years of underinvestment. Management was pleased in September 2010 when President Obama proposed a six-year plan to rebuild infrastructure with an initial $50 billion investment. However, further action related to any new legislation will depend on the results of the mid-term elections. Management continues to expect modest improvement in state infrastructure spending and approximately 30% in ARRA infrastructure funds spent in 2011. This continued Stimulus spend, coupled with funding from either an extended federal highway bill or continuing resolutions, will maintain spending at constant funding levels. Management also expects to see improvement in the residential construction market and anticipates the commercial component of the Corporation’s nonresidential end-use market to trough in 2010, with modest 2011 volume recovery. The price of natural gas and timing of lease commitments for oil and natural gas companies will be significant factors in the continuation of the energy sector activity into 2011. Management will provide further 2011 guidance in the Corporation’s fourth quarter earnings release.
The 2010 estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2010 performance will be, as previously noted, the strength of the United States economy and its impact on construction activity. The Corporation’s 2010 outlook is based on the expectation that the United States economy will broadly trend toward stabilization in the remainder of the year.
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
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
(Continued)
The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted by the Corporation’s customers on public projects together with lien rights on private projects help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel and other fuels change production costs directly through consumption or indirectly in the increased cost of energy-related consumables, among them, steel, explosives, tires and conveyor belts. Fluctuating diesel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Corporation’s estimated outlook does not include any further significant increases in diesel costs during the remainder of 2010.
The availability of transportation in the Corporation’s long-haul network, particularly the availability of barges on the Mississippi River system and the availability of rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast region. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Additionally, the early onset of winter can shorten the construction season.
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
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
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
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Georgia, Texas, Iowa and Louisiana, which when coupled with North Carolina, represented 56% of 2009 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the commercial construction market, notably office and retail space, and the continued decline in residential construction; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if price and volume decline worse than expected; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2010
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
FORM 10-Q
For the Quarter Ended September 30, 2010
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
Variable-Rate Borrowing Facilities. The Corporation’s variable-rate borrowing facilities include a $325 million Credit Agreement which supports its commercial paper program, a $100 million AR Credit Facility and a $130 million Term Loan. Borrowings under these facilities and the commercial paper program bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $111.8 million, which is the outstanding balance at September 30, 2010, would increase interest expense by $1.1 million on an annual basis. Wells Fargo Bank, N.A. and Wachovia Bank, N.A. have collective commitments of $200 million under the Corporation’s variable-rate borrowing facilities.
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
FORM 10-Q
For the Quarter Ended September 30, 2010
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
Aggregate Risk for Interest Rates and Energy Costs. Pension expense for 2010 was calculated based on assumptions selected at December 31, 2009. Therefore, interest rate risk in 2010 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on the $111.8 million of variable-rate borrowings outstanding at September 30, 2010 would be an increase of $1.1 million in interest expense in 2010. Additionally, a 10% change in energy costs compared with 2009 would impact annual pretax earnings by $13.1 million.
Item 4. Controls and Procedures
As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1, 2010 — July 31, 2010	—	$—	—	5,041,871
August 1, 2010 — August 31, 2010	—	$—	—	5,041,871
September 1, 2010 — September 30, 2010	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
PART II-OTHER INFORMATION
(Continued)
Item 5. Other Information.
The operation of the Corporation’s aggregates quarries and mines is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects the Corporation’s quarries and mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.
Under the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the Corporation is required to present information regarding certain mining safety and health citations which MSHA has issued with respect to its aggregates mining operations in its periodic reports filed with the Securities and Exchange Commission. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the quarry or mine, (ii) the number of citations issued will vary from inspector to inspector and location to location, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.
The Corporation presents the following items regarding certain mining safety and health matters for the three months ended September 30, 2010:
•	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which the Corporation has received a citation from MSHA (hereinafter, “Mine Act Section 104 Significant and Substantial Citations”);

•	Total number of orders issued under section 104(b) of the Mine Act (hereinafter, “Mine Act Section 104(b) Orders”);

•	Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act (hereinafter, “Mine Act Section 104(d) Unwarrantable Failure Citations/Orders”);

•	Total number of imminent danger orders issued under section 107(a) of the Mine Act (hereinafter, Mine Act Section 107(a) Imminent Danger Orders”); and

•	Total dollar value of proposed assessments from MSHA under the Mine Act.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
PART II-OTHER INFORMATION
(Continued)

				Mine Act
	Mine Act		Mine Act Section	Section	Total Dollar
	Section 104		104(d)	107(a)	Value of
	Significant and	Mine Act	Unwarrantable	Imminent	Proposed
	Substantial	Section 104(b)	Failure	Danger	MSHA
Location *	Citations	Orders	Citations/Orders	Orders	Assessments
Alden	2	—	—	—	$1,747
American Stone	1	—	—	—	—
Ames	4	—	—	—	—
Arrowood	—	—	—	—	1,258
Auburn, AL	—	—	—	—	481
Augusta, GA	—	—	—	—	1,069
Burning Springs	1	—	—	—	100
Caldwell	1	—	—	—	—
Carmel Sand & Gravel	—	—	—	—	100
Cayce	1	—	—	—	—
Central Rock	1	—	—	—	100
Charlotte	1	—	—	—	5,180
Clinton County	—	—	—	—	200
Cook Road	1	—	—	—	363
Davis	2	—	—	—	438
Denver	—	—	—	—	127
Des Moines	—	—	—	—	400
Fairfield	2	—	—	—	—
Fort Dodge	8	—	—	—	—
Fountain	2	—	—	—	615
Franklin Gravel	—	—	—	—	200
Fredonia	1	—	—	—	—
Granite Canyon	1	—	—	—	1,124
Greenwood	2	—	1	—	—
Guernsey	—	—	—	—	676
Hatton	—	—	—	—	100
Hickory	1	—	—	—	1,792
Hugo	—	—	—	—	100
Kings Mountain	—	—	—	—	100
Kokomo Stone	—	—	—	—	100
Lemon Springs	1	—	—	—	—
Malcom	2	—	—	—	—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
PART II-OTHER INFORMATION
(Continued)

				Mine Act
	Mine Act		Mine Act Section	Section	Total Dollar
	Section 104		104(d)	107(a)	Value of
	Significant and	Mine Act	Unwarrantable	Imminent	Proposed
	Substantial	Section 104(b)	Failure	Danger	MSHA
Location *	Citations	Orders	Citations/Orders	Orders	Assessments
Matthews	—	—	—	—	127
Noblesville Stone	—	—	—	—	100
North Indianapolis	—	—	—	—	200
Parkville	—	—	—	—	262
Pederson	—	—	—	—	200
Pinesburg	1	—	—	—	—
Portable Crushing	—	—	—	—	254
Raccoon River	1	—	—	—	243
Raleigh/Durham	—	—	—	—	300
Randolph	2	—	—	—	2,477
Sawyer	—	—	—	—	350
Snyder	1	—	—	—	1,445
Spanish Springs	1	—	—	—	—
Stamper	—	—	—	—	127
Sully	3	1	—	—	—
Sunflower	3	—	1	—	1,101
Weeping Water	5	1	1	—	—
Woodville	2	—	—	—	—

Total	54	2	3	—	$23,556

*	Only locations that have received violations, citations, orders and/or proposed assessments issued under the Mine Act have been included in this table.
For the three months ended September 30, 2010, none of the Corporation’s aggregates quarries or mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the three months ended September 30, 2010, the Corporation experienced no fatalities at any of its aggregates quarries or mines.
As of September 30, 2010, the Corporation has a total of 18 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three months ended September 30, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document

31.01	Certification dated November 2, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 2, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 2, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 2, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: November 2, 2010	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2010
EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 2, 2010 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 2, 2010 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 2, 2010 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 2, 2010 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase