Form 10-K
period 2010-12-31
MARTIN MARIETTA MATERIALS INC
filed 2011-02-25
CIK 916076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
     _________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☐            No ☑
     As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,155,496,273 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 24, 2011

Common Stock, $.01 par value per share	45,496,606 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2011 (Proxy Statement)	Part III

EX-12.01
EX-13.01
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.01
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
General
     Martin Marietta Materials, Inc. (the “Company”) is a leading producer of aggregates for the construction industry, including infrastructure, agricultural, nonresidential, and residential. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications and dolomitic lime sold primarily to customers in the steel industry. In 2010, the Company’s Aggregates business accounted for 89% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 11% of the Company’s total net sales.
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
     In 2010, the Company acquired a deep-water port facility in Port Canaveral, Florida, which serves the greater Orlando market, the second-largest aggregates-consuming area in Florida. The Port Canaveral acquisition, the only developed deep-water aggregates import terminal located on Florida’s central east coast, was complemented by the Company’s organic investment in 2010 in a new aggregates import facility at Port Manatee, Florida.
     Between 2001 and 2010, the Company disposed of or permanently shut down a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Specialty Products segment. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2011 in an effort to redeploy capital for other opportunities.
Business Segment Information
     The Company operates in four reportable business segments: the Mideast Group, Southeast Group, and West Group, collectively the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2010 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2010 consolidated financial statements (the “2010 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2010 Annual Report to Shareholders (the “2010 Annual Report”), which information is incorporated herein by reference.
Aggregates Business
     The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, and other uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located primarily in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations.
     The Company is the second largest producer of aggregates for the construction industry in the United States. In 2010, the Company’s Aggregates business shipped 130 million tons of aggregates primarily to customers in 30 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.4 billion and $166.6 million, respectively.
     The Aggregates business markets its products primarily to the construction industry, with approximately 55% of its shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.
     The 5.4% increase in 2010 in aggregates shipments over 2009 levels represented the Company’s first year of volume growth since 2005. Prior to 2010, the ongoing economic recession had resulted in unprecedented declines in aggregates shipments, as evidenced by United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments have also suffered as states continue to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues..
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), the federal economic stimulus plan signed into law in February 2009, provided approximately $28.6 billion of additional funding for highways, roads, bridges and airports through 2012. However, the lack of shovel-ready projects has delayed the impact of ARRA on the aggregates industry. The Company expects approximately 30% of ARRA-related jobs in the Company’s critical states will be completed in 2011. Any carryover in 2012, by law, must be completed that year. Based on its market position, the Company estimates that it has and will continue to supply approximately 6% to 8% of aggregates required for projects funded by ARRA.
     The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 284 quarries, underground mines, distribution facilities, and plants to customers in 30 states, Canada, the Bahamas, and the Caribbean Islands. The Company’s five largest revenue-generating states (Texas, North Carolina, Georgia, Iowa, and Louisiana) account for approximately 55% of total 2010 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. The economic recession nationally and in these states has negatively impacted the Company’s Aggregates business.
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
     A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2010, the originating mode of transportation for the Company’s aggregates shipments was 68% by truck, 21% by rail, and 11% by water. The majority of the rail and water movements occur in the Southeast Group and the West Group. The Company has an extensive network of aggregate quarries and distribution centers along the Mississippi River system throughout the central and southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In recent years the Company has brought additional capacity on line at its Bahamas and Nova Scotia locations to transport materials via oceangoing ships.
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
     As the Company continues to move more aggregates by rail and water, embedded freight costs have consequently reduced gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increase the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, barge or ship availability, and weather disruptions. The Company has entered into long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.
     The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it must still pay the shipping company the contractually-stated minimum amount for that year. In 2010, the Company incurred a $1.4 million expense due to not shipping the minimum tonnages. Similar charges are possible in 2011 if shipment volumes do not increase.
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
     The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates business. These vertically integrated operations accounted for approximately 7% of revenues of the Aggregates business in 2010. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, they do not represent core businesses of the Company. The results of these operations are currently insignificant to the Company as a whole. Over the last few years the Company has disposed of some of these operations. The Company continues to review carefully the acquired vertically integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities.
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
     Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $17.0 million, $19.8 million, and $24.8 million during 2010, 2009, and 2008, respectively.

Specialty Products Business
     The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2010, 68% of Specialty Products’ net sales were attributable to chemical products, 31% to lime, and 1% to stone. Overall net sales in the Specialty Products business increased in 2010 reflecting growth in both magnesia chemicals sales and dolomitic lime shipments to the steel industry.
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
     In 2010, approximately 80% of the lime produced was sold to third-party customers, while the remaining 20% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry accounted for approximately 46% of the Specialty Products’ net sales in 2010, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. In 2010, steelmaking rates in the United States improved 37% over 2009, driven by inventory restocking, improved automotive manufacturing, and a slowly improving general economy. However, production rates for steel were approximately 70% of domestic steelmaking capacity, making 2010, along with 2009, some of the lowest steel production rates in decades. The Company anticipates small to moderate growth in domestic steelmaking in 2011, with the growth attributable to continued gains in consumer confidence.
     Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that business is not as dependent on the steel industry as is the dolomitic lime portion of the Specialty Products business.
     The principal raw materials used in the Specialty Products business are dolomitic limestone and alkali-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.
     After the brine is used in the production process, the Specialty Products business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Specialty Products entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Specialty Products, at market rates, for use in Dow’s production of calcium chloride products. Specialty Products also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Specialty Products facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of the pipeline was completed in 2003, and Dow began purchasing processed brine from Specialty Products through the pipeline. In 2010, Dow sold the assets of Dow’s facility in Ludington, Michigan to Occidental Chemical Corporation (“Occidental”) and assigned to Occidental its interests in the long-term processed brine supply agreement and the pipeline venture with Specialty Products.
     Specialty Products generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.
     Approximately 9% of the revenues of the Specialty Products business in 2010 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, so no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $17.1 million, $16.2 million, and $24.3 million, in 2010, 2009, and 2008, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.
Patents and Trademarks
     As of February 25, 2011, the Company owns, has the right to use, or has pending applications for approximately 109 patents pending or granted by the United States and various countries and approximately 107 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.
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
Competition
     Because of the impact of transportation costs on the aggregates industry, competition in the Aggregates business tends to be limited to producers in proximity to each of the Company’s facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry or distribution location and price, but quality of aggregates and level of customer service are also factors.

     There are over 5,400 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company, in its Aggregates business, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels, river barges, and rail have enhanced the Company’s ability to compete in the aggregates business. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.
     The Company’s Specialty Products business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 9% of revenues for the Specialty Products business in 2010, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.
Research and Development
     The Company conducts research and development activities principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan. In general, the Company’s research and development efforts in 2010 were directed to applied technological development for the use of its chemicals products. The Company spent approximately $0.2 million in 2010, $0.4 million in 2009, and $0.6 million in 2008 on research and development activities.
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
     The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $9.1 million in 2010 and approximately $8.7 million in 2009 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $3.0 million in 2010 and are expected to be approximately $3 million in 2011 and 2012. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2010 and 2009. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.
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
     Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2010 Financial Statements and the 2010 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.
     The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2010 Financial Statements included under Item 8 of this Form 10-K and the 2010 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2010 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.
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
     The Company has been reviewing its operations with respect to climate change matters and its sources of greenhouse gas emissions. On December 7, 2009, the USEPA made an endangerment finding under the Clean Air Act that the current and projected concentrations of the six key greenhouse gases (sometimes referred to as “GHG” or GHGs”) in the atmosphere threaten the public health and welfare of current and future generations. The six GHGs are carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. As of 2010, facilities that emitted 25,000 metric tons or more per year of GHGs are required to annually report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. On May 13, 2010, the USEPA issued a final rule to impose additional permitting requirements on existing GHG sources emitting greater than 25,000 metric tons per year of GHGs. Permitting requirements will be phased in over several years and apply to both new sources and modifications to existing facilities where GHGs increase and exceed certain specified thresholds. The regulated facilities will have to determine the best available control technology to control GHG emissions. In Congress, both the House and Senate had considered climate change legislation, including the “cap-and-trade” approach. Cap and trade is an environmental policy tool that delivers results with a mandatory cap on emissions while providing sources flexibility in how they comply by trading credits with other sources whose emissions are below the cap. Another approach that had been proposed was a tax on emissions. However, the Company believes that climate change legislation is not a priority item in Congress in the near future and that the primary method that greenhouse gases will be regulated is through the USEPA using its rule-making authority. Various states where the Company has operations are also considering climate change initiatives, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed.
     The operations of the Company’s Aggregates business are not major sources of GHG emissions. Most of the GHG emissions from aggregate operations are tailpipe emissions from mobile sources such as heavy construction and earth-moving equipment. The manufacturing operations of the Company’s Specialty Products business in Woodville, Ohio releases carbon dioxide, methane and nitrous oxide during the production of lime. The Specialty Products operation in Manistee, Michigan releases carbon dioxide, methane, and nitrous oxides in the manufacture of magnesium oxide and hydroxide products. Both of these operations are filing annual reports of their GHG emissions in accordance with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. If and when Congress passes legislation on GHGs, the Woodville and Manistee operations will likely be subject to the new program. Also, the Company believes that the USEPA may impose additional regulatory restrictions on emissions of GHGs from its Woodville and Manistee operations. However, the Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville operation would be passed on to its customers. The magnesium oxide products produced at the Manistee operation compete against other products which emit a lower level of GHGs in their production. Therefore, the Manistee facility may have to absorb extra costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. The Company at this time cannot reasonably predict what the costs might be. The fastest growing part of the business is magnesium hydroxide, however, and the Company believes its market competition will be similarly regulated under the GHG legislation and regulations. The Manistee facility sells materials to distributors and customers in a number of countries in Asia, Europe and South America, and to Canada and Mexico. The Company is analyzing the obligations of our global customer base with regards to climate change treaties and accords.
Employees
     As of January 31, 2011, the Company has approximately 4,471 employees, of which 3,284 are hourly employees and 1,187 are salaried employees. Included among these employees are 625 hourly employees represented by labor unions (14.0% of the Company’s employees). Of such amount, 12.9% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 100% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2011. The Woodville collective bargaining agreement expires in June 2014. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at the Manistee location this year or at the Woodville location in 2014.

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
     The current market environment has hurt the economy, and we have considered the impact on our business. The overall United States economy remains weak, with national debt at a record high. While we were encouraged by an increase in our aggregates shipments in 2010, the first year of volume growth since 2005, demand for our products, particularly in the nonresidential and residential construction markets, could fall if companies and consumers are unable to get credit for construction projects or if the economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may continue to hurt the funding available for infrastructure spending. The lack of available credit has limited the ability of states to issue bonds to finance construction projects. Several of our top sales states have stopped bidding projects in their transportation departments.
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
     While our aggregate operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five revenue-generating states of Texas, North Carolina, Georgia,

Iowa and Louisiana, our profitability will decrease. We experienced this situation with the recent economic recession.
     The historic economic recession resulted in large declines in shipments of aggregate products in our industry. Our 5.4% increase in aggregates shipments in 2010 was our first year of volume growth since 2005. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, the current uncertainty created by the lack of a successor federal highway bill has negatively affected spending on public infrastructure projects. There has been a reduction in many states’ investment in highway maintenance.
     In February 2009, President Obama signed into law an economic stimulus plan, which was designed to stimulate the economy by providing over $29 billion in new funding for transportation infrastructure. However, the lack of shovel-ready projects and the substitution of stimulus funds for other projects has both delayed and limited the impact of this stimulus spending on the aggregates industry. Stimulus spending in four of the top seven states, based on sales, of our aggregates business, lag the national average. We expect approximately 30% of stimulus-related jobs in our critical states will be completed in 2011, with any carryover in 2012, the last year of the stimulus plan spending. We cannot be assured of the full impact of the stimulus plan.
     Within the construction industry, we sell our aggregate products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall. The overall economy has been hurt by the changes in the financial services sector, including failures of several large financial institutions, historical merger and acquisition activity within that industry, and the resulting lack of credit availability.
     We experienced an 8% increase in shipments to the nonresidential construction market in 2010, with growth driven by shipments to the energy sector to support natural gas drilling and exploration projects. However, other components of the nonresidential construction market remained weak in 2010 and were negatively affected by continued weakness in the residential construction market. The commercial part of nonresidential construction generally follows the residential construction market with a 12-to-18 month lag. We expect this component of the nonresidential construction market to experience modest volume recovery in 2011. Approximately 26% of our aggregates shipments in 2010 were to the nonresidential construction market.
     Our shipments to the residential construction market increased 5% in 2010. While the Federal Reserve kept the federal funds rate at 0% throughout the year, overall weakness in the U.S. economy and reduced consumer lending by banks limited the impact of this low rate. The excess supply of developed lots also stifled new housing starts. Although we expect moderate improvement in the residential construction market in 2011, housing starts are not expected to achieve a normalized level, estimated at 1.5 million starts nationally, until 2013. Approximately 7% of our aggregates shipments in 2010 were to the residential construction market.

     Shipments of chemical rock (comprised primarily of material used for agricultural lime and flue gas desulfurization) and ballast product sales (“ChemRock/Rail”) increased 5% in 2010, primarily due to increased railroad industry demand. Three of our top ten customers in 2010 were railroads. We expect our ChemRock/Rail shipments to be relatively flat in 2011 compared to 2010.
Our aggregates business is dependent on funding from a combination of federal, state and local sources.
     Our aggregates products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on future projects.
     The federal highway bill provides annual highway funding for public-sector construction projects. The most recent federal highway bill passed in 2005 provided funding of $286.4 billion for highway, transit, and highway safety programs, but ended September 30, 2009. While a multi-year successor federal highway bill has not been approved, Congress has extended the provisions of the current law under continuing resolutions through March 4, 2011. Given the record level of national debt and the resulting pressure on all government spending, we cannot be assured that Congress will pass a multi-year successor federal highway bill or will continue to extend the provisions of the most recent law at the same levels. Historically, states have been reluctant to commit to long-term projects while under continuing resolutions. In fact, obligations for federal highway funds are at a five-year low through the first half of the fiscal year ending June 30, 2011.
     Federal highway bills provide spending authorizations that represent maximum amounts. Each year, an appropriation act is passed establishing the amount that can actually be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund. Once the annual appropriation is passed, funds are distributed to each state based on formulas (apportionments) or other procedures (allocations). Apportioned and allocated funds generally must be spent on specific programs as outlined in the federal legislation. The Highway Trust Fund has experienced shortfalls in recent years, due to high gas prices, fewer miles driven and improved automobile fuel efficiency. These shortfalls created a significant decline in federal highway funding levels. In response to the projected shortfalls, money has been transferred from the General Fund into the Highway Trust Fund over the past three years. Presently, the Congressional Budget Office projects that the highway account, one of the two components of the Highway Trust Fund, will be unable to meet its obligations in a timely manner sometime during 2012. We cannot be assured of the existence, timing or amount of federal highway funding levels in the future.
     At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina and Texas are among the states experiencing these pressures, and these states disproportionately affect our revenues and profits.
Our aggregates business is seasonal and subject to the weather.
     Since the construction aggregates business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material, particularly by barge. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies, restrict production, and limit movement of barge traffic. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.
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
     Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. For example, in 2008, increases in energy costs when compared with 2007 prices lowered net earnings for our businesses by $0.65 per diluted share. Conversely, in 2009, decreases in energy costs compared with 2008 prices contributed $1.01 to our net earnings per diluted share. But in 2010, increases in energy costs compared with 2009 prices again lowered net earnings for our businesses by $0.34 per diluted share. We do not hedge our diesel fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, consumption, and the natural hedge created by the ability to increase aggregates prices.
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
     Labor unions represent 12.9% of the hourly employees of our aggregates business and 100% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio lime plant expire in August 2011 and June 2014, respectively.
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
     The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2006, we were required under new accounting standards to expense the fair value of stock options we award our management and key employees as part of their compensation. This resulted in a reduction of our earnings and made comparisons between financial periods more difficult. Beginning in 2009, we were required under new accounting standards to determine whether instruments granted in stock-based payment transactions under our employee benefit plans were considered “participating securities” and included in determining our earnings per share. This resulted in a reduction of our previously-reported net earnings and decreased our previously-reported earnings per share amounts. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2009 financial statements. The federal regulatory body overseeing our accounting standards is now implementing a convergence project, which would confirm the accounting in the United States for various topics to the requirements under international accounting standards. Proposed changes are being issued one topic at a time. We have not looked at how all of these topics might impact us. New or revised accounting standards could change our financial results either positively or negatively.
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
     During this economic downturn we have been forced to temporarily idle some of our facilities. In 2010, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $52.4 million of costs that could have been inventoried under normal operating conditions. If demand does not improve, such temporary idling could become longer-term, impairing the value of some of the assets at those locations. The timing of increased demand will determine when these locations will be reopened. During the idling period, the plant and equipment will continue to be depreciated. If practicable, we will transfer the mobile equipment and use it elsewhere. Because we continue to have long-term access to the aggregate reserves, these sites are not considered impaired during temporary idlings. Nevertheless, there is a risk of long-term asset impairment at sites that are temporarily idled if the economic downturn does not improve in the near term.
     The credit environment could impact the Company’s ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. In 2010, we repaid with cash $217.6 million of our Floating Rate Senior Notes. We plan to renegotiate our short-term and accounts credit facility with our banks. We expect to close on a new, multi-year credit facility by the end of the first quarter of 2011. We expect the new credit facility will have the same financial covenants as our existing credit facility and will provide us the ability to refinance our $242 million of Notes that become due and payable in April 2011. While we anticipate this new credit facility will be in place by the end of the first quarter 2011, there is no guarantee we will be able to negotiate and put into place the credit facility as described. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.
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
     Our specialty products business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The economic downturn has caused a significant decline in steel manufacturing. While steelmaking increased in 2010, it is still far below levels of the past. We anticipate this weakness to continue in 2011. The specialty products business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.
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
     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” under Item 1A of this Form 10-K, the discussion of “Competition” under Item 1 on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2010 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2010 Financial Statements included under Item 8 of this Form 10-K and the 2010 Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
Aggregates Business
     As of December 31, 2010, the Company processed or shipped aggregates from 269 quarries, underground mines, and distribution yards in 27 states and in Canada and the Bahamas, of which 99 are located on land owned by the Company free of major encumbrances, 59 are on land owned in part and leased in part, 107 are on leased land, and 4 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 50 years based on normalized levels of production, and 107 years at current production rates.

However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2010, the Company processed and shipped ready mixed concrete and/or asphalt products from 15 properties in 3 states, of which 11 are located on land owned by the Company free of major encumbrances and 4 are on leased land.
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
     The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Financial Information — Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2010 Annual Report for discussion of reserves evaluation by the Company.
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

										Percentage of
								Percentage of aggregate		aggregate
		Tonnage of Reserves for		Tonnage of Reserves for				reserves located at an		reserves on
	Number of	each general type of		each general type of		Change in Tonnage from		existing quarry, and		land that has	Percent of reserves
	Producing	aggregate at 12/31/09		aggregate at 12/31/10		2009		reserves not located at an		not been	owned and percent
	Quarries	(Add 000)		(Add 000)		(Add 000)		existing quarry.		zoned for	leased
State	2010	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry	quarrying.	Owned	Leased
Alabama	5	82,630	10,163	104,161	12,087	21,531	1,924	100%	0%	0%	23%	77%
Arkansas	3	239,761	0	231,853	0	(7,908)	0	96%	4%	0%	58%	42%
Florida	2	119,902	0	211,627	0	91,725	0	100%	0%	0%	0%	100%
Georgia	13	1,241,080	0	1,249,337	0	8,257	0	92%	8%	0%	70%	30%
Illinois	2	750,405	0	676,733	0	(73,672)	0	59%	41%	0%	58%	42%
Indiana	10	478,497	38,010	474,514	35,650	(3,983)	(2,360)	100%	0%	15%	40%	60%
Iowa	23	656,618	54,390	621,136	53,976	(35,482)	(414)	99%	1%	1%	12%	88%
Kansas	6	120,739	0	112,162	0	(8,577)	0	100%	0%	0%	37%	63%
Kentucky	3	556,310	45,533	550,460	30,970	(5,850)	(14,563)	100%	0%	0%	0%	100%
Maryland	2	95,347	0	94,630	0	(717)	0	100%	0%	0%	100%	0%
Minnesota	2	447,144	0	442,524	0	(4,620)	0	77%	23%	0%	69%	31%
Mississippi	1	0	83,645	0	83,457	0	(188)	100%	0%	0%	100%	0%
Missouri	6	346,885	0	425,614	0	78,729	0	88%	12%	0%	17%	83%
Montana	0	50,000	0	50,000	0	0	0	100%	0%	0%	100%	0%
Nebraska	3	188,975	0	181,821	0	(7,154)	0	100%	0%	0%	50%	50%
Nevada	1	156,477	0	156,038	0	(439)	0	100%	0%	0%	84%	16%
North Carolina	38	3,374,396	0	3,414,099	0	39,703	0	82%	18%	3%	64%	36%
Ohio	15	181,509	194,399	180,646	191,301	(863)	(3,098)	100%	0%	3%	92%	8%
Oklahoma	8	728,065	37,688	742,625	37,169	14,560	(519)	100%	0%	0%	82%	18%
South Carolina	7	406,173	0	454,235	32,340	48,062	32,340	89%	11%	19%	13%	87%
Tennessee	1	37,273	0	36,741	0	(532)	0	100%	0%	0%	100%	0%
Texas	10	1,177,978	109,782	1,164,108	107,978	(13,870)	(1,804)	65%	35%	33%	10%	90%
Utah	1	15,649	0	15,250	0	(399)	0	100%	0%	0%	0%	100%
Virginia	4	383,152	0	379,557	0	(3,595)	0	86%	14%	1%	76%	24%
Washington	2	27,484	0	27,179	0	(305)	0	46%	54%	0%	72%	28%
West Virginia	1	59,161	0	58,825	0	(336)	0	31%	69%	0%	90%	10%
Wyoming	2	118,582	0	115,614	0	(2,968)	0	100%	0%	0%	0%	100%

U. S. Total	171	12,040,192	573,610	12,171,489	584,928	131,297	11,318	89%	11%	9%	52%	48%
						0	0
Non-U. S.	2	845,108	0	815,111	0	(29,997)	0	100%	0%	0%	99%	1%

Grand Total	173	12,885,300	573,610	12,986,600	584,928	101,300	11,318

	Total Annual Production (in tons) (add 000)			Number of years of production
	For year ended December 31			available at December 31, 2010
Reportable Segment	2010	2009	2008
Mideast Group	36,596	35,310	46,578	145.7
Southeast Group	29,295	31,095	39,574	128.7
West Group	60,646	56,837	69,439	74.0

Total Aggregates Business	126,537	123,242	155,591	107.3

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
     The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2010, the principal properties were believed to be utilized at average productive capacities of approximately 50% and were capable of supporting a higher level of market demand. However, due to the current economic recession, the Company has adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2010, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $52.4 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idlings could continue. The Company expects, however, as the economy recovers, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

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
     See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2010 Financial Statements included under Item 8 of this Form 10-K and the 2010 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2010 Annual Report.

ITEM 4.	[REMOVED AND RESERVED]
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 25, 2011:

			Year Assumed	Other Positions and Other Business
Name	Age	Present Position	Present Position	Experience Within the Last Five Years
C. Howard Nye	48	Chief Executive Officer;	2010	Chief Operating Officer (2006-2009)
		President;	2006	Executive Vice President, Hanson
		President of Aggregates	2010	Aggregates North America (2003-2006)*
		Business
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	49	Executive Vice President;	2009	Senior Vice President (2005-2009);
		Treasurer;	2006	Chief Accounting Officer (1999-2006)
		Chief Financial Officer	2005

Daniel G. Shephard	52	Executive Vice President;	2005
		Chief Executive Officer	2005
		of Magnesia Specialties
		Business

Bruce A. Vaio	50	President — Martin Marietta	2006	President — Southwest Division (1998-2006)
		Materials West;
		Executive Vice President	2005

Roselyn R. Bar	52	Senior Vice President;	2005
		General Counsel;	2001
		Corporate Secretary	1997

*	Prior to his employment with the Company in 2006, Mr. Nye was Executive Vice President of Hanson Aggregates North America, a producer of construction aggregates, since 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
     The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2010 Annual Report, and that information is incorporated herein by reference. There were 760 holders of record of the Company’s Common Stock as of February 25, 2011.
Recent Sales of Unregistered Securities
     None.
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
			Publicly Announced	be Purchased Under
	Total Number of Shares	Average Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs(1)	Programs
October 1, 2010 — October 31, 2010	0	$—	0	5,041,871

November 1, 2010 — November 30, 2010	0	$—	0	5,041,871

December 1, 2010 — December 31, 2010	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA
     The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2010 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2011” in the 2010 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2010 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2010 Annual Report, and that information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the

Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2010 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2010. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2010. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2010. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2010 Financial Statements, included under Item 8 of this Form 10-K and the 2010 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2010 Annual Report.

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
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. Section 1503 of the Dodd-Frank Act requires companies that are “operators” (as such term is defined in the Federal Mine Safety and Health Act of 1977 (the Mine Act)) to disclose certain mine safety information in each periodic report to the Commission. This information is related to the enforcement of the Mine Act by the Mine Safety and Health Administration (MSHA). The disclosures required by Section 1503 are included on Exhibit 99.01 to this Form 10-K, which is incorporated herein in its entirety by reference.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2010 (the “2011 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2011 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2011 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2011 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) List of financial statements filed as part of this Form 10-K.
The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2010 Annual Report and incorporated by reference under Item 8 of this Form 10-K:
Consolidated Statements of Earnings— for years ended December 31, 2010, 2009, and 2008
Consolidated Balance Sheets— at December 31, 2010 and 2009
Consolidated Statements of Cash Flows— for years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Total Equity— Balance at December 31, 2010, 2009, and 2008
Notes to Financial Statements
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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2010 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

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

4.11
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

4.12	—Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.13
—Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.14	—Form of Senior Note (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.15
—Form of Subordinated Note (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

10.01
—$325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008, among Martin Marietta Materials, Inc., the banks parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (Commission File No. 1-12744)

Exhibit
No.
10.02
—Amendment No. 1 dated as of December 23, 2009 to $325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008 among Martin Marietta Materials, Inc., the banks party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.03
—$130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and a syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.04
—First Amendment dated as of December 23, 2009 to $130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.05
—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.06
—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.07
—Distribution Agreement dated March 5, 2009 between Martin Marietta Materials, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on March 6, 2009) (Commission File No. 1-12744)

10.08
—Distribution Agreement dated November 18, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 18, 2009) (Commission File No. 1-12744)10.09 —Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.10
—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11
—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12
—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.13
—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.14
—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.15	—Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008 ) (Commission File No. 1-12744)**

10.16	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.17	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarter Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.18	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2010

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2010 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2010 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 25, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 25, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 25, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 25, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.01	—Mine Safety Disclosure
Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2011 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2011 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c) Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B		Col C		Col D		Col E
			Additions
			(1)	(2)
	Balance at		Charged to	Charged to other			Balance at
	beginning		costs and	accounts	Deductions		end of
Description	of period		expenses	describe	describe		period
			(Amounts in Thousands)
Year ended December 31, 2010
Allowance for doubtful accounts	$4,622		$—	$—	$1,044	(a)	$3,578
Allowance for uncollectible notes receivable	151		28	—	—		179
Inventory valuation allowance	82,674		4,370	—			87,044
Accumulated amortization of intangible assets	13,155		1,453	—	285	(b)	14,323
Year ended December 31, 2009
Allowance for doubtful accounts	$4,696		$—	$—	$74	(a)	$4,622
Allowance for uncollectible notes receivable	—		151	—	—		151
Inventory valuation allowance	80,854	(c)	1,820		—		82,674	(c)
Accumulated amortization of intangible assets	12,644		1,711	—	1,200	(b)	13,155
Year ended December 31, 2008
Allowance for doubtful accounts	$3,661		$1,035	$—	$—		$4,696
Allowance for uncollectible notes receivable	—		—	—	—		—
Inventory valuation allowance	78,264	(c)	2,590	—	—		80,854	(c)
Accumulated amortization of intangible assets	18,816		1,886	—	8,058	(b)	12,644

(a)	To adjust allowance for change in estimates.

(b)	Write off of fully amortized intangible assets.

(c)	Reflects the gross up of certain finished products and the related inventory allowances.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 25, 2011
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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Chairman of the Board	February 25, 2011

/s/ C. Howard Nye C. Howard Nye	President and Chief Executive Officer	February 25, 2011

/s/ Anne H. Lloyd Anne H. Lloyd	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2011

/s/ Dana F. Guzzo Dana F. Guzzo	Vice President, Controller and Chief Accounting Officer	February 25, 2011

/s/ Sue W. Cole Sue W. Cole	Director	February 25, 2011

/s/ David G. Maffucci David G. Maffucci	Director	February 25, 2011

/s/ William E. McDonald William E. McDonald	Director	February 25, 2011

/s/ Frank H. Menaker, Jr. Frank H. Menaker, Jr.	Director	February 25, 2011

/s/ Laree E. Perez Laree E. Perez	Director	February 25, 2011

/s/ Michael J. Quillen Michael J. Quillen	Director	February 25, 2011

Signature	Title	Date

/s/ Dennis L. Rediker Dennis L. Rediker	Director	February 25, 2011

/s/ Richard A. Vinroot Richard A. Vinroot	Director	February 25, 2011

EXHIBITS
Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996)(Commission File No.1-12744)

3.02	—Articles of Amendment with Respect to the Junior Participating Class B Preferred Stock of the Company, dated as of October 19, 2006 (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 19, 2006) (Commission File No. 1-12744)

3.03	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article I of the Company’s Restated Bylaws (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 8, 2007) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of December 7, 1998 between Martin Marietta Materials, Inc. and First Union National Bank (incorporated by reference to Exhibit 4.08 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-71793))

4.07	—Form of Martin Marietta Materials, Inc. 6.875% Note due April 1, 2011 (incorporated by reference to Exhibit 4.12 to the Martin Marietta Materials, Inc. registration statement on Form S-4 (SEC Registration No. 333-61454))

4.08	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.09	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.10	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

4.11	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.12	—Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.13	—Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.14	—Form of Senior Note (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.15	—Form of Subordinated Note (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

10.01	—$325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008, among Martin Marietta Materials, Inc., the banks parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (Commission File No. 1-12744)

10.02	—Amendment No. 1 dated as of December 23, 2009 to $325,000,000 Second Amended and Restated Credit Agreement dated as of October 24, 2008 among Martin Marietta Materials, Inc., the banks party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.03	—$130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and a syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.04	—First Amendment dated as of December 23, 2009 to $130,000,000 Term Loan Agreement dated as of April 23, 2009 among Martin Marietta Materials, Inc., SunTrust Bank, as Administrative Agent and syndicate of banks (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.05	—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.06	—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.07	—Distribution Agreement dated March 5, 2009 between Martin Marietta Materials, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on March 6, 2009) (Commission File No. 1-12744)

10.08	—Distribution Agreement dated November 18, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 18, 2009) (Commission File No. 1-12744)

10.09	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.10	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.15	—Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.16	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.17	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarter Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.18	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit

10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2010

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2010 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2010 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 25, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 25, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 25, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 25, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.01	—Mine Safety Disclosure
Other material incorporated by reference:
Martin Marietta Materials, Inc.’s 2011 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2011 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K