Form 10-Q
period 2011-03-31
MARTIN MARIETTA MATERIALS INC
filed 2011-05-03
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2011

Common Stock, $0.01 par value	45,588,745

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$176,829	$70,323	$221,043
Accounts receivable, net	203,242	183,361	202,101
Inventories, net	331,679	331,894	322,027
Current deferred income tax benefits	88,805	83,380	72,921
Other current assets	39,806	27,253	36,619

Total Current Assets	840,361	696,211	854,711

Property, plant and equipment	3,589,883	3,568,275	3,500,655
Allowances for depreciation, depletion and amortization	(1,913,562)	(1,880,445)	(1,805,610)

Net property, plant and equipment	1,676,321	1,687,830	1,695,045

Goodwill	626,527	626,527	624,224
Other intangibles, net	17,166	17,548	18,863
Other noncurrent assets	48,231	46,627	52,059

Total Assets	$3,208,606	$3,074,743	$3,244,902

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$2,123	$2,227
Accounts payable	74,914	60,333	67,281
Accrued salaries, benefits and payroll taxes	9,239	17,506	12,217
Pension and postretirement benefits	4,234	6,034	18,263
Accrued insurance and other taxes	24,326	23,535	26,128
Current maturities of long-term debt and short-term facilities	7,101	248,714	219,583
Accrued interest	26,914	12,045	27,948
Other current liabilities	12,034	15,203	21,699

Total Current Liabilities	158,762	385,493	395,346

Long-term debt	1,161,518	782,045	1,029,606
Pension, postretirement and postemployment benefits	129,592	127,671	159,154
Noncurrent deferred income taxes	240,586	228,698	192,299
Other noncurrent liabilities	83,402	82,577	95,602

Total Liabilities	1,773,860	1,606,484	1,872,007

Equity:
Common stock, par value $0.01 per share	455	455	453
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	400,972	396,485	386,211
Accumulated other comprehensive loss	(54,564)	(53,660)	(70,528)
Retained earnings	1,046,346	1,082,160	1,016,156

Total Shareholders’ Equity	1,393,209	1,425,440	1,332,292
Noncontrolling interests	41,537	42,819	40,603

Total Equity	1,434,746	1,468,259	1,372,895

Total Liabilities and Equity	$3,208,606	$3,074,743	$3,244,902

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$306,244	$295,561
Freight and delivery revenues	50,268	45,383

Total revenues	356,512	340,944

Cost of sales	285,135	275,948
Freight and delivery costs	50,268	45,383

Total cost of revenues	335,403	321,331

Gross Profit	21,109	19,613

Selling, general & administrative expenses	29,235	33,571
Research and development	2	13
Other operating (income) and expenses, net	(1,985)	(1,107)

Loss from Operations	(6,143)	(12,864)

Interest expense	18,165	17,616
Other nonoperating (income) and expenses, net	(261)	(600)

Loss from continuing operations before taxes on income	(24,047)	(29,880)
Income tax benefit	(6,384)	(4,984)

Loss from Continuing Operations	(17,663)	(24,896)
(Loss) Gain on discontinued operations, net of related tax (benefit) expense of ($12) and $38, respectively	(34)	148

Consolidated net loss	(17,697)	(24,748)
Less: Net loss attributable to noncontrolling interests	(283)	(568)

Net Loss Attributable to Martin Marietta Materials, Inc.	$(17,414)	$(24,180)

Net (Loss) Earnings Attributable to Martin Marietta Materials, Inc.
Loss from continuing operations	$(17,380)	$(24,328)
Discontinued operations	(34)	148

	$(17,414)	$(24,180)

Net Loss Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$(0.39)	$(0.54)
Discontinued operations attributable to common shareholders	—	—

	$(0.39)	$(0.54)

Diluted from continuing operations attributable to common shareholders	$(0.39)	$(0.54)

Discontinued operations attributable to common shareholders	—	—

	$(0.39)	$(0.54)

Weighted-Average Common Shares Outstanding
Basic	45,584	45,400

Diluted	45,584	45,400

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net loss	$(17,697)	$(24,748)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	43,294	44,968
Stock-based compensation expense	2,777	3,894
Gains on divestitures and sales of assets	(3,042)	(1,133)
Deferred income taxes	3,350	957
Excess tax benefits from stock-based compensation transactions	(268)	(145)
Other items, net	625	391
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(19,320)	(39,286)
Inventories, net	216	10,681
Accounts payable	14,519	15,077
Other assets and liabilities, net	(3,128)	16,465

Net Cash Provided by Operating Activities	21,326	27,121

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(30,674)	(25,021)
Acquisitions, net	(55)	(28,026)
Proceeds from divestitures and sales of assets	2,188	1,588

Net Cash Used for Investing Activities	(28,541)	(51,459)

Cash Flows from Financing Activities:
Borrowings of long-term debt	300,000	50,000
Repayments of long-term debt	(162,207)	(50,560)
Debt issuance costs	(3,120)	(80)
Change in bank overdraft	(2,123)	490
Payments on capital lease obligations	—	(29)
Dividends paid	(18,400)	(18,362)
Distributions to owners of noncontrolling interests	(1,000)	—
Issuances of common stock	303	186
Excess tax benefits from stock-based compensation transactions	268	145

Net Cash Provided by (Used for) Financing Activities	113,721	(18,210)

Net Increase (Decrease) in Cash and Cash Equivalents	106,506	(42,548)
Cash and Cash Equivalents, beginning of period	70,323	263,591

Cash and Cash Equivalents, end of period	$176,829	$221,043

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,042	$1,914
Cash payments (refunds) for income taxes	$385	$(8,955)
See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity
Balance at December 31, 2010	45,579	$455	$396,485	$(53,660)	$1,082,160	$1,425,440	$42,819	$1,468,259

Consolidated net loss	—	—	—	—	(17,414)	(17,414)	(283)	(17,697)
Adjustment for funded status of pension and postretirement benefit plans, net of tax of $3,017	—	—	—	(1,442)	—	(1,442)	1	(1,441)
Foreign currency translation gain	—	—	—	397	—	397	—	397
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax of $93	—	—	—	141	—	141	—	141

Consolidated comprehensive loss						(18,318)	(282)	(18,600)

Dividends declared	—	—	—	—	(18,400)	(18,400)	—	(18,400)
Issuances of common stock for stock award plans	10	—	1,710	—	—	1,710	—	1,710
Stock-based compensation expense	—	—	2,777	—	—	2,777	—	2,777
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)

Balance at March 31, 2011	45,589	$455	$400,972	$(54,564)	$1,046,346	$1,393,209	$41,537	$1,434,746

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter ended March 31, 2011 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Earnings (Loss) per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings (loss) attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. The denominator for basic earnings (loss) per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. The diluted per-share computations reflect a change in the number of common shares outstanding (the denominator) to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.	Significant Accounting Policies (continued)
Earnings (Loss) per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Net loss from continuing operations attributable to Martin Marietta Materials, Inc.	$(17,380)	$(24,328)
Less: Distributed and undistributed earnings attributable to unvested awards	165	202

Basic and diluted net loss available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	(17,545)	(24,530)
Basic and diluted net (loss) earnings available to common shareholders from discontinued operations	(34)	148

Basic and diluted net loss available to common shareholders attributable to Martin Marietta Materials, Inc.	$(17,579)	$(24,382)

Basic weighted-average common shares outstanding	45,584	45,400
Effect of dilutive employee and director awards	—	—

Diluted weighted-average common shares outstanding	45,584	45,400

Comprehensive Earnings/Loss

Consolidated comprehensive earnings/loss for the Corporation consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense. Consolidated comprehensive loss for the three months ended March 31, 2011 and 2010 was $18,600,000 and $20,192,000, respectively.

\

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
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

Discontinued operations included the following net sales, pretax gain or loss on operations, income tax benefit or expense and overall net earnings or loss:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Net sales	$17	$17

Pretax (loss) gain on operations	$(46)	$186
Income tax (benefit) expense	(12)	38

Net (loss) earnings	$(34)	$148

3.	Inventories, Net

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in Thousands)
Finished products	$361,956	$358,138	$342,099
Products in process and raw materials	12,254	13,842	15,945
Supplies and expendable parts	49,025	46,958	47,482

	423,235	418,938	405,526
Less allowances	(91,556)	(87,044)	(83,499)

Total	$331,679	$331,894	$322,027

In 2010, the Corporation reclassified certain of its finished products and inventory allowances and currently presents them on a gross basis. The March 31, 2010 amounts, which were previously presented on a net basis, have been recast for comparability. The reclassification had no effect on the Corporation’s financial condition, results of operations or cash flows.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	Goodwill and Intangible Assets
During the three months ended March 31, 2011, there were no changes in goodwill.
5.	Long-Term Debt

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in Thousands)
6.875% Notes, due 2011	$242,140	$242,129	$242,100
6.6% Senior Notes, due 2018	298,333	298,288	298,154
7% Debentures, due 2025	124,399	124,393	124,376
6.25% Senior Notes, due 2037	247,890	247,882	247,858
Term Loan Facility, due 2015, interest rate of 1.932% at March 31, 2011	250,000	—	—
Floating Rate Senior Notes, due 2010	—	—	217,568
Term Loan, due 2012, interest rate of 3.29% at December 31, 2010	—	111,750	111,750
Other notes	5,857	6,317	7,383

Total debt	1,168,619	1,030,759	1,249,189
Less current maturities	(7,101)	(248,714)	(219,583)

Long-term debt	$1,161,518	$782,045	$1,029,606

On March 31, 2011, the Corporation entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents, and the lenders party thereto (the “Credit Agreement”), which provides for a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 four-year senior unsecured revolving facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Senior Unsecured Credit Facilities”).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)
The Senior Unsecured Credit Facilities are syndicated with the following banks:

	Revolving	Term Loan
	Facility	Facility
Lender	Commitment	Commitment
	(Dollars in Thousands)
JPMorgan Chase Bank, N.A.	$46,667	$33,333
Wells Fargo Bank, N.A.	46,667	33,333
SunTrust Bank	46,667	33,333
Branch Banking and Trust Company	46,667	33,333
Bank of America, N.A.	46,667	33,333
Citibank, N.A.	29,167	20,833
Deutsche Bank AG New York Branch	29,167	20,833
The Northern Trust Company	29,167	20,833
Comerica Bank	14,582	10,418
Regions Bank	14,582	10,418

Total	$350,000	$250,000

Borrowings under the Senior Unsecured Credit Facilities bear interest, at the Corporation’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. The base rate is defined as the highest of (i) JPMorgan Chase Bank N.A.’s prime lending rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1%.

The Revolving Facility expires on March 31, 2015, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. At March 31, 2011, the Corporation had no outstanding borrowings under the Revolving Facility.

On March 31, 2011, the Corporation borrowed $250,000,000 under the Term Loan Facility, a portion of which was used to prepay the $111,750,000 Term Loan due 2012. The Corporation is required to make annual principal payments of $5,000,000, with the remaining outstanding principal, together with interest accrued thereon, due in full on March 31, 2015.

On March 31, 2011, the Corporation entered into the Second Amendment to Account Purchase Agreement with Wells Fargo Bank, N.A. (the “Second Amendment to Account Purchase Agreement”), which amended its $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”). As amended, purchases and settlements will be made monthly. Additionally, as amended, borrowings under the AR Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.35%. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable. At March 31, 2011, December 31, 2010 and March 31, 2010, the Corporation had no outstanding borrowings under the AR Credit Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	Long-Term Debt (continued)
On April 1, 2011, the Corporation borrowed $100,000,000 under the AR Credit Facility, which in addition to proceeds from the Term Loan Facility, was used to repay $242,140,000 of 6.875% Notes that matured on that date. The Corporation classified its 6.875% Notes as long-term debt at March 31, 2011 as it had the ability and intent to refinance these Notes with borrowings that are due in excess of one year.

The Credit Agreement and the AR Credit Facility, as amended, require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.5x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

The Corporation unwound two forward starting interest rate swap agreements with a total notional amount of $150,000,000 (the “Swap Agreements”) in April 2008. The Corporation made a cash payment of $11,139,000, which represented the fair value of the Swap Agreements on the date of termination. The accumulated other comprehensive loss, net of tax, at the date of termination is being recognized in earnings over the life of the 6.6% Senior Notes. For the three months ended March 31, 2011 and 2010, the Corporation recognized $234,000 and $218,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the Swap Agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018. The accumulated other comprehensive loss related to the Swap Agreements was $5,203,000, net of cumulative noncurrent deferred tax assets of $3,404,000, at March 31, 2011; $5,344,000, net of cumulative noncurrent deferred tax assets of $3,497,000, at December 31, 2010; and $5,755,000, net of cumulative noncurrent deferred tax assets of $3,765,000, at March 31, 2010.
6.	Financial Instruments
The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, publicly registered long-term notes, debentures and other long-term debt.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	Financial Instruments (continued)
Temporary cash investments are placed primarily in money market funds and Eurodollar time deposits with the following financial institutions: Bank of America, N.A., Branch Banking and Trust Company, JPMorgan Chase Bank, N.A., Regions Financial Corporation and Wells Fargo Bank, N.A. The Corporation’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Georgia, Iowa and Louisiana which accounted for approximately 55% of the Aggregate business’ 2010 net sales). The estimated fair values of customer receivables approximate their carrying amounts.

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

The estimated fair value of the Corporation’s publicly registered long-term notes and debentures at March 31, 2011, December 31, 2010 and March 31, 2010 was $927,859,000, $933,637,000 and $1,158,501,000, respectively, compared with a carrying amount of $912,762,000, $912,692,000 and $1,130,056,000, respectively, on the consolidated balance sheets. The fair value of this long-term debt was estimated based on quoted market prices. The estimated fair value of other borrowings was $255,857,000, $118,067,000 and $119,133,000 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, and approximates its carrying amount.

The carrying values and fair values of the Corporation’s financial instruments are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$176,829	$176,829	$70,323	$70,323	$221,043	$221,043
Accounts receivable, net	$203,242	$203,242	$183,361	$183,361	$202,101	$202,101
Notes receivable, net	$11,116	$11,116	$10,866	$10,866	$12,661	$12,661
Bank overdraft	$—	$—	$2,123	$2,123	$2,227	$2,227
Long-term debt	$1,168,619	$1,183,716	$1,030,759	$1,051,704	$1,249,189	$1,277,634

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	Income Taxes
Income tax benefit/expense reported in the Corporation’s consolidated statements of earnings includes income tax benefit/expense on earnings attributable to both the Corporation and its noncontrolling interests.

	Three Months Ended March 31,
	2011	2010
Estimated effective income tax rate:
Continuing operations	26.5%	16.7%

Discontinued operations	26.1%	20.4%

Consolidated overall	26.5%	16.7%

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
The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$2,973	$3,074	$124	$157
Interest cost	5,862	5,829	614	711
Expected return on assets	(6,051)	(5,255)	—	—
Amortization of:
Prior service cost (credit)	133	146	(435)	(372)
Actuarial loss	1,866	2,605	—	15
Settlement charge	14	99	—	—

Total net periodic benefit cost	$4,797	$6,498	$303	$511

9.	Contingencies
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
FORM 10-Q
For the Quarter Ended March 31, 2011
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

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Total revenues:
Mideast Group	$91,323	$89,342
Southeast Group	82,761	83,967
West Group	128,829	121,808

Total Aggregates Business	302,913	295,117
Specialty Products	53,599	45,827

Total	$356,512	$340,944

Net sales:
Mideast Group	$85,455	$83,345
Southeast Group	65,958	68,120
West Group	105,689	102,370

Total Aggregates Business	257,102	253,835
Specialty Products	49,142	41,726

Total	$306,244	$295,561

Earnings (Loss) from operations:
Mideast Group	$5,702	$2,095
Southeast Group	(9,756)	(9,099)
West Group	(12,459)	(12,262)

Total Aggregates Business	(16,513)	(19,266)
Specialty Products	15,129	11,212
Corporate	(4,759)	(4,810)

Total	$(6,143)	$(12,864)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	Business Segments (continued)
The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Aggregates	$237,648	$237,638
Asphalt	10,974	8,651
Ready Mixed Concrete	5,314	5,625
Road Paving	2,222	1,659
Other	944	262

Total Aggregates Business	257,102	253,835

Magnesia-Based Chemicals	35,159	26,776
Dolomitic Lime	13,780	14,698
Other	203	252

Total Specialty Products	49,142	41,726

Total	$306,244	$295,561

11.	Supplemental Cash Flow Information
The following table presents the components of the change in other assets and liabilities, net:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Other current and noncurrent assets	$(668)	$(1,912)
Accrued salaries, benefits and payroll taxes	(7,129)	(2,193)
Accrued insurance and other taxes	790	1,853
Accrued income taxes	(10,610)	3,127
Accrued pension, postretirement and postemployment benefits	1,686	733
Other current and noncurrent liabilities	12,803	14,857

	$(3,128)	$16,465

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 278 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.
CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2011.
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
Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2011 and 2010 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2011	2010
Gross profit	$21,109	$19,613

Total revenues	$356,512	$340,944

Gross margin	5.9%	5.8%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2011	2010
Gross profit	$21,109	$19,613

Total revenues	$356,512	$340,944
Less: Freight and delivery revenues	(50,268)	(45,383)

Net sales	$306,244	$295,561

Gross margin excluding freight and delivery revenues	6.9%	6.6%

Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2011	2010
Loss from operations	$(6,143)	$(12,864)

Total revenues	$356,512	$340,944

Operating margin	(1.7%)	(3.8%)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2011	2010
Loss from operations	$(6,143)	$(12,864)

Total revenues	$356,512	$340,944
Less: Freight and delivery revenues	(50,268)	(45,383)

Net sales	$306,244	$295,561

Operating margin excluding freight and delivery revenues	(2.0%)	(4.4%)

Quarter Ended March 31
Notable items for the quarter ended March 31, 2011 (all comparisons are versus the prior-year quarter):
•	Net sales increased to $306.2 million compared with $295.6 million

•	Consolidated operating margin (excluding freight and delivery revenues) up 240 basis points

•	Loss per diluted share of $0.39 compared with loss per diluted share of $0.54

•	Increased diesel costs negatively affected earnings by $0.05 per diluted share

•	Heritage aggregates product line pricing up 0.4%

•	Heritage aggregates product line volume down 1.2%

•	Specialty Products record first-quarter earnings from operations of $15.1 million

•	Selling, general and administrative expenses down 190 basis points as a percentage of net sales
The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2011 and 2010. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.
Earnings from operations include research and development expense and other operating income and expenses, net. Consolidated other operating income and expenses, net, was income of $2.0 million and $1.1 million for the quarters ended March 31, 2011 and 2010, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)

	Three Months Ended March 31,
	2011		2010
		% of		% of
	Amount	Net Sales	Amount	Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$85,455		$83,345
Southeast Group	65,958		68,120
West Group	105,689		102,370

Total Aggregates Business	257,102	100.0	253,835	100.0
Specialty Products	49,142	100.0	41,726	100.0

Total	$306,244	100.0	$295,561	100.0

Gross profit (loss):
Mideast Group	$13,251		$11,872
Southeast Group	(5,019)		(2,885)
West Group	(2,410)		(2,943)

Total Aggregates Business	5,822	2.3	6,044	2.4
Specialty Products	17,570	35.8	14,073	33.7
Corporate	(2,283)	—	(504)	—

Total	$21,109	6.9	$19,613	6.6

Selling, general & administrative expenses:
Mideast Group	$10,408		$10,447
Southeast Group	6,123		6,414
West Group	10,596		10,665

Total Aggregates Business	27,127	10.6	27,526	10.8
Specialty Products	2,467	5.0	2,931	7.0
Corporate	(359)	—	3,114	—

Total	$29,235	9.5	$33,571	11.4

Earnings (Loss) from operations:
Mideast Group	$5,702		$2,095
Southeast Group	(9,756)		(9,099)
West Group	(12,459)		(12,262)

Total Aggregates Business	(16,513)	(6.4)	(19,266)	(7.6)
Specialty Products	15,129	30.8	11,212	26.9
Corporate	(4,759)	—	(4,810)	—

Total	$(6,143)	(2.0)	$(12,864)	(4.4)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
The Corporation’s first-quarter financial results confirmed management’s expectations, reflecting a 240-basis-point improvement in consolidated operating margin (excluding freight and delivery revenues) over the prior-year quarter. Furthermore, the Corporation’s Aggregates business achieved greater levels of stability during the quarter. In particular, aggregates product line pricing, supported partly by 2010 volume growth, increased for the first time in more than a year. Management believes this pattern of stability will continue and serve as a platform as the Corporation advances toward the next phase of the construction cycle — recovery and growth.
Since heavy-construction activity slows during the winter months, the Corporation’s first-quarter results seldom reflect annual performance. That said, milder winter in some of the Corporation’s markets early in the quarter led to monthly aggregates shipment growth over the prior-year periods. In contrast to 2010, weather patterns deteriorated in the critical last two weeks of March, slowing momentum gained early in the quarter. Management believes these weather-related delays in shipments were a primary factor leading to an overall quarterly decrease of 1% in the Corporation’s heritage aggregates volume. However, despite a volume decrease for the quarter and the negative impact of rising diesel prices, the Aggregates business achieved an incremental operating margin (excluding freight and delivery revenues) in line with management’s expectations.
Infrastructure, as the Corporation’s largest end-use market, comprises approximately half of its quarterly aggregates shipments. Uncertainty stemming from the absence of a long-term federal highway bill has negatively affected the infrastructure construction market. For the quarter, infrastructure shipments declined 3% compared with the prior-year quarter.
The residential end-use market volume grew 15% compared with the prior-year quarter, reflecting increased multi-family construction activity. The Corporation’s ChemRock/Rail end-use market experienced a 2% volume increase compared with the prior-year quarter. The commercial component of the nonresidential end-use market, particularly in the Corporation’s San Antonio District, reflected increased shipments during the quarter. While management continues to expect strong volumes to the energy sector for the full year, shipments to this industry declined from the prior-year quarter which led to an overall 3% reduction in nonresidential shipments.
Compared with the prior-year quarter, changes in aggregates pricing varied by geographic region. In the first quarter of 2011, more of the Corporation’s markets reported pricing increases than in the past two years. For example, quarterly heritage aggregates pricing for the Southeast Group increased 5.8%, with positive pricing in the Florida market compensating for negative pricing in the Alabama market. Pricing in the West Group was negatively affected by product mix, particularly in the Southwest market. Other markets in the West Group, including North Texas and Iowa, had pricing increases.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended
	March 31, 2011
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	0.1%	0.8%
Southeast Group	(9.7%)	5.8%
West Group	2.9%	(2.4%)
Heritage Aggregates Operations	(1.2%)	0.4%
Aggregates Product Line (3)	(0.9%)	0.3%

	Three Months Ended
	March 31,
	2011	2010
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	6,913	6,905
Southeast Group	5,528	6,122
West Group	10,751	10,446

Heritage Aggregates Operations	23,192	23,473
Acquisitions	74	—
Divestitures (4)	1	3

Aggregates Product Line (3)	23,267	23,476

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
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
The Specialty Products business benefitted from continued strong demand, primarily in the magnesia chemicals product line where volume records were achieved for several product lines. The Specialty Products business reported record quarterly net sales of $49.1 million, an 18% increase over the prior-year quarter. Record first-quarter earnings from operations of $15.1 million grew 35% compared with the prior-year quarter, reflecting increased product demand and continued focus on cost control efforts. Thus, while management expects strong performance from this business segment for the remainder of the year, prospective prior-year comparisons will be versus record 2010 quarterly performance.
The Corporation continued its commitment to cost control. Consolidated direct production costs increased 7%, primarily due to a 14% increase in noncontrollable energy costs. Higher energy prices also increased embedded freight costs for the quarter as transportation providers passed on their rising energy costs.
The Corporation’s gross margin (excluding freight and delivery revenues) for the three months ended March increased 30 basis points to 6.9% in 2011. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2010	$19,613

Aggregates Business:
Volume weakness	(293)
Pricing strength	3,560
Cost increases, net	(3,489)

Decrease in Aggregates Business gross profit	(222)
Specialty Products	3,497
Corporate	(1,779)

Increase in consolidated gross profit	1,496

Consolidated gross profit, quarter ended March 31, 2011	$21,109

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
Selling, general and administrative expenses declined $4.3 million, or 190 basis points as a percentage of net sales, for the quarter compared with the 2010 first quarter, primarily due to lower personnel and pension costs.
Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the first quarter, consolidated other operating income and expenses, net, was income of $2.0 million in 2011 compared with income of $1.1 million in 2010. First quarter 2011 other operating income and expenses, net, includes a $2.4 million land condemnation gain for the Mideast Group.
Interest expense was $18.2 million for the first quarter 2011 as compared with $17.6 million for the prior-year quarter.
In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, was income of $0.3 million in 2011 compared with income of $0.6 million in 2010.
The overall effective tax rate for the quarter was 27% compared with 17% for the first quarter 2010. The 2010 effective tax rate includes the effect of a charge of approximately $2.8 million resulting from the Patient Protection and Affordable Care Act (the “Act”). Management expects the overall effective tax rate for the full year to be approximately 26%.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities during the three months ended March 31, 2011 was $21.3 million compared with $27.1 million for the same period in 2010. Operating cash flow is primarily from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, offset by working capital requirements. The reduction in net cash provided by operating activities for the first three months of 2011 as compared with the year-earlier period is primarily due to the timing of federal income tax refunds. Working capital management continues to be a priority and to that end, days sales outstanding was 45 days, essentially flat with 2010, and the change in net working capital improved nearly $9 million in the first quarter as compared with 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Depreciation	$42,039	$43,493
Depletion	484	620
Amortization	771	855

	$43,294	$44,968

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2010 net cash provided by operating activities was $269.8 million, compared with $27.1 million for the first three months of 2010.
Capital expenditures, exclusive of acquisitions, for the first three months were $30.7 million in 2011 and $25.0 million in 2010. In May 2011, the Corporation will begin the construction of a $53 million dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. This project is expected to be completed by the end of 2012. Full-year capital spending for 2011 is expected to be approximately $175 million, including the Hunt Martin Materials joint venture but exclusive of acquisitions. Comparable full-year capital expenditures were $135.9 million in 2010.
On March 31, 2011, the Corporation entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents, and the lenders party thereto (the “Credit Agreement”), which provides for a $250 million senior unsecured term loan (the “Term Loan Facility”) and a $350 million four-year senior unsecured revolving facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Senior Unsecured Credit Facilities”). On March 31, 2011, the Corporation borrowed $250 million under the Term Loan Facility, a portion of which was used to prepay outstanding borrowings of $111.8 million on the Term Loan due 2012.
Additionally, on March 31, 2011, the Corporation entered into the Second Amendment to Account Purchase Agreement with Wells Fargo Bank, N.A. (the “Second Amendment to Account Purchase Agreement”), which amended its $100 million secured accounts receivable credit facility (the “AR Credit Facility”). As amended, purchases and settlements will be made monthly. Additionally, as amended, borrowings under the AR Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.35%. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable. At March 31, 2011, the Corporation had no outstanding borrowings under the AR Credit Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
On April 1, 2011, the Corporation borrowed $100 million under the AR Credit Facility, which, in addition to proceeds from the Term Loan Facility, was used to repay $242.1 million of 6.875% Notes that matured on that date. Subsequent to this net repayment, the Corporation’s total debt outstanding at April 1, 2011 consisted of the following (dollars in thousands):

6.6% Senior Notes, due 2018	$298,333
7% Debentures, due 2025	124,399
6.25% Senior Notes, due 2037	247,890
Term Loan Facility, due 2015, interest rate of 1.932% at April 1, 2011	250,000
AR Credit Facility, interest rate of 1.6625% at April 1, 2011	100,000
Other notes	5,857

Total debt	$1,026,479

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the three months ended March 31, 2011 and 2010. Management currently has no intent to repurchase any shares of its common stock. At March 31, 2011, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.
The Credit Agreement and the AR Credit Facility, as amended, require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.5x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million (hereinafter, “net debt”).
The Ratio is calculated as net debt, including debt guaranteed by the Corporation, divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring items and noncash items, if they occur, can affect the calculation of consolidated EBITDA.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
At March 31, 2011, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.73 times and was calculated as follows (dollars in thousands):

Twelve Month Period
April 1, 2010 to
March 31, 2011
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$103,775
Add back:
Interest expense	69,004
Income tax expense	27,781
Depreciation, depletion and amortization expense	175,133
Stock-based compensation expense	13,558
Deduct:
Interest income	(1,019)

Consolidated EBITDA, as defined	$388,232

Consolidated debt, including debt guaranteed by the Corporation, at March 31, 2011	$1,186,001
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at March 31, 2011	(126,655)

Net debt, as defined, at March 31, 2011	$1,059,346

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2011 for the trailing twelve months EBITDA	2.73 X

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.
Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At March 31, 2011, the Corporation had $348 million of unused borrowing capacity under its Revolving Facility and $100 million of available borrowings on its AR Credit Facility, subject to complying with the Ratio. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility terminates on April 20, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size would require an appropriate balance of newly-issued equity with debt in order to maintain an investment-grade credit rating. Borrowings under the AR Credit Facility would be limited based on the balance of the Corporation’s accounts receivable. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility, and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. The Corporation’s credit ratings are investment-grade-level and, on April 28, 2011, Standard & Poor’s reaffirmed its BBB+ corporate credit rating and revised its outlook on the Corporation’s long-term rating to stable. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.
Contractual Obligations
At March 31, 2011, the Corporation’s contractual obligations, including interest, related to its Term Loan Facility were as follows (dollars in thousands):

	Total	< 1 yr	1-3 yrs.	3-5 yrs.
Long-term debt	$250,000	$5,000	$10,000	$235,000
Interest (off balance sheet)	18,668	4,806	9,322	4,540
Total	$268,668	$9,806	$19,322	$239,540

Management currently intends to maintain $100 million of outstanding borrowings on its AR Credit Facility until its expiration on April 30, 2012.
TRENDS AND RISKS            The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
OUTLOOK A variety of factors make it difficult to form a complete perspective for 2011. A noteworthy consideration will be the rate at which states spend available Stimulus funds for infrastructure projects. The Corporation is operating under a Congressional continuing resolution that extends the Safe, Accountable, Flexible and Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU) through September 30, 2011. Although there is bipartisan Congressional agreement that infrastructure is a key and essential governmental priority, there is heightened sensitivity with respect to all government spending due to the national deficit. Without interim clarity, a definitive outlook is uncertain. Management believes there are several options for federal infrastructure funding, including: additional continuing resolutions that maintain current funding through the next presidential election, or a new federal highway bill (with flat or reduced funding and which may be shorter than the typical six-year term). While operating under a continuing resolution is more likely for 2011, management believes that Congress understands that fully-funded, reauthorized infrastructure legislation at the federal level serves as an efficient means of jobs creation and investment in America’s economic growth.
Given this uncertainty, the Corporation’s 2011 outlook assumes there will be additional continuing resolutions that maintain current federal funding levels. Management also expects that state spending on infrastructure should remain relatively constant and 30% of ARRA infrastructure funds will be spent this year. Management expects the infrastructure end-use market to be flat to slightly down; management also anticipates a modest volume recovery in the commercial component of the Corporation’s nonresidential end-use market. Considering the notable aggregates shipments to the energy sector in 2010, management expects the rate of growth in the heavy industrial component of the Corporation’s nonresidential end-use market to moderate in 2011. Natural gas prices and the timing of lease commitments for oil and natural gas companies will be significant factors for energy-sector activity. Additionally, given current oil prices, there is a possibility of increased wind farm construction activity. Overall, management expects nonresidential end-use shipments in 2011 to increase in the mid-single digit range. The Corporation has noticed early signs of potential recovery in the multi-family component of the residential construction market and expects the rate of improvement in this end-use market to increase over 2010. Finally, the Corporation’s ChemRock/Rail shipments should be stable compared with 2010 shipments. Cumulatively, management expects flat to a 3% improvement in overall aggregates volume in 2011.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
Stability in the Corporation’s aggregates shipments will likely lead to sustainable price increases. However, such increases may not be uniform throughout the Corporation’s enterprise. Overall, management expects full-year 2011 aggregates pricing will range from flat to a 2% increase. Additionally, rising energy costs may provide an impetus for certain mid-year price increases.
Aggregates production cost per ton in 2011 is expected to range from flat to a slight decrease compared with 2010, despite rising energy costs. The Specialty Products segment should contribute $50 million to $52 million in pretax earnings for 2011, as economic recovery drives industrial demand for magnesia-based chemicals products and continued demand for environmental applications is driven by the United States’ focus on green technology and innovation.
Selling, general and administrative expenses should be lower in 2011, primarily due to lower pension expense. Interest expense should be approximately $60 million in 2011, or $8 million less than 2010, resulting from the refinancing of $242 million of 6.875% Senior Notes with variable-rate borrowings under the Corporation’s outstanding credit facilities. The Corporation’s effective tax rate is expected to be 26%. Capital expenditures are forecast at $175 million for 2011, including the first $25 million of the $50 million project in Specialty Products and nearly $50 million for selective high-quality growth projects.
The 2011 estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2011 performance will be, as previously noted, the United States economy and its impact on construction activity.
Other risks related to the Corporation’s future performance include, but are not limited to: both price and volume and include a recurrence of widespread decline in aggregates pricing; a greater-than-expected decline in infrastructure construction as a result of continued delays in traditional federal, ARRA, state and/or local infrastructure projects and continued lack of clarity regarding the timing and amount of the federal highway bill; a decline in nonresidential construction; a slowdown in the residential construction recovery; or some combination thereof. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states are experiencing some funding-level pressures driven by lower tax revenues. If these pressures reduce transportation budgets more than in the past, construction spending could be negatively affected. North Carolina and Texas are among the states experiencing these general pressures, although recent statistics indicate that tax revenues are increasing; these states disproportionately affect the Corporation’s revenue and profitability.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel and other fuels change production costs directly through consumption or indirectly in the increased cost of energy-related consumables, such as, steel, explosives, tires and conveyor belts. Fluctuating diesel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network.
Transportation in the Corporation’s long-haul network, particularly barge availability on the Mississippi River system, as well as rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather.
Risks to the 2011 outlook include shipment declines as a result of economic events beyond the Corporation’s control. In addition to the impact on nonresidential and residential construction, the Corporation is exposed to risk in its estimated outlook from credit markets and the availability of and interest cost related to its debt.
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
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Georgia, Iowa and Louisiana, which when coupled with North Carolina, represented 55% of 2010 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the commercial construction market, notably office and retail space; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if price and volume return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.
INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010, by writing to:

Martin Marietta Materials, Inc.
Attn: Corporate Secretary
2710 Wycliff Road
Raleigh, North Carolina 27607-3033

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2011
(Continued)
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

Telephone: (919) 783-4540
Website address: www.martinmarietta.com
Information included on the Corporation’s website is not incorporated into, or otherwise create a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.
Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if the economic recession causes delays or cancellations to capital projects. Additionally, uncertainty regarding federal highway funding, declining tax revenues and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects.
Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during the quarter ended March 31, 2011. The residential construction market accounted for approximately 7% of the Corporation’s aggregates product line shipments in 2010.
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
Variable-Rate Borrowing Facilities. The Corporation has a $600 million Credit Agreement which supports its commercial paper program and a $100 million AR Credit Facility. Borrowings under these facilities and the commercial paper program bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $250 million, which is the outstanding balance at March 31, 2011, would increase interest expense by $2.5 million on an annual basis.
Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect this expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. A hypothetical 10% change in the Corporation’s energy costs in 2011 as compared with 2010, assuming constant volumes, would impact annual 2011 pretax earnings by approximately $15.6 million.
Aggregate Risk for Interest Rates and Energy Costs. Pension expense for 2011 was calculated based on assumptions selected at December 31, 2010. Therefore, interest rate risk in 2011 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on the $250 million of variable-rate borrowings outstanding at March 31, 2011 would be an increase of $2.5 million in interest expense in 2011. Additionally, a 10% change in energy costs compared with 2010 would impact annual pretax earnings by $15.6 million.
Item 4. Controls and Procedures
As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. Risk Factors.
Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs

January 1, 2011 — January 31, 2011	—	$—	—	5,041,871

February 1, 2011 — February 28, 2011	—	$—	—	5,041,871

March 1, 2011 — March 31, 2011	—	$—	—	5,041,871

Total	—	$—	—	5,041,871
The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Corporation is required to present information regarding certain mining safety and health citations which MSHA has issued with respect to its aggregates mining operations in its periodic reports filed with the Securities and Exchange Commission. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the quarry or mine, (ii) the number of citations issued will vary from inspector to inspector and location to location, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.
The Corporation presents the following items regarding certain mining safety and health matters for the three months ended March 31, 2011:
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
PART II-OTHER INFORMATION
(Continued)

				Mine Act
	Mine Act		Mine Act Section	Section	Total Dollar
	Section 104		104(d)	107(a)	Value of
	Significant and	Mine Act	Unwarrantable	Imminent	Proposed
	Substantial	Section 104(b)	Failure	Danger	MSHA
Location *	Citations	Orders	Citations/Orders	Orders	Assessments

Alden	1	—	—	1	$—
Ames	5	—	1	—	21,837
Apple Grove	1	—	—	—	—
Augusta, KS	1	—	—	—	—
Bakers	1	—	—	—	276
Beaver Lake	—	—	—	—	208
Bessemer City	2	—	—	—	—
Broken Bow	—	—	—	—	238
Charlotte	—	—	—	—	100
Chattanooga	—	—	—	—	100
Des Moines	1	—	—	—	645
Doswell	—	—	—	—	784
Durham	3	—	—	—	4,943
Earlham	—	—	—	—	427
Fairborn Gravel	—	—	—	—	100
Fairfield	—	—	—	—	—
Fort Calhoun	1	—	—	—	7,511
Fort Dodge	1	—	—	—	—
Georgetown ll	1	—	—	—	—
Granite Canyon	3	—	—	—	650
Guernsey	—	—	—	—	100
Kentucky Ave	1	—	—	—	263
Lemon Springs	4	—	—	2	—
Malcom	1	—	—	—	—
Maylene	—	—	—	—	554
Milford	1	—	—	—	—
Mill Creek	1	—	—	—	—
New Braunfels	2	—	1	—	—
North Indianapolis	3	—	—	—	—
Ottawa	—	—	—	—	807
Pacific	—	—	—	—	873
Parkville	1	—	—	—	227
Paulding	—	—	—	—	217
Pederson	3	—	—	—	—
Phillipsburg	—	—	—	—	100

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
PART II-OTHER INFORMATION
(Continued)

				Mine Act
	Mine Act		Mine Act Section	Section	Total Dollar
	Section 104		104(d)	107(a)	Value of
	Significant and	Mine Act	Unwarrantable	Imminent	Proposed
	Substantial	Section 104(b)	Failure	Danger	MSHA
Location *	Citations	Orders	Citations/Orders	Orders	Assessments

Portable Crushing	1	—	—	—	685
Poteet Sand	—	—	—	—	100
Randolph Deep	1	—	—	—	307
Stamper	1	—	—	—	416
Sully	1	—	—	—	—
Three Rivers	2	—	—	—	3,186
Warrenton	—	—	—	—	138
Weeping Water	7	1	—	—	17,586
Wilson	1	—	—	—	499

Total	52	1	2	3	$63,877

*	Only locations that have received violations, citations, orders and/or proposed assessments issued under the Mine Act have been included in this table.
For the three months ended March 31, 2011, none of the Corporation’s aggregates quarries or mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the three months ended March 31, 2011, the Corporation experienced no fatalities at any of its aggregates quarries or mines.
As of March 31, 2011, the Corporation has a total of 55 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three months ended March 31, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
PART II-OTHER INFORMATION
(Continued)
Item 6. Exhibits.

Exhibit
No.	Document
31.01	Certification dated May 3, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 3, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 3, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 3, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)
Date: May 3, 2011	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2011
EXHIBIT INDEX

Exhibit No.	Document
31.01	Certification dated May 3, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 3, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 3, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 3, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase