Form 10-Q
period 2011-06-30
MARTIN MARIETTA MATERIALS INC
filed 2011-08-08
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2011
Common Stock, $0.01 par value	45,683,317

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$26,099	$70,323	$32,095
Accounts receivable, net	269,390	183,361	257,761
Inventories, net	336,365	331,894	319,842
Current deferred income tax benefits	91,041	83,380	72,750
Other current assets	22,673	27,253	26,018

Total Current Assets	745,568	696,211	708,466

Property, plant and equipment	3,644,580	3,568,275	3,526,485
Allowances for depreciation, depletion and amortization	(1,946,802)	(1,880,445)	(1,832,068)

Net property, plant and equipment	1,697,778	1,687,830	1,694,417

Goodwill	638,759	626,527	624,224
Other intangibles, net	18,622	17,548	18,284
Other noncurrent assets	48,192	46,627	51,001

Total Assets	$3,148,919	$3,074,743	$3,096,392

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$2,123	$3,403
Accounts payable	85,415	60,333	80,238
Accrued salaries, benefits and payroll taxes	12,618	17,506	15,690
Pension and postretirement benefits	4,194	6,034	18,693
Accrued insurance and other taxes	28,514	23,535	28,802
Income taxes	3,782	174	1,862
Current maturities of long-term debt and short-term facilities	106,959	248,714	244,147
Accrued interest	7,644	12,045	11,759
Other current liabilities	13,772	15,029	10,032

Total Current Liabilities	262,898	385,493	414,626

Long-term debt	978,956	782,045	811,938
Pension, postretirement and postemployment benefits	121,150	127,671	158,787
Noncurrent deferred income taxes	248,330	228,698	196,896
Other noncurrent liabilities	86,986	82,577	97,348

Total Liabilities	1,698,320	1,606,484	1,679,595

Equity:
Common stock, par value $0.01 per share	456	455	454
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	397,575	396,485	392,519
Accumulated other comprehensive loss	(49,319)	(53,660)	(69,488)
Retained earnings	1,063,732	1,082,160	1,052,159

Total Shareholders’ Equity	1,412,444	1,425,440	1,375,644
Noncontrolling interests	38,155	42,819	41,153

Total Equity	1,450,599	1,468,259	1,416,797

Total Liabilities and Equity	$3,148,919	$3,074,743	$3,096,392

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
	(Unaudited)

Net Sales	$426,707	$442,784	$732,951	$738,345
Freight and delivery revenues	66,245	61,846	116,513	107,229

Total revenues	492,952	504,630	849,464	845,574

Cost of sales	330,256	325,084	615,389	601,029
Freight and delivery costs	66,245	61,846	116,513	107,229

Total cost of revenues	396,501	386,930	731,902	708,258

Gross Profit	96,451	117,700	117,562	137,316

Selling, general & administrative expenses	31,664	33,559	60,899	67,130
Research and development	—	22	2	36
Other operating (income) and expenses, net	1,792	(6,531)	(192)	(7,638)

Earnings from Operations	62,995	90,650	56,853	77,788

Interest expense	13,725	16,820	31,890	34,436
Other nonoperating (income) and expenses, net	336	1,334	74	733

Earnings from continuing operations before taxes on income	48,934	72,496	24,889	42,619
Income tax expense	13,084	17,535	6,700	12,551

Earnings from Continuing Operations	35,850	54,961	18,189	30,068
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $1, $14, ($11) and $52, respectively	4	(13)	(31)	132

Consolidated net earnings	35,854	54,948	18,158	30,200
Less: Net earnings (loss) attributable to noncontrolling interests	55	549	(227)	(20)

Net Earnings Attributable to Martin Marietta Materials, Inc.	$35,799	$54,399	$18,385	$30,220

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$35,795	$54,412	$18,416	$30,088
Earnings (Loss) from discontinued operations	4	(13)	(31)	132

	$35,799	$54,399	$18,385	$30,220

Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$0.78	$1.18	$0.40	$0.66
Discontinued operations attributable to common shareholders	—	—	—	—

	$0.78	$1.18	$0.40	$0.66

Diluted from continuing operations attributable to common shareholders	$0.78	$1.18	$0.39	$0.65
Discontinued operations attributable to common shareholders	—	—	—	—

	$0.78	$1.18	$0.39	$0.65

Weighted-Average Common Shares Outstanding
Basic	45,628	45,463	45,606	45,431

Diluted	45,794	45,657	45,774	45,619

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Consolidated net earnings	$18,158	$30,200
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	86,453	90,500
Stock-based compensation expense	6,351	8,443
Gains on divestitures and sales of assets	(3,390)	(4,019)
Deferred income taxes	9,236	4,797
Excess tax benefits from stock-based compensation transactions	—	(1,491)
Other items, net	1,034	1,050
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(87,587)	(94,946)
Inventories, net	(3,068)	12,865
Accounts payable	25,052	25,762
Other assets and liabilities, net	4,437	13,114

Net Cash Provided by Operating Activities	56,676	86,275

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(58,728)	(68,554)
Acquisitions, net	(49,885)	(28,067)
Proceeds from divestitures and sales of assets	5,188	3,827

Net Cash Used for Investing Activities	(103,425)	(92,794)

Cash Flows from Financing Activities:
Borrowings of long-term debt	460,000	125,000
Repayments of long-term debt	(404,977)	(318,757)
Debt issuance costs	(3,328)	(80)
Change in bank overdraft	(2,123)	1,666
Payments on capital lease obligations	—	(161)
Dividends paid	(36,813)	(36,759)
Distributions to owners of noncontrolling interests	(1,000)	—
Purchase of remaining interest in existing limited liability company	(10,394)	—
Issuances of common stock	1,160	2,623
Excess tax benefits from stock-based compensation transactions	—	1,491

Net Cash Provided by (Used for) Financing Activities	2,525	(224,977)

Net Decrease in Cash and Cash Equivalents	(44,224)	(231,496)
Cash and Cash Equivalents, beginning of period	70,323	263,591

Cash and Cash Equivalents, end of period	$26,099	$32,095

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$34,581	$34,583
Cash refunds for income taxes	$11,543	$8,021

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	45,579	$455	$396,485	$(53,660)	$1,082,160	$1,425,440	$42,819	$1,468,259

Consolidated net earnings	—	—	—	—	18,385	18,385	(227)	18,158
Adjustment for funded status of pension and postretirement benefit plans, net of tax of $6,035	—	—	—	3,169	—	3,169	2	3,171
Foreign currency translation gain	—	—	—	886	—	886	—	886
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax of $188	—	—	—	286	—	286	—	286

Consolidated comprehensive earnings						22,726	(225)	22,501

Dividends declared	—	—	—	—	(36,813)	(36,813)	—	(36,813)
Issuances of common stock for stock award plans	102	1	(1,524)	—	—	(1,523)	—	(1,523)
Stock-based compensation expense	—	—	6,351	—	—	6,351	—	6,351
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Purchase of remaining interest in existing limited liability company	—	—	(3,737)	—	—	(3,737)	(3,439)	(7,176)

Balance at June 30, 2011	45,681	$456	$397,575	$(49,319)	$1,063,732	$1,412,444	$38,155	$1,450,599

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and six months ended June 30, 2011 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)

Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$35,795	$54,412	$18,416	$30,088
Less: Distributed and undistributed earnings attributable to unvested awards	298	574	313	392

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	35,497	53,838	18,103	29,696
Basic and diluted net earnings (loss) available to common shareholders from discontinued operations	4	(13)	(31)	132

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$35,501	$53,825	$18,072	$29,828

Basic weighted-average common shares outstanding	45,628	45,463	45,606	45,431

Effect of dilutive employee and director awards	166	194	168	188

Diluted weighted-average common shares outstanding	45,794	45,657	45,774	45,619

Comprehensive Earnings/Loss

Consolidated comprehensive earnings/loss for the Corporation consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense. Consolidated comprehensive earnings for the three and six months ended June 30, 2011 was $41,101,000 and $22,501,000, respectively. Consolidated comprehensive earnings for the three and six months ended June 30, 2010 was $55,990,000 and $35,798,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Discontinued Operations

Business Combinations

In May 2011, the Corporation purchased the remaining 1% interest in an existing limited liability company for $10,394,000. The purchase of the remaining interest represents an equity transaction. Accordingly, the assets and liabilities related to the noncontrolling interest continued to be valued at their basis at the transaction date; the noncontrolling interest of $3,439,000 was eliminated; additional paid-in capital was reduced by $3,737,000 for the excess of the cash paid, including transaction costs, over the noncontrolling interest at the acquisition date; and a deferred tax asset of $3,218,000 was recorded. The purchase price and the payment of transaction costs have been classified as a financing activity in the Corporation’s consolidated statement of cash flows for the six months ended June 30, 2011.

In June 2011, the Corporation acquired the construction assets of six aggregates quarries, two ready mixed concrete plants and an asphalt plant, all of which are located in western San Antonio, Texas. The operating results of the acquired locations are reported through the Corporation’s West Group in the financial statements starting from the date of acquisition. This transaction provides over 200 million tons of high-quality limestone reserves and complements the Corporation’s existing integrated presence in this high-growth market.

Divestitures and Permanent Closures

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

Discontinued operations included the following net sales, pretax gain or loss on operations, income tax benefit or expense and overall net earnings or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)

Net sales	$45	$41	$62	$58

Pretax gain (loss) on operations	$5	$1	$(42)	$184
Income tax expense (benefit)	1	14	(11)	52

Net earnings (loss)	$4	$(13)	$(31)	$132

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Inventories, Net

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in Thousands)

Finished products	$361,377	$358,138	$345,330
Products in process and raw materials	9,793	13,842	14,937
Supplies and expendable parts	51,388	46,958	46,095

	422,558	418,938	406,362
Less allowances	(86,193)	(87,044)	(86,520)

Total	$336,365	$331,894	$319,842

In 2010, the Corporation reclassified certain of its finished products and inventory allowances and currently presents them on a gross basis. The June 30, 2010 amounts, which were previously presented on a net basis, have been recast for comparability. The reclassification had no effect on the Corporation’s financial condition, results of operations or cash flows.

4.	Goodwill and Intangible Assets

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Three and Six Months Ended June 30, 2011
	Mideast Group	Southeast Group	West Group	Total

Balance at beginning of period	$122,052	$105,870	$398,605	$626,527
Acquisitions	—	—	12,232	12,232

Balance at end of period	$122,052	$105,870	$410,837	$638,759

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in Thousands)

6.6% Senior Notes, due 2018	$298,380	$298,288	$298,198
7% Debentures, due 2025	124,405	124,393	124,382
6.25% Senior Notes, due 2037	247,898	247,882	247,866
6.875% Notes, due 2011	—	242,129	242,109
Term Loan Facility, due 2015, interest rate of 1.87% at June 30, 2011	250,000	—	—
Term Loan, due 2012, interest rate of 3.29% at December 31, 2010	—	111,750	111,750
Revolving Facility, interest rate of 1.56% at June 30, 2011	60,000	—	—
AR Credit Facility, interest rate of 1.60% at June 30, 2011	100,000	—	25,000
Other notes	5,232	6,317	6,780

Total debt	1,085,915	1,030,759	1,056,085
Less current maturities	(106,959)	(248,714)	(244,147)

Long-term debt	$978,956	$782,045	$811,938

On March 31, 2011, the Corporation entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents, and the lenders party thereto (the “Credit Agreement”), which provides for a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 four-year senior unsecured revolving facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Senior Unsecured Credit Facilities”). The Senior Unsecured Credit Facilities are syndicated with the following banks:

Lender	Revolving Facility Commitment	Term Loan Facility Commitment
	(Dollars in Thousands)

JPMorgan Chase Bank, N.A.	$46,667	$33,333
Wells Fargo Bank, N.A.	46,667	33,333
SunTrust Bank	46,667	33,333
Branch Banking and Trust Company	46,667	33,333
Bank of America, N.A.	46,667	33,333
Citibank, N.A.	29,167	20,833
Deutsche Bank AG New York Branch	29,167	20,833
The Northern Trust Company	29,167	20,833
Comerica Bank	14,582	10,418
Regions Bank	14,582	10,418

Total	$350,000	$250,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

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

The Revolving Facility expires on March 31, 2015, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. At June 30, 2011, the Corporation had borrowings of $60,000,000 outstanding under the Revolving Facility.

On March 31, 2011, the Corporation borrowed $250,000,000 under the Term Loan Facility, a portion of which was used to prepay the $111,750,000 Term Loan due 2012. The Corporation is required to make annual principal payments of $5,000,000, with the remaining outstanding principal, together with interest accrued thereon, due in full on March 31, 2015.

On March 31, 2011, the Corporation entered into the Second Amendment to Account Purchase Agreement with Wells Fargo Bank, N.A., which amended its $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”). As amended, purchases and settlements will be made monthly. Additionally, as amended, borrowings under the AR Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.35%. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable.

On April 1, 2011, the Corporation borrowed $100,000,000 under the AR Credit Facility, which in addition to proceeds from the Term Loan Facility, was used to repay $242,140,000 of 6.875% Notes that matured on that date. At June 30, 2011 and 2010, respectively, the Corporation had borrowings of $100,000,000 and $25,000,000 outstanding under the AR Credit Facility. The Corporation had no outstanding borrowings under the AR Credit Facility at December 31, 2010.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2011, the Corporation recognized $239,000 and $474,000, respectively, as additional interest expense. For the three and six months ended June 30, 2010, the Corporation recognized $223,000 and $441,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

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

Notes receivable are not publicly traded. However, using current market interest rates, but excluding adjustments for credit worthiness, if any, management estimates that the fair value of notes receivable approximates the carrying amount.

The bank overdraft represents the float of outstanding checks. The estimated fair value of the bank overdraft approximates its carrying value.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments (continued)

The carrying values and fair values of the Corporation’s long-term debt were $1,085,915 and $1,053,281, respectively at June 30, 2011; $1,030,759 and $1,051,704, respectively, at December 31, 2010; and $1,056,085 and $1,106,140, respectively at June 30, 2010. The estimated fair value of the Corporation’s publicly registered long-term notes and debentures was estimated based on quoted market prices. The estimated fair value of other borrowings approximates its carrying amount.

7.	Income Taxes

Income tax benefit/expense reported in the Corporation’s consolidated statements of earnings includes income tax benefit/expense on earnings attributable to both the Corporation and its noncontrolling interests.

	Six Months Ended June 30,
	2011	2010
Estimated effective income tax rate:
Continuing operations	26.9%	29.4%

Discontinued operations	26.2%	28.3%

Consolidated overall	26.9%	29.4%

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

The consolidated overall estimated effective income tax rate for the six months ended June 30, 2011 included the following discrete events: resolution of a federal tax and interest overpayment of $1,730,000 related to the 2006 tax year and an agreed-upon refund of $1,060,000 for the double taxation of the Corporation’s wholly-owned Canadian subsidiary for the 2001 and 2002 tax years.

The change in the year-to-date consolidated overall estimated effective income tax rate during the second quarter of 2010, when compared with the year-to-date consolidated overall estimated effective income tax rate as of March 31, 2010, decreased consolidated net earnings for the six months ended June 30, 2010 by $5,436,000, or $0.12 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Pension and Postretirement Benefits

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$2,437	$2,557	$34	$119
Interest cost	5,027	5,327	214	599
Expected return on assets	(5,298)	(4,867)	—	—
Amortization of:
Prior service cost (credit)	116	135	(167)	(324)
Actuarial loss (gain)	1,368	2,365	(8)	—
Settlement charge (adjustment)	—	(16)	—	—

Total net periodic benefit cost	$3,650	$5,501	$73	$394

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$5,630	$5,522	$175	$274
Interest cost	11,617	11,506	1,113	1,375
Expected return on assets	(12,243)	(10,511)	—	—
Amortization of:
Prior service cost (credit)	267	291	(871)	(744)
Actuarial loss (gain)	3,162	5,108	(43)	—
Settlement charge	14	83	—	—

Total net periodic benefit cost	$8,447	$11,999	$374	$905

9.	Commitments and Contingencies

Legal and Administrative Proceedings

The Corporation is engaged in certain legal and administrative proceedings incidental to its normal business activities. In the opinion of management and counsel, based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the overall results of the Corporation’s operations, its cash flows or its financial position.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Commitments and Contingencies (continued)

During the three months ended June 30, 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for approximately $7,000,000. In connection with the settlement, the Corporation reversed the excess of the established legal reserve, thereby increasing net earnings for the three and six months ended June 30, 2010 by $2,751,000, or $0.06 per diluted share.

Guarantee of Affiliate

In July 2010, the Corporation entered into a reimbursement and indemnification agreement with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an affiliate under a $20,000,000 revolving line of credit provided by Fifth Third and a guaranty agreement with Bank of America, N.A., to guarantee $12,400,000 of payment obligations of its affiliate under equipment lease agreements. The affiliate agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from these agreements. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the agreements. On April 8, 2011, the affiliate converted its equipment leasing agreements with Bank of America, N.A. to a five-year $6,200,000 amortizing loan and the Corporation executed a reaffirmation of guaranty with respect to such loan. On July 20, 2011, the affiliate’s $20,000,000 revolving line of credit was increased to $24,000,000. Additionally, the reimbursement and indemnification agreement related to this line of credit was terminated and replaced by an unconditional guaranty of payment from the Corporation. The affiliate restated its reimbursement and indemnity obligations to the Corporation, and the Corporation retained its subordinate lien on the assets of the affiliate.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Total revenues:
Mideast Group	$134,485	$141,696	$225,808	$231,038
Southeast Group	100,748	113,571	183,509	197,538
West Group	203,530	196,628	332,359	318,436

Total Aggregates Business	438,763	451,895	741,676	747,012
Specialty Products	54,189	52,735	107,788	98,562

Total	$492,952	$504,630	$849,464	$845,574

Net sales:
Mideast Group	$124,279	$131,573	$209,734	$214,918
Southeast Group	82,036	92,104	147,995	160,224
West Group	170,792	171,218	276,481	273,588

Total Aggregates Business	377,107	394,895	634,210	648,730
Specialty Products	49,600	47,889	98,741	89,615

Total	$426,707	$442,784	$732,951	$738,345

Earnings (Loss) from operations:
Mideast Group	$27,858	$39,463	$33,561	$41,560
Southeast Group	(7,303)	7,541	(17,060)	(1,558)
West Group	26,559	32,974	14,101	20,713

Total Aggregates Business	47,114	79,978	30,602	60,715
Specialty Products	19,281	16,812	34,410	28,024
Corporate	(3,400)	(6,140)	(8,159)	(10,951)

Total	$62,995	$90,650	$56,853	$77,788

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)

Aggregates	$343,002	$368,646	$579,227	$605,604
Asphalt	18,015	13,731	30,412	23,061
Ready Mixed Concrete	7,627	6,877	12,941	12,502
Road Paving	7,186	4,368	9,408	6,026
Other	1,277	1,273	2,222	1,537

Total Aggregates Business	377,107	394,895	634,210	648,730

Magnesia-Based Chemicals	34,145	33,221	69,305	59,997
Dolomitic Lime	15,103	14,230	28,882	28,928
Other	352	438	554	690

Total Specialty Products	49,600	47,889	98,741	89,615

Total	$426,707	$442,784	$732,951	$738,345

11.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Other current and noncurrent assets	$106	$(19)
Accrued salaries, benefits and payroll taxes	(6,171)	(742)
Accrued insurance and other taxes	4,978	4,528
Accrued income taxes	8,093	15,326
Accrued pension, postretirement and postemployment benefits	833	2,836
Other current and noncurrent liabilities	(3,402)	(8,815)

	$4,437	$13,114

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 284 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2011.

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

Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2011 and 2010 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Gross Margin in Accordance with GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross profit	$96,451	$117,700	$117,562	$137,316

Total revenues	$492,952	$504,630	$849,464	$845,574

Gross margin	19.6%	23.3%	13.8%	16.2%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross profit	$96,451	$117,700	$117,562	$137,316

Total revenues	$492,952	$504,630	$849,464	$845,574
Less: Freight and delivery revenues	(66,245)	(61,846)	(116,513)	(107,229)

Net sales	$426,707	$442,784	$732,951	$738,345

Gross margin excluding freight and delivery revenues	22.6%	26.6%	16.0%	18.6%

Operating Margin in Accordance with GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Earnings from operations	$62,995	$90,650	$56,853	$77,788

Total revenues	$492,952	$504,630	$849,464	$845,574

Operating margin	12.8%	18.0%	6.7%	9.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Earnings from operations	$62,995	$90,650	$56,853	$77,788

Total revenues	$492,952	$504,630	$849,464	$845,574
Less: Freight and delivery revenues	(66,245)	(61,846)	(116,513)	(107,229)

Net sales	$426,707	$442,784	$732,951	$738,345

Operating margin excluding freight and delivery revenues	14.8%	20.5%	7.8%	10.5%

Quarter Ended June 30

Notable items for the quarter ended June 30, 2011 (all comparisons are versus the prior-year quarter):

•	Earnings per diluted share of $0.78 compared with $1.18

•	Consolidated net sales of $426.7 million compared with $442.8 million

•	Heritage aggregates product line pricing up 2.6%

•	Heritage aggregates product line volume down 9.3%

•	Heritage aggregates product line direct production costs down 2.5%, despite a 13% increase in energy costs

•

Specialty Products record quarterly net sales of $49.6 million and earnings from operations of $19.3 million with a 380-basis-point improvement in operating margin (excluding freight and delivery revenues)

•	Consolidated selling, general and administrative expenses down $1.9 million, or 20 basis points as a percentage of net sales

•	Consolidated earnings from operations of $63.0 million compared with $90.7 million

•	Acquired an aggregates, asphalt and ready mixed concrete business in San Antonio

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2011 and 2010. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Earnings from operations include research and development expense and other operating income and expenses, net. Consolidated other operating income and expenses, net, was an expense of $1.8 million and income of $6.5 million for the quarters ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)

Net sales:
Mideast Group	$124,279		$131,573
Southeast Group	82,036		92,104
West Group	170,792		171,218

Total Aggregates Business	377,107	100.0	394,895	100.0
Specialty Products	49,600	100.0	47,889	100.0

Total	$426,707	100.0	$442,784	100.0

Gross profit (loss):
Mideast Group	$37,878		$47,610
Southeast Group	178		14,197
West Group	36,147		37,450

Total Aggregates Business	74,203	19.7	99,257	25.1
Specialty Products	21,388	43.1	19,556	40.8
Corporate	860	—	(1,113)	—

Total	$96,451	22.6	$117,700	26.6

Selling, general & administrative expenses:
Mideast Group	$10,607		$10,373
Southeast Group	6,252		6,324
West Group	10,682		10,510

Total Aggregates Business	27,541	7.3	27,207	6.9
Specialty Products	2,223	4.5	2,688	5.6
Corporate	1,900	—	3,664	—

Total	$31,664	7.4	$33,559	7.6

Earnings (Loss) from operations:
Mideast Group	$27,858		$39,463
Southeast Group	(7,303)		7,541
West Group	26,559		32,974

Total Aggregates Business	47,114	12.5	79,978	20.3
Specialty Products	19,281	38.9	16,812	35.1
Corporate	(3,400)	—	(6,140)	—

Total	$62,995	14.8	$90,650	20.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Despite a continuing difficult operating environment, the Corporation was able to increase prices and control costs. Specifically, in the quarter ended June 30, 2011, aggregates pricing momentum continued with a 2.6% increase in the average selling price of the Corporation’s heritage aggregates product line. The quarter was, unfortunately, challenged by erratic weather, as well as reduced spending on infrastructure projects. Therefore, as has been the case in the recent past, volumes were significantly lower, and that had an attendant negative effect on the Corporation’s operating profits.

Aggregates shipments were hindered by a slowing of overall United States construction activity during the first half of 2011, as well as severe weather patterns, which, of course, is a noncontrollable and significant variable. For example, during the second quarter, several Midwest states, including Iowa, Indiana and Ohio, recorded the wettest April in more than a century. These record levels of rainfall led to the flooding of the Mississippi River in April and May, restricting production and shipments in several of the Corporation’s southeastern operations. This extreme weather contributed to the 9% decline in heritage aggregates shipments for the quarter.

Shipments to the infrastructure end-use market, accounting for more than half of the Corporation’s Aggregates business, were down 11% for the quarter. In addition to weather disruptions, the lack of a long-term surface transportation bill and the winding down of the American Recovery and Reinvestment Act (“ARRA”), or Stimulus, projects in certain states continues to negatively affect investment in transportation construction. While the investment for the nation as a whole has declined, year-to-date contract lettings in certain states, including Florida, Iowa and Texas, have increased over the first half of 2010.

Although the Corporation continues to expect strong volumes to the energy sector for the full year, shipments to this industry declined from the prior-year quarter, which led to an overall 9% reduction in the Corporation’s nonresidential shipments. The ChemRock/Rail end-use market declined 3% and the residential end-use market decreased 6%.

Supported by the volume stability achieved in 2010, average selling prices for the aggregates product line grew in each of the Corporation’s reportable groups, led by a 6.8% increase for the Southeast Group. More importantly, average selling price increased in nearly all geographic markets despite volume declines. Management continues to believe pricing increases are sustainable for the remainder of the year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended June 30, 2011
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(8.1%)	1.2%
Southeast Group	(16.6%)	6.8%
West Group	(6.7%)	2.3%
Heritage Aggregates Operations	(9.3%)	2.6%
Aggregates Product Line (3)	(8.9%)	2.4%

	Three Months Ended June 30,
	2011	2010
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	10,699	11,637
Southeast Group	6,853	8,219
West Group	16,398	17,582

Heritage Aggregates Operations	33,950	37,438
Acquisitions	155	—
Divestitures (4)	6	7

Aggregates Product Line (3)	34,111	37,445

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

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

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

The Specialty Products business enjoyed strong demand in both the chemicals and dolomitic lime product lines and established new quarterly records for net sales and earnings from operations. Net sales of $49.6 million increased 3.6% increase over the prior-year quarter. Earnings from operations of $19.3 million reflect management’s continued focus on cost control and represents a 380-basis-point improvement in the business’ operating margin (excluding freight and delivery revenues) over the prior-year quarter. While management expects strong performance from this business segment for the remainder of the year, prospective prior-year comparisons will be versus record 2010 quarterly performance.

The Corporation continues to see the benefit of cost savings initiatives and prudent capital investment. Direct production costs in the heritage aggregates product line were down 2.5%, despite a 13% increase in noncontrollable energy costs. Diesel fuel remains the single largest component of the Corporation’s energy costs. For the quarter, diesel costs averaged $3.08 per gallon compared with $2.12 in the prior-year quarter. The increase in diesel expense for the quarter lowered earnings per diluted share by $0.06. Cost decreases in repairs, contract services and depreciation more than offset the increase in energy for the Corporation’s heritage operations. However, consolidated cost of sales increased 1.6% due to higher raw material costs for liquid asphalt and an increase in embedded freight costs.

The Corporation’s gross margin (excluding freight and delivery revenues) for the three months ended June 30 decreased 400 basis points to 22.6% in 2011. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2010	$117,700

Aggregates Business:
Pricing strength	13,404
Volume weakness	(31,192)
Cost increases, net	(7,266)

Decrease in Aggregates Business gross profit	(25,054)
Specialty Products	1,832
Corporate	1,973

Decrease in consolidated gross profit	(21,249)

Consolidated gross profit, quarter ended June 30, 2011	$96,451

Selling, general and administrative expenses declined $1.9 million, or 20 basis points as a percentage of net sales, for the quarter compared with the 2010 second quarter, primarily due to lower personnel costs related to stock-based compensation and lower pension costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was an expense of $1.8 million in 2011 compared with income of $6.5 million in 2010. In addition to higher gains on sales of assets, second quarter 2010 other operating income and expenses, net, included the settlement of legal proceedings relating to the Corporation’s Greenwood, Missouri, operation for less than its established legal reserve, which increased other operating income for the West Group by $5.0 million.

Interest expense was $13.7 million for the second quarter 2011 as compared with $16.8 million for the prior-year quarter. The decrease was due to a higher mix of variable-rate debt which currently bears a lower interest rate than the Corporation’s fixed-rate debt.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended June 30, was an expense of $0.3 million in 2011 compared with an expense of $1.3 million in 2010, primarily as a result of a higher loss on foreign currency transactions in 2010.

Six Months Ended June 30

Notable items for the six months ended June 30, 2011 (all comparisons are versus the prior-year period):

•	Net sales of $733.0 million, down 0.7%

•	Heritage aggregates product line pricing up 1.8% and volume down 6.2%

•	Specialty Products record net sales of $98.7 million and record earnings from operations of $34.4 million

•	Selling, general and administrative expenses down $6.2 million, or 80 basis points as a percentage of net sales

•	Consolidated operating margin (excluding freight and delivery revenues) of 7.8% compared with 10.5%

•	Earnings per diluted share of $0.39 compared with $0.65

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2011 and 2010. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

Earnings from operations include research and development expense and other operating income and expenses, net. Consolidated other operating income and expenses, net, was income of $0.2 million and income of $7.6 million for the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$209,734		$214,918
Southeast Group	147,995		160,224
West Group	276,481		273,588

Total Aggregates Business	634,210	100.0	648,730	100.0
Specialty Products	98,741	100.0	89,615	100.0

Total	$732,951	100.0	$738,345	100.0

Gross profit (loss):
Mideast Group	$51,131		$59,485
Southeast Group	(4,841)		11,312
West Group	33,737		34,508

Total Aggregates Business	80,027	12.6	105,305	16.2
Specialty Products	38,958	39.5	33,629	37.5
Corporate	(1,423)	—	(1,618)	—

Total	$117,562	16.0	$137,316	18.6

Selling, general & administrative expenses:
Mideast Group	$21,014		$20,819
Southeast Group	12,376		12,738
West Group	21,278		21,175

Total Aggregates Business	54,668	8.6	54,732	8.4
Specialty Products	4,690	4.7	5,620	6.3
Corporate	1,541	—	6,778	—

Total	$60,899	8.3	$67,130	9.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Earnings (Loss) from operations:
Mideast Group	$33,561		$41,560
Southeast Group	(17,060)		(1,558)
West Group	14,101		20,713

Total Aggregates Business	30,602	4.8	60,715	9.4
Specialty Products	34,410	34.8	28,024	31.3
Corporate	(8,159)	—	(10,951)	—

Total	$56,853	7.8	$77,788	10.5

Net sales for the Aggregates business for the six months ended June 30 were $634.2 million in 2011, a 2.2% decline versus 2010 net sales of $648.7 million. Aggregates pricing at heritage locations was up 1.8%, while volume decreased 6.2%. Inclusive of acquisitions and divestitures, aggregates product line pricing increased 1.6% and volume decreased 5.8% for the six months ended June 30, 2011.

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended June 30, 2011
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(5.0%)	1.2%
Southeast Group	(13.7%)	6.3%
West Group	(3.1%)	0.5%
Heritage Aggregates Operations	(6.2%)	1.8%
Aggregates Product Line (3)	(5.8%)	1.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

	Six Months Ended June 30,
	2011	2010
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	17,612	18,542
Southeast Group	12,381	14,341
West Group	27,149	28,028

Heritage Aggregates Operations	57,142	60,911
Acquisitions	229	—
Divestitures (4)	7	11

Aggregates Product Line (3)	57,378	60,922

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

Specialty Products’ net sales were $98.7 million for the first six months of 2011 compared with $89.6 million for the prior-year period. The increase in net sales is due to volume growth in all major product lines. Earnings from operations for the six months ended June 30, 2011 were $34.4 million compared with $28.0 million for the prior-year period.

Direct production costs and nonproduction costs for the Aggregates business increased during the six months ended June 30, 2011 due to increased diesel expense, higher raw material costs for liquid asphalt and an increase in embedded freight costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

The Corporation’s gross margin excluding freight and delivery revenues for the six months ended June 30 decreased 260 basis points to 16.0% in 2011. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2010	$137,316

Aggregates Business:
Pricing strength	17,208
Volume weakness	(31,728)
Cost increases, net	(10,758)

Decrease in Aggregates Business gross profit	(25,278)
Specialty Products	5,329
Corporate	195

Decrease in consolidated gross profit	(19,754)

Consolidated gross profit, six months ended June 30, 2011	$117,562

Selling, general and administrative expenses declined $6.2 million during the six months ended June 30, 2011 due to lower personnel costs related to stock-based compensation and lower pension costs.

For the six months ended June 30, consolidated other operating income and expenses, net, was income of $0.2 million in 2011 compared with income of $7.6 million in 2010. During 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for less than its established legal reserve, which increased other operating income for the West Group by $5.0 million.

Consolidated interest expense was $31.9 million for the six months ended June 30, 2011 compared with $34.4 million for the prior-year period. The decrease was due to a higher mix of variable-rate debt which currently bears a lower rate of interest compared with the Corporation’s fixed-rate debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the six months ended June 30, 2011 was $56.7 million compared with $86.3 million for the same period in 2010. Operating cash flow is primarily from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, offset by working capital requirements. The reduction in net cash provided by operating activities for the six months of 2011 as compared with the year-earlier period is primarily due to lower consolidated net earnings and a $3.1 million build in inventories in 2011 compared with a $12.9 million inventory reduction in 2010. Days sales outstanding was 44 days, essentially flat with 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Depreciation, depletion and amortization were as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
Depreciation	$83,532	$86,903
Depletion	1,347	2,012
Amortization	1,574	1,585

	$86,453	$90,500

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2010 net cash provided by operating activities was $269.8 million, compared with $86.3 million for the first six months of 2010.

Capital expenditures, exclusive of acquisitions, for the first six months were $58.7 million in 2011 and $68.6 million in 2010. In May 2011, the Corporation initiated construction of a $53 million dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. This project is expected to be substantially complete by the end of 2012. The Corporation also opened an aggregates sales yard near Tampa, Florida adding to its rail-distribution network and serving the Tampa and Lakeland, Florida markets. Full-year capital spending for 2011 is expected to be approximately $155 million, including the Hunt Martin Materials joint venture but exclusive of acquisitions. Comparable full-year capital expenditures were $135.9 million in 2010.

During the six months ended June 30, 2011, the Corporation acquired six aggregates facilities, as well as, several asphalt and ready mixed concrete operations in western San Antonio, Texas. This transaction provides over 200 million tons of high-quality limestone reserves and complements the Corporation’s existing integrated presence in this high-growth market. Over the past five years, San Antonio’s population and economic growth have consistently outperformed comparable national results with population growth of 13%.

On March 31, 2011, the Corporation entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents, and the lenders party thereto (the “Credit Agreement”), which provides for a $250 million senior unsecured term loan (the “Term Loan Facility”) and a $350 million four-year senior unsecured revolving facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Senior Unsecured Credit Facilities”). On March 31, 2011, the Corporation borrowed $250 million under the Term Loan Facility, a portion of which was used to prepay outstanding borrowings of $111.8 million on the Term Loan due 2012. These borrowings were still outstanding at June 30, 2011. Additionally, at June 30, 2011, the Corporation had outstanding borrowings of $60 million on its Revolving Facility, which the Corporation currently has the ability and intent to maintain outstanding for longer than twelve months.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Additionally, on March 31, 2011, the Corporation entered into the Second Amendment to Account Purchase Agreement with Wells Fargo Bank, N.A., which amended its $100 million secured accounts receivable credit facility (the “AR Credit Facility”). As amended, purchases and settlements will be made monthly. Additionally, as amended, borrowings under the AR Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.35%. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable.

On April 1, 2011, the Corporation borrowed $100 million under the AR Credit Facility, which, in addition to proceeds from the Term Loan Facility, was used to repay $242.1 million of 6.875% Notes that matured on that date. At June 30, 2011, the Corporation had borrowings of $100 million outstanding under the AR Credit Facility. Management currently intends to maintain $100 million of outstanding borrowings on its AR Credit Facility until its expiration on April 20, 2012.

During the six months ended June 30, 2011, the Corporation purchased the remaining interest in a limited liability company for $10.4 million.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2011 and 2010. Management currently has no intent to repurchase any shares of its common stock. At June 30, 2011, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

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

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

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

At June 30, 2011, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.09 times and was calculated as follows (dollars in thousands):

Twelve Month Period July 1, 2010 to June 30, 2011
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$85,155
Add back:
Interest expense	65,910
Income tax expense	23,386
Depreciation, depletion and amortization expense	172,892
Stock-based compensation expense	12,583
Deduct:
Interest income	(895)

Consolidated EBITDA, as defined	$359,031

Consolidated debt, including debt guaranteed by the Corporation, at June 30, 2011	$1,110,042
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at June 30, 2011	—

Consolidated net debt, as defined, at June 30, 2011	$1,110,042

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2011 for the trailing twelve months EBITDA	3.09 X

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, and allow for payment of dividends for the foreseeable future. At June 30, 2011, the Corporation had $288 million of unused borrowing capacity under its Revolving Facility, subject to complying with the Ratio, and no available borrowings on its AR Credit Facility. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility terminates on April 20, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size would require an appropriate balance of newly-issued equity with debt in order to maintain an investment-grade credit rating. The Corporation is exposed to the credit markets, through the interest cost related to its variable rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility, and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. The Corporation’s credit ratings are investment-grade level and, on April 28, 2011, Standard & Poor’s reaffirmed its BBB+ corporate credit rating and revised its outlook on the Corporation’s long-term rating to stable. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.

Contractual Obligations

At June 30, 2011, the Corporation’s contractual obligations, including interest, related to its Term Loan Facility were as follows (dollars in thousands):

	Total	< 1 yr	1-3 yrs.	3-5 yrs.
Long-term debt	$250,000	$5,000	$10,000	$235,000
Interest (off balance sheet)	16,907	4,630	8,980	3,297

Total	$266,907	$9,630	$18,980	$238,297

Management currently intends to maintain $100 million of outstanding borrowings on its AR Credit Facility until its expiration on April 20, 2012 and $60 million of outstanding borrowings on its Revolving Facility for longer than twelve months.

TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

A variety of factors outside of the Corporation’s control will continue to affect its performance. One consideration will be the rate at which states spend available Stimulus funds for infrastructure projects, which is often dependent on federal funding. In addition, Congress has previously approved a continuing resolution that extends the Safe, Accountable, Flexible and Efficient Transportation Equity Act – A Legacy for Users (SAFETEA-LU) through September 30, 2011, and recent discussions in Washington have led to a reprioritization of federal funds. Thus, while there is bipartisan Congressional agreement that infrastructure is a key and essential governmental priority, there is heightened sensitivity with respect to all government spending due to the national deficit.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Another factor complicating the Corporation’s outlook is the pace of residential construction activity. Although national forecasts earlier in the year predicted stabilization and improvements in the overall housing market, the United States Census reported the seasonally-adjusted value of residential construction put in place declined 6.9% during the first five months of 2011. Economists are now divided over the timing of recovery in residential construction; however, management continues to believe that when recovery in this sector begins, the Corporation can expect a notable volume impact.

Given this uncertainty, the Corporation’s 2011 outlook assumes there will be additional continuing resolutions to maintain current federal funding levels but the magnitude of the levels are uncertain. Management also expects states’ spending on infrastructure should remain relatively constant and at least 25% of ARRA infrastructure funds will be spent this year. However, the uncertainty created by the lack of a long-term highway bill is affecting the nature and timing of projects with a shift towards maintenance projects that tend to be shorter in duration. This shift in project mix, coupled with the uncertainty in long-term funding, creates the possibility that the Corporation may not recover first-half shipments delayed due to weather during the remainder of the year. Management expects the infrastructure end-use market to be down in the mid-single digit range. Management anticipates a modest volume recovery in the commercial component of the Corporation’s nonresidential end-use market. Considering the notable aggregates shipments to the energy sector in 2010 and the impact weather has had on these projects through the first half of 2011, management expects the rate of growth in the heavy industrial component of the Corporation’s nonresidential end-use market to moderate in 2011. Natural gas prices, the timing of lease commitments for oil and natural gas companies and stable weather will be significant factors for energy-sector activity in the second half of 2011. Overall, management expects nonresidential end-use shipments in 2011 to be flat to slightly up. Management expects the rate of improvement in the residential end-use market to increase over 2010. Finally, the Corporation’s ChemRock/Rail shipments should be stable compared with 2010 shipments. Cumulatively, management expects aggregates volume for the full year to range from flat to a decrease of 3%.

Rising energy costs have provided an impetus for certain mid-year price increases. For the full year, management expects an increase in aggregates pricing ranging from 2% to 4%. However, such increases may not be uniform throughout the enterprise.

Aggregates production cost per ton in 2011 is expected to range from flat to a slight decrease compared with 2010, despite rising energy costs. The Specialty Products segment should contribute $54 million to $56 million in pretax earnings for 2011, as economic recovery drives industrial demand for magnesia-based chemicals products and continued demand for environmental applications is driven by the United States’ focus on green technology and innovation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

Selling, general and administrative expenses should be lower in 2011, primarily due to lower pension expense. Interest expense should be approximately $60 million in 2011, or $8 million less than 2010, resulting from the refinancing of $242 million of 6.875% Senior Notes with variable-rate borrowings under the Corporation’s outstanding credit facilities. The Corporation’s effective tax rate is expected to be 26%. Capital expenditures are now forecast at $155 million for 2011, including the first $25 million of the $53 million project in Specialty Products and nearly $50 million for selective high-quality growth projects.

The 2011 estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2011 performance will be, as previously noted, the United States economy and its impact on construction activity.

Other risks related to the Corporation’s future performance include, but are not limited to: both price and volume and include a recurrence of widespread decline in aggregates pricing; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; a greater-than-expected decline in infrastructure construction as a result of continued delays in traditional federal, ARRA, state and/or local infrastructure projects and continued lack of clarity regarding the timing and amount of the federal highway bill; a decline in nonresidential construction; a slowdown in the residential construction recovery; or some combination thereof. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states have general fund budget pressures driven by lower tax revenues. If these pressures negatively affect transportation budgets more than in the past, construction spending could be negatively affected. North Carolina and Texas are among the states experiencing these fiscal pressures, although recent statistics indicate that tax revenues are increasing; these states disproportionately affect the Corporation’s revenue and profitability.

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

Transportation in the Corporation’s long-haul network, particularly barge availability on the Mississippi River system, as well as rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The Aggregates business is also subject to weather-related risks that

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Historically, the first and fourth quarters are most adversely affected by winter weather.

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Georgia, Iowa and Louisiana, which when coupled with North Carolina, represented 55% of 2010 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; the severity of a continued decline in the commercial construction market, notably office and retail space; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2011

(Continued)

fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if price and volume return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

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

For the Quarter Ended June 30, 2011

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during the quarter ended June 30, 2011. The residential construction market accounted for approximately 7% of the Corporation’s aggregates product line shipments in 2010.

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

Variable-Rate Borrowing Facilities. The Corporation has a $600 million Credit Agreement which supports its commercial paper program and a $100 million AR Credit Facility. Borrowings under these facilities and the commercial paper program bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $410 million, which is the outstanding balance at June 30, 2011, would increase interest expense by $4.1 million on an annual basis.

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

For the Quarter Ended June 30, 2011

Energy Costs. Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. A hypothetical 10% change in the Corporation’s energy costs in 2011 as compared with 2010, assuming constant volumes, would impact annual 2011 pretax earnings by approximately $15.6 million.

Aggregate Risk for Interest Rates and Energy Costs. Pension expense for 2011 was calculated based on assumptions selected at December 31, 2010. Therefore, interest rate risk in 2011 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on the $410 million of variable-rate borrowings outstanding at June 30, 2011 would increase interest expense on an annual basis by $4.1 million. Additionally, a 10% change in energy costs compared with 2010 would impact annual pretax earnings by $15.6 million.

Item 4. Controls and Procedures

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2011 – April 30, 2011	—	$—	—	5,041,871

May 1, 2011 – May 31, 2011	—	$—	—	5,041,871

June 1, 2011 – June 30, 2011	—	$—	—	5,041,871

Total	—	$—	—	5,041,871

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART II-OTHER INFORMATION

(Continued)

Item 5. Other Information.

The operation of the Corporation’s domestic aggregates quarries and mines is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects the Corporation’s quarries and mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Whenever MSHA issues a citation or order, it also generally proposes a civil penalty, or fine, related to the alleged violation. Citations or orders may be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Corporation is required to present information regarding certain mining safety and health citations which MSHA has issued with respect to its aggregates mining operations in its periodic reports filed with the Securities and Exchange Commission (SEC). In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the quarry or mine and types of operations (underground or surface), (ii) the number of citations issued will vary from inspector to inspector and location to location, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed. The Corporation believes the following mine safety disclosures meet the requirements of Section 1503(a) of the Dodd-Frank Act. However, as of the date of this report, the SEC has not issued final rules and regulations under these provisions; therefore, it is possible that any final rules adopted by the SEC will require disclosures to be presented in a different form. Certain information is provided in response to proposed rules of the SEC issued under these provisions, but the Corporation cannot be assured of what the final rules might be in this regard. The disclosures reflect U.S. mining operations only, as the requirements of the Dodd-Frank Act do not apply to the Corporation’s quarries and mines operated outside the United States.

The Corporation presents the following items regarding certain mining safety and health matters for the three months ended June 30, 2011:

•

Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which the Corporation has received a citation from MSHA (hereinafter, “Mine Act Section 104 Significant and Substantial Citations”). If MSHA determines that a violation of a mandatory health or safety standard is likely to result in a reasonably serious injury or illness under the unique circumstance contributed to by the violation, MSHA will classify the violation as a “significant and substantial” violation (commonly referred to as a “S&S” violation). MSHA inspectors will classify each citation or order written as a “S&S” violation or not.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART II-OTHER INFORMATION

(Continued)

•

Total number of orders issued under section 104(b) of the Mine Act (hereinafter, “Mine Act Section 104(b) Orders”). These orders are issued for situations in which MSHA determines a previous violation covered by a Section 104(a) citation has not been totally abated within the prescribed time period, so a further order is needed to require the mine operator to immediately withdraw all persons (except authorized persons) from the affected area of a quarry or mine.

•

Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act (hereinafter, “Mine Act Section 104(d) Unwarrantable Failure Citations/Orders”). These violations are similar to those described above, but the standard is that the violation could significantly and substantially contribute to the cause and effect of a safety or health hazard, but the conditions do not cause imminent danger, and the MSHA inspector finds that the violation is caused by an unwarranted failure of the operator to comply with the health and safety standards.

•

Total number of flagrant violations under section 110(b)(2) of the Mine Act (hereinafter, “Mine Act Section 110(b) Flagrant Violations”). These violations are penalty violations issued if MSHA determines that violations are “flagrant”, for which civil penalties may be assessed. A “flagrant” violation means a reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury.

•

Total number of imminent danger orders issued under section 107(a) of the Mine Act (hereinafter, “Mine Act Section 107(a) Imminent Danger Orders”). These orders are issued for situations in which MSHA determines an imminent danger exists in the quarry or mine and results in orders of immediate withdrawal of all persons (except certain authorized persons) from the area of the quarry or mine affected by its condition until the imminent danger and the underlying conditions causing the imminent danger no longer exist.

•

Total dollar value of proposed assessments from MSHA under the Mine Act. These are the amounts of proposed assessments issued by MSHA with each citation or order for the time period covered by the reports. Penalties are assessed by MSHA according to a formula that considers a number of factors, including the mine operator’s history, size, negligence, gravity of the violation, good faith in trying to correct the violation promptly, and the effect of the penalty on the operator’s ability to continue in business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART II-OTHER INFORMATION

(Continued)

Location *	Mine Act Section 104 Significant and Substantial Citations	Mine Act Section 104(b) Orders	Mine Act Section 104(d) Unwarrantable Failure Citations/Orders	Mine Act Section 107(a) Imminent Danger Orders	Total Dollar Value of Proposed MSHA Assessments

Ames	2	—	—	—	$—
Anderson Creek	1	—	—	—	—
Asheboro	1	—	—	—	—
Auburn, AL	2	—	1	1	—
Augusta, GA	6	—	—	—	—
Bedrock	1	—	—	—	276
Berkeley	1	—	—	—	977
Blake	2	—	—	—	508
Broken Bow Sand and Gravel	2	—	—	—	—
Burlington	1	—	—	—	390
Burning Springs	—	—	—	—	308
Camak	2	—	—	—	—
Central Rock	—	—	—	—	445
Charlotte	2	—	—	—	1,092
Chesterfield	1	—	—	1	1,337
Cloverdale	1	—	—	—	—
Cook Road	1	—	—	—	100
Davis	1	—	—	—	2,156
Dubois	1	—	—	—	380
Durham	4	—	—	—	23,832
Fort Calhoun	—	—	—	—	975
Fort Dodge	2	—	—	—	3,889
Fountain	1	—	—	—	—
Fredonia	—	—	—	—	100
Garner	2	—	—	—	1,032
Greenwood	1	—	—	—	407
Hatton	—	—	—	—	100
Hickory	2	—	—	—	—
Jones Mill	—	—	—	—	100
Malcom	1	—	—	—	—
Matthews	—	—	—	—	100
Mill Creek	—	—	—	—	716
Pacific	—	—	—	—	392
Phillipsburg	—	—	—	—	100
Pomona	1	—	—	—	—
Portable Crushing	—	—	—	—	100
Raccoon River Sand	—	—	—	—	200
Raleigh Durham	1	—	—	—	—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART II-OTHER INFORMATION

(Continued)

Location *	Mine Act Section 104 Significant and Substantial Citations	Mine Act Section 104(b) Orders	Mine Act Section 104(d) Unwarrantable Failure Citations/Orders	Mine Act Section 107(a) Imminent Danger Orders	Total Dollar Value of Proposed MSHA Assessments

Randolph Deep	1	—	—	—	462
Rocky Point	5	—	2	1	1,958
R-S Sand and Gravel	1	—	—	—	—
Salem Stone Company	1	—	—	—	—
Salisbury Shop	—	—	—	—	200
Snyder	1	—	—	—	—
Stamper	2	—	—	—	1,793
Weeping Water	3	1	—	—	5,730
Woodville	5	—	—	—	7,221
Yellow Medicine	—	—	—	—	100

Total	62	1	3	3	$57,476

*	Only locations that have received violations, citations, orders and/or proposed assessments issued under the Mine Act have been included in this table.

The preceding table lists the total dollar value of proposed assessments from MSHA under the Mine Act for the three months ended June 30, 2011. Some of these assessments were paid by the Corporation during the three-month period in question or have been paid subsequent to June 30, 2011. Other of these assessments have been contested by the Corporation in accordance with its rights and procedures. Some of the assessments may have been reduced in severity or amount, or even dismissed. The total dollar value of all assessments from MSHA under the Mine Act remaining outstanding as of June 30, 2011 was approximately $0.5 million.

For the three months ended June 30, 2011, none of the Corporation’s aggregates quarries or mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. If MSHA determines that a mine has a “pattern” of these types of violations, or the potential to have such a pattern, MSHA is required to notify the mine operator of the existence of such a thing. During the three months ended June 30, 2011, the Corporation experienced no fatalities at any of its aggregates quarries or mines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART II-OTHER INFORMATION

(Continued)

The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. As of June 30, 2011, the Corporation has a total of 48 matters pending before the Commission. This includes legal actions that were initiated prior to the three months ended June 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART II-OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated August 8, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 8, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 8, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 8, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date: August 8, 2011	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated August 8, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 8, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 8, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 8, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase