Form 10-Q
period 2011-09-30
MARTIN MARIETTA MATERIALS INC
filed 2011-11-07
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2011
Common Stock, $0.01 par value	45,696,740

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$56,840	$70,323	$60,499
Accounts receivable, net	259,773	183,361	249,613
Inventories, net	337,730	331,894	323,820
Current deferred income tax benefits	92,959	83,380	71,593
Other current assets	20,114	27,253	26,591

Total Current Assets	767,416	696,211	732,116

Property, plant and equipment	3,662,446	3,568,275	3,541,058
Allowances for depreciation, depletion and amortization	(1,975,805)	(1,880,445)	(1,847,852)

Net property, plant and equipment	1,686,641	1,687,830	1,693,206

Goodwill	639,039	626,527	624,224
Other intangibles, net	18,211	17,548	17,563
Other noncurrent assets	47,251	46,627	48,674

Total Assets	$3,158,558	$3,074,743	$3,115,783

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$-	$2,123	$-
Accounts payable	86,322	60,333	76,993
Accrued salaries, benefits and payroll taxes	16,867	17,506	14,403
Pension and postretirement benefits	4,420	6,034	16,894
Accrued insurance and other taxes	31,902	23,535	32,409
Income taxes	16,256	174	-
Current maturities of long-term debt and short-term facilities	7,150	248,714	245,423
Accrued interest	18,709	12,045	27,231
Other current liabilities	16,120	15,029	13,482

Total Current Liabilities	197,746	385,493	426,835

Long-term debt	1,038,335	782,045	785,706
Pension, postretirement and postemployment benefits	102,787	127,671	144,574
Noncurrent deferred income taxes	249,572	228,698	216,844
Other noncurrent liabilities	84,567	82,577	84,596

Total Liabilities	1,673,007	1,606,484	1,658,555

Equity:
Common stock, par value $0.01 per share	456	455	454
Preferred stock, par value $0.01 per share	-	-	-
Additional paid-in capital	400,855	396,485	395,853
Accumulated other comprehensive loss	(49,560)	(53,660)	(67,249)
Retained earnings	1,094,469	1,082,160	1,085,750

Total Shareholders’ Equity	1,446,220	1,425,440	1,414,808
Noncontrolling interests	39,331	42,819	42,420

Total Equity	1,485,551	1,468,259	1,457,228

Total Liabilities and Equity	$3,158,558	$3,074,743	$3,115,783

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
	(Unaudited)

Net Sales	$463,985	$443,709	$1,196,931	$1,182,054
Freight and delivery revenues	70,771	65,692	187,284	172,920

Total revenues	534,756	509,401	1,384,215	1,354,974

Cost of sales	352,520	329,900	967,873	930,906
Freight and delivery costs	70,771	65,692	187,284	172,920

Total cost of revenues	423,291	395,592	1,155,157	1,103,826

Gross Profit	111,465	113,809	229,058	251,148

Selling, general & administrative expenses	33,487	31,235	94,386	98,365
Research and development	-	114	2	149
Other operating (income) and expenses, net	(1,021)	(1,394)	(1,213)	(9,030)

Earnings from Operations	78,999	83,854	135,883	161,664

Interest expense	13,394	17,104	45,284	51,540
Other nonoperating (income) and expenses, net	2,146	(545)	2,220	189

Earnings from continuing operations before taxes on income	63,459	67,295	88,379	109,935
Income tax expense	13,374	14,061	20,080	26,615

Earnings from Continuing Operations	50,085	53,234	68,299	83,320
Gain on discontinued operations, net of related tax expense (benefit) of $138, ($37), $121 and $12, respectively	247	22	191	135

Consolidated net earnings	50,332	53,256	68,490	83,455
Less: Net earnings attributable to noncontrolling interests	1,176	1,266	949	1,246

Net Earnings Attributable to Martin Marietta Materials, Inc.	$49,156	$51,990	$67,541	$82,209

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$48,909	$51,968	$67,350	$82,074
Earnings from discontinued operations	247	22	191	135

	$49,156	$51,990	$67,541	$82,209

Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$1.07	$1.13	$1.47	$1.79
Discontinued operations attributable to common shareholders	-	-	-	-

	$1.07	$1.13	$1.47	$1.79

Diluted from continuing operations attributable to common shareholders	$1.07	$1.13	$1.46	$1.78
Discontinued operations attributable to common shareholders	-	-	-	-

	$1.07	$1.13	$1.46	$1.78

Weighted-Average Common Shares Outstanding
Basic	45,690	45,526	45,634	45,463

Diluted	45,799	45,678	45,783	45,639

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.20

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$68,490	$83,455
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	129,673	135,946
Stock-based compensation expense	9,317	11,684
Gains on divestitures and sales of assets	(3,890)	(4,293)
Deferred income taxes	6,358	17,131
Excess tax benefits from stock-based compensation transactions	-	(1,643)
Other items, net	1,370	704
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(77,971)	(86,798)
Inventories, net	(4,431)	8,888
Accounts payable	25,975	24,898
Other assets and liabilities, net	24,979	12,639

Net Cash Provided by Operating Activities	179,870	202,611

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(93,518)	(110,024)
Acquisitions, net	(49,930)	(28,107)
Proceeds from divestitures and sales of assets	6,178	4,524
Railcar construction advances	-	(8,997)
Repayments of railcar construction advances	-	8,997

Net Cash Used for Investing Activities	(137,270)	(133,607)

Cash Flows from Financing Activities:
Borrowings of long-term debt	460,000	150,000
Repayments of long-term debt	(445,471)	(369,229)
Debt issuance costs	(3,328)	(80)
Change in bank overdraft	(2,123)	(1,737)
Payments on capital lease obligations	-	(308)
Dividends paid	(55,232)	(55,157)
Distributions to owners of noncontrolling interests	(1,000)	-
Purchase of remaining interest in existing limited liability company	(10,394)	-
Issuances of common stock	1,465	2,772
Excess tax benefits from stock-based compensation transactions	-	1,643

Net Cash Used for Financing Activities	(56,083)	(272,096)

Net Decrease in Cash and Cash Equivalents	(13,483)	(203,092)
Cash and Cash Equivalents, beginning of period	70,323	263,591

Cash and Cash Equivalents, end of period	$56,840	$60,499

Noncash Investing and Financing Activities:
Issuance of notes payable for acquisition of land	$-	$450

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$36,649	$36,073
Cash (refunds) payments for income taxes	$(7,831)	$3,732

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	45,579	$455	$396,485	$(53,660)	$1,082,160	$1,425,440	$42,819	$1,468,259

Consolidated net earnings	-	-	-	-	67,541	67,541	949	68,490
Adjustment for funded status of pension and postretirement benefit plans, net of tax of $6,663	-	-	-	4,130	-	4,130	2	4,132
Foreign currency translation loss	-	-	-	(462)	-	(462)	-	(462)
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax of $283	-	-	-	432	-	432	-	432

Consolidated comprehensive earnings						71,641	951	72,592
Dividends declared	-	-	-	-	(55,232)	(55,232)	-	(55,232)
Issuances of common stock for stock award plans	118	1	(1,210)	-	-	(1,209)	-	(1,209)
Stock-based compensation expense	-	-	9,317	-	-	9,317	-	9,317
Distributions to owners of noncontrolling interests	-	-	-	-	-	-	(1,000)	(1,000)
Purchase of remaining interest in existing limited liability company	-	-	(3,737)	-	-	(3,737)	(3,439)	(7,176)

Balance at September 30, 2011	45,697	$456	$400,855	$(49,560)	$1,094,469	$1,446,220	$39,331	$1,485,551

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and nine months ended September 30, 2011 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$48,909	$51,968	$67,350	$82,074
Less: Distributed and undistributed earnings attributable to unvested awards	378	529	557	865

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	48,531	51,439	66,793	81,209
Basic and diluted net earnings available to common shareholders from discontinued operations	247	22	191	135

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$48,778	$51,461	$66,984	$81,344

Basic weighted-average common shares outstanding	45,690	45,526	45,634	45,463

Effect of dilutive employee and director awards	109	152	149	176

Diluted weighted-average common shares outstanding	45,799	45,678	45,783	45,639

Comprehensive Earnings/Loss

Consolidated comprehensive earnings/loss for the Corporation consists of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense. Consolidated comprehensive earnings for the three and nine months ended September 30, 2011 was $50,091,000 and $72,592,000, respectively. Consolidated comprehensive earnings for the three and nine months ended September 30, 2010 was $55,495,000 and $91,293,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Discontinued Operations

Business Combinations

In May 2011, the Corporation purchased the remaining 1% interest in an existing limited liability company for $10,394,000. The purchase of the remaining interest represents an equity transaction. Accordingly, the assets and liabilities related to the noncontrolling interest continued to be valued at their basis at the transaction date; the noncontrolling interest of $3,439,000 was eliminated; additional paid-in capital was reduced by $3,737,000 for the excess of the cash paid, including transaction costs, over the noncontrolling interest at the acquisition date; and a deferred tax asset of $3,218,000 was recorded. The purchase price and the payment of transaction costs have been classified as a financing activity in the Corporation’s consolidated statement of cash flows for the nine months ended September 30, 2011.

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

On October 12, 2011, the Corporation announced that it signed a definitive agreement with Lafarge North America Inc. (“Lafarge”) for the exchange of certain assets. Under the terms of the agreement, the Corporation will receive aggregates quarry sites, ready mixed concrete and asphalt plants, and a road paving business in the metropolitan Denver, Colorado, region. In exchange, Lafarge will receive properties consisting of quarries, an asphalt plant and distribution yards operated by the Corporation along the Mississippi River and a cash payment. The transaction is anticipated to close within 60 days, subject to regulatory approval.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Discontinued Operations (continued)

Discontinued operations included the following net sales, pretax gain or loss on operations, income tax benefit or expense and overall net earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)

Net sales	$27	$44	$94	$102

Pretax gain (loss) on operations	$385	$(15)	$312	$147
Income tax expense (benefit)	138	(37)	121	12

Net earnings	$247	$22	$191	$135

3.	Inventories, Net

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands)

Finished products	$362,924	$358,138	$350,842
Products in process and raw materials	9,483	13,842	14,310
Supplies and expendable parts	53,624	46,958	46,566

	426,031	418,938	411,718
Less allowances	(88,301)	(87,044)	(87,898)

Total	$337,730	$331,894	$323,820

4.	Goodwill and Intangible Assets

The following table shows changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total (dollars in thousands):

	Nine Months Ended September 30, 2011
	Mideast Group	Southeast Group	West Group	Total

Balance at beginning of period	$122,052	$105,870	$398,605	$626,527
Acquisitions	—	—	12,512	12,512

Balance at end of period	$122,052	$105,870	$411,117	$639,039

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands)

6.6% Senior Notes, due 2018	$298,428	$298,288	$298,242
7% Debentures, due 2025	124,411	124,393	124,388
6.25% Senior Notes, due 2037	247,906	247,882	247,874
6.875% Notes, due 2011	—	242,129	242,118
Term Loan Facility, due 2015, interest rate of 1.99% at September 30, 2011	250,000	—	—
Term Loan, due 2012, interest rate of 3.29% at December 31, 2010	—	111,750	111,750
Revolving Facility, interest rate of 1.61% at September 30, 2011	20,000	—	—
AR Credit Facility, interest rate of 1.60% at September 30, 2011	100,000	—	—
Other notes	4,740	6,317	6,757

Total debt	1,045,485	1,030,759	1,031,129
Less current maturities	(7,150)	(248,714)	(245,423)

Long-term debt	$1,038,335	$782,045	$785,706

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

FORM 10-Q

For the Quarter Ended September 30, 2011

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

On March 31, 2011, the Corporation entered into the Second Amendment to Account Purchase Agreement with Wells Fargo Bank, N.A., which amended its $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”). As amended, purchases and settlements will be made monthly. Additionally, as amended, borrowings under the AR Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.35%. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable and mature on April 20, 2012.

On April 1, 2011, the Corporation borrowed $100,000,000 under the AR Credit Facility, which in addition to proceeds from the Term Loan Facility, was used to repay $242,140,000 of 6.875% Notes that matured on that date. At September 30, 2011, outstanding borrowings of $100,000,000 were classified as long-term on the consolidated balance sheet as the Corporation has the ability and intent to refinance its AR Credit Facility with borrowings that mature in more than twelve months.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and nine months ended September 30, 2011, the Corporation recognized $242,000 and $715,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2010, the Corporation recognized $226,000 and $667,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments (continued)

The carrying values and fair values of the Corporation’s long-term debt were $1,045,485 and $1,072,235, respectively, at September 30, 2011; $1,030,759 and $1,051,704, respectively, at December 31, 2010; and $1,031,129 and $1,099,298, respectively, at September 30, 2010. The estimated fair value of the Corporation’s publicly registered long-term notes and debentures was estimated based on quoted market prices. The estimated fair value of other borrowings approximates its carrying amount.

7.	Income Taxes

Income tax benefit/expense reported in the Corporation’s consolidated statements of earnings includes income tax benefit/expense on earnings attributable to both the Corporation and its noncontrolling interests.

	Nine Months Ended September 30,
	2011	2010
Estimated effective income tax rate:
Continuing operations	22.7%	24.2%

Discontinued operations	38.8%	8.2%

Consolidated overall	22.8%	24.2%

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

The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2011, when compared with the year-to-date consolidated overall estimated effective tax rate as of June 30, 2011, increased consolidated net earnings for the nine months ended September 30, 2011 by $3,636,000, or $0.08 per diluted share. The consolidated overall estimated effective income tax rate for the nine months ended September 30, 2011 included the following discrete events: the favorable effective settlement of the Internal Revenue Service audit for the 2008 tax year, resolution of a federal tax and interest overpayment related to the 2006 tax year and an agreed-upon refund for the double taxation of the Corporation’s wholly-owned Canadian subsidiary for the 2001 and 2002 tax years.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

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

The following presents the estimated components of the recorded net periodic benefit cost for pension and postretirement benefits (dollars in thousands):

	$12,9961	$12,9961	$12,9961	$12,9961
	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$2,815	$2,761	$88	$137
Interest cost	5,808	5,753	556	688
Expected return on assets	(6,121)	(5,255)	—	—
Amortization of:
Prior service cost (credit)	133	146	(435)	(372)
Actuarial loss (gain)	1,581	2,554	(21)	—
Settlement charge	332	923	—	—

Total net periodic benefit cost	$4,548	$6,882	$188	$453

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$8,446	$8,282	$263	$411
Interest cost	17,425	17,259	1,669	2,063
Expected return on assets	(18,364)	(15,766)	—	—
Amortization of:
Prior service cost (credit)	400	437	(1,306)	(1,117)
Actuarial loss (gain)	4,743	7,661	(64)	—
Settlement charge	346	1,006	—	—

Total net periodic benefit cost	$12,996	$18,879	$562	$1,357

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

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

During the nine months ended September 30, 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for approximately $7,000,000. In connection with the settlement, the Corporation reversed the excess of the established legal reserve, thereby increasing net earnings for the nine months ended September 30, 2010 by $2,751,000, or $0.06 per diluted share.

Guarantee of Affiliate

In July 2010, the Corporation entered into a reimbursement and indemnification agreement with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an affiliate under a $20,000,000 revolving line of credit provided by Fifth Third and a guaranty agreement with Bank of America, N.A., to guarantee $12,400,000 of payment obligations of its affiliate under equipment lease agreements. The affiliate agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from these agreements. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the agreements. On April 8, 2011, the affiliate converted its equipment leasing agreements with Bank of America, N.A. to a five-year $6,200,000 amortizing loan and the Corporation executed a reaffirmation of guaranty with respect to such loan. On July 20, 2011, the affiliate’s $20,000,000 revolving line of credit was increased to $24,000,000. This line of credit expires in July 2013. Additionally, the reimbursement and indemnification agreement related to this line of credit was terminated and replaced by an unconditional guaranty of payment from the Corporation. The affiliate restated its reimbursement and indemnity obligations to the Corporation, and the Corporation retained its subordinate lien on the assets of the affiliate.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Total revenues:
Mideast Group	$144,990	$144,691	$370,793	$375,729
Southeast Group	103,832	115,713	287,340	313,251
West Group	230,733	202,895	563,092	521,330

Total Aggregates Business	479,555	463,299	1,221,225	1,210,310
Specialty Products	55,201	46,102	162,990	144,664

Total	$534,756	$509,401	$1,384,215	$1,354,974

Net sales:
Mideast Group	$131,579	$133,607	$341,308	$348,524
Southeast Group	84,475	91,216	232,469	251,440
West Group	197,589	176,623	474,070	450,212

Total Aggregates Business	413,643	401,446	1,047,847	1,050,176
Specialty Products	50,342	42,263	149,084	131,878

Total	$463,985	$443,709	$1,196,931	$1,182,054

Earnings (Loss) from operations:
Mideast Group	$32,740	$38,755	$66,332	$80,338
Southeast Group	(3,061)	1,414	(20,121)	(144)
West Group	39,659	33,942	53,759	54,654

Total Aggregates Business	69,338	74,111	99,970	134,848
Specialty Products	15,573	12,043	49,984	40,067
Corporate	(5,912)	(2,300)	(14,071)	(13,251)

Total	$78,999	$83,854	$135,883	$161,664

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)

Aggregates	$379,325	$376,554	$963,991	$986,038
Asphalt	13,095	9,833	38,062	29,014
Ready Mixed Concrete	9,750	7,056	22,691	19,558
Road Paving	10,017	6,575	19,425	12,602
Other	1,456	1,428	3,678	2,964

Total Aggregates Business	413,643	401,446	1,047,847	1,050,176

Magnesia-Based Chemicals	36,064	29,290	105,369	89,287
Dolomitic Lime	13,861	12,457	42,743	41,386
Other	417	516	972	1,205

Total Specialty Products	50,342	42,263	149,084	131,878

Total	$463,985	$443,709	$1,196,931	$1,182,054

11.	Supplemental Cash Flow Information

The following table presents the components of the change in other assets and liabilities, net:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Other current and noncurrent assets	$2,325	$3,108
Accrued salaries, benefits and payroll taxes	(2,324)	(2,237)
Accrued insurance and other taxes	8,366	8,134
Accrued income taxes	22,208	11,177
Accrued pension, postretirement and postemployment benefits	(16,046)	(10,849)
Other current and noncurrent liabilities	10,450	3,306

	$24,979	$12,639

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 283 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. There were no changes to the Corporation’s critical accounting policies during the nine months ended September 30, 2011.

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

Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2011 and 2010 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

Gross Margin in Accordance with GAAP

	$111,465	$111,465	$111,465	$111,465
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Gross profit	$111,465	$113,809	$229,058	$251,148

Total revenues	$534,756	$509,401	$1,384,215	$1,354,974

Gross margin	20.8%	22.3%	16.5%	18.5%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Gross profit	$111,465	$113,809	$229,058	$251,148

Total revenues	$534,756	$509,401	$1,384,215	$1,354,974
Less: Freight and delivery revenues	(70,771)	(65,692)	(187,284)	(172,920)

Net sales	$463,985	$443,709	$1,196,931	$1,182,054

Gross margin excluding freight and delivery revenues	24.0%	25.6%	19.1%	21.2%

Operating Margin in Accordance with GAAP

	$111,465	$111,465	$111,465	$111,465
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Earnings from operations	$78,999	$83,854	$135,883	$161,664

Total revenues	$534,756	$509,401	$1,384,215	$1,354,974

Operating margin	14.8%	16.5%	9.8%	11.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Earnings from operations	$78,999	$83,854	$135,883	$161,664

Total revenues	$534,756	$509,401	$1,384,215	$1,354,974
Less: Freight and delivery revenues	(70,771)	(65,692)	(187,284)	(172,920)

Net sales	$463,985	$443,709	$1,196,931	$1,182,054

Operating margin excluding freight and delivery revenues	17.0%	18.9%	11.4%	13.7%

Adjusted earnings per diluted share (“Adjusted EPS”), the earnings per diluted share impact of a nonrecurring early retirement benefit and selling, general and administrative expenses adjusted for a nonrecurring early retirement benefit (“Adjusted SG&A”) as a percentage of net sales represent non-GAAP measures. Management presents these measures as it believes Adjusted EPS and Adjusted SG&A represent the most comparable operating performance measures to analysts’ earnings expectations for the three months ended September 30, 2011. Analysts have not factored the impact of the nonrecurring early retirement benefit into their EPS or selling, general and administrative expenses estimates for the quarter.

The following shows the calculation of the earnings per diluted share impact of the nonrecurring early retirement benefit and reconciles earnings per diluted share in accordance with generally accepted accounting principles for the three months ended September 30, 2011 to Adjusted EPS (in thousands, except per share data):

After tax impact of nonrecurring early retirement benefit	$1,708

Diluted average number of common shares outstanding for the three months ended September 30, 2011	45,799

Earnings per diluted share impact of nonrecurring early retirement benefit	$0.04

Three Months Ended September 30, 2011

Earnings per diluted share in accordance with GAAP	$ 1.07
Add back: Earnings per diluted share impact of nonrecurring early retirement benefit	0.04

Adjusted EPS	$ 1.11

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

The following shows the calculation of Adjusted SG&A as a percentage of net sales (dollars in thousands):

Three Months Ended September 30, 2011
Selling, general and administrative expenses in accordance with GAAP	$33,487
Deduct: Nonrecurring early retirement benefit	2,825

Adjusted SG&A	$30,662

Net Sales	$463,985

Adjusted SG&A as a percentage of net sales	6.6%

Quarter Ended September 30

Notable items for the quarter ended September 30, 2011 (all comparisons are versus the prior-year quarter):

•	Earnings per diluted share of $1.07 and adjusted earnings per diluted share of $1.11 (excluding a $0.04 per diluted share impact of a nonrecurring early retirement benefit) compared with $1.13
•	Consolidated net sales of $464.0 million, up 4.6%, compared with $443.7 million
•	Heritage aggregates product line pricing up 2.8%
•	Heritage aggregates product line volume down 2.2%
•	Heritage aggregates product line direct production costs down slightly, despite a 16% increase in energy costs
•	Specialty Products net sales of $50.3 million and earnings from operations of $15.6 million with a 240-basis-point improvement in operating margin (excluding freight and delivery revenues)
•	Consolidated selling, general and administrative expenses up $2.3 million, resulting from a $2.8 million nonrecurring early retirement benefit
•	Consolidated earnings from operations of $79.0 million compared with $83.9 million

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2011 and 2010. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million for the quarter ended September 30, 2010.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

	$463,985	$463,985	$463,985	$463,985
	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$131,579		$133,607
Southeast Group	84,475		91,216
West Group	197,589		176,623

Total Aggregates Business	413,643	100.0	401,446	100.0
Specialty Products	50,342	100.0	42,263	100.0

Total	$463,985	100.0	$443,709	100.0

Gross profit (loss):
Mideast Group	$42,963		$48,712
Southeast Group	1,686		7,926
West Group	49,515		43,178

Total Aggregates Business	94,164	22.8	99,816	24.9
Specialty Products	17,804	35.4	14,643	34.6
Corporate	(503)	—	(650)	—

Total	$111,465	24.0	$113,809	25.6

Selling, general & administrative expenses:
Mideast Group	$10,444		$10,268
Southeast Group	6,362		6,318
West Group	10,730		10,676

Total Aggregates Business	27,536	6.7	27,262	6.8
Specialty Products	2,235	4.4	2,529	6.0
Corporate	3,716	—	1,444	—

Total	$33,487	7.2	$31,235	7.0

Earnings (Loss) from operations:
Mideast Group	$32,740		$38,755
Southeast Group	(3,061)		1,414
West Group	39,659		33,942

Total Aggregates Business	69,338	16.8	74,111	18.5
Specialty Products	15,573	30.9	12,043	28.5
Corporate	(5,912)	—	(2,300)	—

Total	$78,999	17.0	$83,854	18.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

During the third quarter of 2011, the Corporation continued to build on a foundation that has enabled it to outperform others in the industry as well as work through the prolonged economic downturn. Management’s disciplined business approach is once again evident in the Corporation’s operating results, which reflect aggregates product line pricing growth and continued cost control. Further, the Specialty Products business generated a new quarterly record for net sales and a third-quarter record for earnings from operations.

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended September 30, 2011
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	(3.9%)	1.6%
Southeast Group	(12.7%)	5.2%
West Group	3.7%	4.2%
Heritage Aggregates Operations	(2.2%)	2.8%
Aggregates Product Line (3)	(1.3%)	2.4%

	Three Months Ended September 30,
	2011	2010
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	11,946	12,436
Southeast Group	6,997	8,012
West Group	18,465	17,807

Heritage Aggregates Operations	37,408	38,255
Acquisitions	344	—
Divestitures (4)	4	7

Aggregates Product Line (3)	37,756	38,262

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

The Aggregates business achieved pricing growth in each of its segments during the third quarter of 2011. Last year, management predicted aggregates product line pricing recovery once a certain degree of volume stability was achieved. Driven by growth in aggregates shipments in 2010, the 2.8% increase in heritage aggregates product line average selling price represents the Aggregates business’ third consecutive quarter of pricing improvement. Further, pricing momentum has been achieved despite a modest decline in heritage aggregates product line shipments. Even more compelling, most geographic markets with declines in quarterly shipments still reported an increase in average selling price, demonstrating the continued pricing power of the Aggregates business.

The infrastructure market continues to represent more than half of the Aggregates business. Although Congress recently extended federal highway funding through March 31, 2012, states remain hesitant to initiate long-term projects. Additionally, the waning impact of the American Recovery and Reinvestment Act (“ARRA”), or Stimulus, continues as the December 31, 2012 deadline to complete all such projects approaches. These factors led to a 3% decline in the Corporation’s infrastructure shipments for the third quarter. Management nonetheless remains optimistic that the underlying demand and need for state infrastructure projects is compelling and anticipates consistent growth will follow once long-term federal funding is resolved.

Aggregates shipments to the commercial component of the Corporation’s nonresidential end-use market increased over the prior-year quarter. Although this commercial recovery is limited, and often now found in geographies with distinct characteristics, such as areas with a strong military presence, growth in this sector is encouraging. This commercial growth, however, was offset by a reduction in shipments to the heavy industrial component, namely the energy sector. The decline in energy-related sales reflects reduced shipments to the nuclear power and wind energy components of this sector. Cumulatively, the Aggregates business experienced a slight decline in nonresidential shipments. Shipments to the residential market grew 9%, while the ChemRock/Rail end-use market was flat. Overall, heritage aggregates product line shipments were down 2.2% from the third quarter of 2010.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

The Specialty Products business continues to exceed expectations, setting a new quarterly record for net sales and a new third-quarter record for earnings from operations. Net sales of $50.3 million increased $8.1 million, or 19%, over the prior-year quarter, with $3.5 million, or 44%, dropping to the bottom line. The result: record third-quarter earnings from operations of $15.6 million. Operating margin (excluding freight and delivery revenues) expanded 240 basis points over the prior-year quarter.

Cost control continues to be a critical component of the Corporation’s business model and strategies. To that effect, direct production costs in the heritage aggregates product line were down slightly, despite a 16% increase in noncontrollable energy costs. Diesel fuel, which continues to be the single largest component of the Corporation’s energy expenses, averaged $3.00 per gallon compared with $2.05 in the prior-year quarter. This increase in diesel for the quarter lowered earnings per diluted share by $0.08. Cost reductions, primarily in personnel, repairs and depreciation, more than offset the energy increase for the Corporation’s heritage operations. However, consolidated cost of sales increased 6.9% due to higher raw material costs for liquid asphalt and an increase in embedded freight costs, both directly attributable to the increase in diesel.

The Corporation’s gross margin (excluding freight and delivery revenues) for the three months ended September 30 decreased 160 basis points to 24.0% in 2011. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2010	$113,809

Aggregates Business:
Pricing strength	13,562
Volume weakness	(1,365)
Increase in noncontrollable energy costs	(6,451)
Increase in liquid asphalt costs	(3,492)
Other cost increases, net	(7,906)

Decrease in Aggregates Business gross profit	(5,652)
Specialty Products	3,161
Corporate	147

Decrease in consolidated gross profit	(2,344)

Consolidated gross profit, quarter ended September 30, 2011	$111,465

The Corporation’s cost focus extends to selling, general and administrative expenses. Although on a consolidated basis, these costs increased $2.3 million for the quarter, due to a $2.8 million nonrecurring early retirement benefit, after adjusting for this nonrecurring item, consolidated selling, general and administrative expenses were 6.6% of net sales, representing an industry-leading performance.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was income of $1.0 million in 2011 compared with income of $1.4 million in 2010.

Interest expense was $13.4 million for the third quarter 2011 compared with $17.1 million for the prior-year quarter. The decrease was due to a higher mix of variable-rate debt which currently bears a lower interest rate than the Corporation’s fixed-rate debt.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended September 30, was an expense of $2.1 million in 2011 compared with income of $0.5 million in 2010, primarily as a result of a loss on foreign currency transactions in 2011.

Nine months ended September 30

Notable items for the nine months ended September 30, 2011 (all comparisons are versus the prior-year period):

•	Net sales of $1.197 billion, up 1.3%
•	Heritage aggregates product line pricing up 2.1% and volume down 4.7%
•	Specialty Products record net sales of $149.1 million and record earnings from operations of $50.0 million
•	Selling, general and administrative expenses down $4.0 million, or 40 basis points as a percentage of net sales
•	Consolidated operating margin (excluding freight and delivery revenues) of 11.4% compared with 13.7%
•	Earnings per diluted share of $1.46 compared with $1.78

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2011 and 2010. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

Earnings from operations include research and development expense and other operating income and expenses, net. Research and development expense for the Corporation was $0.1 million for the nine months ended September 30, 2010. Consolidated other operating income and expenses, net, was income of $1.2 million and income of $9.0 million for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)

Net sales:
Mideast Group	$341,308		$348,524
Southeast Group	232,469		251,440
West Group	474,070		450,212

Total Aggregates Business	1,047,847	100.0	1,050,176	100.0
Specialty Products	149,084	100.0	131,878	100.0

Total	$1,196,931	100.0	$1,182,054	100.0

Gross profit (loss):
Mideast Group	$94,124		$108,220
Southeast Group	(3,155)		19,238
West Group	83,252		77,686

Total Aggregates Business	174,221	16.6	205,144	19.5
Specialty Products	56,763	38.1	48,271	36.6
Corporate	(1,926)	—	(2,267)	—

Total	$229,058	19.1	$251,148	21.2

Selling, general & administrative expenses:
Mideast Group	$31,458		$31,088
Southeast Group	18,738		19,056
West Group	32,008		31,851

Total Aggregates Business	82,204	7.8	81,995	7.8
Specialty Products	6,926	4.6	8,148	6.2
Corporate	5,256	—	8,222	—

Total	$94,386	7.9	$98,365	8.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)

Earnings (Loss) from operations:
Mideast Group	$66,332		$80,338
Southeast Group	(20,121)		(144)
West Group	53,759		54,654

Total Aggregates Business	99,970	9.5	134,848	12.8
Specialty Products	49,984	33.5	40,067	30.4
Corporate	(14,071)	—	(13,251)	—

Total	$135,883	11.4	$161,664	13.7

Net sales for the Aggregates business for the nine months ended September 30 were $1.048 billion in 2011, a 0.2% decline versus 2010 net sales of $1.050 billion. Aggregates pricing at heritage locations was up 2.1%, while volume decreased 4.7%. Inclusive of acquisitions and divestitures, aggregates product line pricing increased 1.9% and volume decreased 4.1% for the nine months ended September 30, 2011.

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended September 30, 2011
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	(4.6%)	1.3%
Southeast Group	(13.3%)	5.9%
West Group	(0.5%)	2.0%
Heritage Aggregates Operations	(4.7%)	2.1%
Aggregates Product Line (3)	(4.1%)	1.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

	Nine Months Ended September 30,
	2011	2010
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	29,558	30,977
Southeast Group	19,378	22,352
West Group	45,614	45,836

Heritage Aggregates Operations	94,550	99,165
Acquisitions	573	—
Divestitures (4)	11	18

Aggregates Product Line (3)	95,134	99,183

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

Specialty Products’ net sales were $149.1 million for the first nine months of 2011 compared with $131.9 million for the prior-year period. The increase in net sales is due to volume growth in all major product lines. Earnings from operations for the nine months ended September 30, 2011 were $50.0 million compared with $40.1 million for the prior-year period.

Direct production costs and nonproduction costs for the Aggregates business increased during the nine months ended September 30, 2011 due to increased diesel expense, higher raw material costs for liquid asphalt and an increase in embedded freight costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

The Corporation’s gross margin (excluding freight and delivery revenues) for the nine months ended September 30 decreased 210 basis points to 19.1% in 2011. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2010	$251,148

Aggregates Business:
Pricing strength	30,688
Volume weakness	(33,017)
Increase in noncontrollable energy costs	(15,522)
Increase in liquid asphalt costs	(8,153)
Other cost increases, net	(4,919)

Decrease in Aggregates Business gross profit	(30,923)
Specialty Products	8,492
Corporate	341

Decrease in consolidated gross profit	(22,090)

Consolidated gross profit, nine months ended September 30, 2011	$229,058

Selling, general and administrative expenses declined $4.0 million during the nine months ended September 30, 2011 due to lower personnel costs related to stock-based compensation and lower pension costs, partially offset by nonrecurring early retirement costs.

For the nine months ended September 30, consolidated other operating income and expenses, net, was income of $1.2 million in 2011 compared with income of $9.0 million in 2010. The 2011 amount includes $2.4 million of transactions costs related to acquisitions. During 2010, the Corporation settled legal proceedings relating to its Greenwood, Missouri, operation for less than its established legal reserve, which increased other operating income for the West Group by $5.0 million.

Consolidated interest expense was $45.3 million for the nine months ended September 30, 2011 compared with $51.5 million for the prior-year period. The decrease was due to a higher mix of variable-rate debt which currently bears a lower rate of interest compared with the Corporation’s fixed-rate debt.

The change in the year-to-date consolidated overall estimated effective income tax rate during the third quarter of 2011, when compared with the year-to-date consolidated overall estimated effective tax rate as of June 30, 2011, increased consolidated net earnings for the nine months ended September 30, 2011 by $3.6 million, or $0.08 per diluted share.

The settlement of legal proceeding relating to the Greenwood, Missouri, operation increased net earnings for the nine months ended September 30, 2010 by $2.8 million, or $0.06 per diluted share.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the nine months ended September 30, 2011 was $179.9 million compared with $202.6 million for the same period in 2010. Operating cash flow is primarily from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, offset by working capital requirements. The reduction in net cash provided by operating activities for the nine months of 2011 as compared with the year-earlier period is primarily due to lower consolidated net earnings and a $4.4 million increase in inventories in 2011 compared with an $8.9 million inventory reduction in 2010, partially offset by a lower buildup of receivables. Days sales outstanding was 45 days, essentially unchanged from 2010.

Depreciation, depletion and amortization were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)
Depreciation	$124,676	$130,433
Depletion	2,592	3,171
Amortization	2,405	2,342

	$129,673	$135,946

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the year. Full year 2010 net cash provided by operating activities was $269.8 million compared with $202.6 million for the first nine months of 2010.

Capital expenditures, exclusive of acquisitions, for the first nine months were $93.5 million in 2011 and $110.0 million in 2010. In May 2011, the Corporation initiated construction of a $53 million dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. This project is expected to be substantially complete by late 2012. The Corporation also opened an aggregates sales yard near Tampa, Florida adding to its rail-distribution network and serving the Tampa and Lakeland, Florida markets. Full-year capital spending for 2011 is expected to be approximately $155 million, including the Hunt Martin Materials joint venture but exclusive of acquisitions. Comparable full-year capital expenditures were $135.9 million in 2010.

During the nine months ended September 30, 2011, the Corporation acquired six aggregates facilities, as well as, several asphalt and ready mixed concrete operations in western San Antonio, Texas. This transaction provides over 200 million tons of high-quality limestone reserves and complements the Corporation’s existing integrated presence in this high-growth market. Over the past five years, San Antonio’s population and economic growth have consistently outperformed comparable national results with population growth of 13%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

On October 12, 2011, the Corporation announced that it signed a definitive agreement for an asset exchange with Lafarge North America Inc. (“Lafarge”) to acquire its Front Range business in and around metropolitan Denver, Colorado. Under the terms of the agreement, the Corporation will receive aggregates sites, as well as vertically-integrated ready mixed concrete and asphalt plants and a road paving business. In exchange, Lafarge will receive properties consisting of quarries, an asphalt plant and distribution yards operated by the Corporation along the Mississippi River and a cash payment. Subject to regulatory approval, the Corporation expects to close the transaction this year.

On March 31, 2011, the Corporation entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents, and the lenders party thereto (the “Credit Agreement”), which provides for a $250 million senior unsecured term loan (the “Term Loan Facility”) and a $350 million four-year senior unsecured revolving facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Senior Unsecured Credit Facilities”). On March 31, 2011, the Corporation borrowed $250 million under the Term Loan Facility, a portion of which was used to prepay outstanding borrowings of $111.8 million on the Term Loan due 2012. These borrowings were still outstanding at September 30, 2011. Additionally, at September 30, 2011, the Corporation had outstanding borrowings of $20 million on its Revolving Facility, which the Corporation currently has the ability and intent to maintain outstanding for longer than twelve months.

Additionally, on March 31, 2011, the Corporation entered into the Second Amendment to Account Purchase Agreement with Wells Fargo Bank, N.A., which amended its $100 million secured accounts receivable credit facility (the “AR Credit Facility”). As amended, purchases and settlements will be made monthly. Additionally, as amended, borrowings under the AR Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.35%. Borrowings under the AR Credit Facility are limited based on the balance of the Corporation’s accounts receivable and mature on April 20, 2012.

On April 1, 2011, the Corporation borrowed $100 million under the AR Credit Facility, which, in addition to proceeds from the Term Loan Facility, was used to repay $242.1 million of 6.875% Notes that matured on that date. At September 30, 2011, the Corporation had borrowings of $100 million outstanding under the AR Credit Facility. These borrowings were classified as long-term on the consolidated balance sheet as the Corporation has the ability and intent to refinance its AR Credit Facility with borrowings that will mature in more than twelve months.

During the nine months ended September 30, 2011, the Corporation purchased the remaining interest in a limited liability company for $10.4 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2011 and 2010. Management currently has no intent to repurchase any shares of its common stock. At September 30, 2011, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

At September 30, 2011, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.07 times and was calculated as follows (dollars in thousands):

Twelve Month Period October 1, 2010 to September 30, 2011
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$ 82,102
Add back:
Interest expense	62,200
Income tax expense	22,712
Depreciation, depletion and amortization expense	170,768
Stock-based compensation expense	12,308
Deduct:
Interest income	(890)

Consolidated EBITDA, as defined	$ 349,200

Consolidated debt, including debt guaranteed by the Corporation, at September 30, 2011	$ 1,070,925
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at September 30, 2011	—

Consolidated net debt, as defined, at September 30, 2011	$ 1,070,925

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2011 for the trailing twelve months EBITDA	3.07 X

In the event of a default on the leverage ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, including the asset exchange with Lafarge, and allow for payment of dividends for the foreseeable future. At September 30, 2011, the Corporation had $328 million of unused borrowing capacity under its Revolving Facility, subject to complying with the Ratio, and no available borrowings on its AR Credit Facility. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility terminates on April 20, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

The Corporation may be required to obtain financing in order to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size would require an appropriate balance of newly-issued equity with debt in order to maintain an investment-grade credit rating. The Corporation is exposed to the credit markets, through the interest cost related to its variable rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility, and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. The Corporation’s credit ratings are investment-grade level. On April 28, 2011, Standard & Poor’s reaffirmed its BBB+ corporate credit rating and revised its outlook on the Corporation’s long-term rating to stable. On October 19, 2011, Moody’s reaffirmed its Baa3 corporate credit rating and stable rating outlook. While management believes its credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at those levels.

Contractual Obligations

At September 30, 2011, the Corporation’s contractual obligations, including interest, related to its Term Loan Facility were as follows (dollars in thousands):

	Total	< 1 yr	1-3 yrs.	3-5 yrs.

Long-term debt	$250,000	$5,000	$10,000	$235,000
Interest (off balance sheet)	16,771	4,909	9,519	2,343

Total	$266,771	$9,909	$19,519	$237,343

Management has the ability and intent to refinance its $100 million of outstanding borrowings on its AR Credit Facility with borrowings that will mature in more than twelve months. Management currently intends to maintain $20 million of outstanding borrowings on its Revolving Facility for longer than twelve months.

TRENDS AND RISKS    The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

OUTLOOK

A variety of factors beyond the Corporation’s direct control continue to make forecasting future performance unclear. Of particular note is the status of long-term federal infrastructure funding and uncertainties about the timing and amount of such funding. However, management is pleased to see increased dialogue in Washington, D.C. regarding the need for a multi-year surface transportation bill and its role in jobs creation. While there is bipartisan Congressional agreement that infrastructure is a key and essential governmental priority, the national debt has created a heightened sensitivity with respect to all government spending.

National forecasts earlier this year predicted stabilization and improvements in the overall housing market, and the Corporation increased aggregates shipments to that sector in discrete geographic areas. However, the United States Census Bureau reported that nationally seasonally adjusted value of residential construction put in place declined slightly during the first eight months of 2011. Economists continue to be divided over both the timing of recovery in residential construction and the pace of recovery, complicating management’s outlook. Management believes that when this sector recovers, there will be a notable volume impact, and the Corporation is well-positioned to benefit from that upturn.

Given the uncertainty created by the absence of a long-term highway bill, management expects the infrastructure end-use market to be down in the mid-single digit range for 2011. While management anticipates a modest volume recovery in the commercial component of the Corporation’s nonresidential end-use market, aggregates shipments to the energy sector have declined from 2010 levels. Natural gas prices, the timing of lease commitments for oil and natural gas companies, geographic transitions and weather conditions continue to affect energy-sector activity. Overall, nonresidential end-use shipments for the year are likely to be down slightly. Management expects the rate of improvement in the residential end-use market to be comparable with 2010. Finally, ChemRock/Rail shipments should be down slightly compared with 2010. Accordingly, management is revising the Corporation’s volume guidance for 2011, largely based on the strength of the fourth quarter of 2010, which reflected dry weather and strong agricultural lime shipments. Management now expects aggregates product line shipments for full-year 2011 to decrease from 2% to 4%.

Despite lower volume guidance for the year, management remains confident that the Corporation’s pricing growth is sustainable and reaffirms its previous guidance. For the full year, management expects an increase in aggregates pricing ranging from 2% to 4%. These increases may not be uniform throughout the enterprise.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

Aggregates product line direct production costs are expected to decline for the full year. However, lower annual production in response to the decline in shipments, when coupled with higher energy costs, is expected to result in a higher cost per ton for the aggregates product line. The Specialty Products segment should contribute approximately $60 million in pretax earnings for 2011, as economic recovery drives industrial demand for magnesia-based chemicals products and continued demand for environmental applications is driven by the United States’ focus on green technology and innovation.

Offsetting those factors over which the Corporation has little or no control are those items it does control: selling, general and administrative expenses should be lower in 2011, primarily due to reduced pension expense and after absorbing the nonrecurring early retirement benefit. Interest expense should be approximately $60 million in 2011, or $8 million less than 2010, resulting from the refinancing of $242 million of 6.875% Senior Notes with variable-rate borrowings under the Corporation’s outstanding credit facilities. The Corporation’s effective tax rate is expected to be 26%. Capital expenditures are forecast at $155 million for 2011, including the first $25 million of the $53 million Specialty Products project.

The 2011 estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2011 performance will be, as previously noted, the United States economy and its impact on construction activity.

Other risks related to the Corporation’s future performance include, but are not limited to: both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; a greater-than-expected decline in infrastructure construction as a result of continued delays in traditional federal, ARRA, state and/or local infrastructure projects and continued uncertainty regarding the timing and amount of the federal highway bill; a decline in nonresidential construction; a slowdown in the residential construction recovery; or some combination thereof. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states have general fund budget pressures driven by lower tax revenues. If these pressures negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina and Texas, states which disproportionately affect the Corporation’s revenue and profitability, are among the states experiencing these fiscal pressures, although recent statistics indicate that tax revenues are increasing.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

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

Transportation in the Corporation’s long-haul network, particularly barge availability on the Mississippi River system as well as rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. The first and fourth quarters are most adversely affected by winter weather.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

(Continued)

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Georgia, Iowa and Louisiana, which when coupled with North Carolina, represented 55% of 2010 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a decline in the commercial construction market, notably office and retail space; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the early onset of winter and the impact of a drought in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts; continued increases in the cost of other repair and supply parts; transportation availability, notably barge availability on the Mississippi River system and the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy costs and higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the debt covenant if price and volume return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2011

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

FORM 10-Q

For the Quarter Ended September 30, 2011

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during the quarter ended September 30, 2011. The residential construction market accounted for approximately 7% of the Corporation’s aggregates product line shipments in 2010.

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

Variable-Rate Borrowing Facilities.    The Corporation has a $600 million Credit Agreement which supports its commercial paper program and a $100 million AR Credit Facility. Borrowings under these facilities and the commercial paper program bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $370 million, which is the outstanding balance at September 30, 2011, would increase interest expense by $3.7 million on an annual basis.

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

FORM 10-Q

For the Quarter Ended September 30, 2011

Energy Costs.    Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. A hypothetical 10% change in the Corporation’s energy costs in 2011 as compared with 2010, assuming constant volumes, would impact annual 2011 pretax earnings by approximately $15.6 million.

Aggregate Risk for Interest Rates and Energy Costs.    Pension expense for 2011 was calculated based on assumptions selected at December 31, 2010. Therefore, interest rate risk in 2011 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on the $370 million of variable-rate borrowings outstanding at September 30, 2011 would increase interest expense on an annual basis by $3.7 million. Additionally, a 10% change in energy costs compared with 2010 would impact annual pretax earnings by $15.6 million.

Item 4.  Controls and Procedures

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	—	$—	—	5,041,871

August 1, 2011 – August 31, 2011	—	$—	—	5,041,871

September 1, 2011 – September 30, 2011	—	$—	—	5,041,871

Total	—	$—	—	5,041,871

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

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

The Corporation presents the following items regarding certain mining safety and health matters for the three months ended September 30, 2011:

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

FORM 10-Q

For the Quarter Ended September 30, 2011

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

PART II-OTHER INFORMATION

(Continued)

Location *	Mine Act Section 104 Significant and Substantial Citations	Mine Act Section 104(b) Orders	Mine Act Section 104(d) Unwarrantable Failure Citations/Orders	Mine Act Section 107(a) Imminent Danger Orders	Total Dollar Value of Proposed MSHA Assessments

Alden Shop	-	-	-	-	$100
Ames	4	-	-	-	5,263
Auburn, GA	-	-	-	-	200
Bakers	1	-	-	-	393
Beckman	1	-	-	-	-
Bessemer City	-	-	-	-	200
Castle Hayne	2	-	-	1	-
Cedarville	-	-	-	-	200
Dubois	-	-	-	-	354
Durham	1	-	-	-	3,657
Forsyth	-	-	-	-	100
Fort Dodge	1	-	-	-	-
Garner	1	-	-	-	-
Granite Canyon	-	-	-	-	300
Guernsey	2	-	-	-	-
Helotes	-	-	-	-	200
Jamestown	1	-	-	-	1,061
Kentucky Ave	1	-	-	-	592
Kings Mountain	-	-	-	-	100
Milford	4	-	-	-	-
Parkville	1	-	-	-	585
Paulding	1	-	-	-	-
Randolph Deep	1	-	-	-	-
Reidsville	-	-	-	-	108
Rocky River	-	-	-	-	100
Sawyer	-	-	-	-	400
Spanish Springs	5	-	-	-	-
Stamper	1	-	-	-	660
Three Rivers	4	-	-	-	18,657
Weeping Water	1	-	-	-	2,568
Xenia	-	-	-	-	100
Total	33	0	0	1	$35,898

*	Only locations that have received violations, citations, orders and/or proposed assessments issued under the Mine Act have been included in this table.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

PART II-OTHER INFORMATION

(Continued)

The preceding table lists the total dollar value of proposed assessments from MSHA under the Mine Act for the three months ended September 30, 2011. Some of these assessments were paid by the Corporation during the three-month period in question or have been paid subsequent to September 30, 2011. Other of these assessments have been contested by the Corporation in accordance with its rights and procedures. Some of the assessments may have been reduced in severity or amount, or even dismissed. The total dollar value of all assessments from MSHA under the Mine Act remaining outstanding as of September 30, 2011 was approximately $0.6 million.

For the three months ended September 30, 2011, none of the Corporation’s aggregates quarries or mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. If MSHA determines that a mine has a “pattern” of these types of violations, or the potential to have such a pattern, MSHA is required to notify the mine operator of the existence of such a thing. During the three months ended September 30, 2011, the Corporation experienced no fatalities at any of its aggregates quarries or mines.

The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. As of September 30, 2011, the Corporation has a total of 55 matters pending before the Commission. This includes legal actions that were initiated prior to the three months ended September 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

PART II-OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document
31.01	Certification dated November 7, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 7, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 7, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 7, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

(Registrant)

Date: November 7, 2011	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 7, 2011 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 7, 2011 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 7, 2011 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 7, 2011 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase