Form 10-K
period 2011-12-31
MARTIN MARIETTA MATERIALS INC
filed 2012-02-29
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,750,661,896 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 23, 2012
Common Stock, $.01 par value per share	45,624,785 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2011 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company”) is a leading producer of aggregates products (crushed stone, sand, and gravel) for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural, and chemical grade stone used in environmental applications. The Company’s aggregates business also includes asphalt products, ready mixed concrete, and road paving materials. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to customers in the steel industry. In 2011, the Company’s Aggregates business accounted for 87% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 13% of the Company’s total net sales.

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

In 2011, the Company acquired three aggregates-related businesses. First, it acquired the assets of an aggregates, asphalt, and ready mixed concrete business located in western San Antonio, Texas. Next, it exchanged certain assets with Lafarge North America Inc. (“Lafarge”), pursuant to which it received aggregate quarry sites, ready mixed concrete and asphalt plants, and a road paving business in and around the metropolitan Denver, Colorado, region, in exchange for which Lafarge received properties consisting of quarries, an asphalt plant, and distribution yards operated by the Company along the Mississippi River (referred to herein as the Company’s “River District Operations”) and a cash payment. Finally, the Company acquired a privately-held ready mixed concrete business in the Denver, Colorado area.

Between 2001 and 2011, the Company disposed of or permanently shut down a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Specialty Products segment. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2012 in an effort to redeploy capital for other opportunities.

Recent Developments

On December 12, 2011, the Company proposed a business combination with Vulcan that would create a U.S.-based company that would be the global leader in construction aggregates (hereinafter, referred to as “proposed business combination with Vulcan”). The proposed business combination with Vulcan would be effected through a stock-for-stock, tax-free transaction, in which each outstanding share of Vulcan common stock will be exchanged for 0.50 of a share of the Company’s common stock (together with the associated preferred stock purchase rights). On December 12, 2011 the Company commenced an exchange offer for all of the outstanding shares of Vulcan common stock at the same exchange ratio. The proposed business combination with Vulcan and the exchange offer has the unanimous support of the Company’s Board of Directors. The offer represents a premium for Vulcan shareholders of 15% to the average exchange ratio based on the closing share prices for Vulcan and the Company during the 10-day period ended December 9, 2011, the trading day before the commencement of the offer, and 18% to the average exchange ratio based on the closing share prices for Vulcan and the Company during the 30-day period ended December 9, 2011. If all shares of Vulcan common stock are exchanged pursuant to the offer, former Vulcan shareholders would own, in the aggregate, approximately 58% of the outstanding shares of the Company’s common stock, based on the proposed exchange ratio. The Company also intends to maintain the dividend for the combined company at the Company’s current rate of $1.60 per share annually, or the equivalent of $0.80 per Vulcan share annually, based on the proposed exchange ratio.

In furtherance of the proposed business combination with Vulcan, the Company submitted notice to Vulcan of its intention to nominate five independent director candidates for election to Vulcan’s Board of Directors at Vulcan’s 2012 Annual Meeting of Shareholders and filed a preliminary proxy statement (and amendments thereto) with the Securities and Exchange Commission (the “SEC”) in connection with the proposal. The Company’s nominees, if elected, would replace the Vulcan directors whose terms are scheduled to expire in 2012. The Company intends to file a definitive proxy statement and when completed, the Company’s definitive proxy statement and accompanying proxy card will be mailed to Vulcan shareholders.

Management believes that a strategic combination of the Company and Vulcan is compelling financially and operationally, and that such a combination provides significant benefits for shareholders of both companies, as well as their employees, customers and communities. Management is committed to and intends to take the necessary steps to consummate the proposed business combination with Vulcan.

Risks and uncertainties relating to the Company’s proposed business combination with Vulcan are summarized under Item IA, Risk Factors, of this Form 10-K. For additional information regarding the proposed business combination with Vulcan, please see the prospectus/offer to exchange included in the Company’s Registration Statement on Form S-4 filed with the SEC on December 12, 2011 (as may be amended from time to time).

Business Segment Information

The Company operates in four reportable business segments: the Mideast Group, Southeast Group, and West Group, collectively the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2011 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2011 consolidated financial statements (the “2011 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2011 Annual Report to Shareholders (the “2011 Annual Report”), which information is incorporated herein by reference.

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

The Company is the second largest producer of aggregates for the construction industry in the United States. In 2011, inclusive of 6.3 million tons attributable to operations divested during the year, the Company’s Aggregates business shipped 125.1 million tons of aggregates primarily to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands. For continuing operations, the business shipped 118.8 million tons of aggregates, generating net sales and earnings from operations of $1.3 billion and $127.5 million, respectively.

The Aggregates business markets its products primarily to the construction industry, with approximately 54% of its heritage aggregates shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.

The Company’s aggregates shipments volume has ranged from 123 million tons to 130 million tons over the last three years, reflecting a certain degree of volume stability in a cyclical trough environment. Overall aggregates shipments declined 3.8% in 2011 after a 5.4% increase in 2010 in aggregates shipments over 2009 levels representing the Company’s first year of volume growth since 2005. The Company’s heritage aggregates shipments declined 3.5% in 2011 compared to 2010. Heritage aggregates shipments exclude tonnage from acquisitions that were not included in prior-year operations for a full year and divestitures. Prior to 2010, the ongoing economic recession had resulted in unprecedented reductions in aggregates shipments, as evidenced by United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments have also suffered as states continue to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), the federal economic stimulus plan signed into law in February 2009, provided approximately $28.6 billion of additional funding for highways, roads, bridges and airports through 2012. However, the lack of shovel-ready projects delayed the impact of ARRA on the aggregates industry. As of December 31, 2011, approximately 15% of ARRA infrastructure funds remain and, by law, must be spent in 2012. Based on its market positions, the Company estimates that it has supplied approximately 6% to 8% of aggregates required for projects funded by ARRA and will supply approximately the same percentage amounts in 2012.

The Company’s Aggregates business covers a wide geographic area, with aggregates, asphalt products, and ready mixed concrete sold and shipped from a network of approximately 304 quarries, underground mines, distribution facilities, and plants to customers in 31 states, Canada, the Bahamas, and the Caribbean Islands. The Company’s five largest revenue-generating states (Texas, North Carolina, Iowa, Georgia, and South Carolina) account for approximately 57% of total 2011 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. The economic recession nationally and in these states has negatively impacted the Company’s Aggregates business.

The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Furthermore, mild winter weather conditions typically do not result in increased first-quarter shipments as contractors cannot cost-effectively mobilize and demobilize equipment and manpower during the winter months. The recent acquisitions of operations in the Denver, Colorado market increased the Company’s exposure to winter weather and risk of losses in the first and fourth quarters. Excessive rainfall or severe drought, however, can jeopardize shipments, production, and profitability in all of the Company’s markets. For example, in 2011, several Midwest states, including Iowa, Indiana, and Ohio, recorded the wettest April in more than a century. These record levels of rainfall led to the flooding of the Mississippi River in April and May, restricting production and shipments in several of the Company’s south central operations. Near the end of 2011, however, we divested most of these south central operations to Lafarge as part of the River District Operations. Additionally, in 2011, record snowfall in the Rocky Mountains and near-record spring rainfall triggered flooding of the Missouri River, interrupting the Company’s operations in Iowa, Nebraska, Missouri, and Kansas. Due to these factors, the Company’s second and third quarters are typically the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September, and October, and have experienced weather-related losses in recent years.

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

A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2011, the originating mode of transportation for the Company’s aggregates shipments was 70% by truck, 20% by rail, and 10% by water. Excluding the aggregates shipments from the River District Operations, which were divested in 2011, the originating mode of transportation for the Company’s aggregates shipments in 2011 was 72% by truck, 21% by rail and 7% by water. Although the Company divested its River District Operations in 2011 as part of the asset exchange with Lafarge, the development of water and rail distribution yards continues to be a key component of the Company’s strategic growth plan. While the River District Operations were being serviced as part of the Company’s barge long-haul distribution network, those divested operations were not in high-growth states. The majority of the rail and water movements occur in the Southeast Group and the West Group, areas which generally lack a long-term indigenous supply of coarse aggregates but exhibit above-average growth characteristics driven by long-term population trends. The Company has an extensive network of aggregate quarries and distribution centers throughout the southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts.

During the recent economic recession, the Company set a priority of preserving capital while maintaining safe, environmentally-sound operations. As the Company returns to a more normalized operating environment, management expects to focus a significant part of its capital growth spending program on expanding key Southeast and Southwest operations. In 2010, the Company acquired a deep-water port operation in Port Canaveral, Florida that serves the greater Orlando market. In 2011, the Company opened an aggregates sales yard near Tampa, Florida, adding to its rail-distribution network and serving the Tampa and Lakeland, Florida, markets. In addition to capital projects for the Aggregates business, in 2011, the Company initiated construction of a $53 million dolomitic lime kiln at its Specialty Products location in Woodville, Ohio, which is expected to add over 275,000 additional tons of capacity per year. This project is expected to be completed in late 2012.

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

As the Company continues to move more aggregates by rail and water, internal freight costs have consequently reduced gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increase the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, ship, or barge availability, and weather disruptions. The Company has entered into long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it must still pay the shipping company the contractually-stated minimum amount for that year. In 2011, the Company incurred a $0.3 million expense due to not shipping the minimum tonnages. Similar charges are possible in 2012 if shipment volumes do not increase.

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

The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via deepwater ships, and barges should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation has slowed in the last several years as the number of suitable small to mid-sized acquisition targets in high-growth markets declines. During the recent period of fewer acquisition opportunities, the Company has focused on investing in internal expansion projects in high-growth markets. Management anticipates the number of acquisition opportunities to increase as a result of the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset divestitures from companies rationalizing non-core assets and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates business. These vertically integrated operations accounted for approximately 8% of revenues of the Aggregates business in 2011. These operations have lower gross margins than aggregates products, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. The road paving and trucking businesses were acquired as supplemental operations that were part of larger acquisitions. As such, in the past they have not represented core businesses of the Company. The results of these operations have traditionally been insignificant to the Company as a whole. Over the last few years, the Company has disposed of some of these operations. The Company has continued to review carefully each of the acquired vertically integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company has also reviewed other independent vertically integrated operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own vertically integrated operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, in 2011 the Company completed the acquisitions described under General above, which included vertically integrated operations, including asphalt, ready mixed concrete, and road paving businesses in the Denver, Colorado, and San Antonio, Texas markets. Vertically integrated operations are expected to have a more significant impact on the results of the Company in future periods.

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

Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $17.5 million, $17.0 million, and $19.8 million during 2011, 2010, and 2009, respectively.

Specialty Products Business

The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2011, 71% of Specialty Products’ net sales were attributable to chemical products, 28% to lime, and 1% to stone. Overall net sales in the Specialty Products business increased in 2011 reflecting growth in both magnesia chemicals sales and dolomitic lime shipments to the steel industry.

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

In 2011, approximately 72% of the lime produced was sold to third-party customers, while the remaining 28% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry accounted for approximately 46% of the Specialty Products’ net sales in 2011, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. In 2011, steelmaking rates in the United States improved 8% over 2010, driven by growth from the auto, energy and heavy equipment manufacturing segments. Production rates for steel were approximately 75% in 2011, up from 70% in 2010, of domestic steelmaking capacity. According to Fitch Ratings, steel demand is expected to continue to grow, but not reach full recovery until 2013 at the earliest. Additionally, average capacity utilization is expected to rise but not reach 80% on average in 2012.

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

Approximately 11% of the revenues of the Specialty Products business in 2011 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, so no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $24.2 million, $17.1 million, and $16.2 million, in 2011, 2010, and 2009, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.

The Company is currently constructing a new dolomitic lime kiln for its Specialty Products business at Woodville, Ohio. The new dolomitic lime capacity is committed under a long-term contract and is expected to add over 275,000 tons of capacity and $22 million to $25 million of annual net sales to the Specialty Products segment at comparable current margins when completed in late 2012.

Patents and Trademarks

As of February 29, 2012, the Company owns, has the right to use, or has pending applications for approximately 98 patents pending or granted by the United States and various countries and approximately 107 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

There are over 5,500 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company, in its Aggregates business, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels, rail, and river barges have enhanced the Company’s ability to compete in the aggregates business. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

The Company’s Specialty Products business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 11% of revenues for the Specialty Products business in 2011, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.

Research and Development

The Company conducts research and development activities principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan. In general, the Company’s research and development efforts are directed to applied technological development for the use of its chemicals products. The amounts spent by the Company in each of the last two years on research and development activities were not considered material.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $10.5 million in 2011 and approximately $9.1 million in 2010 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $1.4 million in 2011 and are expected to be approximately $1.0 million in 2012 and 2013. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2011 and 2010. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2011 Financial Statements and the 2011 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2011 Financial Statements included under Item 8 of this Form 10-K and the 2011 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2011 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

In 2010, the United States Environmental Protection Agency (“USEPA”) included the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Company in 2010 and 2011 regarding the Company’s compliance with the CAA New Source Review (“NSR”) program at the Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Company has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Company believes it is in substantial compliance with the NSR program. Because the enforcement proceeding is in its initial stage, at this time the Company cannot reasonably estimate what reasonable likely penalties or required upgrades to equipment might ultimately be required. The Company believes that any costs related to any required upgrades will be spread over time and will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

In the vicinity of and beneath the Specialty Products facility in Manistee, Michigan, there is an underground plume of material originating from adjacent property which formerly was used by Packaging Corporation of America (“PCA”) as a part of its operations. The Company believes the plume consists of paper mill waste. On September 8, 1983, the PCA plume and property were listed on the National Priorities List (“NPL”) under the authority of the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund” statute). The PCA plume is subject to a Record of Decision issued by the USEPA on May 2, 1994, pursuant to which PCA’s successor, Pactiv Corporation (“Pactiv”), is required to conduct annual monitoring. The USEPA has not required remediation of the groundwater contamination. On January 10, 2002, the Michigan Department of Environmental Quality (“MDEQ”) issued Notice of Demand letters to the Company’s wholly-owned subsidiary, Martin Marietta Magnesia Specialties (“Magnesia Specialties”), PCA and Pactiv indicating that it believes that Magnesia Specialties’ chloride contamination is commingling with the PCA plume which originates upgradient from the Magnesia Specialties property. The MDEQ is concerned about possible effects of these plumes, and designated Magnesia Specialties, PCA and Pactiv as parties responsible for investigation and remediation under Michigan state law. The MDEQ held separate meetings with Magnesia Specialties, PCA, and Pactiv to discuss remediation and reimbursement for past investigation costs totaling approximately $700,000. Magnesia Specialties entered into an

Administrative Order with the MDEQ to pay for a portion of MDEQ’s past investigation costs and thereby limit its liability for past costs in the amount of $20,000. Michigan law provides that responsible parties are jointly and severally liable, and, therefore, Magnesia Specialties is potentially liable for the full cost of funding future investigative activities and any necessary remediation. Michigan law also provides a procedure whereby liability may be apportioned among responsible parties if it is capable of division. The Company believes that the liability most likely will be apportioned and that any such costs attributed to Magnesia Specialties’ brine contamination will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the liability will be apportioned or that the compliance costs will not have a material adverse effect on the financial condition or results of the operations of the Specialty Products business.

In September 2005, the USEPA designated several entities as potentially responsible parties (PRPs) under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), at the Ward Transformer Superfund site located in Raleigh, North Carolina. In April 2009, two PRPs filed separate actions in the U.S. District Court for the Eastern District of North Carolina against more than 100 other entities, including the Company, seeking contribution from the defendants for expenses incurred by the plaintiffs related to work performed at a portion of the site. The USEPA has not designated the Company as a PRP. The ultimate outcome of these matters will depend upon further environmental assessment and the ultimate number of PRPs and defendants who are held liable for the costs and cannot be determined at this time. The Company believes that any liability will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has been reviewing its operations with respect to climate change matters and its sources of greenhouse gas emissions. On December 7, 2009, the USEPA made an endangerment finding under the Clean Air Act that the current and projected concentrations of the six key greenhouse gases (sometimes referred to as “GHG” or GHGs”) in the atmosphere threaten the public health and welfare of current and future generations. The six GHGs are carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. As of 2010, facilities that emitted 25,000 metric tons or more per year of GHGs are required to annually report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. On May 13, 2010, the USEPA issued a final rule to impose additional permitting requirements on existing GHG sources emitting greater than 25,000 metric tons per year of GHGs. Permitting requirements will be phased in over several years and apply to both new sources and modifications to existing facilities where GHGs increase and exceed certain specified thresholds. The regulated facilities will be required to determine the best available control technology to control GHG emissions. In Congress, both the House and Senate had considered climate change legislation, including the “cap-and-trade” approach. Cap and trade is an environmental policy tool that delivers results with a mandatory cap on emissions while providing sources flexibility in how they comply by trading credits with other sources whose emissions are below the cap. Another approach that had been proposed was a tax on emissions. The Company believes that climate change legislation is not a priority item in Congress in the near future and that the primary method that greenhouse gases will be regulated is through the USEPA using its rule-making authority. Various states where the Company has operations are also considering climate change initiatives, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed.

The operations of the Company’s Aggregates business are not major sources of GHG emissions. Most of the GHG emissions from aggregate operations are tailpipe emissions from mobile sources such as heavy construction and earth-moving equipment. The manufacturing operations of the Company’s Specialty Products business in Woodville, Ohio releases carbon dioxide, methane and nitrous oxide during the production of lime. The Specialty Products operation in Manistee, Michigan releases carbon dioxide, methane, and nitrous oxides in the manufacture of magnesium oxide and hydroxide products. Both of these operations are filing annual reports of their GHG emissions in accordance with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. If and when Congress passes legislation on GHGs, the Woodville and Manistee operations will likely be subject to the new program. The Company believes that the USEPA may impose additional regulatory restrictions on emissions of GHGs that will impact the Company’s Woodville and Manistee operations. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville operation or for magnesium hydroxide produced at the Manistee operation would be passed on to its customers. The magnesium oxide products produced at the Manistee operation compete against other products that emit a lower level of GHGs in their production. Therefore, the Manistee facility may be required to absorb additional costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. The Company is also analyzing the obligations of our Manistee facility’s global customer base with regards to climate change treaties and accords. The Company at this time cannot reasonably predict what the costs of compliance will be but does not believe it will have a material adverse effect on the financial condition or results of the operations of the Specialty Products business.

Employees

As of January 31, 2012, the Company has approximately 4,993 employees, of which 3,709 are hourly employees and 1,284 are salaried employees. Included among these employees are 768 hourly employees represented by labor unions (15.0% of the Company’s employees). Of such amount, 15.2% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 100% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2015. The Woodville collective bargaining agreement expires in June 2014. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at either location. The Company added a net increase of approximately 463 employees directly related to the acquisitions it completed in 2011.

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

The Company maintains an internet address at www.aggregatesleader.com to provide additional information about the proposed business combination with Vulcan.

ITEM 1A.	RISK FACTORS

General Risk Factors

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

The current market environment has hurt the economy, and we have considered the impact on our business. The overall United States economy remains weak, with national debt at a record high and commercial and consumer credit availability remaining tight. While we were encouraged by an increase in our aggregates shipments in 2010, the first year of volume growth since 2005, 2011 saw volume drop off again, as our overall aggregates shipments declined 3.8% over 2010 levels (with heritage aggregates shipments declining 3.5% over 2010 levels, as discussed in more detail below). Demand for our products, particularly in the nonresidential and residential construction markets, could continue to fall if companies and consumers are unable to get credit for construction projects or if the economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may continue to hurt the funding available for infrastructure spending. The lack of available credit has limited the ability of states to issue bonds to finance construction projects. Several of our top sales states have stopped or slowed bidding projects in their transportation departments.

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

While our aggregates operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five revenue-generating states of Texas, North Carolina, Iowa, Georgia, and South Carolina, our profitability will decrease. We experienced this situation with the recent economic recession.

The historic economic recession resulted in large declines in shipments of aggregate products in our industry. For the last three years our aggregates shipments ranged from 123 million tons to 130 million tons, reflecting a certain degree of volume stability. Our aggregates volumes decreased 3.8% in 2011 after a 5.4% increase in 2010 in shipments over 2009 levels representing our first year of volume growth since 2005. Our heritage aggregates shipments decreased 3.5% in 2011 over 2010. We determine our heritage aggregates volume by excluding tonnage from operations we acquired during the year that were not included in previous year operations and operations we divested during the year. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, the current uncertainty created by the lack of a successor federal highway bill has negatively affected spending on public infrastructure projects. There has been a reduction in many states’ investment in highway maintenance.

In February 2009, President Obama signed into law an economic stimulus plan, which was designed to stimulate the economy by providing over $29 billion in new funding for transportation infrastructure. However, the lack of shovel-ready projects and the substitution of stimulus funds for other projects delayed and limited the impact of this stimulus spending on the aggregates industry. At the end of 2011, only about 15% of these infrastructure funds remained, which by law must be spent in 2012. We cannot be assured of the remaining impact of the stimulus plan.

Weakness in the United States economy and uncertainty in long-term federal infrastructure spending hurt infrastructure spending in 2011. The federal stimulus plan is also winding down as all stimulus projects must be completed by the end of 2012. Our heritage aggregates shipments to the infrastructure construction market decreased 5% in 2011. We remain optimistic that the demand and need for infrastructure projects support consistent growth in this market once long-term federal funding is resolved. Approximately 54% of our heritage aggregates shipments in 2011 were to the infrastructure construction market.

Within the construction industry, we sell our aggregates products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall. The overall economy has been hurt by the changes in the financial services sector, including failures of several large financial institutions, historical merger and acquisition activity within that industry, and the resulting lack of credit availability.

We experienced a 3% decrease in heritage aggregates shipments to the nonresidential construction market in 2011, with shipments to the energy sector to support natural gas drilling and exploration projects reduced in part because of lower natural gas prices. These reductions were offset in part by growth in heritage aggregates shipments to the commercial part of nonresidential construction, namely office and retail, which generally follows the residential construction market with a 12-to-18 month lag. We expect this component of the nonresidential construction market to experience modest volume recovery in 2012. Approximately 26% of our heritage aggregates shipments in 2011 were to the nonresidential construction market.

Our heritage aggregates shipments to the residential construction market increased 4% in 2011. While the Federal Reserve kept the federal funds rate at 0% throughout the year, overall weakness in the U.S. economy and reduced consumer lending by banks limited the impact of this low rate. The excess supply of developed lots also stifled new housing starts and limited the more aggregates-intensive subdivision development typically seen in a residential volume recovery. Although we expect moderate improvement in the residential construction market in 2012, housing starts are not expected to achieve a normalized level, estimated at 1.5 million starts nationally, until 2016, according to McGraw Hill Construction. Approximately 8% of our heritage aggregates shipments in 2011 were to the residential construction market.

Consummation of the proposed business combination with Vulcan would increase our exposure to unfavorable conditions in the residential construction market. Vulcan’s sales and volumes in Arizona, Florida, and California have been negatively impacted by foreclosures and a decline in residential construction. Vulcan’s sales volumes and earnings could continue to be depressed and negatively impacted by this segment of the market until there is a recovery in residential construction.

Shipments of chemical rock (comprised primarily of material used for agricultural lime and flue gas desulfurization) and ballast product sales (“ChemRock/Rail”) accounted for approximately 12% of our heritage aggregates shipments and decreased slightly in 2011. Three of our top ten customers in 2011 were Class I railroads. We expect our ChemRock/Rail shipments to be relatively flat in 2012 compared to 2011.

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

The federal highway bill provides annual highway funding for public-sector construction projects. The most recent federal highway bill passed in 2005 provided funding of $286.4 billion for highway, transit, and highway safety programs, but ended September 30, 2009. While a multi-year successor federal highway bill has not been approved, Congress has extended the provisions of the current law under eight continuing resolutions through March 31, 2012. Given the record level of national debt and the resulting pressure on all government spending, we cannot be assured that Congress will pass a multi-year successor federal highway bill or will continue to extend the provisions of the most recent law at the same levels. Historically, states have been reluctant to commit to long-term projects while under continuing resolutions. In fact, obligations for federal highway funds are at a five-year low through the first three months of the federal fiscal year ending September 30, 2012 and $1.06 billion less than were obligated during the first three months of fiscal 2011, when the highway bill was also operating under continuing resolutions.

Federal highway bills provide spending authorizations that represent maximum amounts. Each year, an appropriation act is passed establishing the amount that can actually be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund. Once the annual appropriation is passed, funds are distributed to each state based on formulas (apportionments) or other procedures (allocations). Apportioned and allocated funds generally must be spent on specific programs as outlined in the federal legislation. The Highway Trust Fund has experienced shortfalls in recent years, due to high gas prices, fewer miles driven and improved automobile fuel efficiency. These shortfalls created a significant decline in federal highway funding levels. In response to the projected shortfalls, money has been transferred from the General Fund into the Highway Trust Fund over the past three years. Presently, the Congressional Budget Office projects that the highway account, one of the two components of the Highway Trust Fund, will be unable to meet its obligations in a timely manner sometime during fiscal 2012 or 2013. We cannot be assured of the existence, timing or amount of federal highway funding levels in the future.

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

Since the construction aggregates business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable. The recent acquisitions of operations in the Denver, Colorado market increased the Company’s exposure to winter weather and risk of losses in the first and fourth quarters.

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

We have provided under the initial heading “Recent Developments” under Item I of this Annual Report on Form 10-K a description of our proposed business combination with Vulcan. As presently proposed, we would pay the entire purchase price of the proposed business combination with Vulcan with shares of our common stock, which would dilute the ownership interests of our shareholders. We believe, however, the proposed business combination with Vulcan would maximize long-term shareholder value. See “Risk Factors Relating to the Proposed Business Combination with Vulcan.”

Short supplies and high costs of fuel and energy affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. For example, in 2011, increases in energy costs when compared with 2010 lowered net earnings for our businesses by $0.27 per diluted share. We do not hedge our diesel fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, consumption, and the natural hedge created by the ability to increase aggregates prices.

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

Labor unions represent 15.2% of the hourly employees of our aggregates business and 100% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio lime plant expire in August 2015 and June 2014, respectively.

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

Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail, ship, or barge. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations.

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

We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2012 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. For example, beginning in 2009, we were required under new accounting standards to determine whether instruments granted in stock-based payment transactions under our employee benefit plans were considered “participating securities” and included in determining our earnings per share. This resulted in a reduction of our previously-reported net earnings and decreased our previously-reported earnings per share amounts. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2011 financial statements. The federal regulatory body overseeing our accounting standards is now implementing a convergence project, which would conform the accounting in the United States for various topics to the requirements under international accounting standards. Proposed changes are being issued one topic at a time. We have not looked at how all of these topics might impact us. New or revised accounting standards could change our financial results either positively or negatively.

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

During this economic downturn we have been forced to temporarily idle some of our facilities. In 2011, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $55.9 million of costs that could have been inventoried under normal operating conditions. If demand does not improve, such temporary idling could become longer-term, impairing the value of some of the assets at those locations. The timing of increased demand will determine when these locations will be reopened. During the idling period, the plant and equipment will continue to be depreciated. If practicable, we will transfer the mobile equipment and use it elsewhere. Because we continue to have long-term access to the aggregate reserves, these sites are not considered impaired during temporary idlings. Nevertheless, there is a risk of long-term asset impairment at sites that are temporarily idled if the economic downturn does not improve in the near term.

The credit environment could impact the Company’s ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. In 2011, the Company entered into a new multi-year credit facility and amended its accounts credit facility with its banks. It used the proceeds from the new credit facility to repay maturing obligations, prepay other obligations, fund working capital, and other general corporate purposes. In addition in 2012 it amended its leverage ratio covenant under such new credit facility and accounts credit facility to ensure that the impact of business development costs for the proposed business combination with Vulcan and the seasonal working capital requirements for the newly-acquired Colorado operations do not impair liquidity available under such credit facilities. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.

We may be required to obtain financing in order to complete the proposed business combination with Vulcan or to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. Any large strategic acquisition would require that we issue both newly issued equity and debt securities in order to maintain our investment grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding debt and the interest cost on our commercial paper program, to the extent it is available to us. While management believes our credit ratings will remain at an investment-grade level, we cannot be assured these ratings will remain at those levels. While management believes the Company will continue to have credit available to it adequate to meet its needs, there can be no assurance of that.

Our specialty products business depends in part on the steel industry and the supply of reasonably priced fuels.

Our specialty products business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The economic downturn has caused a significant decline in steel manufacturing. While steelmaking increased in 2011, it is still far below levels of the past. We anticipate this weakness to continue in 2012. The specialty products business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.

Our acquisitions could harm our results of operations.

In pursuing our business strategy, we conduct discussions, evaluate opportunities, and enter into acquisition agreements. Acquisitions involve significant challenges and risks, including risks that:

•	We may not realize a satisfactory return on the investment we make;

•	We may not be able to retain key personnel of the acquired business;

•	We may experience difficulty in integrating new employees, business systems, and technology;

•	Our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;

•	We may have difficulty entering into new geographic markets in which we are not experienced; or

•	We may be unable to retain the customers and partners of acquired businesses following the acquisition.

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

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risk Factors Relating to Proposed Business Combination with Vulcan

We have provided under the initial heading “Recent Developments” under Item I of this Annual Report on Form 10-K a description of our proposed business combination with Vulcan. Under the terms of the exchange offer, if consummated, each outstanding share of Vulcan common stock will be exchanged for 0.50 of a share of the Company’s common stock (together with the associated preferred stock purchase rights). Consummation of the proposed business combination with Vulcan presents risks that should be considered by someone purchasing or considering the purchase of our securities. Some of these risks have been described in connection with the discussion of various general risks described above. Other risk factors relating to our proposed business combination with Vulcan are discussed below. The following discussion is not intended as a substitute for the discussion of the proposed transaction contained in our prospectus/offer to exchange used in connection with our proposed business combination with Vulcan. For further information regarding the proposed business combination with Vulcan, please review the prospectus/offer to exchange included in the Company’s Registration Statement on Form S-4 filed on December 12, 2011 with the SEC (as may be amended from time to time), as well as the Company’s other disclosures relating to the proposed business combination with Vulcan. See also “Important Additional Information” under Item 9B of this Form 10-K below.

The exchange ratio of the proposed business combination with Vulcan is fixed and will not be adjusted.

Each outstanding share of Vulcan common stock will be exchanged for the right to receive 0.50 shares of our common stock (together with the associated preferred stock purchase rights) upon consummation of the proposed business combination with Vulcan. This exchange ratio is fixed and will not be adjusted, including in the event of any increase in the price of our common stock or a decrease in the price of Vulcan common stock. In certain circumstances, Vulcan shareholders could receive more value for their shares in the proposed business combination than the value calculated pursuant to the exchange ratio on the date the offer was announced. Because the proposed business combination with Vulcan may not be completed until certain conditions have been satisfied or waived, a significant period of time may pass between the commencement of the offer and the time that we accept shares of Vulcan common stock for exchange.

We have not negotiated the price or terms of the proposed business combination with Vulcan with Vulcan’s board of directors.

We have not negotiated the price or terms of the proposed business combination with Vulcan or its board of directors. Neither Vulcan nor its board of directors has approved the proposed business combination with Vulcan. In response to the commencement of our offer on December 12, 2011, Vulcan filed with the SEC on December 22, 2011 its Schedule 14D-9 reporting that Vulcan’s board of directors had determined to recommend that Vulcan shareholders reject our exchange offer and not tender their shares of Vulcan common stock to us.

In connection with the proposed business combination with Vulcan, we have only conducted a review of Vulcan’s publicly available information and have not had access to Vulcan’s non-public information. Therefore, we may be subject to unknown liabilities of Vulcan which may have a material adverse effect on our profitability, financial condition and results of operations if the proposed business combination with Vulcan is completed.

While we are in the same industry with Vulcan, to date, we have only conducted a due diligence review of Vulcan’s publicly available information in connection with the proposed business combination with Vulcan. The consummation of the offer may constitute a default, or an event that, with or without notice or lapse of time or both, would constitute a default, or result in the termination, cancellation, acceleration or other change of any right or obligation (including, without limitation, any payment obligation) under agreements of Vulcan that are not publicly available. As a result, after the consummation of the offer, we may be subject to unknown liabilities of Vulcan, which may have a material adverse effect on our profitability, financial condition and results of operations.

Uncertainties exist in integrating our business and operations with that of Vulcan, and there can be no assurance that the anticipated benefits of the business combination will be realized.

We intend, to the extent possible, to integrate Vulcan’s operations with our operations. Although we believe that the integration of our operations with that of Vulcan (and the resulting benefits and synergies) will be achievable, there can be no assurance that we will not encounter difficulties integrating Vulcan’s operations with our operations, which could result in our achieving less than the anticipated benefits and synergies of the combination and, therefore, less than the expected cost savings. Additionally, there can be no assurance that the timing for realizing these benefits and synergies will be consistent with the timing we anticipate. The difficulties of combining the operations of the companies include, among other things:

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Vulcan and us;

•	the complexities of integrating the business and operations of Vulcan with those of our company;

•	the retention of existing customers and attraction of new customers;

•	the retention of key employees, and attraction of new employees, if necessary;

•	the consolidation of corporate and administrative infrastructures;

•	the minimization of the diversion of management’s attention from ongoing business concerns; and

•	the possibility of tax costs or inefficiencies associated with the integration of the operations of the combined company.

Also, our proposal is not dependent upon the retention or cooperation of Vulcan’s senior management. There can be no assurance that there will not be some lack of cooperation on the part of Vulcan’s senior executive management and/or its other employees which could adversely affect the integration process.

The payment of cash dividends by the combined company in the future may be subject to certain limitations. The failure of the combined company to maintain or pay dividends may adversely affect its share price.

We intend for the combined company to pay regular dividends to shareholders at our current rate of $1.60 per share annually (equivalent to $0.80 per Vulcan share annually, based on the 0.50 exchange ratio). The ability of the combined company to pay dividends is subject to, among other things, its financial condition, compliance with covenants and financial ratios related to existing or future indebtedness (including Vulcan’s indebtedness) and applicable law. In addition, if Vulcan is required to offer to repurchase outstanding senior unsecured notes, its financial condition may be adversely affected and as a result the combined company could be required to reduce or eliminate its dividend. Please see “Following consummation of the proposed business combination with Vulcan, the credit rating of Vulcan’s indebtedness could be downgraded, which in certain circumstances could give rise to an obligation to redeem Vulcan’s existing indebtedness.” If the combined company reduces or eliminates its dividend, the combined company’s share price may be adversely affected.

We must obtain governmental and regulatory consents to consummate the proposed business combination with Vulcan, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the offer, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the proposed business combination with Vulcan.

The proposed business combination with Vulcan is conditioned on the receipt of all necessary or advisable (at our sole discretion) governmental and regulatory authorizations, consents, orders and approvals or the termination of any necessary or advisable (at our sole discretion) waiting periods, including the expiration or termination of the applicable waiting periods under the federal antitrust laws. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in our proposed offer, then we will not be obligated to accept shares of Vulcan common stock for exchange in the offer.

The governmental agencies from which we are seeking these approvals, or which may otherwise review the transaction, including, in particular, the FTC and the United States Department of Justice, have broad discretion in administering the governing regulations. As a condition to their approval of the proposed transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the proposed business combination with Vulcan or may reduce the anticipated benefits of the combination contemplated by the proposed combination. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to the offer will be satisfied, and, if all required consents and approvals are obtained and the conditions to the consummation of the offer are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the offer, these requirements, limitations, additional costs or restrictions could adversely affect our ability to integrate the operations of the two companies or reduce the anticipated benefits of the proposed combination. This could result in a failure to complete the proposed business combination with Vulcan or have a material adverse effect on the business and results of operations of the combined company.

Although there is some overlap in some regions served by Vulcan and us, we believe that such overlap is limited and that there would be numerous parties interested in purchasing any assets required to be divested. We expect that any asset divestitures that may be required in connection with the proposed business combination with Vulcan would not present significant hurdles to completion of a transaction.

The market for our common stock may be adversely affected by the issuance of shares pursuant to the proposed business combination with Vulcan.

In connection with the completion of the proposed business combination with Vulcan, we estimate we will issue approximately 64,905,000 shares of our common stock. The increase in the number of shares of our common stock may lead to sales of such stock or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.

If all shares of Vulcan common stock are exchanged pursuant to the offer, former Vulcan shareholders would own, in the aggregate, approximately 58% of the outstanding shares of the Company’s common stock, based on the proposed exchange ratio.

Following consummation of the proposed business combination with Vulcan, the credit rating of Vulcan’s indebtedness could be downgraded, which in certain circumstances could give rise to an obligation to redeem Vulcan’s existing indebtedness.

Vulcan had approximately $2.8 billion aggregate principal amount of outstanding senior unsecured notes as of September 30, 2011. We do not presently intend to redeem or refinance any of Vulcan’s senior unsecured notes in connection with the proposed business combination with Vulcan.

Completion of the proposed business combination with Vulcan may constitute a “change of control” under the terms of each series of Vulcan’s senior unsecured notes. If completion of the offer constitutes a change of control and if there is a downgrade of the credit rating of any series of Vulcan’s senior unsecured notes by both S&P and Moody’s to a rating that, in the case of S&P, is below BBB- and, in the case of Moody’s Investors Service, Inc., is below Baa3 (in each case, regardless of the credit rating prior to the downgrade), during the period commencing 60 days prior to the first public announcement by Vulcan of any change of control (or pending change of control) continuing until 60 days following consummation of such change of control (which period will be extended following consummation of a change of control for up to an additional 60 days for so long as either of these rating agencies has publicly announced that it is considering a possible ratings change), this would constitute a “change of control repurchase event” under the terms of the applicable notes. In the event of a change of control repurchase event with respect to any series of Vulcan’s senior unsecured notes, Vulcan would be required to offer to repurchase each holder’s notes of such series at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

We may elect to implement alternative structures to effect the proposed business combination with Vulcan taking into account, among other things, any implications of the proposed transaction under Vulcan’s senior unsecured notes. Pursuant to the terms of the form merger agreement delivered to Vulcan concurrently with Martin Marietta’s business combination proposal, we would have the right to require that, prior to the closing of the transaction, Vulcan cooperate with us (and, as applicable, amend the merger agreement) to implement the transactions through an alternative transaction structure. Under the terms of the form merger agreement, we can request that Vulcan implement the transaction either (i) through a new holding company we form or (ii) as may otherwise be requested by us (so long as Vulcan’s shareholders receive the substantially equivalent economic benefit compared to the economic benefit Vulcan’s shareholders would have received upon consummation of the transactions under the structure contemplated by the form merger agreement).

We are not currently considering any alternative structures other than a transaction through a newly formed holding company. This holding company structure would not constitute a change of control of Vulcan’s senior unsecured notes. However, it is possible that a holding company structure may have other implications with respect to Vulcan, us, and/or the combined company, including in certain circumstances potentially requiring an offer to repurchase certain of the Company’s existing debt. As of December 31, 2011, we had approximately $550 million aggregate principal amount of senior unsecured notes, under the terms of which a holding company or other alternative transaction structure may constitute a “change of control.” If completion of the offer constitutes a change of control and if there is a downgrade of the credit rating of any series of the Company’s senior unsecured notes by S&P and Moody’s (or, in the case of the 6.60% senior notes due 2018, by at least two of Fitch Inc., S&P and Moody’s) to a rating below “investment grade” (regardless of whether the rating prior to such downgrade was investment grade or below investment grade) prior to 60 days following consummation of the change of control (which period may be extended for so long as the rating of the notes is under publicly announced consideration for possible downgrade), and, in the case of the 6.25% senior notes due 2037, if either S&P or Moody’s publicly announces or informs the trustee in writing that such downgrade was the result, in whole or in part, of any event or circumstance relating to the change of control, we would be required to offer to repurchase each holder’s notes of such series at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. Although no assurance can be given as to the terms or availability of refinancing capital, and no new financing commitments have been entered into as of the date of this annual report, we currently expect that any repurchase or refinancing of the Company’s senior unsecured notes, if required, could be funded through a combination of cash on hand and borrowings under new and/or existing financing arrangements. Except as described above, we do not expect that the consummation of the transactions through a newly formed holding company structure will result in any material adverse consequences relative to the transaction structure described above.

If following the completion of the proposed business combination with Vulcan, Vulcan is obligated to offer to repurchase Vulcan’s outstanding senior unsecured notes, we may not be able to obtain sufficient capital to repurchase or refinance Vulcan’s outstanding senior unsecured notes in these circumstances. Failure to repurchase the notes as required would result in an event of default under the terms of the notes, which could put Vulcan in default under agreements governing its other indebtedness, including the acceleration of the payment of any borrowings thereunder, and may have an adverse effect on the value of our stock and the ability of the combined company to maintain the dividend we expect it to pay. Since August 2010, the credit rating of Vulcan’s senior unsecured notes has been downgraded three times by Moody’s and two times by S&P. Prior to our December 12, 2011 announcement of the proposed business combination with Vulcan, both Moody’s and S&P had a “negative” credit outlook for Vulcan. Since the announcement of our proposal, Moody’s has placed Vulcan’s rating “under review, direction uncertain” and S&P has placed Vulcan on “CreditWatch Positive.” Our offer is not conditioned on our having adequate funding to repurchase notes of Vulcan or our notes in the event such repurchase obligations are triggered by the consummation of the offer or any alternative transaction structure.

On December 15, 2011, Vulcan entered into a new five-year credit agreement providing for a $600 million asset based lending credit facility with SunTrust Bank, as administrative agent, and the lenders and other parties thereto. Consummation of the proposed business combination with Vulcan may result in a default under Vulcan’s new $600 million Credit Agreement unless the requisite lenders thereunder consent to such transaction. In connection with the consummation of the proposed business combination with Vulcan, we expect to replace Vulcan’s $600 million Credit Agreement, as well as our existing $600 million credit agreement dated March 31, 2011 and our existing $100 million accounts receivable facility dated April 21, 2009, and refinance any amounts outstanding under such credit facilities. As of December 31, 2011, approximately $385 million was outstanding under our credit facilities. No assurance can be given as to the terms or availability of refinancing capital.

The combination of Vulcan’s business with our business may result in one or more ratings organizations taking actions which may adversely affect the combined company’s business, financial condition and operating results, as well as the market price of our common shares.

Ratings with respect to financial strength are important factors in maintaining customer confidence in our company and our ability to market our products and compete with other construction materials companies. Rating organizations regularly analyze the financial performance and condition of companies and will likely reevaluate our ratings following the consummation of the proposed business combination with Vulcan. Although S&P or Moody’s may not take any formal action with respect to modifying our ratings or Vulcan’s ratings following the announcement of the proposed transaction, following the closing of the transaction, any ratings downgrades, or the potential for ratings downgrades, could adversely affect our ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of shares of our common stock after the combination of our business with that of Vulcan.

Additionally, if a ratings downgrade were to occur in connection with the proposed transaction, or we fail to maintain an investment grade rating, we could experience higher borrowing costs in the future and more restrictive covenants which would reduce profitability and diminish operational flexibility.

The proposed business combination with Vulcan will trigger certain provisions contained in our employee benefit plans or agreements that will require us to make change of control payments or permit a counter-party to an agreement with us to terminate that agreement. In addition, the proposed business combination with Vulcan could trigger certain provisions contained in Vulcan’s employee benefit plans or agreements that could require Vulcan to make change in control payments or permit a counter-party to an agreement with Vulcan to terminate that agreement.

Certain of our employee benefit plans and agreements have change of control provisions that will be triggered with respect to our executive officers in connection with the proposed business combination with Vulcan. Following consummation of the second-step merger with Vulcan following the offer, any vesting conditions applicable to any restricted stock units and any incentive stock plan units payable in shares of our common stock granted pursuant to our stock plans will lapse, and any unvested options to acquire our common stock will become vested. This will impact awards previously granted to our executive officers. Our non-employee directors do not hold any unvested equity awards. We have entered into Employment Protection Agreements with each of the executive officers, pursuant to which each executive officer would receive certain severance payments and an enhanced benefit under the Martin Marietta Supplemental Benefit Plan (“SERP”) upon certain terminations of employment following a “change of control” (as defined in the agreements and the SERP). Pursuant to the agreements, as originally executed, the executive would be entitled to receive the payments and benefits described below if, within the two-year period following a change of control, the executive was terminated other than for “cause” (as defined in the agreements) or “disability” (as defined in the agreements), or the executive terminated his or her employment with “good reason” (as defined in the agreements) or if the executive terminated his or her employment for any reason during the 30-day period following the second anniversary of a change of control. However, on December 15, 2011, we entered into a letter agreement with each such executive pursuant to which the executive agreed to waive his or her right to receive any compensation or benefits to which he or she would be entitled under the agreements, and any enhanced change of control benefits under the SERP, if the executive officer terminates his or her employment without “good reason” during the 30-day period following the second anniversary of the consummation of the proposed business combination with Vulcan (including as such proposed transaction may be modified). Except with respect to the waiver of such rights, the executive officers remain entitled to their rights under the Employment Protection Agreements and the SERP in circumstances involving a change of control.

If a qualifying termination occurs within two years following a change of control, we are obligated to pay the executive, in a lump sum, an amount equal to three times the sum of the executive’s base salary, annual bonus, and perquisites. The executive will also receive a prorated portion of his or her target annual bonus (as defined in the agreements). In addition, for three years following termination of employment, we must provide the executive with welfare benefits that are generally as favorable as those the executive enjoyed prior to the change of control. We must also pay to the executive a lump sum equal to the sum of (i) the matching contributions that we would have made to the Martin Marietta Performance Sharing Plan on behalf of the executive had the executive remained an employee for three years following termination of employment assuming the executive contributed the maximum amount of elective deferrals permissible and (ii) the additional amount the executive would have received as a benefit under the Martin Marietta Pension Plan for Salaried Employees (the “Retirement Plan”) had the executive remained an employee for three years following termination of employment. We must also provide the executive with the same retiree medical benefits that were in effect for retirees immediately prior to the change of control and the executive shall be treated as if he or she had attained age 55 prior to termination of employment. Furthermore, the agreements provide for “gross up” payments to compensate the executives for any golden parachute excise taxes imposed under the Internal Revenue Code if the total payments or distributions to be made to the executive exceed the maximum dollar amount that would be payable to the executive without any excise tax by more than $50,000. Each executive officer also participates in the SERP which provides that upon a termination of the executive’s employment that qualifies for severance benefits under the executive’s Employment Protection Agreement, for purposes of determining the SERP benefit, the benefit that would have been paid under the Retirement Plan (but for the limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code) shall be determined by taking into account (i) the amount of the executive’s lump sum payment under such executive’s Employment Protection Agreement, and (ii) three additional years of credited service. Such additional years of credited service shall be taken into account for vesting purposes under the SERP. In addition, there shall be no reduction for benefit commencement prior to age 65 and as early as age 55 on the net benefit (after reduction for the payment under the Retirement Plan) payable under the SERP. The lump sum payment under the Employment Protection Agreement shall be taken into account by dividing the amount of the lump sum payment by three and by treating the participant as having additional pensionable earnings, for the purpose of determining the participant’s final-average pensionable earnings, equal to such amount for a number of three additional calendar years. Moreover, such additional calendar years shall extend the number of calendar years taken into account in determining final-average pensionable earnings. The executive shall receive a cash lump sum payment as of his or her earliest retirement date (age 55 or current age if older) based on the mortality table determined as of the executive’s date of termination of employment and based on an interest rate of 0.0%.

Certain of Vulcan’s employee benefit plans or agreements contain change in control clauses providing for compensation to be granted to certain members of Vulcan senior management either upon a change in control, or if following a change in control, Vulcan terminates the employment relationship between Vulcan and these employees, or if these employees terminate the employment relationship for good reason (as defined in the applicable plan or agreement). If successful, the proposed business combination with Vulcan could constitute a change in control of Vulcan, thereby giving rise to potential change in control payments. Because we have not had the opportunity to review Vulcan’s non-public information in connection with the offer, there may be other agreements that require payments or permit a counter-party to terminate an agreement because the proposed business combination with Vulcan would cause a default or violate an anti-assignment, change in control or similar clause. If this happens, we may have to seek to replace that agreement with a new agreement. We cannot assure you that we will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to Vulcan’s business, failure to replace that agreement on similar terms or at all may increase the costs to us of operating Vulcan’s business or prevent us from operating part or all of Vulcan’s business.

The impact of the proposed business combination with Vulcan is not reflected in our financial statements and could affect our results of operations and financial condition in the future.

Our financial statements, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and our 2012 outlook included in the 2011 Annual Report assume the Company on a stand-alone basis and do not give effect to the potential impact of the proposed business combination with Vulcan. Our future performance could be affected by the proposed business combination with Vulcan, including as a result of the business development costs that may be incurred in connection therewith (regardless of whether we are successful in completing the proposed transaction). If the proposed business combination with Vulcan is completed, our future financial statements are expected to be significantly different from the financial statements included in the 2011 Annual Report.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s SEC filings, including, but not limited to, the discussion under the heading “Risk Factors and Forward-Looking Statements” under Item 1A of this Form 10-K, the discussion of “Competition” under Item 1 on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2011 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2011 Financial Statements included under Item 8 of this Form 10-K and the 2011 Annual Report. The Company also encourages investors to review its disclosures with respect to its proposed business combination with Vulcan, including the risks and other factors described under the headings “Risk Factors” and “Forward-Looking Statements” in the prospectus/offer to exchange included in the Company’s Registration Statement on Form S-4 filed with the SEC on December 12, 2011 (as may be amended from time to time).

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the staff of the SEC one hundred and eighty (180) days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Aggregates Business

As of December 31, 2011, the Company processed or shipped aggregates from 264 quarries, underground mines, and distribution yards in 28 states and in Canada and the Bahamas, of which 97 are located on land owned by the Company free of major encumbrances, 57 are on land owned in part and leased in part, 105 are on leased land, and 5 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 60 years based on normalized levels of production, and exceed 101 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2011, the Company processed and shipped ready mixed concrete and/or asphalt products from 40 properties in 5 states, of which 26 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, and 13 are on leased land.

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

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2011 Annual Report for discussion of reserves evaluation by the Company.

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

State	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/10 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/11 (Add 000)		Change in Tonnage from 2010 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
	2011	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	5	104,161	12,087	105,048	12,113	887	26	100%	0%	0%	24%	76%
Arkansas	3	231,853	0	225,831	0	(6,022)	0	96%	4%	0%	58%	42%
Colorado	6	0	0	118,851	105,413	118,851	105,413	87%	13%	0%	74%	26%
Florida	2	211,627	0	254,322	0	42,695	0	100%	0%	0%	0%	100%
Georgia	13	1,249,337	0	1,275,506	0	26,169	0	94%	8%	0%	70%	30%
Illinois	2	676,733	0	0	0	(676,733)	0
Indiana	10	474,514	35,650	466,974	35,903	(7,540)	253	100%	0%	0%	38%	62%
Iowa	23	621,136	53,976	703,777	38,145	82,641	(15,831)	99%	1%	0%	11%	89%
Kansas	4	112,162	0	104,151	0	(8,011)	0	100%	0%	0%	41%	59%
Kentucky	1	550,460	30,970	0	30,770	(550,460)	(200)	100%	0%	0%	0%	100%
Maryland	2	94,630	0	98,123	0	3,493	0	100%	0%	0%	100%	0%
Minnesota	2	442,524	0	440,112	0	(2,412)	0	76%	24%	0%	69%	31%
Mississippi	1	0	83,457	0	83,284	0	(173)	100%	0%	0%	100%	0%
Missouri	4	425,614	0	386,666	0	(38,948)	0	88%	12%	0%	19%	81%
Montana	0	50,000	0	50,000	0	0	0	100%	0%	0%	100%	0%
Nebraska	3	181,821	0	179,271	0	(2,550)	0	100%	0%	0%	51%	49%
Nevada	1	156,038	0	140,481	0	(15,557)	0	100%	0%	0%	82%	18%
North Carolina	38	3,414,099	0	3,383,314	0	(30,785)	0	79%	21%	0%	65%	35%
Ohio	13	180,646	191,301	179,697	186,551	(949)	(4,750)	100%	0%	0%	92%	8%
Oklahoma	8	742,625	37,169	765,125	36,712	22,500	(457)	100%	0%	0%	85%	15%
South Carolina	7	454,235	32,340	382,113	31,825	(72,122)	(515)	94%	6%	0%	21%	79%
Tennessee	1	36,741	0	37,723	0	982	0	100%	0%	0%	100%	0%
Texas	12	1,164,108	107,978	1,141,947	84,926	(22,161)	(23,052)	66%	34%	0%	12%	88%
Utah	1	15,250	0	26,524	0	11,274	0	100%	0%	0%	0%	100%
Virginia	4	379,557	0	358,819	0	(20,738)	0	85%	15%	0%	75%	25%
Washington	3	27,179	0	23,143	0	(4,036)	0	46%	54%	0%	72%	28%
West Virginia	1	58,825	0	58,137	0	(688)	0	30%	70%	0%	90%	10%
Wyoming	2	115,614	0	156,284	0	40,670	0	100%	0%	0%	0%	100%

U. S. Total	172	12,171,489	584,928	11,061,939	645,642	(1,109,550)	60,714	90%	10%	0%	54%	46%

Non-U. S.	2	815,111	0	860,192	0	45,081	0	100%	0%	0%	100%	0%

Grand Total	174	12,986,600	584,928	11,922,131	645,642	(1,064,469)	60,714

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent to or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.

	Total Annual Production (in tons) (add 000) For year ended December 31			Number of years of production available at December 31, 2011
Reportable Segment	2011	2010	2009

Mideast Group	36,653	36,596	35,310	141.4
Southeast Group	23,453	29,295	31,095	113.4
West Group	63,930	60,646	56,837	73.9

Total Aggregates Business	124,036	126,537	123,242	101.3

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

The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2011, the principal properties were believed to be utilized at average productive capacities of approximately 50% and were capable of supporting a higher level of market demand. However, due to the current economic recession, the Company has adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2011, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $55.9 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idlings could continue. The Company expects, however, as the economy recovers, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

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

The Company was not required to pay any penalties in 2011 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2011 Financial Statements included under Item 8 of this Form 10-K and the 2011 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2011 Annual Report.

In connection with the proposed business combination with Vulcan, the Company is a party to the following pending legal proceedings:

Delaware Litigation

Martin Marietta Materials, Inc. v. Vulcan Materials Co. On December 12, 2011, the Company commenced litigation in the Delaware Court of Chancery against Vulcan in connection with the proposed business combination with Vulcan alleging that a non-disclosure agreement previously entered into by the Company and Vulcan on May 3, 2010 (the “NDA”) does not prohibit the Company’s offer to purchase all issued and outstanding shares of Vulcan common stock in exchange for the Company common stock; and the NDA also does not preclude the Company from proposing five director nominees for election at Vulcan’s 2012 annual meeting of shareholders. In the complaint, the Company seeks, among other things, declaratory judgment that the NDA does not prohibit the Company’s offer and nominations, and an injunction enjoining Vulcan from commencing any legal action or proceeding with respect to the NDA in any jurisdiction other than the Delaware Court of Chancery.

On December 20, 2011, Vulcan filed an answer and counterclaims in the Delaware Court of Chancery, denying allegations in the Company’s complaint and claiming that the Company breached the NDA. Vulcan seeks declaratory judgment that the Company is prohibited from disclosing confidential information, and an injunction preventing the future disclosure of such information. Vulcan further seeks withdrawal of the Company’s Offer and all public filings made in connection with the offer. On January 18, 2012, Vulcan filed an amended answer and amended counterclaims in the Delaware Court of Chancery alleging violations of both the NDA and a separate JDA described below under the Alabama Litigation. The amended counterclaim again seeks declaratory judgment that the Company is prohibited from disclosing confidential information and an injunction preventing the future disclosure of this information and again seeks withdrawal of the Company’s offer and proposed proxy contest. The Delaware Court of Chancery has agreed to an expedited schedule to decide the issues presented in the case with a trial set to take place in late February 2012.

New Jersey Litigation

Martin Marietta Materials, Inc. v. Vulcan Materials Co. On December 12, 2011, the Company commenced litigation in the Superior Court of New Jersey against Vulcan in furtherance of an effort to ensure that Vulcan shareholders have a fair opportunity to assess directly the merits of the Company’s proposed business combination with Vulcan and encourage the Vulcan board of directors, consistent with its fiduciary duties, to give due consideration to the proposal on behalf of Vulcan’s shareholders. In the complaint, the Company seeks, among other things, an injunction against Vulcan from improperly applying the New Jersey Shareholder Protection Act and Vulcan’s charter to impede or frustrate the consummation of the proposed business combination with Vulcan. The Company also seeks an injunction against Vulcan from taking any action that would have the effect of delaying or hindering the Company’s nominees from standing for election at the annual meeting. The complaint also seeks declaratory judgment that: (1) the New Jersey Shareholder Protection Act is not applicable to the proposed business combination with Vulcan; (2) under Vulcan’s Restated Articles of Incorporation, the proposed combination requires a simple majority shareholder vote, if approved by a majority of continuing directors or if the fair price provisions set forth in the charter are satisfied; (3) the Company’s registration statement filed in connection with the Company’s Offer complies with the disclosure requirements under the Securities Act; and (4) Vulcan may not use its by-laws to impede or frustrate the Company’s ability to propose nominees for election at Vulcan’s 2012 annual meeting of shareholders.

After submission of papers and oral argument, on December 20, 2011, the Superior Court of New Jersey granted the Company’s request to expedite the resolution of the claims asserted in the New Jersey action. On January 6, 2012, Vulcan filed an answer denying the Company’s claims and moving to dismiss those the Company claims that seek to prevent Vulcan from frustrating the Company’s ability to propose nominees for election at Vulcan’s 2012 annual meeting of shareholders. On January 23, 2012, the Superior Court of New Jersey, after hearing argument, denied Vulcan’s motion to dismiss.

Alabama Litigation

Vulcan Materials Co. v. Martin Marietta Materials, Inc. On December 19, 2011, Vulcan commenced litigation in the United States District Court for the Northern District of Alabama against the Company alleging that the Company’s offer constituted a breach of a Joint Defense & Confidentiality Agreement dated as of May 18, 2010 (the “JDA”) entered into by Vulcan and the Company. The complaint also asserts claims under Section 14(d) and 14(e) of the Securities Exchange Act alleging that the Company failed to disclose material non-public information obtained from Vulcan, and also made materially false and misleading statements in its offering documents. Vulcan seeks an injunction to prevent the Company from pursuing its offer and declaratory judgment that: (1) the Company violated the JDA in bringing its offer, (2) the Company breached the JDA when it made required securities disclosures; (3) the Company violated the Exchange Act in not disclosing all non-public information in its possession; and (4) the Company violated the Securities Exchange Act in disclosing materially false and misleading information.

On January 4, 2012, Vulcan filed a motion for immediate discovery, which the Company opposed on January 11, 2012. The Company also moved to dismiss on January 11, 2012 Vulcan’s Alabama complaint. During a conference with the Delaware Court of Chancery on January 10, 2012, Vulcan agreed to dismiss its claims relating to the JDA pending in the United States District Court for the

Northern District of Alabama in favor of deciding them with the claims based on the NDA in Delaware. At a court conference in Alabama held on January 13, 2012, a revised schedule was set. On January 18, 2012, the Company and Vulcan agreed to a stipulation in the United States District Court for the Northern District of Alabama, in which the parties agreed to the dismissal of Vulcan’s claims that the Company breached the JDA, in favor of deciding them in Delaware.

On February 1, 2012, Vulcan amended its complaint against the Company in the United States District Court for the Northern District of Alabama asserting claims under Sections 14(d) and 14(e) of the Securities Exchange Act of 1934. The complaint alleges that the Company violated the securities laws by omitting non-public information in its possession and by making materially false and misleading statements in its public filings in connection with the exchange offer. Among other relief, the complaint seeks an injunction preventing the exchange offer and a declaratory judgment that the Company violated the federal securities laws. On February 15, 2012, the Company filed a motion to dismiss Vulcan’s claims arguing that venue was improper and that the claims failed to assert a cause of action.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 29, 2012:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years

C. Howard Nye	49	Chief Executive Officer;	2010	Chief Operating Officer (2006-2009)
		President;	2006
		President of Aggregates	2010
		Business
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	50	Executive Vice President;	2009	Senior Vice President (2005-2009)
		Treasurer;	2006
		Chief Financial Officer	2005

Bruce A. Vaio	51	President – Martin Marietta	2006
		Materials West;
		Executive Vice President	2005

Roselyn R. Bar	53	Senior Vice President;	2005
		General Counsel;	2001
		Corporate Secretary	1997

Dana F. Guzzo	46	Senior Vice President;	2011

		Chief Information Officer;	2011
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	54	Senior Vice President,	2011	Senior Vice President, Human Resources,
		Human Resources		CenturyLink Inc. (2009-2010); Senior Vice President, Human Resources, Armstrong World Industries (2006-2009)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2011 Annual Report, and that information is incorporated herein by reference. There were 742 holders of record of the Company’s Common Stock as of February 15, 2012.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2011 – October 31, 2011	0	$—	0	5,041,871

November 1, 2011 – November 30, 2011	0	$—	0	5,041,871

December 1, 2011 – December 31, 2011	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2011 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2012” in the 2011 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2011 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2011 Annual Report, and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. As permitted by the SEC, the Company’s management excluded its newly-acquired Denver operations from its assessment of the Company’s internal control over financial reporting as of December 31, 2011. These Denver operations accounted for approximately 7% of the Company’s consolidated total assets at December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2011 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2011. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The foregoing evaluation of the Company’s disclosure controls and procedures was based on the definition in Exchange Act Rule 13a-15(e), which requires that disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2011. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2011. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2011 Financial Statements, included under Item 8 of this Form 10-K and the 2011 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2011 Annual Report.

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

Important Additional Information

Certain sections of this Form 10-K, including the Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in the 2011 Annual Report, and included as Items 8 and 7, respectively, of this Form 10-K, refer, in part, to the exchange offer by the Company to exchange each issued and outstanding share of common stock of Vulcan for 0.50 of a share of the Company’s common stock. In connection with the proposed business combination with Vulcan, the 2011 Annual Report, and this Form 10-K, do not constitute an offer to exchange, or a solicitation of an offer to exchange, shares of Vulcan common stock, nor are they a substitute for the Tender Offer Statement on Schedule TO or the preliminary prospectus/offer to exchange included in the Registration Statement on Form S-4 (the “Registration Statement”) (including the letter of transmittal and related documents and as amended and supplemented from time to time, the “Exchange Offer Documents”) initially filed by the Company on December 12, 2011 with the SEC. The Registration Statement has not yet become effective. The exchange offer will be made only through the Exchange Offer Documents. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE EXCHANGE OFFER DOCUMENTS AND ALL OTHER RELEVANT DOCUMENTS THAT THE COMPANY HAS FILED OR MAY FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION.

In connection with the solicitation of proxies for Vulcan’s 2012 annual meeting of shareholders (the “Vulcan Meeting”), the Company filed a preliminary proxy statement on January 24, 2012 (as amended, the “Vulcan Meeting Preliminary Proxy Statement”) with the SEC and intends to file a definitive proxy statement in connection therewith (the “Vulcan Meeting Definitive Proxy Statement”). When completed, the Vulcan Meeting Definitive Proxy Statement and accompanying proxy card will be mailed to the shareholders of Vulcan. The Company also intends to file a proxy statement on Schedule 14A and other relevant documents with the SEC in connection with its solicitation of proxies for a meeting of the Company’s shareholders (the “Martin Marietta Meeting”) to approve, among other things, the issuance of shares of the Company’s common stock pursuant to the exchange offer (the “Martin Marietta Meeting Proxy Statement”). INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE VULCAN MEETING PRELIMINARY PROXY STATEMENT, THE VULCAN MEETING DEFINITIVE PROXY STATEMENT, THE MARTIN MARIETTA MEETING PROXY STATEMENT AND OTHER RELEVANT MATERIALS AS THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.

All documents referred to above, if filed, will be available free of charge at the SEC’s website (www.sec.gov) or by directing a request to Morrow & Co., LLC at (877) 757-5404 (banks and brokers may call (800) 662-5200).

The Company, its directors and executive officers and the individuals nominated by the Company for election to Vulcan’s Board of Directors are participants in any solicitation of proxies from Vulcan shareholders for the Vulcan Meeting or any adjournment or postponement thereof. The Company, its directors and executive officers are participants in any solicitation of proxies from the Company’s shareholders for the Martin Marietta Meeting or any adjournment or postponement thereof. Information about the participants, including a description of their direct and indirect interests, by security holdings or otherwise, is available in the Registration Statement, the proxy statement for the Company’s 2011 annual meeting of shareholders, filed with the SEC on April 8, 2011, and the Vulcan Meeting Preliminary Proxy Statement, or will be available in the Vulcan Meeting Definitive Proxy Statement or the Martin Marietta Meeting Proxy Statement, as applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2011 (the “2012 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2012 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2012 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2012 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2012 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2011 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings— for years ended December 31, 2011, 2010, and 2009

Consolidated Balance Sheets— at December 31, 2011 and 2010

Consolidated Statements of Cash Flows— for years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Total Equity— Balance at December 31, 2011, 2010, and 2009

Notes to Financial Statements

(2)	List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(c) of this Form 10-K.

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2011 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)	Index of Exhibits

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—Articles of Amendment with Respect to the Junior Participating Class B Preferred Stock of the Company, dated as of October 19, 2006 (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 19, 2006) (Commission File No. 1-12744)

3.03	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33- 99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8- K, filed on April 21, 2008 (Commission File No. 1-12744)

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.10	—Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.11	—Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.12	—Form of Senior Note (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.13	—Form of Subordinated Note (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

10.01	—$600,000,000 Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

*10.02	— Amendment No. 1 to Credit Agreement dated as of February 24, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents

10.03	—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.04	—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.05	—Second Amendment to Account Purchase Agreement between Martin Marietta Materials, Inc. and Wells Fargo Bank, National Association dated as of March 31, 2011 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8- K filed on April 6, 2011) (Commission File No. 1-12744)

10.06	—Distribution Agreement dated March 5, 2009 between Martin Marietta Materials, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on March 6, 2009) (Commission File No. 1-12744)

10.07	—Distribution Agreement dated November 18, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 18, 2009) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1- 12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc.

Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarter Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Letter Agreement between Martin Marietta Materials, Inc. and certain of its executive officers and other employees with respect to certain waivers of compensation and benefits under certain circumstances as provided therein under each employee’s Employee Protection Agreement with the Company and under the Martin Marietta Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 15, 2011) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2011

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2011 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2011 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 29, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 29, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 29, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 29, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2012 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2012 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts— describe		Deductions—describe		Balance at end of period
		(Amounts in Thousands)

Year ended December 31, 2011

Allowance for doubtful accounts	$3,578	$1,717	$—		$—		$5,295

Allowance for uncollectible notes receivable	179	116	—		—		295

Inventory valuation allowance	87,044	7,882	2,154	(a)	4,599	(b)	92,481

Accumulated amortization of intangible assets	14,322	1,812	—		984 2,328	(c) (b)	12,822
Year ended December 31, 2010

Allowance for doubtful accounts	$4,622	$—	$—		$1,044	(d)	$3,578

Allowance for uncollectible notes receivable	151	28	—		—		179

Inventory valuation allowance	82,674	4,370	—				87,044

Accumulated amortization of intangible assets	13,155	1,453	—		286	(c)	14,322

Year ended December 31, 2009

Allowance for doubtful accounts	$4,696	$—	$—		$74	(d)	$4,622

Allowance for uncollectible notes receivable	—	151	—		—		151
Inventory valuation allowance	80,854	1,820			—		82,674
Accumulated amortization of intangible assets	12,644	1,711	—		1,200	(c)	13,155

(a)	Acquisitions.
(b)	Divestitures.
(c)	Write off of fully amortized intangible assets.
(d)	To adjust allowance for change in estimates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel
and Corporate Secretary

Dated: February 29, 2012

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr.	Chairman of the Board	February 29, 2012
Stephen P. Zelnak, Jr.

/s/ C. Howard Nye	President and Chief Executive Officer	February 29, 2012
C. Howard Nye

/s/ Anne H. Lloyd	Executive Vice President, Chief Financial Officer,	February 29, 2012
Anne H. Lloyd	and Treasurer

/s/ Dana F. Guzzo	Senior Vice President, Chief Information Officer,	February 29, 2012
Dana F. Guzzo	Chief Accounting Officer, and Controller

/s/ Sue W. Cole	Director	February 29, 2012
Sue W. Cole

/s/ David G. Maffucci	Director	February 29, 2012
David G. Maffucci

/s/ William E. McDonald	Director	February 29, 2012
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 29, 2012
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 29, 2012
Laree E. Perez

/s/ Michael J. Quillen	Director	February 29, 2012
Michael J. Quillen

/s/ Dennis L. Rediker	Director	February 29, 2012
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 29, 2012
Richard A. Vinroot

EXHIBITS

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—Articles of Amendment with Respect to the Junior Participating Class B Preferred Stock of the Company, dated as of October 19, 2006 (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 19, 2006) (Commission File No. 1-12744)

3.03	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33- 99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8- K, filed on April 21, 2008 (Commission File No. 1-12744)

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.10	—Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.11	—Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.12	—Form of Senior Note (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.5 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

4.13	—Form of Subordinated Note (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.6 to the Martin Marietta Materials, Inc. registration statement on Form S-3) (SEC Registration No. 333-157731)

10.01	—$600,000,000 Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

*10.02	—Amendment No. 1 to Credit Agreement dated as of February 24, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents

10.03	—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.04	—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.05	—Second Amendment to Account Purchase Agreement between Martin Marietta Materials, Inc. and Wells Fargo Bank, National Association dated as of March 31, 2011 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

10.06	—Distribution Agreement dated March 5, 2009 between Martin Marietta Materials, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on March 6, 2009) (Commission File No. 1-12744)

10.07	—Distribution Agreement dated November 18, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 18, 2009) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1- 12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarter Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Letter Agreement between Martin Marietta Materials, Inc. and certain of its executive officers and other employees with respect to certain waivers of compensation and benefits under certain circumstances as provided therein under each employee’s Employee Protection Agreement with the Company and under the Martin Marietta Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 15, 2011) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2011

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2011 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2011 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 29, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 29, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 29, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 29, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2012 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2012 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K