Form 10-Q
period 2012-03-31
MARTIN MARIETTA MATERIALS INC
filed 2012-05-09
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes  ☐             No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2012
Common Stock, $0.01 par value	45,748,026

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$44,950	$26,022	$176,829
Accounts receivable, net	212,052	203,748	203,242
Inventories, net	333,487	322,607	331,679
Current deferred income tax benefits	79,002	80,674	88,805
Other current assets	32,453	24,799	39,806

Total Current Assets	701,944	657,850	840,361

Property, plant and equipment	3,721,378	3,688,692	3,589,883
Allowances for depreciation, depletion and amortization	(1,952,450)	(1,914,401)	(1,913,562)

Net property, plant and equipment	1,768,928	1,774,291	1,676,321

Goodwill	616,729	616,671	626,527
Other intangibles, net	53,224	54,133	17,166
Other noncurrent assets	41,292	44,877	48,231

Total Assets	$3,182,117	$3,147,822	$3,208,606

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$1,929	$-	$-
Accounts payable	100,082	92,210	74,914
Accrued salaries, benefits and payroll taxes	12,389	16,732	9,239
Pension and postretirement benefits	6,612	5,250	4,234
Accrued insurance and other taxes	24,025	26,408	24,326
Current maturities of long-term debt and short-term facilities	7,650	7,182	7,101
Accrued interest	18,304	7,669	26,914
Other current liabilities	14,380	18,261	12,034

Total Current Liabilities	185,371	173,712	158,762

Long-term debt	1,127,178	1,052,902	1,161,518
Pension, postretirement and postemployment benefits	156,076	158,101	129,592
Noncurrent deferred income taxes	225,554	222,064	240,586
Other noncurrent liabilities	89,656	92,179	83,402

Total Liabilities	1,783,835	1,698,958	1,773,860

Equity:
Common stock, par value $0.01 per share	456	456	455
Preferred stock, par value $0.01 per share	-	-	-
Additional paid-in capital	405,473	401,864	400,972
Accumulated other comprehensive loss	(81,991)	(83,890)	(54,564)
Retained earnings	1,035,739	1,090,891	1,046,346

Total Shareholders’ Equity	1,359,677	1,409,321	1,393,209
Noncontrolling interests	38,605	39,543	41,537

Total Equity	1,398,282	1,448,864	1,434,746

Total Liabilities and Equity	$3,182,117	$3,147,822	$3,208,606

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$350,537	$290,636
Freight and delivery revenues	43,442	37,307

Total revenues	393,979	327,943

Cost of sales	326,708	267,981
Freight and delivery costs	43,442	37,307

Total cost of revenues	370,150	305,288

Gross Profit	23,829	22,655
Selling, general & administrative expenses	33,029	28,640
Business development costs	25,901	972
Other operating expenses and (income), net	223	(2,509)

Loss from Operations	(35,324)	(4,448)

Interest expense	13,487	18,165
Other nonoperating (income) and expenses, net	(1,855)	(261)

Loss from continuing operations before taxes on income	(46,956)	(22,352)
Income tax benefit	(9,875)	(6,111)

Loss from Continuing Operations	(37,081)	(16,241)
Loss on discontinued operations, net of related tax benefit of $101 and $285, respectively	(592)	(1,456)

Consolidated net loss	(37,673)	(17,697)
Less: Net loss attributable to noncontrolling interests	(941)	(283)

Net Loss Attributable to Martin Marietta Materials, Inc.	$(36,732)	$(17,414)

Net Loss Attributable to Martin Marietta Materials, Inc.
Loss from continuing operations	$(36,140)	$(15,958)
Loss from discontinued operations	(592)	(1,456)

	$(36,732)	$(17,414)

Consolidated Comprehensive Loss
Loss attributable to Martin Marietta Materials, Inc.	$(34,833)	$(18,318)
Loss attributable to noncontrolling interests	(938)	(282)

	$(35,771)	$(18,600)

Net Loss Attributable to Martin Marietta Materials, Inc.
Per Common Share (Basic and Diluted)
Continuing operations attributable to common shareholders	$(0.80)	$(0.36)
Discontinued operations attributable to common shareholders	(0.01)	(0.03)

	$(0.81)	$(0.39)

Weighted-Average Common Shares Outstanding
Basic and Diluted	45,734	45,584

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net loss	$(37,673)	$(17,697)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Depreciation, depletion and amortization	44,398	43,294
Stock-based compensation expense	1,878	2,777
Losses (Gains) on divestitures and sales of assets	447	(3,042)
Deferred income taxes	(722)	3,350
Excess tax benefits from stock-based compensation transactions	(288)	(268)
Other items, net	738	625
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(8,304)	(19,320)
Inventories, net	(10,881)	216
Accounts payable	7,718	14,519
Other assets and liabilities, net	(1,630)	(3,128)

Net Cash (Used for) Provided by Operating Activities	(4,319)	21,326

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(37,518)	(30,674)
Acquisitions, net	(54)	(55)
Proceeds from divestitures and sales of assets	2,184	2,188

Net Cash Used for Investing Activities	(35,388)	(28,541)

Cash Flows from Financing Activities:
Borrowings of long-term debt	151,000	300,000
Repayments of long-term debt	(76,480)	(162,207)
Debt issuance costs	(300)	(3,120)
Change in bank overdraft	1,929	(2,123)
Dividends paid	(18,420)	(18,400)
Distributions to owners of noncontrolling interests	-	(1,000)
Issuances of common stock	618	303
Excess tax benefits from stock-based compensation transactions	288	268

Net Cash Provided by Financing Activities	58,635	113,721

Net Increase in Cash and Cash Equivalents	18,928	106,506
Cash and Cash Equivalents, beginning of period	26,022	70,323

Cash and Cash Equivalents, end of period	$44,950	$176,829

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,632	$2,042
Cash (refunds) payments for income taxes	$(4,634)	$390

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	45,726	$456	$401,864	$(83,890)	$1,090,891	$1,409,321	$39,543	$1,448,864
Consolidated net loss	-	-	-	-	(36,732)	(36,732)	(941)	(37,673)
Other comprehensive earnings	-	-	-	1,899	-	1,899	3	1,902
Dividends declared	-	-	-	-	(18,420)	(18,420)	-	(18,420)
Issuances of common stock for stock award plans	16	-	1,731	-	-	1,731	-	1,731
Stock-based compensation expense	-	-	1,878	-	-	1,878	-	1,878

Balance at March 31, 2012	45,742	$456	$405,473	$ (81,991)	$1,035,739	$1,359,677	$38,605	$1,398,282

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter ended March 31, 2012 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings/loss for the Corporation consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense.

Effective January 1, 2012, as required by recent accounting guidance, the Corporation changed its presentation of consolidated comprehensive earnings/loss. The Corporation no longer reports total consolidated comprehensive earnings/loss and related components of other comprehensive earnings/loss in its consolidated statement of total equity. Rather, the Corporation presents total consolidated comprehensive earnings/loss in its consolidated statements of earnings and comprehensive earnings for interim periods and in separate but consecutive consolidated statements of comprehensive earnings for annual periods. Prior year information has been recast to conform to this presentation approach.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2012
	(Dollars in Thousands)

	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

Balance at beginning of period	$(84,204)	$5,076	$(4,762)	$(83,890)
Other comprehensive earnings, net of tax	1,548	199	152	1,899

Balance at end of period	$(82,656)	$5,275	$(4,610)	$(81,991)

The Corporation had net noncurrent deferred tax assets recorded in accumulated other comprehensive loss as follows:

	Three Months Ended March 31, 2012
	(Dollars in Thousands)

	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

Balance at beginning of period	$55,161	$3,116	$58,277
Other comprehensive earnings, tax effect	(1,013)	(99)	(1,112)

Balance at end of period	$54,148	$3,017	$57,165

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings (Loss) per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings (loss) attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. The denominator for basic earnings (loss) per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2012 and 2011, all such awards were antidilutive given the net loss attributable to Martin Marietta Materials, Inc.

The following table reconciles the numerator and denominator for basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Net loss from continuing operations attributable to Martin Marietta Materials, Inc.	$(36,140)	$(15,958)
Less: Distributed and undistributed earnings attributable to unvested awards	(126)	(165)

Basic and diluted net loss available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	(36,266)	(16,123)
Basic and diluted net loss available to common shareholders from discontinued operations	(592)	(1,456)

Basic and diluted net loss available to common shareholders attributable to Martin Marietta Materials, Inc.	$(36,858)	$(17,579)

Basic weighted-average common shares outstanding	45,734	45,584
Effect of dilutive employee and director awards	--	--

Diluted weighted-average common shares outstanding	45,734	45,584

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Discontinued Operations

Divestitures and Permanent Closures

Operations that are disposed of or permanently shut down represent discontinued operations, and, therefore, the results of their operations through the dates of disposal and any gain or loss on disposals are included in discontinued operations in the consolidated statements of earnings and comprehensive earnings. The results of operations for divestitures do not include Corporate overhead that was allocated during the periods the Corporation owned these operations.

All discontinued operations relate to the Aggregates business. Discontinued operations consist of the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)

Net sales	$(356)	$15,625

Pretax loss on operations	$(339)	$(1,741)
Pretax loss on disposals	(354)	--

Pretax loss	(693)	(1,741)
Income tax benefit	(101)	(285)

Net loss	$(592)	$(1,456)

3.	Inventories, Net

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)

Finished products	$357,953	$350,685	$361,956
Products in process and raw materials	15,751	11,116	12,254
Supplies and expendable parts	54,010	53,287	49,025

	427,714	415,088	423,235
Less allowances	(94,227)	(92,481)	(91,556)

Total	$333,487	$322,607	$331,679

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Intangible Assets

Changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total are as follows (dollars in thousands):

	Three Months Ended March 31, 2012
	Mideast Group	Southeast Group	West Group	Total

Balance at beginning of period	$122,052	$72,073	$422,546	$616,671
Adjustments to purchase price allocations	--	--	58	58
District reorganization	(9,229)	9,229	--	--

Balance at end of period	$112,823	$81,302	$422,604	$616,729

5.	Long-Term Debt

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$298,525	$298,476	$298,333
7% Debentures, due 2025	124,424	124,417	124,399
6.25% Senior Notes, due 2037	228,089	247,915	247,890
6.875% Notes, due 2011	--	--	242,140
Term Loan Facility, due 2015, interest rate of 1.87% at March 31, 2012; 2.20% at December 31, 2011; and 1.93% at March 31, 2011	245,000	250,000	250,000
Revolving Facility, interest rate of 1.62% at March 31, 2012 and 2.64% at December 31, 2011	135,000	35,000	--
AR Credit Facility, interest rate of 1.60% at March 31, 2012 and 1.66% at December 31, 2011	100,000	100,000	--
Other notes	3,790	4,276	5,857

Total debt	1,134,828	1,060,084	1,168,619
Less current maturities	(7,650)	(7,182)	(7,101)

Long-term debt	$1,127,178	$1,052,902	$1,161,518

On January 23, 2012, the Corporation repurchased $20,000,000 par value of its outstanding 6.25% Senior Notes due 2037 at 90.75. This repurchase was financed with borrowings of $18,200,000 under the Corporation’s Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

On April 13, 2012, the Corporation renewed its AR Credit Facility for a one-year term ending April 20, 2013.

The Credit Agreement and the AR Credit Facility require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

The Corporation amended the Ratio to ensure that the impact of business development costs for the proposed business combination with Vulcan Materials Company (“Vulcan”) and the seasonal working capital requirements of the Corporation’s newly-acquired Colorado operations do not impair liquidity available under the Corporation’s Credit Agreement and AR Credit Facility. The amendments temporarily increase the maximum Ratio to 3.95x at March 31, 2012 and June 30, 2012, stepping down to 3.75x at September 30, 2012. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2012 calculation date. The amendments also allow the Corporation to exclude from the Ratio at March 31, 2012 and June 30, 2012 debt associated with the newly-acquired Colorado operations, which was allowed only through the March 31, 2012 calculation date prior to the amendments.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three months ended March 31, 2012 and 2011, the Corporation recognized $251,000 and $234,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, publicly registered long-term notes, debentures and other long-term debt.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits with the following financial institutions: Bank of America, N.A., Branch Banking and Trust Company, JPMorgan Chase Bank, N.A., Regions Bank, Fifth Third Bank, and Wells Fargo Bank, N.A. The Corporation’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Iowa, Georgia and South Carolina which accounted for approximately 57% of the Aggregate business’ 2011 net sales). The estimated fair values of customer receivables approximate their carrying amounts.

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

The carrying values and fair values of the Corporation’s long-term debt were $1,134,828,000 and $1,129,890,000, respectively, at March 31, 2012; $1,060,084,000 and $1,087,726,000, respectively, at December 31, 2011; and $1,168,619,000 and $1,183,716,000, respectively, at March 31, 2011. The estimated fair value of the Corporation’s publicly registered long-term notes was estimated based on level 1 of the fair value hierarchy, quoted market prices. The estimated fair value of other borrowings, which primarily represent variable-rate debt, approximates its carrying amount.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

	Three Months Ended March 31,
	2012	2011
Estimated effective income tax rate:
Continuing operations	21.0%	27.3%

Discontinued operations	14.6%	16.4%

Consolidated overall	20.9%	26.6%

The Corporation’s effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves, the impact of foreign losses for which no tax benefit was realized and the domestic production deduction. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective income tax rate.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes. On March 7, 2012, the Internal Revenue Service (“IRS”) issued two revenue procedures containing administrative guidance related to the adoption of the new rules. Although the regulations are generally effective for tax years beginning January 1, 2012, the IRS has granted taxpayers administrative relief and audit protection for a two-year period as long as the taxpayer adopts the regulations retroactively within two years of the effective date. Management has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Corporation’s consolidated financial position and results of operations. As part of its compliance, the Corporation reversed its unrecognized tax benefits related to repairs and maintenance as of March 31, 2012.

The Corporation’s unrecognized tax benefits, excluding interest and correlative effects, are as follows:

Three Months Ended March 31, 2012
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$9,288
Gross increases – tax positions in prior years	9,366
Gross decreases – tax positions in prior years	(13,876)
Gross increases – tax positions in current year	452
Settlements with taxing authorities	(554)

Unrecognized tax benefits at end of period	$4,676

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes (continued)

At March 31, 2012, unrecognized tax benefits of $5,472,000, net of federal tax benefits and related to interest accruals and permanent income tax differences, would have favorably affected the Corporation’s effective income tax rate if recognized.

8.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost for pension and postretirement benefits are as follows (dollars in thousands):

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$3,600	$2,973	$66	$124
Interest cost	5,941	5,862	315	614
Expected return on assets	(5,970)	(6,051)	--	--
Amortization of:
Prior service cost (credit)	122	133	(814)	(435)
Actuarial loss (gain)	3,321	1,866	(64)	--
Settlement charge	--	14	--	--

Net periodic benefit cost (credit)	$7,014	$4,797	$(497)	$303

9.	Commitments and Contingencies

Legal and Administrative Proceedings

The Corporation is engaged in certain legal and administrative proceedings incidental to its normal business activities and its proposed business combination with Vulcan. In the opinion of management and counsel, based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings, including those pertaining to environmental matters, relating to the Corporation and its subsidiaries, will have a material adverse effect on the overall results of the Corporation’s operations, its cash flows or its financial position.

On May 4, 2012, the Court of Chancery of the State of Delaware (the “Court”) issued a post-trial opinion which stated that the Corporation “shall be enjoined for a period of four months from prosecuting a proxy contest, making an exchange or tender offer, or otherwise taking steps to acquire control of Vulcan shares or assets.” The opinion also stated that “Vulcan shall submit a conforming final judgment within five days, upon approval as to form by Martin Marietta.” On May 7, 2012, the Corporation announced that it will pursue an appeal and seek a stay of the Court’s ruling pending the outcome of the appeal. Management continues to believe in the undeniable strategic merits of a business combination with Vulcan and is disappointed with the decision rendered by the Delaware Court of Chancery, with which it strongly disagrees.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Commitments and Contingencies (continued)

If the Corporation is successful in the appeal process, management expects that the independent candidates nominated by the Corporation will stand for election at the Vulcan annual meeting and the Corporation will continue to pursue its exchange offer for Vulcan shares.

If the Corporation is not successful in the appeal process, management may be required by the terms of the Delaware order to suspend its activities with respect to the proposed business combination with Vulcan for four months, including pursuing the election of its four independent nominees to the Vulcan board and its exchange offer.

Management presently intends to continue its efforts to combine with Vulcan, including pursuing its exchange offer, as soon as permitted to do so. Management will, of course, make decisions as to how to proceed based on relevant circumstances.

Guarantee of Affiliate

The Corporation has an unconditional guaranty of payment agreement with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an affiliate under a $24,000,000 revolving line of credit provided by Fifth Third that expires in July 2013 and a guaranty agreement with Bank of America, N.A., to guarantee a $6,200,000 amortizing loan due April 2016. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from these agreements. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the agreements.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Total revenues:
Mideast Group	$84,444	$76,080
Southeast Group	73,512	67,579
West Group	179,720	130,686

Total Aggregates Business	337,676	274,345
Specialty Products	56,303	53,598

Total	$393,979	$327,943

Net sales:
Mideast Group	$77,184	$71,340
Southeast Group	67,526	62,709
West Group	154,111	107,446

Total Aggregates Business	298,821	241,495
Specialty Products	51,716	49,141

Total	$350,537	$290,636

(Loss) Earnings from operations:
Mideast Group	$(850)	$2,052
Southeast Group	(3,728)	(4,197)
West Group	(18,875)	(12,673)

Total Aggregates Business	(23,453)	(14,818)
Specialty Products	18,221	15,129
Corporate	(30,092)	(4,759)

Total	$(35,324)	$(4,448)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

The asphalt, ready mixed concrete, road paving and other product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
Aggregates	$256,976	$222,983
Asphalt	12,542	10,976
Ready Mixed Concrete	20,301	5,314
Road Paving	8,676	2,222
Other	326	--

Total Aggregates Business	298,821	241,495

Magnesia-Based Chemicals	36,398	35,159
Dolomitic Lime	14,973	13,780
Other	345	202

Total Specialty Products	51,716	49,141

Total	$350,537	$290,636

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Other current and noncurrent assets	$(2,797)	$(668)
Accrued salaries, benefits and payroll taxes	(3,517)	(7,129)
Accrued insurance and other taxes	(2,383)	790
Accrued income taxes	(5,306)	(10,610)
Accrued pension, postretirement and postemployment benefits	1,903	1,686
Other current and noncurrent liabilities	10,470	12,803

	$(1,630)	$(3,128)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

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

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2012.

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

Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2012 and 2011 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Gross Margin in Accordance with GAAP

	Three Months Ended March 31,
	2012	2011

Gross profit	$23,829	$22,655

Total revenues	$393,979	$327,943

Gross margin	6.0%	6.9%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended March 31,
	2012	2011

Gross profit	$23,829	$22,655

Total revenues	$393,979	$327,943
Less: Freight and delivery revenues	(43,442)	(37,307)

Net sales	$350,537	$290,636

Gross margin excluding freight and delivery revenues	6.8%	7.8%

Operating Margin in Accordance with GAAP

	Three Months Ended March 31,
	2012	2011

Loss from operations	$(35,324)	$(4,448)

Total revenues	$393,979	$327,943

Operating margin	(9.0%)	(1.4%)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended March 31,
	2012	2011

Loss from operations	$(35,324)	$(4,448)

Total revenues	$393,979	$327,943
Less: Freight and delivery revenues	(43,442)	(37,307)

Net sales	$350,537	$290,636

Operating margin excluding freight and delivery revenues	(10.1%)	(1.5%)

The impact of business development expenses and the impact from newly-acquired operations on the loss per diluted share represent non-GAAP financial measures. The loss from operations and adjusted loss per diluted share, which exclude the impact of business development expenses and the impact of newly-acquired operations, also represent non-GAAP measures. Management presents these measures to provide more consistent information for investors and analysts to use when comparing operating results for the quarter ended March 31, 2012 with the prior-year quarter. The following shows the calculation of the impact of business development expenses and the newly-acquired operations on the loss per diluted share (in thousands, except per share data):

Three Months Ended March 31, 2012

Business development expenses	$25,901

Income tax benefit	(10,244)

After-tax impact of business development expenses	$15,657

Diluted average number of common shares outstanding	45,734

Earnings per diluted share impact of business development expenses	$(0.34)

Three Months Ended March 31, 2012

Pretax loss from newly-acquired operations	$(12,514)
Income tax benefit	(4,949)

After-tax loss from newly-acquired operations	$(7,565)

Diluted average number of common shares outstanding	45,734

Earnings per diluted share impact of newly-acquired operations	$(0.17)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

The following reconciles consolidated loss from operations in accordance with generally accepted accounting principles to consolidated loss from operations exclusive of business development expenses:

Three Months Ended March 31, 2012
Consolidated loss from operations in accordance with generally accepted accounting principles	$(35,324)
Business development expenses	25,901

Consolidated loss from operations exclusive of business development expenses	$(9,423)

The following reconciles loss per diluted share in accordance with generally accepted accounting principles to adjusted loss per diluted share, which excludes the impact of business development expenses and newly-acquired operations:

Three Months Ended March 31, 2012
Loss per diluted share in accordance with generally accepted accounting principles	$(0.81)
Add back: Impact of business development expenses	0.34
Impact of newly-acquired operations	0.17

Adjusted loss per diluted share, which excludes the impact of business development expenses and newly-acquired operations	$(0.30)

Quarter Ended March 31

Notable items for the quarter ended March 31, 2012 (all comparisons are versus the prior-year quarter):

—	Loss per diluted share of $0.81 inclusive of:
¡	$0.34 per diluted share charge for business development expenses
¡	$0.17 per diluted share loss from newly-acquired operations, reflective of seasonality

Excluding these charges, adjusted loss per diluted share was $0.30 compared with a loss per diluted share of $0.39

—	Consolidated net sales of $350.5 million, up 20.6%, compared with $290.6 million
—	Heritage aggregates product line volume up 9.6%; West Group achieved double-digit heritage volume growth in each end-use market
—	Heritage aggregates product line pricing up 2.8%
—	Heritage aggregates production up 8.5%; heritage aggregates product line direct production costs per ton down slightly, despite an 18% increase in noncontrollable energy costs
—

Specialty Products record net sales of $51.7 million and record first-quarter earnings from operations of $18.2 million, representing a 440-basis-point improvement in operating margin (excluding freight and delivery revenues)

—	Consolidated selling, general and administrative expenses (“SG&A”) down 50 basis points as a percentage of net sales
—	Consolidated loss from operations of $35.3 million (loss of $9.4 million excusive of business development expenses) compared with loss of $4.4 million
—	Maintained quarterly dividend rate of $0.40 per common share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2012 and 2011. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$77,184		$71,340
Southeast Group	67,526		62,709
West Group	154,111		107,446

Total Aggregates Business	298,821	100.0	241,495	100.0
Specialty Products	51,716	100.0	49,141	100.0

Total	$350,537	100.0	$290,636	100.0

Gross profit (loss):
Mideast Group	$7,875		$8,321
Southeast Group	3,451		1,686
West Group	(4,728)		(2,639)

Total Aggregates Business	6,598	2.2	7,368	3.1
Specialty Products	19,390	37.5	17,570	35.8
Corporate	(2,159)	--	(2,283)	--

Total	$23,829	6.8	$22,655	7.8

Selling, general & administrative expenses:
Mideast Group	$9,470		$9,116
Southeast Group	5,964		6,820
West Group	13,889		10,596

Total Aggregates Business	29,323	9.8	26,532	11.0
Specialty Products	2,528	4.9	2,467	5.0
Corporate	1,178	--	(359)	--

Total	$33,029	9.4	$28,640	9.9

(Loss) Earnings from operations:
Mideast Group	$(850)		$2,052
Southeast Group	(3,728)		(4,197)
West Group	(18,875)		(12,673)

Total Aggregates Business	(23,453)	(7.8)	(14,818)	(6.1)
Specialty Products	18,221	35.2	15,129	30.8
Corporate	(30,092)	--	(4,759)	--

Total	$(35,324)	(10.1)	$(4,448)	(1.5)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

The heritage Aggregates business achieved a 250-basis-point improvement in gross margin (excluding freight and delivery revenues) from leveraged volume improvement and pricing momentum during the first quarter of 2012. Heritage aggregates product line shipments increased 9.6% and, more significantly, each of the Aggregates business’ end-use markets experienced volume growth led by the nonresidential and residential markets with increases of 17% and 8%, respectively. Pricing grew 2.8% in the heritage aggregates product line. The Corporation’s newly-acquired platform position in the Denver, Colorado area experienced an expected seasonal loss; however, the magnitude of the seasonal loss was offset somewhat by increased construction activity in the market. Management expects these newly-aquired assets will continue to benefit from the heightened construction activity in Denver for the rest of the year. Management will also focus on bringing this business’ cost structure in line with the Corporation’s other operations. The Specialty Products business continues to perform exceptionally well, establishing a new quarterly record for net sales and a new first-quarter record for earnings from operations. On a consolidated basis, excluding business development expenses and the results from the Denver-based Rocky Mountain Division, the Corporation’s first-quarter operating results were significantly stronger compared with the first quarter of 2011. Based on these business trends, management is increasingly optimistic about the Corporation’s outlook for the remainder of 2012.

The Aggregates business experienced volume growth in each reportable segment, in addition to each end-use market. Moderate winter weather in most of the business’ heritage operating regions was a factor in the increase in heritage aggregates product line shipments. As an example, the Midwest Division, primarily serving Iowa and Nebraska, experienced a 34% increase in heritage aggregates volumes. While a portion of the increase is attributable to strong agricultural lime shipments, this division also benefitted from an improved business environment with growth in its nonresidential market. On a company-wide basis, growth in the nonresidential end-use market was driven by increased shipments for both repair and maintenance projects, as well as energy sector activity. The residential end-use market growth reflects increased single-family housing activity, particularly in the San Antonio, Texas area, which is partly attributable to military base realignment and closure (BRAC) activity. In addition to these previously-identified end-use markets, shipments to the ChemRock/Rail market rose 4%.

The infrastructure end-use market represented approximately half of the aggregates product line shipments and increased 7% for the quarter. This market continues to be constrained by the uncertainties surrounding a long-term federal highway bill. In March, Congress approved a continuing resolution providing federal highway funding through June 30, 2012, the ninth short-term funding extension since the expiration of the previous multi-year federal highway bill in 2009. During this extended time period of multiple continuing resolutions, states have experienced increased pressure to find means to supplement the financing of infrastructure projects. For example, the Texas Department of Transportation announced plans to leverage an additional $2 billion to fund high-priority projects over the next two years. Given the Corporation’s significant presence throughout Texas, this initiative should provide multiple opportunities for the Aggregates business. The Corporation also expects to benefit from the planned increase in projects awarded by the North Carolina Department of Transportation in the current fiscal year and beyond. For example,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

the Garden Parkway toll road is expected to be bid later this year, and the Corporation expects to competitively bid on this project. Additionally, in February, the North Carolina Department of Transportation was granted permission from the Federal Highway Administration to collect tolls on Interstate 95 as a mechanism to fund a $4.4 billion plan to overhaul all of the state’s 182 miles of I-95, widening the four-lane expressway to six lanes and eight lanes on the busiest 50 miles. Should this I-95 proposal move forward, the Corporation is well-positioned to serve these aggregates-intensive projects.

Heritage aggregates product line pricing improvement was led by the 7.7% increase in the West Group, which was partially augmented by pricing increases implemented subsequent to the first quarter of 2011. Aggregates pricing was particularly strong in South Texas where distribution yards, which have a higher average selling price due to an internal freight component, accounted for a higher percentage of shipments. The Southeast Group reported a pricing improvement of 2.2% and the Mideast Group reported a 1.8% pricing decline, driven by product mix. As previously indicated during the Corporation’s fourth-quarter and full-year 2011 earnings call, average selling prices at its newly-acquired Colorado operations are significantly lower than heritage aggregates selling prices, primarily due to product mix. Sales of base stone, which has a lower average selling price compared with clean stone, comprised a significantly higher percentage of shipments from the newly-acquired operations. As a result, overall average selling price for the aggregates product line, inclusive of acquisitions and divestitures, increased 1.1% compared with a 2.8% increase for the heritage business.

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended March 31, 2012
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	9.4%	(1.8%)
Southeast Group	5.0%	2.2%
West Group	11.9%	7.7%
Heritage Aggregates Operations	9.6%	2.8%
Aggregates Product Line (3)	7.3%	1.1%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

	Three Months Ended March 31,
	2012	2011
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	6,453	5,899
Southeast Group	5,252	5,000
West Group	12,152	10,861

Heritage Aggregates Operations	23,857	21,760
Acquisitions	1,087	--
Divestitures (4)	21	1,507

Aggregates Product Line (3)	24,965	23,267

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

The Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Operations in the Denver, Colorado area increase the Corporation’s exposure to winter weather and the risk of losses in the first and fourth quarters. Furthermore, mild winter weather conditions typically do not result in increased first-quarter infrastructure shipments as contractors cannot cost-efficiently mobilize and demobilize equipment and manpower during the winter months. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability. Because of the potentially significant impact of weather on the Corporation’s operations, first-quarter results are not indicative of expected performance for other interim periods or the full year.

The Specialty Products business continues to exceed expectations, setting a new quarterly record for net sales as well as a new first-quarter record for earnings from operations. Net sales of $51.7 million increased $2.6 million, or 5.2%, over the prior-year quarter, reflecting growth in both chemicals and dolomitic lime product lines. Increased sales, coupled with effective cost control, resulted in earnings from operations of $18.2 million, a 440-basis-point improvement in operating margin (excluding freight and delivery revenues) over the prior-year quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

On a consolidated basis, cost of sales increased proportionately to the increase in net sales. Production in the heritage aggregates product line increased 8.5% in order to meet higher demand. When unplanned production increases occur early in the year, certain direct production costs, such as supplies and repairs, are typically negatively affected. The Aggregates business also continues to absorb the significant financial impact of higher energy expenses, particularly diesel fuel, which represents the single largest component of its energy costs. For the first quarter, the Aggregates business paid an average of $3.24 per gallon compared with $2.81 in the prior-year quarter. Despite these cost pressures, heritage aggregates product line production cost per ton decreased slightly.

The Corporation’s operating results reflect increased exposure to winter weather which resulted from the asset exchange with Lafarge North America Inc., completed in December 2011. In this transaction, the Corporation acquired operations in and around the Denver, Colorado area and traded facilities along the Mississippi River. Despite Denver’s typical winter weather, first-quarter results from these acquired operations exceeded expectations due to increased construction activity in the market.

The Corporation’s gross margin (excluding freight and delivery revenues) for the three months ended March 31 decreased 100 basis points to 6.8% in 2012. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2011	$22,655

Heritage Aggregates Product Line:
Volume strength	21,627
Pricing strength	7,472
Increase in noncontrollable energy costs	(4,279)
Increase in nonproduction costs	(12,911)
Other cost increases, net	(3,853)

Increase in Heritage Aggregates Product Line gross profit	8,056
Aggregates Business – acquired locations	(8,846)
Specialty Products	1,820
Corporate	124
Other	20

Increase in consolidated gross profit	1,174

Consolidated gross profit, quarter ended March 31, 2012	$23,829

Consolidated SG&A expenses were 9.4% of net sales, a 50-basis-point reduction compared with the prior-year quarter. On an absolute basis, SG&A expenses increased $4.4 million, as expected, primarily related to the recently-acquired operations in the Denver, Colorado market. Management continues to focus on SG&A costs and the Corporation’s industry-leading performance in this area.

During the first quarter 2012, the Corporation incurred $25.9 million of business development costs related to the Corporation’s proposed business combination with Vulcan Materials Company (“Vulcan”).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the first quarter, consolidated other operating income and expenses, net, was an expense of $0.2 million in 2012 compared with income of $2.5 million in 2011, primarily as a result of higher gains on the sale of assets in 2011.

Interest expense was $13.5 million for the first quarter 2012 compared with $18.2 million for the prior-year quarter. The decrease was due to a higher mix of variable-rate debt which currently bears a lower interest rate than the Corporation’s fixed-rate debt.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31, was income of $1.9 million in 2012 compared with $0.3 million in 2011, primarily as a result of a bond repurchase at a discount.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities during the three months ended March 31, 2012 was $4.3 million compared with net cash provided by operating activities of $21.3 million for the same period in 2011. Operating cash flow is primarily derived from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Depreciation	$42,319	$42,039
Depletion	583	484
Amortization	1,496	771

	$44,398	$43,294

The $25.6 million reduction in net cash provided by operating activities for the three months of 2012 compared with the year-earlier period is due primarily to lower consolidated net earnings in 2012, which were negatively affected by increased business development expenses. Additionally, the Corporation’s December 2011 asset exchange with Lafarge North America changed the timing of cash flows throughout the year, with increased cash flows generated by the Denver operations expected to be realized later in the year. Cash used for operating activities by the Denver operations was approximately $22 million during the first three months of 2012. Days sales outstanding was 45 days, unchanged from 2011.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full year 2011 net cash provided by operating activities was $259.1 million compared with $21.3 million for the first three months of 2011.

Capital expenditures, exclusive of acquisitions, for the first three months were $37.5 million in 2012 and $30.7 million in 2011. During 2012, the Corporation incurred $12 million for the construction of a dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. Once completed, the new kiln is expected to generate annual net sales ranging from $22 million to $25 million. This project is expected to be substantially completed by the end of the year. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155 million. Comparable full-year capital expenditures were $155.4 million in 2011.

On January 23, 2012, the Corporation repurchased $20.0 million par value of its outstanding 6.25% Senior Notes due 2037 at 90.75. This repurchase was financed with borrowings of $18.2 million under the Corporation’s Revolving Facility.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the three months ended March 31, 2012 and 2011. Management currently has no intent to repurchase any shares of its common stock. At March 31, 2012, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement and the AR Credit Facility require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.5x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million (hereinafter, “net debt”).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

The Corporation amended the Ratio to ensure that the impact of business development costs for the proposed business combination with Vulcan and the seasonal working capital requirements for the newly-acquired Colorado operations do not impair liquidity available under the Corporation’s Credit Agreement and AR Credit Facility. The amendments temporarily increase the maximum Ratio to 3.95x at March 31, 2012 and June 30, 2012, stepping down to 3.75x at September 30, 2012. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2012 calculation date. The amendments also allow the Corporation to exclude from the Ratio at March 31, 2012 and June 30, 2012 debt associated with the newly-acquired Colorado operations, which was allowed only through the March 31, 2012 calculation date prior to the amendments.

The Ratio is calculated as net debt, including debt guaranteed by the Corporation, divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring noncash items, if they occur, can affect the calculation of consolidated EBITDA.

At March 31, 2012, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.53 times and was calculated as follows (dollars in thousands):

Twelve Month Period April 1, 2011 to March 31, 2012
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$72,013
Add back:
Interest expense	53,908
Income tax expense	17,207
Depreciation, depletion and amortization expense	162,669
Stock-based compensation expense	10,623
Deduct:
Interest income	(586)

Consolidated EBITDA, as defined	$315,834

Consolidated debt, including debt guaranteed by the Corporation and excluding specified acquisition debt, at March 31, 2012	$1,114,265
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at March 31, 2012	--

Consolidated net debt, as defined, at March 31, 2012	$1,114,265

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2012 for the trailing twelve months EBITDA	3.53 X

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At March 31, 2012, the Corporation had $213 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant, and no available borrowings under its AR Credit Facility. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility, as amended, terminates on April 20, 2013.

The Corporation may be required to obtain financing in connection with the completion of the proposed business combination with Vulcan, to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. A strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain an investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility, and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. The Corporation’s credit ratings are investment-grade level which facilitates obtaining financing at lower rates than noninvestment-grade ratings. While management believes its credit ratings will remain at an investment-grade level absent the proposed business combination with Vulcan, no assurance can be given that these ratings will remain at those levels.

TRENDS AND RISKS     The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

OUTLOOK

As previously noted, management is increasingly optimistic for the remainder of the year. Management is encouraged by first-quarter aggregates product line shipment trends, and as a result, has revised its heritage volume guidance accordingly. Management expects its heritage infrastructure end-use market volume to range from flat to down slightly. Management anticipates double-digit volume growth in its heritage nonresidential end-use market, which is driven primarily by increased energy shipments, although some energy-sector activity will continue to be affected by natural gas prices, the timing of lease commitments for oil and natural gas companies, geographic transitions and weather conditions. Management expects the rate of improvement in the Corporation’s heritage residential end-use market to accelerate over the rate of improvement in 2011. Finally, heritage ChemRock/Rail shipments should be relatively flat.

On another positive note, management is gratified by the sentiments and dialogue in Washington, D.C. regarding the need for a multi-year surface transportation bill and its role in jobs creation. In his State of the Union address on January 25, the President called for money that was previously being spent for wars in Iraq and Afghanistan to be used to rebuild America’s infrastructure. Further, there is seeming bipartisan Congressional agreement that infrastructure is an essential governmental priority. However, the reality of election-year politics will likely slow progress in passing this needed legislation. As management has previously stated, it believes it is likely that transportation reauthorization will likely be stymied by the political process resulting in the current federal highway program being extended by continuing resolutions through the end of the year. Should a bill be passed this year, its impact will not be notable before 2013.

Based on these factors, the Corporation anticipates heritage aggregates product line shipments for the full year to increase from 4% to 5% and heritage aggregates pricing to increase from 2% to 4%. A variety of factors beyond the Corporation’s direct control may exert pressure on volumes, and pricing increases are not expected to be uniform throughout the enterprise.

Heritage aggregates product line direct production costs per ton are expected to decline slightly, as increased production should improve operating efficiency. This forecast assumes efficiencies created by higher production volumes are able to offset increases in energy prices.

As previously indicated, the platform acquisition of the new Denver, Colorado-based business is consistent with one of the Corporation’s clearly articulated long-term strategies: to be in attractive growth areas with a leading market position – thereby permitting greater operational efficiencies, customer service and growth opportunities. Economic forecasts consistently show Denver’s population growing at a faster-than-average pace, with commensurate jobs growth. Still, as evident in the Corporation’s first-quarter results, consolidated aggregates average selling price is changing. The former Mississippi River-based business was largely a long-haul enterprise with selling prices inclusive of the embedded costs in transporting aggregates from a producing location to a distant sales yard from which a customer made its

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

purchase. By contrast, Denver is a truck-served market with the typical sales transaction completed at the producing location without transportation costs. Overall, as the Corporation integrates these operations into its disciplined cost structure, management estimates that the exchange of the River assets for the Denver assets is neutral to the Corporation’s full-year EBITDA. Management expects that this acquisition will be accretive in 2013.

Earnings for the Specialty Products segment should be approximately $68 million to $70 million. Steel utilization and natural gas prices are two key drivers for this segment.

SG&A expenses, excluding the incremental expense related to the newly-acquired operations in Denver, are expected to decline slightly. Management expects favorable improvement in SG&A expenses related to the Corporation’s Denver-based acquisitions as it completes the integration of these operations. Interest expense should remain relatively flat compared with 2011. The Corporation’s effective tax rate is expected to approximate 22%, excluding discrete events. Capital expenditures are forecast at $155 million, which includes the remainder of the $53 million Specialty Products kiln project.

The Corporation’s full-year estimated outlook assumes the Corporation on a stand-alone basis and does not give effect to any benefits that would flow from the proposed combination of the Corporation and Vulcan.

The full-year estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance and does not reflect the impact that would arise from the proposed business combination with Vulcan. The most significant risk to 2012 performance will be the United States economy and its impact on construction activity. In addition, the Corporation’s future performance, including the 2012 estimated outlook, could be affected by its proposed business combination with Vulcan announced on December 12, 2011. For a discussion of the potential risks and other implications of the proposed transaction, please see the prospectus/offer to exchange included in the Corporation’s Registration Statement on Form S-4 filed on December 12, 2011 (as may be amended from time to time), as well as the Risk Factors section of the Corporation’s current annual report on Form 10-K and the Corporation’s other disclosures relating to the combination proposal.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Other risks related to the Corporation’s future performance include, but are not limited to: both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a greater-than-expected decline in infrastructure construction as a result of continued delays in traditional federal, state and/or local infrastructure projects and continued uncertainty regarding the timing and amount of a successor federal highway bill; a decline in nonresidential construction; a slowdown in the residential construction recovery; or some combination thereof. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states have general fund budget pressures driven by lower tax revenues. If these pressures negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina and Texas, states disproportionately affecting the Corporation’s revenue and profitability, are among the states experiencing these fiscal pressures, although recent statistics indicate that tax revenues are increasing.

The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel fuel and other consumables change production costs directly through consumption or indirectly increased energy-related input costs, such as, steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Specialty Products business is sensitive to the absolute price and fluctuations in the cost of natural gas. However, due to recent technology developments allowing the harvesting of abundant natural gas supplies in the U.S., natural gas prices have stabilized.

Transportation in the Corporation’s long-haul network, particularly rail cars and locomotive power to move trains, affects its ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The availability of trucks to transport the Corporation’s products, particularly in markets experiencing increased demand due to energy sector activity, is also a risk. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather, and the recent acquisitions of operations in the Denver, Colorado, market increase the Corporation’s exposure to winter weather and first-quarter losses. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Risks to the full-year outlook include shipment declines as a result of economic events beyond the Corporation’s control. In addition to the impact on nonresidential and residential construction, the Corporation is exposed to risk in its estimated outlook from credit markets and the availability of and interest cost related to its debt.

The Corporation’s future performance is also exposed to risk from tax reform at the federal and state levels.

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

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy; widespread decline in aggregates pricing; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Iowa, Georgia and South Carolina, which when coupled with North Carolina, represented 57% of 2011 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires, conveyor belts, and with respect to the Specialty Products segment, natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes returns to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the Securities and Exchange Commission.

The Corporation also encourages investors to review its disclosures with respect to its proposed business combination with Vulcan, including the risks and other factors described under the headings “Risk Factors” and “Forward- Looking Statements” in the prospectus/offer to exchange included in the Corporation’s Registration Statement on Form S-4 filed on December 12, 2011 (as may be amended from time to time).

Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

Important Additional Information

The Corporation’s Quarterly Report on Form 10-Q on pages 1 through 44 relate, in part, to the exchange offer by the Corporation to exchange each issued and outstanding share of common stock of Vulcan for 0.50 shares of the Corporation’s common stock. This Quarterly Report does not constitute an offer to exchange, or a solicitation of an offer to exchange, shares of Vulcan common stock, nor is it a substitute for the Tender Offer Statement on Schedule TO or the preliminary prospectus/offer to exchange included in the Registration Statement on Form S-4 (the “Registration Statement”) (including the letter of transmittal and related documents and as amended and supplemented from time to time, the “Exchange Offer Documents”) initially filed by the Corporation on December 12, 2011 with the SEC. The Registration Statement has not yet become effective. The Exchange Offer will be made only through the Exchange Offer Documents. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE EXCHANGE OFFER DOCUMENTS AND ALL OTHER RELEVANT DOCUMENTS THAT THE CORPORATION HAS FILED OR MAY FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION.

In connection with the solicitation of proxies for Vulcan’s 2012 annual meeting of shareholders (the “Vulcan Meeting”), the Corporation filed a definitive proxy statement on April 25, 2012 (the “Vulcan Meeting Definitive Proxy Statement”) with the SEC. The Vulcan Meeting Definitive Proxy Statement and accompanying proxy card will be mailed to the shareholders of Vulcan. The Corporation also intends to file a proxy statement on Schedule 14A and other relevant documents with the SEC in connection with its solicitation of proxies for a meeting of the Corporation’s shareholders (the “Martin Marietta Meeting”) to approve, among other things, the issuance of shares of the Corporation’s common stock pursuant to the Exchange Offer (the “Martin Marietta Meeting Proxy Statement”). INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE VULCAN MEETING DEFINITIVE PROXY STATEMENT, THE MARTIN MARIETTA MEETING PROXY STATEMENT AND OTHER RELEVANT MATERIALS AS THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.

All documents referred to above, if filed, will be available free of charge at the SEC’s website (www.sec.gov) or by directing a request to Morrow & Co., LLC at 877.757.5404 (banks and brokers may call (203.658.9400).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2012

(Continued)

The Corporation, its directors and executive officers and the individuals nominated by the Corporation for election to Vulcan’s Board of Directors are participants in any solicitation of proxies from Vulcan shareholders for the Vulcan Meeting or any adjournment or postponement thereof. The Corporation, its directors and executive officers are participants in any solicitation of proxies from the Corporation’s shareholders for the Martin Marietta Meeting or any adjournment or postponement thereof. Information about the participants, including a description of their direct and indirect interests, by security holdings or otherwise, is available in the Registration Statement, the proxy statement for the Corporation’s 2012 annual meeting of shareholders, filed with the SEC on April 18, 2012, and the Vulcan Meeting Definitive Proxy Statement, or will be available in the Martin Marietta Meeting Proxy Statement, as applicable.

INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta Materials, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011, by writing to:

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

Telephone: (919) 788-4367

Website address: www.martinmarietta.com

Information included on the Corporation’s website is not incorporated into, or otherwise create a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, uncertainty regarding federal highway funding, declining tax revenues and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during the quarter ended March 31, 2012. The residential construction market accounted for approximately 8% of the Corporation’s heritage aggregates product line shipments in 2011.

Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates as a result of any temporary cash investments, including money market funds and Eurodollar time deposit accounts; any outstanding variable-rate borrowing facilities; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by energy costs. The Corporation has no material counterparty risk.

Variable-Rate Borrowing Facilities.    The Corporation has a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $100 million AR Credit Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $480 million, which is the collective outstanding balance at March 31, 2012, would increase interest expense by $4.8 million on an annual basis.

Pension Expense.    The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

Energy Costs.    Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. A hypothetical 10% change in the Corporation’s energy prices in 2012 as compared with 2011, assuming constant volumes, would impact annual 2012 pretax earnings by approximately $16.8 million.

Aggregate Risk for Interest Rates and Energy Costs.    Pension expense for 2012 is calculated based on assumptions selected at December 31, 2011. Therefore, interest rate risk in 2012 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on $480 million of variable-rate borrowings outstanding at March 31, 2012 would increase interest expense on an annual basis by $4.8 million. Additionally, a 10% change in energy prices compared with 2011 would impact annual pretax earnings by $16.8 million.

Item 4. Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. As permitted by the Securities and Exchange Commission, the Corporation’s management excluded its newly-acquired Denver operations from its evaluation of disclosure controls and procedures as of March 31, 2012. These Denver operations accounted for approximately 7% of the Company’s consolidated total assets at December 31, 2011. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	--	$--	--	5,041,871
February 1, 2012 – February 29, 2012	--	$--	--	5,041,871
March 1, 2012 – March 31, 2012	--	$--	--	5,041,871

Total	--	$--	--	5,041,871

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.  Other Information.

On May 7, 2012, the Corporation announced that it will pursue an appeal and seek a stay of the Court of Chancery of the State of Delaware’s ruling in the litigation related to the Corporation’s proposed business combination with Vulcan Materials Company. The press release, dated May 7, 2012, is included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

PART II-OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated May 9, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 9, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 9, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 9, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

99.1	Press Release dated May 7, 2012, announcing plans to appeal Delaware Court of Chancery ruling

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated May 8, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 8, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 8, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 8, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

99.1	Press Release dated May 7, 2012, announcing plans to appeal Delaware Court of Chancery ruling

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase