Form 10-Q
period 2012-06-30
MARTIN MARIETTA MATERIALS INC
filed 2012-08-06
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                         Yes ☐                No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 20, 2012
Common Stock, $0.01 par value	45,844,636

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$41,393	$26,022	$26,099
Accounts receivable, net	275,416	203,748	269,390
Inventories, net	331,984	322,607	336,365
Current deferred income tax benefits	75,000	80,674	91,041
Costs in excess of billings	10,226	1,437	1,319
Other current assets	26,312	23,362	21,354

Total Current Assets	760,331	657,850	745,568

Property, plant and equipment	3,739,475	3,688,692	3,644,580
Allowances for depreciation, depletion and amortization	(1,985,697)	(1,914,401)	(1,946,802)

Net property, plant and equipment	1,753,778	1,774,291	1,697,778

Goodwill	618,874	616,671	638,759
Other intangibles, net	52,213	54,133	18,622
Other noncurrent assets	41,337	44,877	48,192

Total Assets	$3,226,533	$3,147,822	$3,148,919

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$3,352	$—	$—
Accounts payable	113,308	92,210	85,415
Accrued salaries, benefits and payroll taxes	15,586	16,732	12,618
Pension and postretirement benefits	5,746	5,250	4,194
Accrued insurance and other taxes	29,616	26,408	28,514
Current maturities of long-term debt and short-term facilities	7,171	7,182	106,959
Other current liabilities	24,287	25,930	25,198

Total Current Liabilities	199,066	173,712	262,898

Long-term debt	1,137,076	1,052,902	978,956
Pension, postretirement and postemployment benefits	153,240	158,101	121,150
Noncurrent deferred income taxes	229,972	222,064	248,330
Other noncurrent liabilities	90,375	92,179	86,986

Total Liabilities	1,809,729	1,698,958	1,698,320

Equity:
Common stock, par value $0.01 per share	457	456	456
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	404,074	401,864	397,575
Accumulated other comprehensive loss	(80,640)	(83,890)	(49,319)
Retained earnings	1,054,048	1,090,891	1,063,732

Total Shareholders' Equity	1,377,939	1,409,321	1,412,444
Noncontrolling interests	38,865	39,543	38,155

Total Equity	1,416,804	1,448,864	1,450,599

Total Liabilities and Equity	$3,226,533	$3,147,822	$3,148,919

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$491,220	$409,565	$841,757	$700,201
Freight and delivery revenues	54,497	52,826	97,938	90,133

Total revenues	545,717	462,391	939,695	790,334

Cost of sales	389,132	312,022	715,839	580,002
Freight and delivery costs	54,497	52,826	97,938	90,133

Total cost of revenues	443,629	364,848	813,777	670,135

Gross Profit	102,088	97,543	125,918	120,199

Selling, general & administrative expenses	35,275	31,001	68,303	59,641
Business development costs	9,240	1,735	35,140	2,707
Other operating (income) and expenses, net	(1,690)	106	(1,465)	(2,402)

Earnings from Operations	59,263	64,701	23,940	60,253

Interest expense	13,256	13,725	26,743	31,890
Other nonoperating (income) and expenses, net	(42)	336	(1,897)	74

Earnings (Loss) from continuing operations before taxes on income	46,049	50,640	(906)	28,289
Income tax expense (benefit)	8,557	13,834	(1,318)	7,723

Earnings from Continuing Operations	37,492	36,806	412	20,566
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $26, ($749), ($75) and ($1, 034), respectively	316	(952)	(278)	(2,408)

Consolidated net earnings	37,808	35,854	134	18,158
Less: Net earnings (loss) attributable to noncontrolling interests	1,057	55	116	(227)

Net Earnings Attributable to Martin Marietta Materials, Inc.	$36,751	$35,799	$18	$18,385

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$36,435	$36,751	$296	$20,793
Earnings (Loss) from discontinued operations	316	(952)	(278)	(2,408)

	$36,751	$35,799	$18	$18,385

Consolidated Comprehensive Earnings (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$38,102	$41,045	$3,268	$22,726
Earnings (Loss) attributable to noncontrolling interests	1,060	56	122	(225)

	$39,162	$41,101	$3,390	$22,501

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$0.79	$0.80	$—	$0.45
Discontinued operations attributable to common shareholders	0.01	(0.02)	—	(0.05)

	$0.80	$0.78	$—	$0.40

Diluted from continuing operations attributable to common shareholders	$0.79	$0.80	$—	$0.44
Discontinued operations attributable to common shareholders	0.01	(0.02)	—	(0.05)

	$0.80	$0.78	$—	$0.39

Weighted-Average Common Shares Outstanding
Basic	45,781	45,628	45,757	45,606

Diluted	45,905	45,794	45,757	45,774

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2012	2011

	(Dollars in Thousands)
	(Unaudited
Cash Flows from Operating Activities:
Consolidated net earnings	$134	$18,158
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	88,735	86,453
Stock-based compensation expense	4,577	6,351
Gains on divestitures and sales of assets	(839)	(3,390)
Deferred income taxes	6,777	9,236
Other items, net	1,322	1,034
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(71,668)	(87,587)
Inventories, net	(9,378)	(3,068)
Accounts payable	21,045	25,052
Other assets and liabilities, net	(13,036)	4,437

Net Cash Provided by Operating Activities	27,669	56,676

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(66,251)	(58,728)
Acquisitions, net	(87)	(49,885)
Proceeds from divestitures and sales of assets	3,947	5,188

Net Cash Used for Investing Activities	(62,391)	(103,425)

Cash Flows from Financing Activities:
Borrowings of long-term debt	171,000	460,000
Repayments of long-term debt	(87,134)	(404,977)
Debt issuance costs	(300)	(3,328)
Change in bank overdraft	3,352	(2,123)
Dividends paid	(36,861)	(36,813)
Distributions to owners of noncontrolling interests	(800)	(1,000)
Purchase of remaining interest in existing subsidiaries	—	(10,394)
Issuances of common stock	836	1,160

Net Cash Provided by Financing Activities	50,093	2,525

Net Increase (Decrease) in Cash and Cash Equivalents	15,371	(44,224)
Cash and Cash Equivalents, beginning of period	26,022	70,323

Cash and Cash Equivalents, end of period	$41,393	$26,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,537	$34,581
Cash refunds for income taxes	$4,309	$11,543

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2011	45,726	$456	$401,864	$(83,890)	$1,090,891	$1,409,321	$39,543	$1,448,864
Consolidated net earnings	—	—	—	—	18	18	116	134
Other comprehensive earnings	—	—	—	3,250	—	3,250	6	3,256
Dividends declared	—	—	—	—	(36,861)	(36,861)	—	(36,861)
Issuances of common stock for stock award plans	112	1	(2,367)	—	—	(2,366)	—	(2,366)
Stock-based compensation expense	—	—	4,577	—	—	4,577	—	4,577
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(800)	(800)

Balance at June 30, 2012	45,838	$457	$404,074	$(80,640)	$1,054,048	$1,377,939	$38,865	$1,416,804

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and six months ended June 30, 2012 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Warranties

The Corporation’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six months to two years after the customer accepts the contract. Because of the nature of its projects, including contract owner inspections of the work both during construction and prior to acceptance, the Corporation has not experienced material warranty costs for these warranties and therefore does not believe an accrual for these costs is necessary.

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

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Effective January 1, 2012, as required by recent accounting guidance, the Corporation changed its presentation of consolidated comprehensive earnings/loss. The Corporation no longer reports total consolidated comprehensive earnings/loss and related components of other comprehensive earnings/loss in its consolidated statement of total equity. Rather, the Corporation presents total consolidated comprehensive earnings/loss in its consolidated statements of earnings and comprehensive earnings for interim periods and in separate but consecutive consolidated statements of comprehensive earnings for annual periods. Prior-year information has been recast to conform to this presentation approach.

Comprehensive earnings attributable to Martin Marietta Materials Inc. consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)

Net earnings attributable to Martin Marietta Materials Inc.	$36,751	$35,799	$18	$18,385
Other comprehensive earnings, net of tax	1,351	5,246	3,250	4,341

Consolidated comprehensive earnings attributable to Martin Marietta Materials Inc.	$38,102	$41,045	$3,268	$22,726

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended June 30, 2012

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

Balance at beginning of period	$(82,656)	$5,275	$(4,610)	$(81,991)
Other comprehensive earnings (loss), net of tax	1,249	(53)	155	1,351

Balance at end of period	$(81,407)	$5,222	$(4,455)	$(80,640)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	Six Months Ended June 30, 2012

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

Balance at beginning of period	$(84,204)	$5,076	$(4,762)	$(83,890)
Other comprehensive earnings, net of tax	2,797	146	307	3,250

Balance at end of period	$(81,407)	$5,222	$(4,455)	$(80,640)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	Three Months Ended June 30, 2012

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

Balance at beginning of period	$54,148	$3,017	$57,165
Tax effect of other comprehensive earnings	(820)	(102)	(922)

Balance at end of period	$53,328	$2,915	$56,243

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	Six Months Ended June 30, 2012

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

Balance at beginning of period	$55,161	$3,116	$58,277
Tax effect of other comprehensive earnings	(1,833)	(201)	(2,034)

Balance at end of period	$53,328	$2,915	$56,243

Comprehensive earnings attributable to noncontrolling interests consist of net earnings and adjustments for the funding status of pension and postretirement benefit plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)

Net earnings (loss) attributable to noncontrolling interests	$1,057	$55	$116	$(227)
Other comprehensive earnings, net of tax	3	1	6	2

Consolidated comprehensive earnings (loss) attributable to noncontrolling interests	$1,060	$56	$122	$(225)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings (Loss) per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings (loss) attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. The denominator for basic earnings (loss) per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2011, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued. For the six months ended June 30, 2012, all such awards were antidilutive given the net loss available to common shareholders attributable to Martin Marietta Materials, Inc.

The following table reconciles the numerator and denominator for basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$36,435	$36,751	$296	$20,793
Less: Distributed and undistributed earnings attributable to unvested awards	232	298	242	313

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	36,203	36,453	54	20,480
Basic and diluted net earnings (loss) available to common shareholders from discontinued operations	316	(952)	(278)	(2,408)

Basic and diluted net earnings (loss) available to common shareholders attributable to Martin Marietta Materials, Inc.	$36,519	$35,501	$(224)	$18,072

Basic weighted-average common shares outstanding	45,781	45,628	45,757	45,606
Effect of dilutive employee and director awards	124	166	—	168

Diluted weighted-average common shares outstanding	45,905	45,794	45,757	45,774

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

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

All discontinued operations relate to the Aggregates business. Discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)

Net sales	$—	$17,187	$—	$32,812

Pretax gain (loss) on operations	$342	$(1,701)	$1	$(3,442)
Pretax loss on disposals	—	—	354	—

Pretax gain (loss)	342	(1,701)	(353)	(3,442)
Income tax expense (benefit)	26	(749)	(75)	(1,034)

Net earnings (loss)	$316	$(952)	$(278)	$(2,408)

3.	Inventories, Net

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in Thousands)

Finished products	$355,455	$350,685	$361,377
Products in process and raw materials	18,714	11,116	9,793
Supplies and expendable parts	55,201	53,287	51,388

	429,370	415,088	422,558
Less allowances	(97,386)	(92,481)	(86,193)

Total	$331,984	$322,607	$336,365

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Intangible Assets

Changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total are as follows (dollars in thousands):

	Three Months Ended June 30, 2012

	Mideast Group	Southeast Group	West Group	Total

Balance at beginning of period	$112,823	$81,302	$422,604	$616,729
Adjustments to purchase price allocations	—	—	2,145	2,145

Balance at end of period	$112,823	$81,302	$424,749	$618,874

	Six Months Ended June 30, 2012

	Mideast Group	Southeast Group	West Group	Total

Balance at beginning of period	$122,052	$72,073	$422,546	$616,671
Adjustments to purchase price allocations	—	—	2,203	2,203
District reorganization	(9,229)	9,229	—	—

Balance at end of period	$112,823	$81,302	$424,749	$618,874

5.	Long-Term Debt

	June 30,	December 31,	June 30,
	2012	2011	2011

	(Dollars in Thousands)

6.6% Senior Notes, due 2018	$298,575	$298,476	$298,380
7% Debentures, due 2025	124,430	124,417	124,405
6.25% Senior Notes, due 2037	228,097	247,915	247,898
Term Loan Facility, due 2015, interest rate of 1.87% at June 30, 2012; 2.20% at December 31, 2011; and 1.87% at June 30, 2011	245,000	250,000	250,000
Revolving Facility, interest rate of 1.62% at June 30, 2012; 2.64% at December 31, 2011; and 1.56% at June 30, 2011	145,000	35,000	60,000
AR Credit Facility, interest rate of 1.00% at June 30, 2012; 1.66% at December 31, 2011; and 1.60% at June 30, 2011	100,000	100,000	100,000
Other notes	3,145	4,276	5,232

Total debt	1,144,247	1,060,084	1,085,915
Less current maturities	(7,171)	(7,182)	(106,959)

Long-term debt	$1,137,076	$1,052,902	$978,956

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

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

On April 13, 2012, the Corporation renewed its AR Credit Facility for a one-year term ending April 20, 2013.

The Credit Agreement (which consists of the Term Loan Facility and a $350,000,000 Revolving Facility) and the AR Credit Facility require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

In 2012, the Corporation amended the Ratio to ensure that the impact of business development costs and the seasonal working capital requirements of the Corporation’s acquired Colorado operations do not impair liquidity available under the Corporation’s Credit Agreement and AR Credit Facility. The amendments temporarily increase the maximum Ratio to 3.95x at June 30, 2012, before stepping down to 3.75x at September 30, 2012. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2012 calculation date. The amendments also allow the Corporation to exclude debt associated with the acquired Colorado operations from the Ratio at June 30, 2012.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At June 30, 2012, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2012, the Corporation recognized $257,000 and $508,000, respectively, as additional interest expense. For the three and six months ended June 30, 2011, the Corporation recognized $239,000 and $474,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, publicly-registered long-term notes, debentures and other long-term debt.

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

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Iowa, Georgia and South Carolina, which accounted for approximately 57% of the Aggregate business’ 2011 net sales). The estimated fair values of customer receivables approximate their carrying amounts.

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

The carrying values and fair values of the Corporation’s long-term debt were $1,144,247,000 and $1,204,965,000, respectively, at June 30, 2012; $1,060,084,000 and $1,087,726,000, respectively, at December 31, 2011; and $1,085,915,000 and $1,053,281,000, respectively, at June 30, 2011. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on level 1 of the fair value hierarchy, quoted market prices. The estimated fair value of other borrowings, which primarily represent variable-rate debt, approximates its carrying amount.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

	Six Months Ended June 30,
	2012	2011
Estimated effective income tax rate:
Continuing operations	145.5%	27.3%

Discontinued operations	21.2%	30.0%

Consolidated overall	110.6%	26.9%

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

The consolidated overall estimated effective income tax rate for the six months ended June 30, 2012 included a refund of federal tax and interest of $1,626,000 related to the 2006 tax year. This discrete event drove an increase in the consolidated overall estimated effective income tax rate for the six months ended June 30, 2012. The consolidated overall estimated effective income tax rate for the six months ended June 30, 2012 would have been 21.1% without this discrete event; a rate more reflective of the expected annual tax rate of 23%. The consolidated overall estimated effective income tax rate for the six months ended June 30, 2011 included the following discrete events: resolution of a federal tax and interest overpayment of $1,730,000 related to the 2006 tax year and an agreed-upon refund of $1,060,000 for the double taxation of the Corporation’s wholly-owned Canadian subsidiary for the 2001 and 2002 tax years.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes. On March 7, 2012, the Internal Revenue Service (“IRS”) issued two revenue procedures containing administrative guidance related to the adoption of the new rules. Although the regulations are generally effective for tax years beginning January 1, 2012, the IRS has granted taxpayers administrative relief and audit protection for a two-year period as long as the taxpayer adopts the regulations retroactively within two years of the effective date. Management has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Corporation’s consolidated financial position and results of operations. As part of its compliance with these regulations, the Corporation reversed its unrecognized tax benefits related to repairs and maintenance as of March 31, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes (continued)

The Corporation’s unrecognized tax benefits, excluding interest and correlative effects, are as follows:

Six Months Ended June 30, 2012
(Dollars in Thousands)

Unrecognized tax benefits at beginning of period	$ 9,288
Gross increases – tax positions in prior years	9,366
Gross decreases – tax positions in prior years	(13,876)
Gross increases – tax positions in current year	905
Settlements with taxing authorities	(555)

Unrecognized tax benefits at end of period	$ 5,128

At June 30, 2012, unrecognized tax benefits of $5,876,000, net of federal tax benefits and related to interest accruals and permanent income tax differences, would have favorably affected the Corporation’s effective income tax rate if recognized.

8.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost for pension and postretirement benefits are as follows (dollars in thousands):

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2012	2011	2012	2011

	(Dollars in Thousands)

Service cost	$3,174	$2,437	$59	$34
Interest cost	5,743	5,027	322	214
Expected return on assets	(5,802)	(5,298)	—	—
Amortization of:
Prior service cost (credit)	113	116	(849)	(167)
Actuarial loss (gain)	3,016	1,368	(74)	(8)
Settlement charge	524	—	—	—

Net periodic benefit cost (credit)	$6,768	$3,650	$(542)	$73

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Pension and Postretirement Benefits (continued)

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2012	2011	2012	2011

	(Dollars in Thousands)

Service cost	$6,740	$5,630	$114	$175
Interest cost	12,193	11,617	617	1,113
Expected return on assets	(12,318)	(12,243)	—	—
Amortization of:
Prior service cost (credit)	240	267	(1,628)	(871)
Actuarial loss (gain)	6,403	3,162	(142)	(43)
Settlement charge	524	14	—	—

Net periodic benefit cost (credit)	$13,782	$8,447	$(1,039)	$374

9.	Commitments and Contingencies

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

On May 4, 2012, the Court of Chancery of the State of Delaware issued an opinion and on May 14, 2012, it entered a final order and judgment pursuant to which, among other things, the Corporation was enjoined for a period of four months from prosecuting a proxy contest, making an exchange or tender offer, or otherwise taking steps to acquire control of Vulcan Materials Company (“Vulcan”) shares or assets. In accordance with this order, the Corporation terminated its exchange offer for Vulcan shares and its proxy solicitation to elect four nominees to the board of directors of Vulcan. The Delaware Supreme Court affirmed the Court of Chancery decision on May 31, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Commitments and Contingencies (continued)

Environmental and Governmental Regulations

In 2010, the United States Environmental Protection Agency (“USEPA”) included the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Corporation in 2010 and 2011 regarding the Corporation’s compliance with the CAA New Source Review (“NSR”) program at its Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Corporation has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Corporation believes it is in substantial compliance with the NSR program. Because the enforcement proceeding is in its initial stage, at this time the Corporation cannot reasonably estimate what reasonable likely penalties or required upgrades to equipment might ultimately be required. The Corporation believes that any costs related to any required upgrades will be spread over time and will not have a material adverse effect on the Corporation’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Total revenues:
Mideast Group	$119,767	$116,043	$204,211	$192,123
Southeast Group	79,388	84,677	152,900	152,255
West Group	291,313	207,482	471,033	338,168

Total Aggregates Business	490,468	408,202	828,144	682,546
Specialty Products	55,249	54,189	111,551	107,788

Total	$545,717	$462,391	$939,695	$790,334

Net sales:
Mideast Group	$109,662	$107,330	$186,846	$178,670
Southeast Group	73,748	77,965	141,274	140,675
West Group	257,348	174,670	411,459	282,115

Total Aggregates Business	440,758	359,965	739,579	601,460
Specialty Products	50,462	49,600	102,178	98,741

Total	$491,220	$409,565	$841,757	$700,201

Earnings (Loss) from operations:
Mideast Group	$23,770	$23,100	$22,920	$25,152
Southeast Group	(2,262)	(637)	(5,989)	(4,834)
West Group	34,064	26,357	15,189	13,684

Total Aggregates Business	55,572	48,820	32,120	34,002
Specialty Products	17,451	19,281	35,672	34,410
Corporate	(13,760)	(3,400)	(43,852)	(8,159)

Total	$59,263	$64,701	$23,940	$60,253

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

The asphalt, ready mixed concrete and road paving product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)

Aggregates	$356,849	$331,209	$614,262	$554,257
Asphalt	20,235	13,943	32,723	24,854
Ready Mixed Concrete	29,246	7,627	49,490	12,941
Road Paving	34,428	7,186	43,104	9,408

Total Aggregates Business	440,758	359,965	739,579	601,460

Magnesia-Based Chemicals	35,524	34,145	71,923	69,305
Dolomitic Lime	14,443	15,103	29,415	28,882
Other	495	352	840	554

Total Specialty Products	50,462	49,600	102,178	98,741

Total	$491,220	$409,565	$841,757	$700,201

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six Months Ended June 30,

	2012	2011

	(Dollars in Thousands)

Other current and noncurrent assets	$(9,482)	$106
Accrued salaries, benefits and payroll taxes	(2,962)	(6,171)
Accrued insurance and other taxes	3,208	4,978
Accrued income taxes	(5,675)	8,093
Accrued pension, postretirement and postemployment benefits	(252)	833
Other current and noncurrent liabilities	2,127	(3,402)

	$(13,036)	$4,437

The change in other current and noncurrent assets for the six months ended June 30, 2012 relates to an increase in costs in excess of billings for the Corporation’s road paving business. The road paving business typically has a longer cash collection cycle compared with the Aggregates business’ other product lines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products from a network of 303 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES  The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2012.

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

Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2012 and 2011 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Gross Margin in Accordance with GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gross profit	$102,088	$97,543	$125,918	$120,199

Total revenues	$545,717	$462,391	$939,695	$790,334

Gross margin	18.7%	21.1%	13.4%	15.2%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gross profit	$102,088	$97,543	$125,918	$120,199

Total revenues	$545,717	$462,391	$939,695	$790,334
Less: Freight and delivery revenues	(54,497)	(52,826)	(97,938)	(90,133)

Net sales	$491,220	$409,565	$841,757	$700,201

Gross margin excluding freight and delivery revenues	20.8%	23.8%	15.0%	17.2%

Operating Margin in Accordance with GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Earnings from operations	$59,263	$64,701	$23,940	$60,253

Total revenues	$545,717	$462,391	$939,695	$790,334

Operating margin	10.9%	14.0%	2.5%	7.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Earnings from operations	$59,263	$64,701	$23,940	$60,253

Total revenues	$545,717	$462,391	$939,695	$790,334
Less: Freight and delivery revenues	(54,497)	(52,826)	(97,938)	(90,133)

Net sales	$491,220	$409,565	$841,757	$700,201

Operating margin excluding freight and delivery revenues	12.1%	15.8%	2.8%	8.6%

The impact of business development expenses on earnings per diluted share, consolidated earnings from operations excluding business development expenses, adjusted earnings per diluted share and net cash provided by operating activities excluding the impact of business development expenses each represent non-GAAP financial measures. Management presents these measures to provide more consistent information for investors and analysts to use when comparing operating results for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 with the respective prior-year periods.

The following shows the calculation of the earnings per diluted share impact of business development expenses (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2012
Business development expenses	$ 9,240	$ 35,140
Income tax benefit	(3,654)	(13,898)

After-tax impact of business development expenses	$ 5,586	$ 21,242

Diluted average number of common shares outstanding	45,905	45,757

Earnings per diluted share impact of business development expenses	$ (0.12)	$ (0.46)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

The following reconciles consolidated earnings from operations in accordance with generally accepted accounting principles to consolidated earnings from operations excluding business development expenses (in thousands):

	Three Months Ended	Six Months Ended
June 30, 2012
Consolidated earnings from operations in accordance with generally accepted accounting principles	$ 59,263	$ 23,940
Add back: Business development expenses	9,240	35,140

Consolidated earnings from operations, excluding business development expenses	$ 68,503	$ 59,080

The following reconciles earnings per diluted share in accordance with generally accepted accounting principles to adjusted earnings per diluted share, excluding business development expenses:

	Three Months Ended	Six Months Ended
June 30, 2012
Earnings per diluted share in accordance with generally accepted accounting principles	$ 0.80	$ --
Add back: Impact of business development expenses	0.12	0.46

Adjusted earnings per diluted share, excluding business development expenses	$ 0.92	$ 0.46

The following reconciles net cash provided by operating activities in accordance with generally accepted accounting principles to net cash provided by operating activities, excluding business development expenses (in thousands):

Six Months Ended
June 30, 2012
Net cash provided by operating activities in accordance with generally accepted accounting principles	$27,669
Add back: Impact of business development expenses on operating cash flow	24,948

Net cash provided by operating activities, excluding business development expenses	$52,617

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Quarter Ended June 30

Notable items for the quarter ended June 30, 2012 (all comparisons are versus the prior-year second quarter):

—

Adjusted earnings per diluted share of $0.92, excluding a $0.12 per diluted share charge for business development expenses; including these charges, earnings per diluted share of $0.80 compared with $0.78

—	Consolidated net sales of $491.2 million, up 19.9%, compared with $409.6 million
—	Heritage aggregates product line volume increased 2.8%
—	Heritage aggregates product line pricing increased 2.4%
—	Specialty Products net sales of $50.5 million and earnings from operations of $17.5 million
—	Consolidated selling, general and administrative expenses (“SG&A”) decreased 40 basis points as a percentage of net sales
—	Consolidated earnings from operations of $68.5 million, excluding $9.2 million of business development expenses, compared with $64.7 million

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2012 and 2011. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$109,662		$107,330
Southeast Group	73,748		77,965
West Group	257,348		174,670

Total Aggregates Business	440,758	100.0	359,965	100.0
Specialty Products	50,462	100.0	49,600	100.0

Total	$491,220	100.0	$409,565	100.0

Gross profit (loss):
Mideast Group	$32,402		$31,946
Southeast Group	3,634		7,406
West Group	45,821		35,943

Total Aggregates Business	81,857	18.6	75,295	20.9
Specialty Products	19,923	39.5	21,388	43.1
Corporate	308	--	860	--

Total	$102,088	20.8	$97,543	23.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)

Selling, general & administrative expenses:
Mideast Group	$9,651		$9,404
Southeast Group	5,700		6,792
West Group	13,967		10,682

Total Aggregates Business	29,318	6.7	26,878	7.5
Specialty Products	2,196	4.4	2,223	4.5
Corporate	3,761	--	1,900	--

Total	$35,275	7.2	$31,001	7.6

Earnings (Loss) from operations:
Mideast Group	$23,770		$23,100
Southeast Group	(2,262)		(637)
West Group	34,064		26,357

Total Aggregates Business	55,572	12.6	48,820	13.6
Specialty Products	17,451	34.6	19,281	38.9
Corporate	(13,760)	--	(3,400)	--

Total	$59,263	12.1	$64,701	15.8

The Corporation’s second-quarter results once again reflect the powerful combination of increases in shipment volumes and average selling prices in the heritage aggregates product line, which led to a 150-basis-point improvement in the heritage aggregates business operating margin (excluding freight and delivery revenues). Underlying these increases are continuing indications of recovery in certain of the Corporation’s markets, predominantly in the western United States. In particular, heritage volume growth in Texas was driven by increased shipments to both the energy sector and the residential end-use market. Additionally, the Specialty Products business reported strong results, establishing a new second-quarter record for net sales. Looking ahead, the positive momentum generated in the first half of the year, together with the recent passage of a new federal highway bill and regionalized improvement in homebuilding, have bolstered the Corporation’s optimism for construction activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

For the quarter, heritage aggregates product line shipments increased 2.8% over the prior-year period. This growth was led by a 7.6% increase in the West Group, with heritage volumes particularly strong in Texas, driven by robust construction activity, and in the Corporation’s Midwest Division, particularly Iowa, where the mild winter permitted an early start to the construction season. The Mideast Group reported heritage volume growth of 2.9%, with heavy highway projects in the Indiana and Ohio markets offsetting declines in the North Carolina markets where construction project delays have shifted work originally planned for the second quarter into the second half of the year. The Southeast Group experienced a 10.1% decline in heritage aggregates product line shipments resulting from economic growth in the region lagging national trends, principally due to weak job growth and continued high foreclosure rates.

Notably, heritage aggregates product line shipments increased 8% in April and May over the prior-year two-month period. In that volume environment, an incremental gross margin (excluding freight and delivery revenues) consistent with management’s expectations was achieved. In June, however, shipments declined 5.5%, indicative of previously-mentioned project delays, coupled with uncertainty in the current economic environment. As expected, this erratic volume pattern, together with planned inventory reduction, diluted the incremental gross margin gains from the first two months of the quarter. However, management is pleased with the 150-basis-point expansion of operating margin (excluding freight and delivery revenues) in the heritage aggregates business for the quarter.

Heritage shipments in the infrastructure end-use market, which represents more than half of the Aggregates business, increased 3% for the quarter. Management was gratified to see the Moving Ahead for Progress in the 21st Century Act, or MAP-21, signed into law earlier in the month. MAP-21 is a two-year federal surface transportation bill intended to expedite project approvals and limit spending for programs outside of core transportation needs. The bill provides highway expenditures at current levels, $40 billion per year, with modest increases to reflect projected inflation and reform provisions. The funding provided by this multi-year bill brings a degree of fiscal certainty to those states, counties and municipalities that were subjected to a series of short-term continuing federal resolutions since 2009 and hesitant to initiate needed infrastructure projects. While the impact of MAP-21 is not expected to generate meaningful construction activity in 2012, management fully anticipates that the Corporation’s aggregates shipments will increase over the next several years, with more clarity into the magnitude of that increase as the late summer/early fall state Department of Transportation project lettings become available.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Shipments to the heritage nonresidential end-use market increased 8% over the prior-year quarter, with growth attributable to heavy industrial activity, particularly in the energy sector. The heritage residential end-use market continues to recover from the depressed levels experienced in recent years. For the quarter, heritage shipments to this market rose 21%, reflecting the increase in national year-to-date housing starts. Finally, the heritage ChemRock/Rail end-use market declined 19% versus the prior-year quarter. The reduction is principally due to the comparison with an unusually strong quarter for ballast shipments in 2011 as well as project delays related to track maintenance schedules in the current year. The Corporation expects to recover certain of these shipments in the second half of the year.

The Corporation continues to see positive construction trends in the Denver, Colorado market, which it entered in December 2011. The rate of growth in highway contract awards in Colorado ranks among the highest in the country and, importantly, construction-related employment is growing at twice the national average. Nonresidential construction activity also continues to improve with commercial real estate realizing increased lease rates and decreasing vacancies. Year-to-date housing permits in the state increased nearly 70%, outpacing the national average; while single-family home sales have increased significantly over the prior-year period. Despite the later start of the construction season due to the increased exposure to winter weather, the Colorado operations once again exceeded management’s expectations and had break-even profitability for the quarter.

The heritage aggregates product line average selling price grew 2.4% over the prior-year quarter. The West Group had the highest rate of increase, 5.4%, driven by shipments to the energy sector. These shipments are primarily from sales yards which have higher average selling prices than producing quarries due to internal freight costs. The Southeast Group reported a 4.7% heritage pricing increase despite a volume decline, with particular strength at its Bahamas facility, which is providing aggregates for a significant nonresidential project. The average selling price for the Mideast Group increased 1.5%, excluding a 240-basis-point reduction in pricing due to geographic mix.

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended June 30, 2012
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	2.9%	(0.9%)
Southeast Group	(10.1%)	4.7%
West Group	7.6%	5.4%
Heritage Aggregates Operations	2.8%	2.4%
Aggregates Product Line (3)	3.0%	0.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

	Three Months Ended June 30,
	2012	2011
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	9,814	9,540
Southeast Group	5,666	6,300
West Group	17,904	16,633

Heritage Aggregates Operations	33,384	32,473
Acquisitions	1,745	--
Divestitures (4)	1	1,638

Aggregates Product Line (3)	35,130	34,111

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

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

The Specialty Products business continues to experience strong demand in both the chemicals and dolomitic lime product lines. For the quarter, net sales of $50.5 million increased 1.7% and established a new second-quarter record. Earnings from operations of $17.5 million, or 34.6% of net sales, compared with earnings from operations of $19.3 million in the second quarter of 2011, reflect higher costs incurred for raw materials, contract services and repairs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Planned inventory reductions in the heritage aggregates product line drove a 1.3% increase in cost per ton during the quarter. However, contrary to a multi-quarter trend of increases, energy costs were essentially flat as the Corporation paid an average of $3.03 per gallon of diesel fuel compared with $3.08 in the prior-year quarter. Cumulatively, direct production costs for the heritage aggregates product line increased slightly.

The Corporation’s consolidated gross margin (excluding freight and delivery revenues) for the quarter was 20.8%, a 300-basis-point decline compared with the prior-year quarter primarily attributable to inventory control measures. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2011	$97,543

Heritage Aggregates Product Line:
Volume strength	9,346
Pricing strength	8,103
Increase in production costs	(1,545)
Increase in nonproduction costs	(4,057)
Inventory change	(8,382)

Increase in Heritage Aggregates Product Line gross profit	3,465
Aggregates Business – acquired locations	3,308
Specialty Products	(1,465)
Corporate	(552)
Other	(211)

Increase in consolidated gross profit	4,545

Consolidated gross profit, quarter ended June 30, 2012	$102,088

Nonproduction costs for the heritage aggregates product line include freight expenses to transport materials from a producing quarry to a distribution yard and resale material. During the quarter, internal rail freight costs increased due to additional volumes being shipped to materials yards, particularly in the West Group. Additionally, during the quarter, the Corporation’s Mideast Group operations were unable to produce enough material to support well drilling for the oil and gas industry and purchased these products for its customers, incurring incremental resale material costs of $2.9 million over the prior-year quarter. The Mideast Group should see resale material purchases moderate over the next quarter as certain quarries are brought back on line following planned upgrades.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Inventory change is the difference between the prior period’s ending inventory and the current period’s ending inventory. In periods in which inventory decreases, inventory change will increase cost of sales, as capitalized production costs are recognized into earnings. Conversely, in periods in which inventory increases, inventory change will reduce cost of sales. During the twelve-month period ended June 30, 2012, the Corporation adjusted production and reduced heritage aggregates product line inventory levels as part of planned inventory control initiatives. At June 30, 2012 and 2011, heritage aggregates inventory on hand was 59.7 million tons and 63.4 million tons, respectively.

Consolidated SG&A expenses were 7.2% of net sales, a 40-basis-point reduction compared with the prior-year quarter. On an absolute basis, SG&A expenses increased $4.3 million, as expected, primarily attributable to overhead incurred at our Denver operations and costs related to an information systems upgrade expected to be completed by the fall of 2013.

During the second quarter 2012, the Corporation incurred $9.2 million of business development costs related to the Corporation’s proposed business combination with Vulcan Materials Company (“Vulcan”). On May 4, 2012, the Court of Chancery of the State of Delaware issued an opinion and, on May 14, 2012, it entered a final order and judgment pursuant to which, among other things, the Corporation was enjoined for a period of four months from prosecuting a proxy contest, making an exchange or tender offer, or otherwise taking steps to acquire control of Vulcan shares or assets. In accordance with this order, the Corporation terminated its exchange offer for Vulcan shares and its proxy solicitation to elect four nominees to the board of directors of Vulcan. The Delaware Supreme Court affirmed the Court of Chancery decision on May 31, 2012.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was income of $1.7 million in 2012 compared with an expense of $0.1 million in 2011, primarily as a result of higher gains on the sale of assets in during the second quarter of 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Six Months Ended June 30

Notable items for the six months ended June 30, 2012 (all comparisons are versus the prior-year six-month period):

—	Adjusted earnings per diluted share of $0.46, excluding business development expenses; including these charges, breakeven earnings per diluted share compared with $0.39
—	Consolidated net sales of $841.8 million, up 20.2%, compared with $700.2 million
—	Heritage aggregates product line volume increased 5.5%
—	Heritage aggregates product line pricing increased 2.6%
—	Specialty Products net sales of $102.2 million and earnings from operations of $35.7 million, representing a 10-basis-point improvement in operating margin (excluding freight and delivery revenues)
—	Consolidated SG&A decreased 40 basis points as a percentage of net sales
—	Consolidated earnings from operations of $59.1 million, excluding $35.1 million of business development costs, compared with $60.3 million

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2012 and 2011. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$186,846		$178,670
Southeast Group	141,274		140,675
West Group	411,459		282,115

Total Aggregates Business	739,579	100.0	601,460	100.0
Specialty Products	102,178	100.0	98,741	100.0

Total	$841,757	100.0	$700,201	100.0

Gross profit (loss):
Mideast Group	$40,278		$40,267
Southeast Group	7,086		9,092
West Group	41,093		33,305

Total Aggregates Business	88,457	12.0	82,664	13.7
Specialty Products	39,313	38.5	38,958	39.5
Corporate	(1,852)	--	(1,423)	--

Total	$125,918	15.0	$120,199	17.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)

Selling, general & administrative expenses:
Mideast Group	$19,120		$18,520
Southeast Group	11,663		13,612
West Group	27,856		21,278

Total Aggregates Business	58,639	7.9	53,410	8.9
Specialty Products	4,725	4.6	4,690	4.7
Corporate	4,939	--	1,541	--

Total	$68,303	8.1	$59,641	8.5

Earnings (Loss) from operations:
Mideast Group	$22,920		$25,152
Southeast Group	(5,989)		(4,834)
West Group	15,189		13,684

Total Aggregates Business	32,120	4.3	34,002	5.7
Specialty Products	35,672	34.9	34,410	34.8
Corporate	(43,852)	--	(8,159)	--

Total	$23,940	2.8	$60,253	8.6

For the first six months, net sales for the Aggregates business were $739.6 million in 2012 versus $601.5 million in 2011, primarily due to the acquisition of operations in Denver, Colorado, and growth in the Corporation’s nonresidential and residential end-use markets. Shipments to the heritage nonresidential end-use market increased 11% as energy-sector activity continues to grow. The residential end-use market continues to recover from the depressed levels of the past few years, reflecting the increase in national year-to-date housing permits. For the six-month period ended June 30, 2012, heritage aggregates volume increased 5.5%, while pricing increased 2.6%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Six Months Ended June 30, 2012
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mideast Group	5.4%	(1.2%)
Southeast Group	(3.4%)	3.5%
West Group	9.3%	6.2%
Heritage Aggregates Operations	5.5%	2.6%
Aggregates Product Line (3)	4.7%	0.8%

	Six Months Ended June 30,
	2012	2011
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	16,267	15,439
Southeast Group	10,918	11,301
West Group	30,055	27,494

Heritage Aggregates Operations	57,240	54,234
Acquisitions	2,831	--
Divestitures (4)	24	3,144

Aggregates Product Line (3)	60,095	57,378

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

Specialty Products’ net sales increased 3.5% to $102.2 million, reflecting growth in both chemicals and dolomitic lime product lines. Earnings from operations were $35.7 million, a 10-basis-point improvement in operating margin (excluding freight and delivery revenues) over the prior-year period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Increased direct production costs and nonproduction costs for the heritage aggregates product line, coupled with the Corporation’s increased exposure to vertically-integrated business, reduced the Corporation’s gross margin (excluding freight and delivery revenues) for the six months ended June 30 by 220 basis points to 15.0% in 2012. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2011	$120,199

Heritage Aggregates Product Line:
Volume strength	30,935
Pricing strength	15,614
Increase in noncontrollable energy costs	(4,257)
Increase in other production costs	(12,057)
Increase in nonproduction costs	(16,968)
Inventory change	(1,674)

Increase in Heritage Aggregates Product Line gross profit	11,593
Aggregates Business – acquired locations	(1,180)
Specialty Products	355
Corporate	(429)
Other	(4,620)

Increase in consolidated gross profit	5,719

Consolidated gross profit, quarter ended June 30, 2012	$125,918

The heritage aggregates product line continues to absorb the significant financial impact of higher energy expenses, particularly diesel fuel, which represents the single largest component of its energy costs. For the first six months, the Aggregates business paid an average of $3.14 per gallon in 2012 compared with $2.95 in the prior-year period.

For the six months ended June 30, 2012, other production costs for the heritage aggregates product line increased $12.1 million over the prior-year period due to higher costs for labor, repairs, supplies and royalty expenses. Direct production costs per ton increased 1% over the comparable prior-year period as increased year-to-date production improved operating efficiency.

Nonproduction costs for the heritage aggregates product line increased $17.0 million compared with the prior-year period. Internal freight costs for the heritage aggregates operations increased $9.9 million compared with the prior-year period. While higher diesel fuel costs experienced during the first quarter contributed to the increase in internal freight costs, the rail component increased due to increased shipments to materials yards, particularly in the West Group. Additionally, resale material costs increased significantly as the Corporation has been unable to produce enough material to support well drilling for the oil and gas industry, particularly in the Mideast Group, and purchased the products for its customers.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Consolidated SG&A expenses were 8.1% of net sales, a 40-basis-point reduction compared with the prior-year period. On an absolute basis, SG&A expenses increased $8.7 million, as expected, primarily related to the acquired operations in the Denver, Colorado market.

During the six months ended June 30, 2012, the Corporation incurred $35.1 million of business development costs.

For the six months ended June 30, consolidated other operating income and expenses, net, was income of $1.5 million in 2012 compared with income of $2.4 million in 2011, primarily as a result of higher gains on the sale of assets in 2011.

Interest expense was $26.7 million for the six months ended June 30, 2012 compared with $31.9 million for the prior-year period. The decrease in 2012 was due to a higher mix of variable-rate debt which currently bears a lower interest rate than the Corporation’s fixed-rate debt.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the six months ended June 30, was income of $1.9 million in 2012 compared with an expense of $0.1 million in 2011, primarily as a result of a bond repurchase at a discount in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Excluding the impact of business development expenses, cash provided by operating activities for the six months ended June 30 was $52.6 million in 2012 compared with $56.7 million for 2011. Operating cash flow is primarily derived from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Depreciation	$84,056	$83,532
Depletion	1,903	1,347
Amortization	2,776	1,574

	$88,735	$86,453

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Additionally, the Corporation’s December 2011 asset exchange changed the timing of cash flows throughout the year, with increased cash flows generated by the Denver operations expected to be realized later in the year. Cash used for operating activities by the Denver operations was approximately $39 million during the first six months of 2012. Days sales outstanding was 43 days, down from 44 days in 2011.

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full year 2011 net cash provided by operating activities was $259.1 million compared with $56.7 million for the first six months of 2011.

Capital expenditures, exclusive of acquisitions, for the first six months were $66.3 million in 2012 and $58.7 million in 2011. During 2012, the Corporation incurred $22 million for the construction of a dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. This project is expected to be substantially completed during the fourth quarter. Once completed, the new kiln is expected to generate annual net sales ranging from $22 million to $25 million. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155 million. Comparable full-year capital expenditures were $155.4 million in 2011.

On January 23, 2012, the Corporation repurchased $20.0 million par value of its outstanding 6.25% Senior Notes due 2037 at 90.75. This repurchase was financed with borrowings of $18.2 million under the Corporation’s Revolving Facility.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2012 and 2011. Management currently has no intent to repurchase any shares of its common stock. At June 30, 2012, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of the Term Loan Facility and a $350 million Revolving Facility) and the AR Credit Facility require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.5x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million (hereinafter, “net debt”).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

In 2012, the Corporation amended the Ratio to ensure that the impact of business development costs and the seasonal working capital requirements for the acquired Colorado operations do not impair liquidity available under the Corporation’s Credit Agreement and AR Credit Facility. The amendments temporarily increase the maximum Ratio to 3.95x at June 30, 2012, stepping down to 3.75x at September 30, 2012. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2012 calculation date. The amendments also allow the Corporation to exclude debt associated with the acquired Colorado operations from the Ratio at June 30, 2012, which was allowed only through the March 31, 2012 calculation date prior to the amendments.

The Ratio is calculated as debt, including debt guaranteed by the Corporation, divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring noncash items, if they occur, can affect the calculation of consolidated EBITDA.

At June 30, 2012, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.63 times and was calculated as follows (dollars in thousands):

Twelve Month Period July 1, 2011 to June 30, 2012

Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$ 68,109
Add back:
Interest expense	53,439
Income tax expense	11,954
Depreciation, depletion and amortization expense	166,660
Stock-based compensation expense	9,748
Deduct:
Interest income	(567)

Consolidated EBITDA, as defined	$ 309,343

Consolidated debt, including debt guaranteed by the Corporation and excluding specified acquisition debt, at June 30, 2012	$ 1,124,376
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at June 30, 2012	--

Consolidated net debt, as defined, at June 30, 2012	$ 1,124,376

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2012 for the trailing twelve months EBITDA	3.63 X

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At June 30, 2012, the Corporation had $202.5 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant, and no available borrowings under its AR Credit Facility. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility, as amended, terminates on April 20, 2013.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. A strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain an investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility, and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. The Corporation is currently rated by three credit rating agencies, and while two of those agencies’ credit ratings are investment-grade level, on July 12, 2012, the third agency reduced its rating to one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings. While management believes its composite credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at current levels.

TRENDS AND RISKS     The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.   Management continues to evaluate its exposure to all operating risks on an ongoing basis.

On July 31, 2012, as part of the state of Georgia’s Transportation Investment Act of 2010, three special tax districts in the state approved a referendum to levy a 1% sales tax for 10 years to fund transportation projects in their districts. The combined projected revenues from the tax for the three districts are $1.8 billion over the 10-year period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

OUTLOOK

With the challenges of 2011 and the first half of 2012 behind the Corporation, management remains optimistic for the Corporation’s second half performance and outlook for 2013. The passage of MAP-21, which is essentially a final three-month continuing resolution through September 30, 2012, followed by a two-year federal highway bill, provides the Corporation with a solid foundation for infrastructure construction. Since, as previously stated, the Corporation does not expect a notable volume impact from this legislation before 2013, heritage infrastructure end-use market volume for full year 2012 are expected to range from flat to down slightly. Management anticipates double-digit volume growth in the heritage nonresidential end-use market, driven primarily by increased energy shipments, although some energy-sector activity will continue to be affected by natural gas prices, the timing of lease commitments for oil and natural gas companies, geographic transitions and weather conditions. The rate of improvement in the heritage residential end-use market is expected to accelerate over the rate of improvement in 2011. Finally, heritage ChemRock/Rail shipments should be flat to down slightly.

As such, management anticipates heritage aggregates product line shipments for the full year to increase 4% to 5% and pricing to increase 2% to 4%. A variety of factors beyond the Corporation’s direct control may exert pressure on aggregates volumes and the forecasted pricing increase is not expected to be uniform across the company. Heritage aggregates product line direct production costs per ton are expected to be flat compared with 2011 in spite of management’s expectation to reduce production as part of controlling inventory levels.

As previously communicated, the platform acquisition of the Denver, Colorado-based business is consistent with one of management’s core long-term strategies, which is to be in attractive growth areas with a leading market position – thereby permitting greater operational efficiencies, customer service and growth opportunities. Economic forecasts consistently show Denver’s population growing at a faster-than-average pace, with commensurate jobs growth, supporting management’s optimism for increased construction activity. Overall, as the Corporation integrates the Denver operations into its disciplined cost structure, management estimates that the asset exchange will be neutral to its full-year EBITDA. Management expects that this acquisition will be accretive in 2013.

Earnings for the Specialty Products segment should be approximately $68 million to $70 million. Steel utilization and natural gas prices are two key drivers for this segment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

SG&A expenses, excluding the incremental expense related to the acquired operations in Denver and systems upgrades, are expected to decline slightly. Management expects improvement in SG&A expenses related to the Denver operations as it completes the integration. Interest expense should remain relatively flat compared with 2011. The Corporation’s effective tax rate is expected to approximate 23%, excluding discrete events. Capital expenditures are forecast at $155 million, which includes the remainder of the $53 million Specialty Products kiln project.

The full-year estimated outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2012 performance will be the United States economy and its impact on construction activity. Other risks related to the Corporation’s future performance include, but are not limited to: both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a decline in nonresidential construction; a decline in drilling activity resulting from certain regulatory or economic factors; a slowdown in the residential construction recovery; or some combination thereof; and a reduction in ChemRock/Rail shipments resulting from declining coal traffic on the railroads. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states have general fund budget pressures driven by lower tax revenues. If these pressures negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina and Texas, states disproportionately affecting the Corporation’s revenue and profitability, are among the states experiencing these fiscal pressures, although recent statistics indicate that transportation budgets and tax revenues are increasing.

The Corporation’s principal business serves customers in construction aggregates-related markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as, steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Specialty Products business is sensitive to changes in domestic steel capacity utilization and the absolute price and fluctuations in the cost of natural gas. However, due to recent technology developments allowing the harvesting of abundant natural gas supplies in the U.S., natural gas prices have stabilized.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

(Continued)

Transportation in the Corporation’s long-haul network, particularly rail cars and locomotive power to move trains, affects its ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The availability of trucks to transport the Corporation’s product, particularly in markets experiencing increased demand due to energy sector activity, is also a risk. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather, and the acquisitions of operations in the Denver, Colorado, market increased the Corporation’s exposure to winter weather. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

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

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

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

For the Quarter Ended June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2012

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

For the Quarter Ended June 30, 2012

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during the quarter ended June 30, 2012. The residential construction market accounted for approximately 8% of the Corporation’s heritage aggregates product line shipments in 2011.

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

Variable-Rate Borrowing Facilities.   The Corporation has a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $100 million AR Credit Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $490 million, which is the collective outstanding balance at June 30, 2012, would increase interest expense by $4.9 million on an annual basis.

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

For the Quarter Ended June 30, 2012

Energy Costs.   Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. A hypothetical 10% change in the Corporation’s energy prices in 2012 as compared with 2011, assuming constant volumes, would impact annual 2012 pretax earnings by approximately $16.8 million.

Aggregate Risk for Interest Rates and Energy Costs.   Pension expense for 2012 is calculated based on assumptions selected at December 31, 2011. Therefore, interest rate risk in 2012 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on $490 million of variable-rate borrowings outstanding at June 30, 2012 would increase interest expense on an annual basis by $4.9 million. Additionally, a 10% change in energy prices compared with 2011 would impact annual pretax earnings by $16.8 million.

Item 4.  Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. As permitted by the Securities and Exchange Commission, the Corporation’s management excluded its newly-acquired Denver operations from its evaluation of disclosure controls and procedures as of June 30, 2012. These Denver operations accounted for approximately 7% of the Company’s consolidated total assets at December 31, 2011. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2012 – April 30, 2012	--	$ --	--	5,041,871

May 1, 2012 – May 31, 2012	--	$ --	--	5,041,871

June 1, 2012 – June 30, 2012	--	$ --	--	5,041,871

Total	--	$ --	--	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

PART II-OTHER INFORMATION

(Continued)

Item 6.  Exhibits.

Exhibit No.	Document

10	Martin Marietta Materials Inc. Third Amended and Restated Supplemental Excess Retirement Plan dated May 24, 2012

31.01	Certification dated August 6, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 6, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 6, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 6, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)
Date: August 6, 2012	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

EXHIBIT INDEX

Exhibit No.	Document

10	Martin Marietta Materials Inc. Third Amended and Restated Supplemental Excess Retirement Plan dated May 24, 2012

31.01	Certification dated August 6, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 6, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 6, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 6, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase