Form 10-Q
period 2012-09-30
MARTIN MARIETTA MATERIALS INC
filed 2012-11-06
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2012
Common Stock, $0.01 par value	45,909,373

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$35,421	$26,022	$56,840
Accounts receivable, net	296,947	203,748	259,773
Inventories, net	335,092	322,607	337,730
Current deferred income tax benefits	79,758	80,674	92,959
Costs in excess of billings	7,608	1,437	967
Other current assets	30,281	23,362	19,147

Total Current Assets	785,107	657,850	767,416

Property, plant and equipment	3,775,320	3,688,692	3,662,446
Allowances for depreciation, depletion and amortization	(2,024,379)	(1,914,401)	(1,975,805)

Net property, plant and equipment	1,750,941	1,774,291	1,686,641

Goodwill	615,986	616,671	639,039
Other intangibles, net	51,330	54,133	18,211
Other noncurrent assets	39,840	44,877	47,251

Total Assets	$3,243,204	$3,147,822	$3,158,558

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$102	$—	$—
Accounts payable	99,628	92,210	86,322
Accrued salaries, benefits and payroll taxes	17,436	16,732	16,867
Pension and postretirement benefits	6,442	5,250	4,420
Accrued insurance and other taxes	34,175	26,408	31,902
Income taxes	13,291	1,871	16,256
Current maturities of long-term debt and short-term facilities	6,671	7,182	7,150
Accrued interest	18,209	7,669	18,709
Other current liabilities	21,155	16,390	16,120

Total Current Liabilities	217,109	173,712	197,746

Long-term debt	1,092,117	1,052,902	1,038,335
Pension, postretirement and postemployment benefits	135,761	158,101	102,787
Noncurrent deferred income taxes	243,759	222,064	249,572
Other noncurrent liabilities	84,437	92,179	84,567

Total Liabilities	1,773,183	1,698,958	1,673,007

Equity:
Common stock, par value $0.01 per share	458	456	456
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	408,898	401,864	400,855
Accumulated other comprehensive loss	(77,480)	(83,890)	(49,560)
Retained earnings	1,098,529	1,090,891	1,094,469

Total Shareholders’ Equity	1,430,405	1,409,321	1,446,220
Noncontrolling interests	39,616	39,543	39,331

Total Equity	1,470,021	1,448,864	1,485,551

Total Liabilities and Equity	$3,243,204	$3,147,822	$3,158,558

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data) (Unaudited)
Net Sales	$539,140	$445,003	$1,380,897	$1,145,204
Freight and delivery revenues	54,761	57,383	152,699	147,516

Total revenues	593,901	502,386	1,533,596	1,292,720

Cost of sales	415,556	333,110	1,131,395	913,112
Freight and delivery costs	54,761	57,383	152,699	147,516

Total cost of revenues	470,317	390,493	1,284,094	1,060,628

Gross Profit	123,584	111,893	249,502	232,092

Selling, general & administrative expenses	32,095	32,774	100,398	92,415
Business development costs	—	733	35,140	3,441
Other operating expenses and (income), net	394	(1,625)	(1,070)	(4,028)

Earnings from Operations	91,095	80,011	115,034	140,264

Interest expense	13,224	13,398	39,967	45,288
Other nonoperating expenses and (income), net	620	2,147	(1,277)	2,221

Earnings from continuing operations before taxes on income	77,251	64,466	76,344	92,755
Income tax expense	13,464	14,130	12,146	21,853

Earnings from Continuing Operations	63,787	50,336	64,198	70,902
Loss on discontinued operations, net of related tax benefit of $134, $618, $209 and $1,652, respectively	(118)	(4)	(395)	(2,412)

Consolidated net earnings	63,669	50,332	63,803	68,490
Less: Net earnings attributable to noncontrolling interests	747	1,176	863	949

Net Earnings Attributable to Martin Marietta Materials, Inc.	$62,922	$49,156	$62,940	$67,541

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$63,040	$49,160	$63,335	$69,953
Loss from discontinued operations	(118)	(4)	(395)	(2,412)

	$62,922	$49,156	$62,940	$67,541

Consolidated Comprehensive Earnings (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$66,082	$48,916	$69,350	$71,641
Earnings attributable to noncontrolling interests	750	1,177	873	952

	$66,832	$50,093	$70,223	$72,593

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$1.36	$1.07	$1.38	$1.52
Discontinued operations attributable to common shareholders	—	—	(0.01)	(0.05)

	$1.36	$1.07	$1.37	$1.47

Diluted from continuing operations attributable to common shareholders	$1.36	$1.07	$1.37	$1.51
Discontinued operations attributable to common shareholders	—	—	(0.01)	(0.05)

	$1.36	$1.07	$1.36	$1.46

Weighted-Average Common Shares Outstanding
Basic	45,860	45,690	45,792	45,634

Diluted	45,992	45,799	45,929	45,783

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.20

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands) (Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$63,803	$68,490
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	132,985	129,673
Stock-based compensation expense	5,947	9,317
Gains on divestitures and sales of assets	(858)	(3,890)
Deferred income taxes	11,577	6,358
Other items, net	2,314	1,370
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(93,198)	(77,971)
Inventories, net	(12,486)	(4,431)
Accounts payable	7,077	25,975
Other assets and liabilities, net	4,883	24,979

Net Cash Provided by Operating Activities	122,044	179,870

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(105,941)	(93,518)
Acquisitions, net	(132)	(49,930)
Proceeds from divestitures and sales of assets	7,871	6,178

Net Cash Used for Investing Activities	(98,202)	(137,270)

Cash Flows from Financing Activities:
Borrowings of long-term debt	181,000	460,000
Repayments of long-term debt	(142,651)	(445,471)
Debt issuance costs	(300)	(3,328)
Change in bank overdraft	102	(2,123)
Dividends paid	(55,302)	(55,232)
Distributions to owners of noncontrolling interests	(800)	(1,000)
Purchase of remaining interest in existing subsidiaries	—	(10,394)
Issuances of common stock	3,508	1,465

Net Cash Used for Financing Activities	(14,443)	(56,083)

Net Increase (Decrease) in Cash and Cash Equivalents	9,399	(13,483)
Cash and Cash Equivalents, beginning of period	26,022	70,323

Cash and Cash Equivalents, end of period	$35,421	$56,840

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,255	$36,649
Cash refunds for income taxes	$3,170	$7,831

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	45,726	$456	$401,864	$(83,890)	$1,090,891	$1,409,321	$39,543	$1,448,864
Consolidated net earnings	—	—	—	—	62,940	62,940	863	63,803
Other comprehensive earnings	—	—	—	6,410	—	6,410	10	6,420
Dividends declared	—	—	—	—	(55,302)	(55,302)	—	(55,302)
Issuances of common stock for stock award plans	182	2	1,087	—	—	1,089	—	1,089
Stock-based compensation expense	—	—	5,947	—	—	5,947	—	5,947
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(800)	(800)

Balance at September 30, 2012	45,908	$458	$408,898	$(77,480)	$1,098,529	$1,430,405	$39,616	$1,470,021

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Martin Marietta Materials, Inc. (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. In the opinion of management, the interim financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the quarter and nine months ended September 30, 2012 are not indicative of the results expected for other interim periods or the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Warranties

The Corporation’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from nine months to one year after project completion. Because of the nature of its projects, including contract owner inspections of the work both during construction and prior to acceptance, the Corporation has not experienced material warranty costs for these short-term warranties and therefore does not believe an accrual for these costs is necessary. Certain construction contracts carry longer warranty periods, ranging from two to ten years for which the Corporation has accrued an estimate of warranty cost. The warranty cost is estimated based on experience with the type of work and any known risks relative to the project and was not material for the three or nine months ended September 30, 2012 and 2011.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

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

Comprehensive earnings attributable to Martin Marietta Materials, Inc. consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$62,922	$49,156	$62,940	$67,541
Other comprehensive earnings (loss), net of tax	3,160	(240)	6,410	4,100

Consolidated comprehensive earnings attributable to Martin Marietta Materials, Inc.	$66,082	$48,916	$69,350	$71,641

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30, 2012
	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(81,407)	$5,222	$(4,455)	$(80,640)
Other comprehensive earnings, net of tax	1,568	1,435	157	3,160

Balance at end of period	$(79,839)	$6,657	$(4,298)	$(77,480)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	Nine Months Ended September 30, 2012
	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(84,204)	$5,076	$(4,762)	$(83,890)
Other comprehensive earnings, net of tax	4,365	1,581	464	6,410

Balance at end of period	$(79,839)	$6,657	$(4,298)	$(77,480)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	Three Months Ended September 30, 2012
	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets
Balance at beginning of period	$53,328	$2,915	$56,243
Tax effect of other comprehensive earnings	(1,026)	(103)	(1,129)

Balance at end of period	$52,302	$2,812	$55,114

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	Nine Months Ended September 30, 2012
	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets
Balance at beginning of period	$55,161	$3,116	$58,277
Tax effect of other comprehensive earnings	(2,859)	(304)	(3,163)

Balance at end of period	$52,302	$2,812	$55,114

Comprehensive earnings attributable to noncontrolling interests consist of net earnings and adjustments for the funding status of pension and postretirement benefit plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net earnings attributable to noncontrolling interests	$747	$1,176	$863	$949
Other comprehensive earnings, net of tax	3	1	10	3

Consolidated comprehensive earnings attributable to noncontrolling interests	$750	$1,177	$873	$952

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

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

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$63,040	$49,160	$63,335	$69,953
Less: Distributed and undistributed earnings attributable to unvested awards	336	378	386	557

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	62,704	48,782	62,949	69,396
Basic and diluted net loss available to common shareholders from discontinued operations	(118)	(4)	(395)	(2,412)

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$62,586	$48,778	$62,554	$66,984

Basic weighted-average common shares outstanding	45,860	45,690	45,792	45,634
Effect of dilutive employee and director awards	132	109	137	149

Diluted weighted-average common shares outstanding	45,992	45,799	45,929	45,783

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

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

All discontinued operations relate to the Aggregates business. Discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net sales	$—	$19,009	$—	$51,821

Pretax loss on operations	$(252)	$(623)	$(250)	$(4,065)
Pretax gain (loss) on disposals	—	1	(354)	1

Pretax loss	(252)	(622)	(604)	(4,064)
Income tax benefit	(134)	(618)	(209)	(1,652)

Net loss	$(118)	$(4)	$(395)	$(2,412)

3.	Inventories, Net

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
Finished products	$356,849	$350,685	$362,924
Products in process and raw materials	18,918	11,116	9,483
Supplies and expendable parts	56,420	53,287	53,624

	432,187	415,088	426,031
Less allowances	(97,095)	(92,481)	(88,301)

Total	$335,092	$322,607	$337,730

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Intangible Assets

Changes in goodwill, all of which relate to the Aggregates business, by reportable segment and in total are as follows (dollars in thousands):

	Three Months Ended September 30, 2012
	Mideast Group	Southeast Group	West Group	Total
Balance at beginning of period	$112,823	$81,302	$424,749	$618,874
Adjustments to purchase price allocations	—	—	(2,888)	(2,888)

Balance at end of period	$112,823	$81,302	$421,861	$615,986

	Nine Months Ended September 30, 2012
	Mideast Group	Southeast Group	West Group	Total
Balance at beginning of period	$122,052	$72,073	$422,546	$616,671
Adjustments to purchase price allocations	—	—	(685)	(685)
District reorganization	(9,229)	9,229	—	—

Balance at end of period	$112,823	$81,302	$421,861	$615,986

5.	Long-Term Debt

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$298,626	$298,476	$298,428
7% Debentures, due 2025	124,437	124,417	124,411
6.25% Senior Notes, due 2037	228,105	247,915	247,906
Term Loan Facility, due 2015, interest rate of 2.22% at September 30, 2012; 2.20% at December 31, 2011; and 1.99% at September 30, 2011	245,000	250,000	250,000
Revolving Facility, interest rate of 1.92% at September 30, 2012; 2.64% at December 31, 2011; and 1.61% at September 30, 2011	100,000	35,000	20,000
AR Credit Facility, interest rate of 1.00% at September 30, 2012; 1.66% at December 31, 2011; and 1.60% at September 30, 2011	100,000	100,000	100,000
Other notes	2,620	4,276	4,740

Total debt	1,098,788	1,060,084	1,045,485
Less current maturities	(6,671)	(7,182)	(7,150)

Long-term debt	$1,092,117	$1,052,902	$1,038,335

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

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

During the first quarter of 2012, the Corporation amended the Ratio to ensure that the impact of business development costs and the seasonal working capital requirements of the Corporation’s acquired Colorado operations did not impair liquidity available under the Corporation’s Credit Agreement and AR Credit Facility. The amendment temporarily increased the maximum Ratio to 3.75x at September 30, 2012. The Corporation was in compliance with this Ratio at September 30, 2012.

In order to provide incremental liquidity cushion, on October 17, 2012, the Corporation amended the Ratio to maintain the maximum Ratio of 3.75x for the December 31, 2012, March 31, 2013 and June 30, 2013 calculation dates. The Ratio returns to the pre-amendment maximum of 3.50x for the September 30, 2013 calculation date.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At September 30, 2012, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and nine months ended September 30, 2012, the Corporation recognized $260,000 and $768,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2011, the Corporation recognized $242,000 and $715,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

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

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Iowa, Colorado and Georgia). The estimated fair values of customer receivables approximate their carrying amounts.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments (continued)

The carrying values and fair values of the Corporation’s long-term debt were $1,098,788,000 and $1,156,820,000, respectively, at September 30, 2012; $1,060,084,000 and $1,087,726,000, respectively, at December 31, 2011; and $1,045,485,000 and $1,072,235,000, respectively, at September 30, 2011. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on level 1 of the fair value hierarchy, quoted market prices. The estimated fair value of other borrowings, which primarily represent variable-rate debt, approximates its carrying amount.

7.	Income Taxes

	Nine Months Ended September 30,
	2012	2011
Estimated effective income tax rate:
Continuing operations	15.9%	23.6%

Discontinued operations	34.6%	40.6%

Consolidated overall	15.8%	22.8%

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

The consolidated overall estimated effective income tax rate for the nine months ended September 30, 2012 included the following discrete events: a refund of federal tax and interest of $1,626,000 related to the 2006 tax year and the estimated effects of an agreement between the taxing authorities of the United States and Canada regarding the transfer price of products for intercompany shipments during the years 2007 to 2011. The effects of the agreement allow the Corporation to utilize certain net operating loss and tax credit carryforwards for which a valuation allowance was previously established. Accordingly, the Corporation reversed a $3,644,000 valuation allowance during the quarter ended September 30, 2012. These discrete events drove a decrease in the consolidated overall estimated effective income tax rate for the nine months ended September 30, 2012. The consolidated overall estimated effective income tax rate for the nine months ended September 30, 2012 would have been 22.7% without these discrete events; a rate more reflective of the expected annual tax rate of 23%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes (continued)

The consolidated overall estimated effective income tax rate for the nine months ended September 30, 2011 included the following discrete events: the favorable effective settlement of the Internal Revenue Service audit for the 2008 tax year; resolution of a federal tax and interest overpayment of $1,730,000 related to the 2006 tax year and an agreed-upon refund of $1,060,000 for the double taxation of the Corporation’s wholly-owned Canadian subsidiary for the 2001 and 2002 tax years.

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

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Nine Months Ended September 30, 2012
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$9,288
Gross increases – tax positions in prior years	19,527
Gross decreases – tax positions in prior years	(13,876)
Gross increases – tax positions in current year	1,409
Settlements with taxing authorities	(555)

Unrecognized tax benefits at end of period	$15,793

For the nine months ended September 30, 2012, gross increases in tax positions in prior years included the estimated effect of the agreement with the taxing authority of Canada that increased the sales price charged for intercompany shipments during the years 2007 through 2011. Upon final settlement, the Corporation will be allowed a corresponding refund of tax in the United States for the years 2007 through 2011 which is not included in the unrecognized tax benefits at September 30, 2012. Accordingly, the Corporation anticipates that it is reasonably possible that unrecognized tax benefits may significantly change up to $9,007,000, excluding indirect benefits, during the twelve months ending September 30, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes (continued)

At September 30, 2012, unrecognized tax benefits of $6,546,000, net of federal tax benefits and related to interest accruals and permanent income tax differences, would have favorably affected the Corporation’s effective income tax rate if recognized.

8.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost for pension and postretirement benefits are as follows (dollars in thousands):

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in Thousands)
Service cost	$3,074	$2,815	$57	$88
Interest cost	5,561	5,808	309	556
Expected return on assets	(5,617)	(6,121)	—	—
Amortization of:
Prior service cost (credit)	110	133	(814)	(435)
Actuarial loss (gain)	2,920	1,581	(71)	(21)
Settlement charge	255	332	—	—

Net periodic benefit cost (credit)	$6,303	$4,548	$(519)	$188

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in Thousands)
Service cost	$9,813	$8,446	$171	$263
Interest cost	17,754	17,425	926	1,669
Expected return on assets	(17,935)	(18,364)	—	—
Amortization of:
Prior service cost (credit)	350	400	(2,442)	(1,306)
Actuarial loss (gain)	9,323	4,743	(212)	(64)
Settlement charge	779	346	—	—

Net periodic benefit cost (credit)	$20,084	$12,996	$(1,557)	$562

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

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

Environmental and Governmental Regulations

In 2010, the United States Environmental Protection Agency (“USEPA”) included the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Corporation in 2010 and 2011 regarding the Corporation’s compliance with the CAA New Source Review (“NSR”) program at its Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Corporation has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Corporation believes it is in substantial compliance with the NSR program. Because the enforcement proceeding is in its initial stage, at this time the Corporation cannot reasonably estimate what likely penalties or required upgrades to equipment might ultimately be required. The Corporation believes that any costs related to any required upgrades will be spread over time and will not have a material adverse effect on the Corporation’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Total revenues:
Mideast Group	$130,111	$128,342	$334,322	$320,464
Southeast Group	77,424	83,797	230,324	236,052
West Group	332,293	235,046	803,325	573,214

Total Aggregates Business	539,828	447,185	1,367,971	1,129,730
Specialty Products	54,073	55,201	165,625	162,990

Total	$593,901	$502,386	$1,533,596	$1,292,720

Net sales:
Mideast Group	$118,140	$116,637	$304,986	$295,306
Southeast Group	71,828	76,685	213,101	217,360
West Group	299,725	201,339	711,184	483,454

Total Aggregates Business	489,693	394,661	1,229,271	996,120
Specialty Products	49,447	50,342	151,626	149,084

Total	$539,140	$445,003	$1,380,897	$1,145,204

Earnings (Loss) from operations:
Mideast Group	$31,365	$28,070	$54,284	$53,222
Southeast Group	482	2,796	(5,508)	(2,039)
West Group	44,286	39,484	59,476	53,168

Total Aggregates Business	76,133	70,350	108,252	104,351
Specialty Products	17,034	15,573	52,706	49,984
Corporate	(2,072)	(5,912)	(45,924)	(14,071)

Total	$91,095	$80,011	$115,034	$140,264

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

The asphalt, ready mixed concrete and road paving product lines are considered internal customers of the core aggregates business. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Aggregates	$371,102	$362,618	$985,361	$916,875
Asphalt	29,198	12,297	61,921	37,554
Ready Mixed Concrete	33,143	9,729	82,634	22,266
Road Paving	56,250	10,017	99,355	19,425

Total Aggregates Business	489,693	394,661	1,229,271	996,120

Magnesia-Based Chemicals	32,487	32,794	96,694	94,799
Dolomitic Lime	16,460	17,131	53,591	53,314
Other	500	417	1,341	971

Total Specialty Products	49,447	50,342	151,626	149,084

Total	$539,140	$445,003	$1,380,897	$1,145,204

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Other current and noncurrent assets	$(9,694)	$2,325
Accrued salaries, benefits and payroll taxes	(1,270)	(2,324)
Accrued insurance and other taxes	7,767	8,366
Accrued income taxes	7,817	22,208
Accrued pension, postretirement and postemployment benefits	(14,693)	(16,046)
Other current and noncurrent liabilities	14,956	10,450

	$4,883	$24,979

The change in accrued income taxes for the nine months ended September 30, 2012 relates to a decrease in current estimated taxable income and the difference in net tax payments for the period. The change in other current and noncurrent assets for the nine months ended September 30, 2012 relates to an increase in costs in excess of billings for the Corporation’s road paving business. The road paving business typically has a longer cash collection cycle compared with the Aggregates business’ other product lines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc. (the “Corporation”), conducts its operations through four reportable business segments: Mideast Group, Southeast Group, West Group (collectively, the “Aggregates business”) and Specialty Products. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products, including asphalt, ready mixed concrete and road paving materials, from a network of 307 quarries, distribution facilities and plants to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. There were no changes to the Corporation’s critical accounting policies during the nine months ended September 30, 2012.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2012 and 2011 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales (dollars in thousands):

Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross profit	$123,584	$111,893	$249,502	$232,092

Total revenues	$593,901	$502,386	$1,533,596	$1,292,720

Gross margin	20.8%	22.3%	16.3%	18.0%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross profit	$123,584	$111,893	$249,502	$232,092

Total revenues	$593,901	$502,386	$1,533,596	$1,292,720
Less: Freight and delivery revenues	(54,761)	(57,383)	(152,699)	(147,516)

Net sales	$539,140	$445,003	$1,380,897	$1,145,204

Gross margin excluding freight and delivery revenues	22.9%	25.1%	18.1%	20.3%

Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings from operations	$91,095	$80,011	$115,034	$140,264

Total revenues	$593,901	$502,386	$1,533,596	$1,292,720

Operating margin	15.3%	15.9%	7.5%	10.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Earnings from operations	$91,095	$80,011	$115,034	$140,264

Total revenues	$593,901	$502,386	$1,533,596	$1,292,720
Less: Freight and delivery revenues	(54,761)	(57,383)	(152,699)	(147,516)

Net sales	$539,140	$445,003	$1,380,897	$1,145,204

Operating margin excluding freight and delivery revenues	16.9%	18.0%	8.3%	12.2%

Gross Margin Excluding Freight and Delivery Revenues and Excluding the Effect of the Acquired Colorado Operations

Gross margin excluding freight and delivery revenues and excluding the effect of the acquired Colorado operations represents a non-GAAP measure. Management presents this measure to provide more consistent information for investors and analysts to use when comparing gross margin (excluding freight and delivery revenues) for the three months ended September 30, 2012 with the respective prior-year quarter. The following reconciles gross margin excluding freight and delivery revenues and excluding the effect of the acquired Colorado operations to gross margin excluding freight and delivery revenues (in thousands):

Three Months Ended September 30, 2012
Gross profit	$123,584
Less: Gross profit from the acquired Colorado operations	(9,085)

Gross profit excluding the effect of the acquired Colorado operations	$114,499

Total revenues	$593,901
Less: Freight and delivery revenues	(54,761)
Less: Net sales from the acquired Colorado operations	(91,696)

Net sales excluding the effect of the acquired Colorado operations	$447,444

Gross margin excluding freight and delivery revenues and excluding the effect of the acquired Colorado operations	25.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Impact of Business Development Expenses

The impact of business development expenses on earnings per diluted share, adjusted earnings per diluted share and net cash provided by operating activities excluding the impact of business development expenses each represent non-GAAP financial measures. Management presents these measures to provide more consistent information for investors and analysts to use when comparing operating results and cash flows for the nine months ended September 30, 2012 with the respective prior-year periods (in thousands, except per share data).

The following shows the calculation of the earnings per diluted share impact of business development expenses:

Nine Months Ended September 30, 2012
Business development expenses	$35,140
Income tax benefit	(13,898)

After-tax impact of business development expenses	$21,242

Diluted average number of common shares outstanding	45,757

Earnings per diluted share impact of business development expenses	$(0.46)

The following reconciles earnings per diluted share in accordance with generally accepted accounting principles to adjusted earnings per diluted share, excluding business development expenses:

Nine Months Ended September 30, 2012
Earnings per diluted share in accordance with generally accepted accounting principles	$1.36
Add back: Impact of business development expenses	0.46

Adjusted earnings per diluted share, excluding business development expenses	$1.82

The following reconciles net cash provided by operating activities in accordance with generally accepted accounting principles to net cash provided by operating activities, excluding business development expenses:

Nine Months Ended
September 30, 2012
Net cash provided by operating activities in accordance with generally accepted accounting principles	$122,044
Add back: Impact of business development expenses on operating cash flow	37,956

Net cash provided by operating activities, excluding business development expenses	$160,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Quarter Ended September 30

Significant items for the quarter ended September 30, 2012 (unless noted, all comparisons are versus the prior-year third quarter):

•	Earnings per diluted share of $1.36 compared with $1.07

•	Consolidated net sales of $539.1 million, up 21.2%, compared with $445.0 million

•	Heritage aggregates product line pricing increased 4.1%

•	Heritage aggregates product line volume decreased 3.8%

•	Specialty Products net sales of $49.4 million and record third-quarter earnings from operations of $17.0 million

•	Consolidated selling, general and administrative expenses (SG&A) decreased 140 basis points as a percentage of net sales

•	Consolidated earnings from operations of $91.1 million compared with $80.0 million

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings from operations data for the Corporation and its reportable segments for the three months ended September 30, 2012 and 2011. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$118,140		$116,637
Southeast Group	71,828		76,685
West Group	299,725		201,339

Total Aggregates Business	489,693	100.0	394,661	100.0
Specialty Products	49,447	100.0	50,342	100.0

Total	$539,140	100.0	$445,003	100.0

Gross profit (loss):
Mideast Group	$39,811	33.7	$37,226	31.9
Southeast Group	6,135	8.5	8,034	10.5
West Group	57,264	19.1	49,332	24.5

Total Aggregates Business	103,210	21.1	94,592	24.0
Specialty Products	19,744	39.9	17,804	35.4
Corporate	630	—	(503)	—

Total	$123,584	22.9	$111,893	25.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Mideast Group	$8,921		$9,314
Southeast Group	5,411		6,779
West Group	14,110		10,730

Total Aggregates Business	28,442	5.8	26,823	6.8
Specialty Products	2,175	4.4	2,235	4.4
Corporate	1,478	—	3,716	—

Total	$32,095	6.0	$32,774	7.4

Earnings (Loss) from operations:
Mideast Group	$31,365		$28,070
Southeast Group	482		2,796
West Group	44,286		39,484

Total Aggregates Business	76,133	15.5	70,350	17.8
Specialty Products	17,034	34.4	15,573	30.9
Corporate	(2,072)	—	(5,912)	—

Total	$91,095	16.9	$80,011	18.0

The Corporation’s strong third-quarter results reflect both revenue and profit growth that demonstrate the underlying strength of its legacy operations as well as the contribution from its recent acquisitions in the Denver, Colorado market. In terms of the Corporation’s overall performance, the heritage Aggregates business benefitted from both continued strong pricing trends and increased productivity, and the Specialty Products business generated record earnings from operations. The Corporation’s bottom line continued to reflect the diligent manner in which it controls costs. As a result, earnings per diluted share of $1.36, a 27% increase over the prior-year quarter, is especially noteworthy given that the Corporation’s team achieved this in an uncertain economic climate that has been marked by a reluctance on governmental bodies and private industry to commit to long-range capital projects.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

The Corporation sees several positive trends in construction activity. First, the Aggregates business continues to benefit from recovery and growth in the residential sector end-use market, which reported a 14% increase in heritage aggregates product line shipments over the prior-year quarter. Second, with the passage of the Moving Ahead for Progress in the 21st Century Act, or MAP-21, a twenty-seven-month Federal surface transportation bill intended to expedite project approvals and limit spending for programs unrelated to core transportation needs, the level of federal highway funds obligated is increasing. Consequently, many of the Aggregates business’ key states are taking steps to utilize various funding alternatives to support important infrastructure projects. Finally, it seems a backlog of construction work is awaiting, what management believes to be, a general restoration of confidence in the current economic and political environment. The Corporation anticipates these positive trends will continue and provide the prospect for increasing volume momentum as it moves forward into 2013.

Consolidated net sales increased over 20%, with the recently acquired Denver, Colorado area businesses contributing $92 million in the quarter. These operations once again exceeded expectations, reflecting positive construction trends in that market where the rate of growth in highway contract awards ranks among the highest in the country, and, importantly, construction-related employment is well above the national average. Nonresidential construction activity also continues to improve in the market with commercial real estate realizing increased lease rates and decreasing vacancies. Year-to-date housing permits in Colorado increased more than 60%, outpacing the national average, while single-family home sales have increased significantly over the prior-year period.

Heritage aggregates product line pricing increased 4.1% in the quarter over the prior-year period. Pricing growth was led by the Southeast Group, with an overall increase of 5.1% over the prior-year quarter, driven by improvement in all of its markets along with favorable product mix. The West Group reported a heritage aggregates product line price increase of 4.8%, with shipments to the energy sector being a significant driver of this improvement. The Mideast Group had a 3.5% increase in its heritage aggregates product line average selling price, led by growth in the North Carolina, Virginia and West Virginia markets.

Volume trends noted in June continued throughout the third quarter, resulting in a 3.8% decline in heritage aggregates product line shipments versus the comparable prior-year period. Shipments to the infrastructure end-use market, which comprised more than half of heritage aggregates product line volumes, declined 6% compared with the prior-year quarter. Much of the volume decline is attributable to the fact that for nearly three years federal highway spending operated under a series of short-term, continuing resolutions. This extended circumstance made it difficult, and at times impossible, for state departments of transportation to obligate traditional long-term expenditures. This created a chilling effect on various states’ ability to advertise and award significant new highway construction activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

On July 6, 2012, the President signed into law MAP-21, which maintains highway expenditures at current levels, $40 billion per year, with modest increases to reflect projected inflation and reform provisions. The bill’s passage nine months into the Federal fiscal year ended September 30, 2012 meant that a disproportionately large percentage of federal highway funds were obligated during the last two months of the fiscal year. This delayed timing affected highway construction activity during the quarter and will likely result in many of these projects starting in 2013. However, certain states, namely Texas, Iowa and Florida, have initiated state-level programs that demonstrate the importance of infrastructure investment. In fact, the Texas department of transportation anticipates its spending during fiscal year 2013, which began September 1, to be more than double the amount spent in fiscal year 2012. Additionally, Texas and North Carolina were two of the first states to apply for funding assistance under the Transportation Infrastructure Finance and Innovation Act (TIFIA). Texas submitted requests for TIFIA projects with a cumulative investment of more than $6 billion while North Carolina’s proposed projects total more than $1 billion. TIFIA provides $1.75 billion of federal credit assistance over the next two years for nationally or regionally significant surface transportation projects. Each dollar of federal funds can provide up to $10 in TIFIA credit assistance and leverage up to $30 in transportation infrastructure investment. TIFIA and other state-sponsored programs coupled with MAP-21 should provide an impetus for increased infrastructure spending into 2013 and beyond.

The nonresidential market is the second largest aggregates end use. During the third quarter, this market continued to benefit, as it has for the past couple of years, from a significant level of aggregates product line shipments to the energy sector and other heavy industrial uses. Nonetheless, the nonresidential market also saw more traditional non-energy-related projects delayed during the third quarter. In general, many developers were hesitant to begin new projects due to an inability to accurately estimate their investment returns, including the cost of capital and changes in tax policy, in light of uncertainty surrounding the United States’ fiscal position. As a result, overall heritage shipments to this end-use market were relatively flat compared with the prior year. The residential end-use market growth reflects an approximate 25% increase in year-to-date housing starts over the prior-year period and, as previously mentioned, heritage aggregates shipments increased 14% in the quarter. Finally, the ChemRock/Rail end-use market experienced a 14% decline in heritage shipments compared with the prior-year quarter. The reduction was principally due to the comparison with an unusually strong third quarter for ballast shipments in 2011, as well as a decline in coal traffic on the railroads.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

As previously indicated, economic growth was inconsistent across the Corporation’s markets. Aggregates shipment levels varied by geographic area, with notable strength in Texas, West Virginia and Charlotte, North Carolina. This relative robustness was offset by weakness in Ohio, where construction activity on major projects declined, and the West Group, which experienced reduced rail ballast shipments. This weakness led to declines of 2.6% and 2.3% in heritage aggregates product line shipments in the Mideast and West Groups, respectively. The Southeast Group reported a 10.7% decline in heritage aggregates shipments, as economic growth in this region continues to lag national trends, principally due to weak job growth and continued high foreclosure rates.

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Three Months Ended September 30, 2012
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	(2.6%)	3.5%
Southeast Group	(10.7%)	5.1%
West Group	(2.3%)	4.8%
Heritage Aggregates Operations	(3.8%)	4.1%
Aggregates Product Line (3)	(2.9%)	1.8%

	Three Months Ended September 30,
	2012	2011
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	10,694	10,977
Southeast Group	5,495	6,154
West Group	18,416	18,840

Heritage Aggregates Operations	34,605	35,971
Acquisitions	2,068	—
Divestitures (4)	1	1,785

Aggregates Product Line (3)	36,674	37,756

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

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

Specialty Products continued its strong performance in both the chemicals and dolomitic lime product lines. For the quarter, net sales were $49.4 million and record third-quarter earnings from operations were $17.0 million, or 34.4% of net sales, an improvement of 350 basis points. The new dolomitic lime kiln recently completed at the Woodville, Ohio, facility will begin generating sales in the fourth quarter. The new kiln is expected to provide incremental annual net sales ranging from $22 million to $25 million with margins comparable to existing operations.

Consolidated gross margin (excluding freight and delivery revenues) for the quarter was 22.9%, a 220-basis-point decline compared with the prior-year quarter. The decline was primarily attributable to the increased impact of newly acquired Colorado businesses, which is more vertically integrated (i.e., with more ready mixed concrete, hot mixed asphalt and related paving operations) than the Corporation’s traditional heritage business. In fact, excluding the effect of these recently acquired businesses, consolidated gross margin (excluding freight and delivery revenues) would have been 25.6%, an improvement of 50 basis points over the prior-year quarter. Notably, the Mideast Group benefitted during the quarter from pricing growth to increase net sales, and coupled this sales growth with reduced personnel costs to increase its gross margin (excluding freight and delivery revenues) by 180 basis points to 33.7%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2011	$111,893

Heritage Aggregates Product Line:
Pricing strength	14,002
Volume weakness	(13,871)
Decrease in production costs	6,269
Increase in nonproduction costs	(5,976)
Inventory change	331

Increase in Heritage Aggregates Product Line gross profit	755
Aggregates Business – acquired locations	9,085
Specialty Products	1,940
Corporate	1,133
Other	(1,222)

Increase in consolidated gross profit	11,691

Consolidated gross profit, quarter ended September 30, 2012	$123,584

Direct production costs for the heritage aggregates product line fell $6.3 million, or 2.7%, as production levels were reduced to better match shipment activity. Operations personnel prudently managed costs and limited the increase in cost per ton to 1.0%, despite this decline.

Nonproduction costs for the heritage aggregates product line include freight expenses to transport materials from a producing quarry to a distribution yard and resale material. During the quarter, internal rail freight costs increased due to additional volumes being shipped to materials yards, particularly in the West Group.

Consolidated SG&A expenses were 6.0% of net sales, an improvement of 140 basis points compared with the prior-year quarter. On an absolute basis, SG&A decreased $0.7 million despite absorbing overhead incurred at the Corporation’s Denver operations as well as costs related to an information systems upgrade expected to be completed by the fall of 2013. Included in third-quarter 2011 SG&A expenses were $2.8 million of nonrecurring early retirement benefits.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; and the accretion and depreciation expenses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was an expense of $0.4 million in 2012 compared with income of $1.6 million in 2011, primarily as a result of higher gains on the sale of assets in during the third quarter of 2011.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Nine months ended September 30

Significant items for the nine months ended September 30, 2012 (all comparisons are versus the prior-year nine-month period):

•	Adjusted earnings per diluted share of $1.82, excluding business development expenses; including these charges, earnings per diluted share of $1.36 compared with $1.46

•	Consolidated net sales of $1.381 billion, up 20.6%, compared with $1.145 billion

•	Heritage aggregates product line volume increased 2.2%

•	Heritage aggregates product line pricing increased 3.0%

•	Specialty Products net sales of $151.6 million and earnings from operations of $52.7 million, representing a 130-basis-point improvement in operating margin (excluding freight and delivery revenues)

•	Consolidated SG&A decreased 80 basis points as a percentage of net sales

•	Consolidated earnings from operations of $115.0 million, inclusive of $35.1 million of business development costs, compared with $140.3 million

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2012 and 2011. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mideast Group	$304,986		$295,306
Southeast Group	213,101		217,360
West Group	711,184		483,454

Total Aggregates Business	1,229,271	100.0	996,120	100.0
Specialty Products	151,626	100.0	149,084	100.0

Total	$1,380,897	100.0	$1,145,204	100.0

Gross profit (loss):
Mideast Group	$80,089		$77,492
Southeast Group	13,221		17,126
West Group	98,357		82,637

Total Aggregates Business	191,667	15.6	177,255	17.8
Specialty Products	59,057	38.9	56,763	38.1
Corporate	(1,222)	—	(1,926)	—

Total	$249,502	18.1	$232,092	20.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Mideast Group	$28,041		$27,834
Southeast Group	17,074		20,391
West Group	41,966		32,008

Total Aggregates Business	87,081	7.1	80,233	8.1
Specialty Products	6,900	4.6	6,926	4.6
Corporate	6,417	—	5,256	—

Total	$100,398	7.3	$92,415	8.1

Earnings (Loss) from operations:
Mideast Group	$54,284		$53,222
Southeast Group	(5,508)		(2,039)
West Group	59,476		53,168

Total Aggregates Business	108,252	8.8	104,351	10.5
Specialty Products	52,706	34.8	49,984	33.5
Corporate	(45,924)	—	(14,071)	—

Total	$115,034	8.3	$140,264	12.2

For the nine months, net sales for the Aggregates business were $1.229 billion in 2012 versus $996.1 million in 2011, primarily due to the acquisition of operations in Denver, Colorado, and growth in the Corporation’s nonresidential and residential end-use markets. Shipments to the heritage nonresidential end-use market increased 9% as energy-sector activity continues to grow. The residential end-use market continues to recover from the depressed levels of the past few years, reflecting the increase in national year-to-date housing permits. For the nine-month period ended September 30, 2012, heritage aggregates volume increased 2.2%, while pricing increased 3.0%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line. Heritage aggregates operations exclude volume and pricing data for acquisitions that were not included in prior-year operations for the comparable period and divestitures.

	Nine Months Ended September 30, 2012
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mideast Group	2.1%	0.7%
Southeast Group	(6.0%)	4.0%
West Group	5.4%	5.2%
Heritage Aggregates Operations	2.2%	3.0%
Aggregates Product Line (3)	1.7%	1.2%

	Nine Months Ended September 30,
	2012	2011
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mideast Group	26,961	26,416
Southeast Group	16,413	17,454
West Group	48,874	46,366

Heritage Aggregates Operations	92,248	90,236
Acquisitions	4,497	—
Divestitures (4)	24	4,898

Aggregates Product Line (3)	96,769	95,134

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line excludes volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

Specialty Products’ net sales increased 1.7% to $151.6 million, reflecting growth in both chemicals and dolomitic lime product lines. Earnings from operations were $52.7 million, a 130-basis-point improvement in operating margin (excluding freight and delivery revenues) over the prior-year period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Increased direct production costs and nonproduction costs for the heritage aggregates product line, coupled with the Corporation’s increased exposure to vertically-integrated businesses, reduced the Corporation’s gross margin (excluding freight and delivery revenues) for the nine months ended September 30 by 220 basis points to 18.1% in 2012. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2011	$232,092

Heritage Aggregates Product Line:
Volume strength	20,583
Pricing strength	28,026
Increase in noncontrollable energy costs	(4,494)
Increase in other production costs	(8,938)
Increase in nonproduction costs	(23,122)
Inventory change	(1,304)

Increase in Heritage Aggregates Product Line gross profit	10,751
Aggregates Business – acquired locations	3,926
Specialty Products	2,294
Corporate	704
Other	(265)

Increase in consolidated gross profit	17,410

Consolidated gross profit, nine months ended September 30, 2012	$249,502

The heritage aggregates product line continues to absorb the significant financial impact of higher energy expenses, particularly diesel fuel, which represents the single largest component of its energy costs. For the first nine months, the Aggregates business paid an average of $3.12 per gallon in 2012 compared with $2.96 in the prior-year period.

For the nine months ended September 30, 2012, other production costs for the heritage aggregates product line increased $8.9 million over the prior-year period due to higher costs for labor, repairs, supplies and royalty expenses. Direct production costs per ton increased 1.2% over the comparable prior-year period.

Nonproduction costs for the heritage aggregates product line increased $23.1 million compared with the prior-year period. Internal freight costs for the heritage aggregates operations increased $12.9 million compared with the prior-year period. While higher diesel fuel costs experienced during the first nine months contributed to the increase in internal freight costs, the rail component increased due to increased shipments to materials yards, particularly in the West Group. Additionally, resale material costs increased significantly during the first half of 2012 as the Corporation was unable to produce enough material to support well drilling for the oil and gas industry, particularly in the Mideast Group, and purchased the products for its customers.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Consolidated SG&A expenses were 7.3% of net sales, an 80-basis-point improvement compared with the prior-year period. On an absolute basis, SG&A expenses increased $8.0 million, as expected, primarily related to the acquired operations in the Denver, Colorado market and costs related to an information systems upgrade expected to be completed by the fall of 2013.

During the nine months ended September 30, 2012, the Corporation incurred $35.1 million of business development costs.

For the nine months ended September 30, consolidated other operating income and expenses, net, was income of $1.1 million in 2012 compared with income of $4.0 million in 2011, primarily as a result of higher gains on the sale of assets in 2011.

Interest expense was $40.0 million for the nine months ended September 30, 2012 compared with $45.3 million for the prior-year period. The decrease in 2012 was due to a higher mix of variable-rate debt which currently bears a lower interest rate than the Corporation’s fixed-rate debt.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the nine months ended September 30, was income of $1.3 million in 2012 compared with an expense of $2.2 million in 2011, primarily due to the gain resulting from a bond repurchased at a discount in 2012.

Since 2007, the Corporation has been pursuing a bilateral advanced pricing agreement between the Internal Revenue Service and the Canada Revenue Agency for the transfer price of products for intercompany shipments. In September 2012, the Corporation was informally notified that the two parties reached an agreement on an adjustment to the amount charged for the covered tax years of 2007 through 2011, but have not yet agreed on a method to be used to calculate the transfer price going forward. The financial statements reflect an estimate of the impact of agreement, including the reversal of a valuation allowance on net operating loss and tax credit carryforwards that are expected to be utilized to offset the increase in the Corporation’s wholly-owned Canadian subsidiary’s taxable income for the tax years 2007 through 2011. Discrete events drove a decrease in the consolidated overall estimated effective income tax rate for the nine months ended September 30, 2012. The consolidated overall estimated effective income tax rate for the nine months ended September 30, 2012 would have been 22.7% without these discrete events; a rate more reflective of the expected annual tax rate of 23%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2012 was $122.0 million. Excluding the impact of business development expenses, cash provided by operating activities for the nine months ended September 30, 2012 was $160.0 million compared with $179.9 million for the same period in 2011. Operating cash flow is primarily derived from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Depreciation	$125,534	$124,676
Depletion	3,446	2,592
Amortization	4,005	2,405

	$132,985	$129,673

Additionally, the Corporation’s December 2011 asset exchange changed the timing of cash flows throughout the year, with increased cash flows generated by the Denver operations expected to be realized in the second half of the year. Cash used for operating activities by the Denver operations was approximately $52 million during the first nine months of 2012. Days sales outstanding was 44.7 days, down from 45.2 days in 2011.

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full year 2011 net cash provided by operating activities was $259.1 million compared with $179.9 million for the first nine months of 2011.

During the nine months ended September 30, 2012, the Corporation invested $105.9 million of capital into its business, including $32 million related to the new kiln at its Specialty Products location in Woodville, Ohio. The new kiln, which became functional on November 1, 2012, will begin to generate sales in the fourth quarter. On an annual basis, the new kiln is expected to provide net sales ranging from $22 million to $25 million. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155 million in 2012. Comparable full-year capital expenditures were $155.4 million in 2011.

On January 23, 2012, the Corporation repurchased $20.0 million par value of its outstanding 6.25% Senior Notes due 2037 at 90.75. This repurchase was financed with borrowings of $18.2 million under the Corporation’s Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2012 and 2011. Management currently has no intent to repurchase any shares of the Corporation’s common stock. At September 30, 2012, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

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

In order to increase the cushion between the Ratio and the covenant limit, on October 17, 2012, the Corporation amended the Ratio to maintain the maximum Ratio of 3.75x for the December 31, 2012, March 31, 2013 and June 30, 2013 calculation dates. The calculation returns to the pre-amended maximum of 3.50x for the September 30, 2013 calculation date. Management anticipates the Ratio will stay below the unadjusted 3.50x level for the periods when the amendment increases the maximum Ratio to 3.75x.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

At September 30, 2012, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.58 times and was calculated as follows (dollars in thousands):

Twelve Month Period October 1, 2011 to September 30, 2012
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$72,339
Add back:
Interest expense	53,265
Income tax expense	11,137
Depreciation, depletion and amortization expense	170,481
Stock-based compensation expense	8,152
Deduct:
Interest income	(453)

Consolidated EBITDA, as defined	$314,921

Consolidated debt, including debt guaranteed by the Corporation, at September 30, 2012	$1,126,524
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at September 30, 2012	—

Consolidated net debt, as defined, at September 30, 2012	$1,126,524

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2012 for the trailing twelve months EBITDA	3.58 X

In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At September 30, 2012, the Corporation had $250 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant, and no available borrowings under its AR Credit Facility. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility, as amended, terminates on April 20, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. A strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility, and the interest cost related to its commercial paper program, to the extent that it is available to the Corporation. The Corporation is currently rated by three credit rating agencies, and while two of those agencies’ credit ratings are investment-grade level, on July 12, 2012, the third agency reduced its rating to one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings. While management believes its composite credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at current levels.

TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

As discussed, management is encouraged by various positive trends in the Corporation’s markets. For full year 2012, management anticipates high-single-digit volume growth in the nonresidential end-use market, driven primarily by increased energy shipments; some energy-sector activity will continue to be affected by natural gas prices, the timing of lease commitments for oil and natural gas companies, geographic transitions and weather conditions. Management expects the rate of improvement in the Corporation’s residential end-use market to accelerate over the rate of improvement in 2011. The infrastructure end-use market volume is expected to be down slightly and ChemRock/Rail shipments are expected to be down in the high-single digits.

As such, management anticipates that heritage aggregates product line shipments for the full year will increase from 1% to 2%, and pricing will increase 2% to 4%. A variety of factors beyond the Corporation’s direct control may continue to exert pressure on volumes and forecasted pricing increase is not expected to be uniform across the company. Heritage aggregates product line direct production costs per ton are expected to be up slightly compared with 2011.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

Earnings for the Specialty Products segment should be approximately $68 million to $70 million. Steel utilization and natural gas prices are two key factors for this segment.

SG&A expenses, excluding the incremental expense related to the Denver operations and costs related to the information systems upgrade, are expected to decline slightly. Management expects improvement in SG&A expenses related to the Denver operations as the Corporation fully completes their integration. Interest expense should decrease approximately $5 million compared with 2011. The Corporation’s effective tax rate is expected to approximate 23%, excluding discrete events. Capital expenditures are forecast at $155 million.

Management has started framing a preliminary 2013 outlook for the Corporation’s end-use markets. Management currently expects shipments to the infrastructure end-use market to increase in the mid-single digits, driven by the impact of MAP-21, TIFIA and state-sponsored programs. Management anticipates the nonresidential end-use market to increase in the high-single digits. Management believes the recent positive trend in housing starts will continue and the residential end-use market will experience double-digit volume growth. Finally, management expects the ChemRock/Rail end-use market to be flat compared with 2012. Management will provide further guidance on the Corporation’s 2013 outlook in its year-end earnings release.

The full-year 2012 outlook and preliminary 2013 outlook for the Corporation’s end-use markets include management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2012 performance will be the United States economy and its impact on construction activity. The resolution of the fiscal cliff and whether tax increases and spending cuts take effect may have a significant impact on the economy and, consequently, construction activity. Other risks related to the Corporation’s future performance include, but are not limited to, both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases, particularly if sequestration of budget programs occurs; a decline in nonresidential construction, a decline in energy-related drilling activity resulting from certain regulatory or economic factors, a slowdown in the residential construction recovery, or some combination thereof; and a continued reduction in ChemRock/Rail shipments resulting from declining coal traffic on the railroads. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states have general fund budget issues driven by lower tax revenues. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina and Texas, states disproportionately affecting the Corporation’s revenue and profitability, are among the states experiencing these fiscal pressures, although recent statistics indicate that transportation budgets and tax revenues are increasing.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

The Corporation’s principal business serves customers in aggregates-related construction markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy prices, both directly and indirectly. Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as, steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Specialty Products business is sensitive to changes in domestic steel capacity utilization and the absolute price and fluctuations in the cost of natural gas. However, due to recent technology developments allowing the harvesting of abundant natural gas supplies in the U.S., natural gas prices have stabilized.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy and the resolution of the fiscal cliff; widespread decline in aggregates pricing; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a decline in defense spending, and the subsequent impact on construction activity on or near military bases, particularly if sequestration of budget programs occurs; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires, conveyor belts, and with respect to the Specialty Products segment, natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2012

(Continued)

industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes returns to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at zero percent during the quarter ended September 30, 2012. The residential construction market accounted for approximately 8% of the Corporation’s heritage aggregates product line shipments in 2011.

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

Variable-Rate Borrowing Facilities.     The Corporation has a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $100 million AR Credit Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $445 million, which is the collective outstanding balance at September 30, 2012, would increase interest expense by $4.5 million on an annual basis.

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

FORM 10-Q

For the Quarter Ended September 30, 2012

Energy Costs.     Energy costs, including diesel fuel, natural gas and liquid asphalt, represent significant production costs for the Corporation. A hypothetical 10% change in the Corporation’s energy prices in 2012 as compared with 2011, assuming constant volumes, would impact annual 2012 pretax earnings by approximately $16.8 million.

Aggregate Risk for Interest Rates and Energy Costs.     Pension expense for 2012 is calculated based on assumptions selected at December 31, 2011. Therefore, interest rate risk in 2012 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on $445 million of variable-rate borrowings outstanding at September 30, 2012 would increase interest expense on an annual basis by $4.5 million. Additionally, a 10% change in energy prices compared with 2011 would impact annual pretax earnings by $16.8 million.

Item 4. Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012. As permitted by the Securities and Exchange Commission, the Corporation’s management excluded its newly-acquired Denver operations from its internal control over financial reporting as of September 30, 2012. These Denver operations accounted for approximately 7% of the Company’s consolidated total assets at December 31, 2011. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	—	$—	—	5,041,871
August 1, 2012 – August 31, 2012	—	$—	—	5,041,871
September 1, 2012 – September 30, 2012	—	$—	—	5,041,871

Total	—	$—	—	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

PART II-OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01	Amendment No. 2 to Credit dated as of October 17, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents

31.01	Certification dated November 6, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 6, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 6, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 6, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC. (Registrant)

Date: November 6, 2012	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

EXHIBIT INDEX

Exhibit No.	Document

10.01	Amendment No. 2 to Credit dated as of October 17, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents

31.01	Certification dated November 6, 2012 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 6, 2012 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 6, 2012 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 6, 2012 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase