Form 10-K
period 2012-12-31
MARTIN MARIETTA MATERIALS INC
filed 2013-02-22
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐            No ☑

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,675,436,621 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 15, 2013
Common Stock, $.01 par value per share	45,882,559 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2012 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company”) is the nation’s second largest producer of aggregates products (crushed stone, sand, and gravel) for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural, and chemical grade stone used in environmental applications. The Company’s aggregates business also includes asphalt products, ready mixed concrete, and road paving operations. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to customers in the steel industry. In 2012, the Company’s Aggregates business accounted for 89% of the Company’s total net sales, and the Company’s Specialty Products segment accounted for 11% of the Company’s total net sales.

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

Between 2001 and 2011, the Company disposed of or idled a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Specialty Products segment. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2013 in an effort to redeploy capital for other opportunities.

Business Segment Information

In 2012, the Company operated in four reportable business segments: the Mideast Group, Southeast Group, and West Group, collectively the Aggregates business, and the Specialty Products segment. The Specialty Products segment includes the magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2012 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2012 consolidated financial statements (the “2012 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2012 Annual Report to Shareholders (the “2012 Annual Report”), which information is incorporated herein by reference.

Aggregates Business

The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, and other uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations in Arkansas, Colorado, and Texas.

The Company is the second largest producer of aggregates for the construction industry in the United States. In 2012, the Company’s Aggregates business shipped and delivered aggregates, asphalt products, and ready mixed concrete from a network of approximately 300 quarries, underground mines, distribution facilities, and plants to customers in 33 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.6 billion and $143.5 million, respectively.

The Aggregates business markets its products primarily to the construction industry, with approximately 51% of its heritage aggregates shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.

The Company’s aggregates shipments volume has ranged from 125 million tons to 130 million tons over the last three years, reflecting a certain degree of volume stability, albeit at low historical levels, in a cyclical trough environment. During 2012, the Company experienced some volume recovery in certain of its markets as overall aggregates shipments increased 2.6% from 2011 levels. The Company’s heritage aggregates shipments increased 2.9% in 2012 compared with 2011. Heritage aggregates shipments exclude tonnage from acquisitions that were not included in prior-year operations for a full year and exclude divestitures. Prior to 2010, the economic recession resulted in unprecedented reductions in aggregates shipments, as evidenced by United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments have also suffered as states continue to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues.

The federal highway bill provides annual funding for public-sector construction projects. On July 6, 2012, the President signed into law the new federal highway bill, Moving Ahead for Progress in the 21st Century Act, or MAP-21, effective October 1, 2012. MAP-21, along with the actions of the Company’s key states to utilize various funding alternatives to support important infrastructure jobs, should provide an impetus for increased infrastructure spending in 2013 and beyond. MAP-21 maintains highway expenditures at current levels, approximately $40 billion per year through September 30, 2014, with modest increases to reflect projected inflation.

MAP-21 also significantly expands funding under the Transportation Infrastructure Finance and Innovation Act, or TIFIA. TIFIA, a U.S. Department of Transportation alternative funding mechanism, provides federal credit assistance for nationally or regionally significant surface transportation projects. Under MAP-21, TIFIA funding increases from $122 million per year to $750 million for fiscal 2013 and $1.0 billion in fiscal 2014. The Company believes that TIFIA could provide a substantial boost for state department of transportation construction programs well above what states have currently budgeted. Additionally, TIFIA incremental construction dollars exceed the total stimulus dollars awarded by the U.S. Department of Transportation under the prior federal highway bill, which expired on December 31, 2012.

The Company’s Aggregates business covers a wide geographic area. The Company’s five largest revenue-generating states (Texas, North Carolina, Iowa, Colorado, and Georgia) account for 57% of total 2012 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates has led to improvements in the Company’s Aggregates business.

The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Operations in the Denver, Colorado market increase the Company’s exposure to winter weather and risk of losses in the first and fourth quarters. Excessive rainfall, flooding, or severe drought can also jeopardize shipments, production, and profitability in all of the Company’s markets. For example, in 2011, several Midwest states, including Iowa, Indiana, and Ohio, recorded the wettest April in more than a century. These record levels of rainfall led to the flooding of the Mississippi River in April and May, restricting production and shipments in several of the Company’s south central operations. Near the end of 2011, however, the Company divested most of these south central operations to Lafarge as part of the River District Operations. Additionally, in 2011, record snowfall in the Rocky Mountains and near-record spring rainfall triggered flooding of the Missouri River, interrupting the Company’s operations in Iowa, Nebraska, Missouri, and Kansas. Due to these factors, the Company’s second and third quarters are typically the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September, and October, and have experienced weather-related losses in recent years.

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

A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2012, the originating mode of transportation for the Company’s aggregates shipments was 75% by truck, 19% by rail, and 6% by water. Although the Company divested its River District Operations in 2011 as part of the asset exchange with Lafarge, the development of water and rail distribution yards continues to be a key component of the Company’s strategic growth plan. While the River District Operations were being serviced as part of the Company’s barge long-haul distribution network, those divested operations were not in high-growth states. The majority of the rail and water movements occur in the Southeast Group and the West Group, areas which generally lack a long-term indigenous supply of coarse aggregates but exhibit above-average growth characteristics driven by long-term population trends. The Company has an extensive network of aggregate quarries and distribution centers throughout the southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts.

During the recent economic recession, the Company set a priority of preserving capital while maintaining safe, environmentally-sound operations. As the Company returns to a more normalized operating environment, management expects to focus a significant part of its capital growth spending program on expanding key Southeast and Southwest operations. In 2010, the Company acquired a deep-water port operation in Port Canaveral, Florida that serves the greater Orlando market. In 2011, the Company opened an aggregates sales yard near Tampa, Florida, adding to its rail-distribution network and serving the Tampa and Lakeland, Florida, markets. In addition to capital projects for the Aggregates business, in 2011, the Company initiated construction of a $53 million dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. This project was completed in 2012, adding 275,000 additional tons of capacity per year.

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

As the Company continues to move more aggregates by rail and water, internal freight costs are expected to reduce gross margins. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increase the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, ship availability, and weather disruptions. The Company has entered into long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it must still pay the shipping company the contractually-stated minimum amount for that year. In 2012, the Company incurred a $2.4 million expense due to not shipping the minimum tonnages. Similar charges are possible in 2013 if shipment volumes do not increase.

From time to time, the Company has experienced rail transportation shortages, particularly in the Southwest and Southeast. These shortages were caused by the downsizing in personnel and equipment by certain railroads during economic downturns. Further, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. Certain of the Company’s sales yards have the system capabilities to meet the unit train requirements. Over the last few years, the Company has made capital improvements to a number of its sales yards in order to better accommodate unit train unloadings. Rail availability is seasonal and can impact aggregates shipments depending on competing movements.

The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via deepwater ships should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation has slowed in the last several years as the number of suitable small to mid-sized acquisition targets in high-growth markets declines. During the recent period of fewer acquisition opportunities, the Company has focused on investing in internal expansion projects in high-growth markets. Management anticipates the number of acquisition opportunities to increase as a result of the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies rationalizing non-core assets and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates business. These vertically-integrated operations accounted for 20% of net sales of the Aggregates business in 2012, increasing from 8% of net sales in 2011. The Company more than doubled its exposure to vertical integration with its December 2011 acquisition of several operations in Colorado. These operations have lower gross margins (excluding freight and delivery revenues) than the Company’s aggregates product line, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates business. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results. During 2012, prices for liquid asphalt and cement were volatile.

The Company has continued to review carefully each of the acquired vertically-integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company has also reviewed other independent vertically-integrated operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own vertically-integrated operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, in 2011 the Company completed the acquisitions described under General above, which included vertically-integrated operations, including asphalt, ready mixed concrete, and road paving businesses in the Denver, Colorado, and San Antonio, Texas markets.

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

Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $16.4 million, $17.5 million, and $17.0 million, during 2012, 2011, and 2010, respectively.

Specialty Products Business

The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2012, 71% of Specialty Products’ net sales were attributable to chemical products, 28% to lime, and 1% to stone sold as construction materials. Overall net sales in the Specialty Products business increased in 2012 reflecting growth in both magnesia chemicals sales and dolomitic lime shipments to the steel industry, as well as increased sales from the new capacity generated from the completion of the new lime kiln in Woodville, Ohio described in more detail below.

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

In 2012, approximately 73% of the lime produced was sold to third-party customers, while the remaining 27% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry accounted for approximately 46% of the Specialty Products’ net sales in 2012, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. In 2012, U.S. steel production increased 3% over 2011 and domestic capacity utilization averaged 75%. Although the steel industry is performing better than the economy as a whole, production levels remain below the 100 million-ton mark exceeded in each year between 2002 through 2008. During these seven years, the average capacity utilization rate was 97%. Average capacity utilization is expected to rise but not reach 80% on average in 2013.

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

In 2001 the Specialty Products business sold certain assets of its refractories business to a wholly-owned subsidiary of Minerals Technologies Inc. In connection with the sale, the business improved its cost structure through the write down of certain assets and the repositioning of the Manistee, Michigan, operating facility to focus on the production of chemical products. The sale of the refractories business lessened the dependence of the Specialty Products business on the steel industry over time.

Specialty Products generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Approximately 11% of the revenues of the Specialty Products business in 2012 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $20.2 million, $24.2 million, and $17.1 million, in 2012, 2011, and 2010, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.

In 2012, the Company completed construction of a new dolomitic lime kiln for its Specialty Products business at Woodville, Ohio. The new dolomitic lime capacity is committed under a long-term contract and adds 275,000 tons of capacity and $22 million to $25 million of annual net sales to the Specialty Products segment at comparable current margins. The new kiln, which became functional on November 1, 2012, generated $3.1 million of net sales during 2012.

Patents and Trademarks

As of February 15, 2013, the Company owns, has the right to use, or has pending applications for approximately 87 patents pending or granted by the United States and various countries and approximately 106 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

There are over 5,600 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company, in its Aggregates business, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels, rail, and river barges have enhanced the Company’s ability to compete in the aggregates business. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

The Company’s Specialty Products business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for approximately 11% of revenues for the Specialty Products business in 2012, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.

Research and Development

The Company conducts research and development activities, principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan. In general, the Company’s research and development efforts are directed to applied technological development for the use of its chemicals products. The amounts spent by the Company in each of the last two years on research and development activities were not material.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $11.0 million in 2012 and approximately $10.5 million in 2011 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $4.0 million in 2012 and are expected to be approximately $2.0 million in 2013 and 2014. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2012 and 2011. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2012 Financial Statements and the 2012 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives – safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2012 Financial Statements included under Item 8 of this Form 10-K and the 2012

Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2012 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

In 2010, the United States Environmental Protection Agency (“USEPA”) included the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Company in 2010 and 2011 regarding the Company’s compliance with the CAA New Source Review (“NSR”) program at the Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Company has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Company believes it is in substantial compliance with the NSR program. Because the enforcement proceeding is in its initial stage, the Company cannot at this time reasonably estimate what reasonable likely penalties or upgrades to equipment might ultimately be required. The Company believes that any costs related to any required upgrades will be spread over time and will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

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

Employees

As of January 31, 2013, the Company has 4,948 employees, of which 3,681 are hourly employees and 1,267 are salaried employees. Included among these employees are 717 hourly employees represented by labor unions (14.5% of the Company’s employees). Of such amount, 12.8% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 100% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Manistee collective bargaining agreement expires in August 2015. The Woodville collective bargaining agreement expires in June 2014. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at either location. The Company added a net increase of 463 employees directly related to the acquisitions it completed in 2011.

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

Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Other factors besides those listed may also adversely affect the Company and may be material to the Company. The Company has listed the known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E of the Securities Exchange Act of 1934. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2012 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2012 Financial Statements included under Item 8 of this Form 10-K and the 2012 Annual Report.

Our aggregates business is cyclical and depends on activity within the construction industry.

The current market environment has hurt the economy, and we have considered the impact on our business. The overall United States economy began showing signs of stability during 2012, but economic and political uncertainty impeded significant growth. While we were encouraged by an increase in our aggregates shipments in 2012, compared with 2011, demand for our products, particularly in the nonresidential and residential construction markets, could fall if companies and consumers are unable to get credit for construction projects or if the economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may continue to hurt the funding available for infrastructure spending. The lack of available credit has limited the ability of states to issue bonds to finance construction projects. Several of our top sales states have stopped or slowed bidding projects in their transportation departments.

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

While our aggregates operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five sales-generating states (based on net sales by state of destination) of Texas, North Carolina, Iowa, Colorado, and Georgia, our profitability will decrease. We experienced this situation with the recent economic recession.

The historic economic recession resulted in large declines in shipments of aggregate products in our industry. For the last three years our aggregates shipments ranged from 125 million tons to 130 million tons, reflecting a certain degree of volume stability. Our aggregates volumes increased 2.6% in 2012 after decreasing 3.8% in 2011. Our heritage aggregates shipments increased 2.9% in 2012 over

2011. We determine our heritage aggregates volume by excluding tonnage from operations we acquired during the year that were not included in previous year operations and excluding operations we divested during the year. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, during 2012 the uncertainty created by the lack of a successor federal highway bill negatively affected spending on public infrastructure projects. This uncertainty was accompanied by a reduction in many states’ investment in highway maintenance.

In July 2012, the President signed into law the successor federal highway bill known as MAP-21, which was designed to maintain highway spending at current annual levels of approximately $40 billion in funding for transportation infrastructure through fiscal 2014. MAP-21 also greatly expands TIFIA funding, a federal alternative funding mechanism for transportation projects, to $750 million in fiscal 2013 and $1 billion in fiscal 2014. While the enactment of MAP-21 resulted in an increase in infrastructure spending during the fourth quarter of 2012, we cannot be assured of the full impact of MAP-21. While TIFIA funding should greatly boost state road construction programs well above their current construction budgets, we cannot be assured of the full impact of TIFIA funding. Nevertheless, we believe that the enactment of MAP-21, along with the actions of some of our key states to use various funding alternatives to support important infrastructure jobs, should lead to increased infrastructure spending in 2013 and later years. We cannot be assured, however, of the impact of Congressional debate on federal funding of infrastructure spending and/or possible Congressional action that might impact MAP-21 and/or TIFIA provisions.

Weakness in the United States economy and uncertainty in long-term federal infrastructure spending until the passage of MAP-21 hurt infrastructure spending in 2012. While the overall economy began showing signs of stability in 2012, economic and political uncertainty impeded significant growth. Infrastructure spending improved in the fourth quarter of 2012 with the passage of MAP-21. Our heritage aggregates shipments to the infrastructure construction market were flat in 2012 after decreasing 5% in 2011. We remain optimistic that the demand and need for infrastructure projects support consistent growth in this market now that long-term federal funding is resolved through 2014. In 2012, 51% of our heritage aggregates shipments were to the infrastructure construction market.

Within the construction industry, we sell our aggregates products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall.

We experienced a 10% increase in heritage aggregates shipments to the nonresidential construction market in 2012, with increased shipments to the energy sector compared with 2011, driven by lower natural gas prices and the ongoing shale field activity at the Eagle Ford Shale field in south Texas. This increase was accompanied by growth in heritage aggregates shipments in certain of our geographic markets to the commercial part of nonresidential construction, namely office and retail, which generally follows the residential construction market with a 12-to-18 month lag. We expect this component of the nonresidential construction market to experience modest volume recovery in 2013. In 2012, 30% of our heritage aggregates shipments were to the nonresidential construction market.

Our heritage aggregates shipments to the residential construction market increased 14% in 2012. The U.S. Census reported the total value of private residential construction put in place in 2012 increased 17%. Housing strength varies considerably in different areas of the country. We saw relative strength in some of our markets, particularly Texas and Colorado. While this trend is encouraging, housing starts are still below the historical annual average of 1.5 million starts. The U.S. Census estimated 780,000 housing units were started in 2012. The recovery in housing is expected to continue in 2013, with substantial expansion during the second half of the year. According to McGraw Hill Construction, by 2015, housing starts are estimated to be 1 million per year, bringing the level of construction closer to the demographic demand for single-family housing. In 2012, 8% of our heritage aggregates shipments were to the residential construction market.

Shipments of chemical rock (comprised primarily of high calcium carbonate material used for agricultural lime and flue gas desulfurization) and ballast product sales (“ChemRock/Rail”) accounted for 11% of our heritage aggregates shipments and decreased 9% in 2012. This reduction was principally due to the comparison with 2011, when ballast shipments increased to repair rail lines after the Missouri River flooding in the Midwestern United States, and a decline in both current coal traffic on railroads as well as railroad maintenance. While ballast shipments were lower compared with 2011, volumes for 2012 were in line with the five-year historical average. Three of our top ten customers in 2012 were Class I railroads. We expect our ChemRock/Rail shipments to be relatively flat in 2013 compared to 2012.

Our aggregates business is dependent on funding from a combination of federal, state and local sources.

Our aggregates products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on future projects.

The federal highway bill provides annual highway funding for public-sector construction projects. The most recent federal highway bill passed in 2012, MAP-21, provided annual funding at current levels of approximately $40 billion through September 30, 2014, with modest increases to reflect projected inflation. MAP-21 also greatly expands TIFIA funding, a federal alternative funding mechanism for transportation projects, to $750 million in fiscal 2013 and $1 billion in fiscal 2014. MAP-21 is not subject to potential sequestration under current federal law. TIFIA is also not subject to federal debt ceiling limits. Nevertheless, given the record level of national debt and the resulting pressure on all government spending, we cannot be assured that Congress will not take action that might impact MAP-21 or TIFIA or that Congress will pass a successor federal highway bill or will extend the provisions of the current bill when it expires in 2014. Federal highway bills provide spending authorizations that represent maximum amounts. Each year, an appropriation act is passed establishing the amount that can actually be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund. Once the annual appropriation is passed, funds are distributed to each state based on formulas (apportionments) or other procedures (allocations). Apportioned and allocated funds generally must be spent on specific programs as outlined in the federal legislation. The Highway Trust Fund has experienced shortfalls in recent years, due to high gas prices, fewer miles driven and improved automobile fuel efficiency. These shortfalls created a significant decline in federal highway funding levels. In response to the projected shortfalls, money has been transferred from the General Fund into the Highway Trust Fund over the past three years. Presently, the Congressional Budget Office projects that the highway account, one of the two components of the Highway Trust Fund, will be unable to meet its obligations in a timely manner sometime during fiscal 2015. We cannot be assured of the existence, timing or amount of federal highway funding levels in the future.

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states have been experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina is among the states experiencing these pressures, and this state disproportionately affects our revenues and profits. The situation is improving, however.

Our aggregates business is seasonal and subject to the weather.

Since the construction aggregates business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the aggregates business production and shipment levels vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable. Operations in the Denver, Colorado area increase the Company’s exposure to winter weather and risk of losses in the first and fourth quarters.

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

Our business is a capital-intensive business.

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

We have acquired many companies since 1995. Some of these acquisitions were more easily integrated into our existing operations and have performed as well or better than we expected, while others have not. We have sold some underperforming and other non-strategic assets.

We have doubled our exposure to vertically-integrated businesses in the last year.

Our acquisitions in Texas and Colorado in December of 2011 more than doubled our exposure to downstream businesses. For 2012, our asphalt, ready mixed concrete, and road paving businesses accounted for about 20% of the net sales of our aggregates business, up from 8% in 2011. We obtain lower margins (excluding freight and delivery revenues) from these operations as compared with our aggregates product line. Therefore, as we expand these operations, our gross margins are likely to be adversely affected. The mix of vertically-integrated operations lowered the gross margins (excluding freight and delivery revenues) of our aggregates business by about 260 basis points in 2012. The gross margin (excluding freight and delivery revenues) of our aggregates business will continue to be reduced by the lower gross margins for our vertically-integrated operations.

Short supplies and high costs of fuel, energy, and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. For example, in 2011, increases in energy costs when compared with 2010 lowered net earnings for our businesses by $0.27 per diluted share. We do not hedge our diesel fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, consumption, and the natural hedge created by the ability to increase aggregates prices. In 2012, while the average price we paid per gallon of diesel fuel was 5% higher compared to 2011, this was offset by a decline of 25% from 2011 on our average cost for natural gas. The Specialty Products business has fixed price agreements for the supply of coal and about 25% of its natural gas needs in 2013.

Similarly our vertically-integrated operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mix concrete, respectively. These raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our vertically-integrated operations have been affected by the short supply or high costs of these raw materials. 2012 saw continued volatility in the costs for these raw materials.

Road paving construction operations present additional risks to our business.

Our vertically-integrated operations also present challenges in the paving construction business where many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our road paving construction operations we also have fixed price and fixed unit price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time or our original bid. These same issues and risks can also impact some of our contacts in our asphalt and ready mixed concrete operations.

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

Labor unions represent 12.8% of the hourly employees of our aggregates business and 100% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio lime plant expire in August 2015 and June 2014, respectively.

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

Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail, or ship. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations.

The availability of rail cars can also affect our ability to transport our products. Rail cars can be used to transport many different types of products. If owners sell or lease rail cars for use in other industries, we may not have enough rail cars to transport our products.

We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2013 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

When we sold our River District operations in 2011 as part of our asset exchange with Lafarge, we sold most of our barge long-haul distribution network. As a result, we reduced our risks from distributing our products by barges, especially along the Mississippi River. We still distribute some of our product by barge along rivers in West Virginia. We may continue to experience, to a lesser degree, risks associated with distributing our products by barges, including significant delays, disruptions, or the non-availability of our barge transportation system that could negatively affect our operations, water levels that could affect our ability to transport our products by barge, and barges that may not be available in quantities that we might need from time to time to support our operations.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. We urge you to read about our accounting policies and changes in our accounting policies in Note A of our 2012 financial statements. The federal regulatory body overseeing our accounting standards is now implementing a convergence project, which would conform the accounting in the United States for various topics to the requirements under international accounting standards. Proposed changes are being issued one topic at a time. We have not looked at how all of these topics might impact us. New or revised accounting standards could change our financial results either positively or negatively.

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

During the economic downturn we have temporarily idled some of our facilities. In 2012, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $50.9 million of costs that could have been inventoried under normal operating conditions. If demand does not improve, such temporary idling could become longer-term, impairing the value of some of the assets at those locations. The timing of increased demand will determine when these locations will be reopened. During the idling period, the plant and equipment will continue to be depreciated. If practicable, we will transfer the mobile equipment and use it elsewhere. Because we continue to have long-term access to the aggregate reserves, these sites are not considered impaired during temporary idlings. Nevertheless, there is a risk of long-term asset impairment at sites that are temporarily idled if the economic downturn does not improve in the near term.

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

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. Any large strategic acquisition would require that we issue both newly issued equity and debt securities in order to maintain our investment grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding debt and the interest cost on our commercial paper program, to the extent it is available to us. While management believes our credit ratings will remain at a composite investment-grade level, we cannot be assured these ratings will remain at those levels. While management believes the Company will continue to have credit available to it adequate to meet its needs, there can be no assurance of that.

Our specialty products business depends in part on the steel industry and the supply of reasonably priced fuels.

Our specialty products business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the highly-cyclical steel industry. The economic downturn has caused a significant decline in steel manufacturing. While steelmaking increased in 2012, it is still far below levels of the past. We anticipate this weakness to continue in 2013. The specialty products business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.

Our specialty products business now runs at capacity so unexpected changes could affect its earnings.

Because our Specialty Products business currently runs at capacity, any unplanned changes in costs or realignment of customers would introduce volatility to the earnings of this segment of our business.

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

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our future effective tax rate, including:

•	Governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction, to fund deficits;

•	The jurisdictions in which earnings are taxed;

•	The resolution of issues arising from tax audits with various tax authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Changes in available tax credits;

•	Changes in share-based compensation;

•	Other changes in tax laws, and

•	The interpretation of tax laws and/or administrative practices.

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

Aggregates Business

As of December 31, 2012, the Company processed or shipped aggregates from 259 quarries, underground mines, and distribution yards in 34 states and in Canada and the Bahamas, of which 97 are located on land owned by the Company free of major encumbrances, 55 are on land owned in part and leased in part, 102 are on leased land, and 5 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves on the average exceed 60 years based on normalized levels of production, and exceed 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2012, the Company processed and shipped ready mixed concrete and/or asphalt products from 41 properties in 5 states, of which 26 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, and 14 are on leased land.

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

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information – Critical Accounting Policies and Estimates – Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2012 Annual Report for discussion of reserves evaluation by the Company.

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

State	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/11		Tonnage of Reserves for each general type of aggregate at 12/31/12		Change in Tonnage from 2011		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
		(Add 000)		(Add 000)		(Add 000)
	2012	Hard Rock	Sand & Gravel	Hard Rock	Sand & Gravel	Hard Rock	Sand & Gravel	At Quarry	Not at Quarry		Owned	Leased
Alabama	5	105,048	12,113	103,380	12,110	(1,668)	(3)	100%	0%	0%	24%	76%
Arkansas	3	225,831	0	233,122	0	7,291	0	96%	4%	0%	55%	45%
Colorado	6	118,851	105,413	116,231	101,746	(2,620)	(3,667)	90%	10%	0%	75%	25%
Florida	1	254,322	0	253,855	0	(467)	0	100%	0%	0%	0%	100%
Georgia	13	1,275,506	0	1,308,015	0	32,509	0	92%	8%	0%	70%	30%
Indiana	10	466,974	35,903	490,974	41,888	24,000	5,985	100%	0%	0%	38%	62%
Iowa	19	703,777	38,145	693,075	37,821	(10,702)	(324)	99%	1%	0%	11%	89%
Kansas	4	104,151	0	102,224	0	(1,927)	0	100%	0%	0%	42%	58%
Kentucky	1	0	30,770	0	30,770	0	0	100%	0%	0%	0%	100%
Maryland	2	98,123	0	97,143	0	(980)	0	100%	0%	0%	100%	0%
Minnesota	2	440,112	0	437,711	0	(2,401)	0	76%	24%	0%	68%	32%
Mississippi	1	0	83,284	0	67,497	0	(15,787)	100%	0%	0%	100%	0%
Missouri	4	386,666	0	385,007	0	(1,659)	0	88%	12%	0%	19%	81%
Montana	0	50,000	0	50,000	0	0	0	100%	0%	0%	100%	0%
Nebraska	3	179,271	0	174,774	0	(4,497)	0	100%	0%	0%	51%	49%
Nevada	1	140,481	0	139,849	0	(632)	0	100%	0%	0%	82%	18%
North Carolina	30	3,383,314	0	3,312,366	0	(70,948)	0	83%	17%	0%	67%	33%
Ohio***	14	179,697	186,551	675,011	188,654	495,314	2,103	40%	60%	0%	96%	4%
Oklahoma	8	765,125	36,712	793,402	36,217	28,277	(495)	100%	0%	0%	81%	19%
South Carolina	7	382,113	31,825	583,554	30,281	201,441	(1,544)	100%	0%	0%	14%	86%
Tennessee	1	37,723	0	37,261	0	(462)	0	100%	0%	0%	100%	0%
Texas	15	1,141,947	84,926	1,143,989	78,451	2,042	(6,475)	67%	33%	0%	10%	90%
Utah	1	26,524	0	25,866	0	(658)	0	100%	0%	0%	0%	100%
Virginia	4	358,819	0	367,777	0	8,958	0	88%	12%	0%	75%	25%
Washington	3	23,143	0	41,407	0	18,264	0	46%	54%	0%	72%	28%
West Virginia	1	58,137	0	42,326	0	(15,811)	0	39%	61%	0%	87%	13%
Wyoming	2	156,284	0	153,656	0	(2,628)	0	100%	0%	0%	0%	100%

U. S. Total	161	11,061,939	645,642	11,761,975	625,435	700,036	(20,207)	89%	11%	0%	53%	47%

Non-U. S.	2	860,192	0	838,145	0	(22,047)	0	100%	0%	0%	100%	0%

Grand Total	163	11,922,131	645,642	12,600,120	625,435	677,989	(20,207)

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.
***	The Company’s reserves presented for the State of Ohio include dolomitic limestone reserves used in the business of the Specialty Products segment.

	Total Annual Production (in tons) (add 000) For year ended December 31			Number of years of production available at December 31, 2012
Reportable Segment	2012	2011	2010

Mideast Group	37,514	36,653	36,596	155.4
Southeast Group	18,633	23,453	29,295	142.3
West Group	70,633	63,930	60,646	67.1

Total Aggregates Business	126,810	124,036	126,537	104.3

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

The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2012, the principal properties were believed to be utilized at average productive capacities of approximately 50% and were capable of supporting a higher level of market demand. However, due to the current economic recession, the Company has adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2012, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $50.9 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idlings could continue. The Company expects, however, as the economy recovers, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

ITEM 3.	LEGAL PROCEEDINGS

From time to time claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, blasting, vibrations, air emissions, and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from, these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows, or its financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

The Company was not required to pay any penalties in 2012 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2012 Financial Statements included under Item 8 of this Form 10-K and the 2012 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2012 Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 15, 2013:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years

C. Howard Nye	50	Chief Executive Officer;	2010	Chief Operating Officer (2006-2009)
		President;	2006
		President of Aggregates	2010
		Business
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	51	Executive Vice President;	2009	Senior Vice President (2005-2009)
		Treasurer;	2006
		Chief Financial Officer	2005

Roselyn R. Bar	54	Senior Vice President;	2005
		General Counsel;	2001
		Corporate Secretary	1997

Dana F. Guzzo	47	Senior Vice President;	2011
		Chief Information Officer;	2011
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	55	Senior Vice President, Human Resources	2011	Senior Vice President, Human Resources, CenturyLink Inc. (2009-2010); Senior Vice President, Human Resources, Armstrong World Industries (2006-2009)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2012 Annual Report, and that information is incorporated herein by reference. There were 689 holders of record of the Company’s Common Stock as of February 15, 2013.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2012 – October 31, 2012	0	$—	0	5,041,871

November 1, 2012 – November 30, 2012	0	$—	0	5,041,871

December 1, 2012 – December 31, 2012	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2012 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook 2013” in the 2012 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2012 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2012 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook 2013” in the 2012 Annual Report is not incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2012 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2012. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management has issued its annual report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2012. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2012. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2012 Financial Statements, included under Item 8 of this Form 10-K and the 2012 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2012 Annual Report.

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

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2012 (the “2013 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2013 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2013 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2013 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2013 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2012 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings –

for years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Earnings –

for years ended December 31, 2012, 2011, and 2010

Consolidated Balance Sheets –

at December 31, 2012 and 2011

Consolidated Statements of Cash Flows –

for years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Total Equity –

Balance at December 31, 2012, 2011, and 2010

Notes to Financial Statements

(2)	List of financial statement schedules filed as part of this Form 10-K

The following financial statement schedule of Martin Marietta Materials, Inc. and consolidated subsidiaries is included in Item 15(c) of this Form 10-K.

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2012 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

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

10.01	—$600,000,000 Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

10.02	—Amendment No. 1 to Credit Agreement dated as of February 24, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011) (Commission File No. 1-12744)

10.03	—Amendment No. 2 to Credit Agreement dated as of October 17, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012) (Commission File No. 1-12744)

10.04	—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.05	—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.06	—Second Amendment to Account Purchase Agreement between Martin Marietta Materials, Inc. and Wells Fargo Bank, National Association dated as of March 31, 2011 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

10.07	—Third Amendment to Account Purchase Agreement between Martin Marietta Materials, Inc. and Wells Fargo Bank, National Association dated as of April 13, 2012 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 18, 2012) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1- 12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Letter Agreement between Martin Marietta Materials, Inc. and certain of its executive officers and other employees with respect to certain waivers of compensation and benefits under certain circumstances as provided therein under each employee’s Employee Protection Agreement with the Company and under the Martin Marietta Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 15, 2011) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2012

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2012 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2012 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 22, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 22, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 22, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 22, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2013 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2013 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts– describe		Deductions– describe		Balance at end of period
	(Amounts in Thousands)

Year ended December 31, 2012

Allowance for doubtful accounts	$5,295	$774	$—		$—		$6,069

Allowance for uncollectible notes receivable	295	145	—		—		440

Inventory valuation allowance	92,481	4,475	—		139	(a)	96,817

Accumulated amortization of intangible assets	12,824	3,593	—		425	(b)	15,992

Year ended December 31, 2011

Allowance for doubtful accounts	$3,578	$1,717	$—		$—		$5,295

Allowance for uncollectible notes receivable	179	116	—		—		295

Inventory valuation allowance	87,044	7,882	2,154	(c)	4,599	(a)	92,481

Accumulated amortization of intangible assets	14,322	1,812	—		984 2,326	(b) (a)	12,824

Year ended December 31, 2010

Allowance for doubtful accounts	$4,622	$—	$—		$1,044	(d)	$3,578

Allowance for uncollectible notes receivable	151	28	—		—		179
Inventory valuation allowance	82,674	4,370	—				87,044
Accumulated amortization of intangible assets	13,155	1,453	—		286	(b)	14,322

(a)	Divestitures.
(b)	Write off of fully amortized intangible assets.
(c)	Acquisitions.
(d)	To adjust allowance for change in estimates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 22, 2013

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr.	Chairman of the Board	February 22, 2013
Stephen P. Zelnak, Jr.

/s/ C. Howard Nye	President and Chief Executive Officer	February 22, 2013
C. Howard Nye

/s/ Anne H. Lloyd	Executive Vice President, Chief Financial Officer, and Treasurer	February 22, 2013
Anne H. Lloyd

/s/ Dana F. Guzzo	Senior Vice President, Chief Information Officer, Chief Accounting Officer, and Controller	February 22, 2013
Dana F. Guzzo

/s/ Sue W. Cole	Director	February 22, 2013
Sue W. Cole

/s/ David G. Maffucci	Director	February 22, 2013
David G. Maffucci

/s/ William E. McDonald	Director	February 22, 2013
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 22, 2013
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 22, 2013
Laree E. Perez

/s/ Michael J. Quillen	Director	February 22, 2013
Michael J. Quillen

/s/ Dennis L. Rediker	Director	February 22, 2013
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 22, 2013
Richard A. Vinroot

EXHIBITS

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 25, 1996) (Commission File No. 1-12744)

3.02	—Articles of Amendment with Respect to the Junior Participating Class B Preferred Stock of the Company, dated as of October 19, 2006 (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on October 19, 2006) (Commission File No. 1-12744)

3.03	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article I of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of

Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

10.01	—$600,000,000 Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

10.02	—Amendment No. 1 to Credit Agreement dated as of February 24, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011) (Commission File No. 1-12744)

10.03	—Amendment No. 2 to Credit Agreement dated as of October 17, 2012 to Credit Agreement dated as of March 31, 2011 among Martin Marietta Materials, Inc., the Lenders listed on the signatures pages thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012) (Commission File No. 1-12744)

10.04	—$100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 27, 2009) (Commission File No. 1-12744)

10.05	—First Amendment dated as of December 23, 2009 to $100,000,000 Account Purchase Agreement dated as of April 21, 2009 between Martin Marietta Materials, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.03 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 23, 2009) (Commission File No. 1-12744)

10.06	—Second Amendment to Account Purchase Agreement between Martin Marietta Materials, Inc. and Wells Fargo Bank, National Association dated as of March 31, 2011 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 6, 2011) (Commission File No. 1-12744)

10.07	—Third Amendment to Account Purchase Agreement between Martin Marietta Materials, Inc. and Wells Fargo Bank, National Association dated as of April 13, 2012 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on April 18, 2012) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin

Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.04 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1- 12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1- 12744)**

10.14	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Letter Agreement between Martin Marietta Materials, Inc. and certain of its executive officers and other employees with respect to certain waivers of compensation and benefits under certain circumstances as provided therein under each employee’s Employee Protection Agreement with the Company and under the Martin Marietta Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 15, 2011) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2012

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2012 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2012 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 22, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 22, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 22, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 22, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2013 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2013 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K