Form 10-Q
period 2013-03-31
MARTIN MARIETTA MATERIALS INC
filed 2013-05-06
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes  ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 23, 2013
Common Stock, $0.01 par value	46,061,373

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$37,260	$25,394	$44,950
Accounts receivable, net	202,150	224,050	212,052
Inventories, net	347,641	332,311	333,487
Current deferred income tax benefits	79,485	77,716	79,002
Other current assets	49,197	40,930	32,453

Total Current Assets	715,733	700,401	701,944

Property, plant and equipment	3,824,638	3,812,587	3,721,378
Allowances for depreciation, depletion and amortization	(2,092,551)	(2,059,346)	(1,952,450)

Net property, plant and equipment	1,732,087	1,753,241	1,768,928

Goodwill	616,350	616,204	616,729
Other intangibles, net	49,548	50,433	53,224
Other noncurrent assets	41,057	40,647	41,292

Total Assets	$3,154,775	$3,160,926	$3,182,117

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$-	$-	$1,929
Accounts payable	77,080	83,537	100,082
Accrued salaries, benefits and payroll taxes	12,387	19,461	12,389
Pension and postretirement benefits	4,091	6,851	6,612
Accrued insurance and other taxes	27,470	28,682	24,025
Current maturities of long-term debt and short-term facilities	5,677	5,676	7,650
Accrued interest	18,479	7,490	18,304
Other current liabilities	23,506	21,638	14,380

Total Current Liabilities	168,690	173,335	185,371

Long-term debt	1,072,850	1,042,183	1,127,178
Pension, postretirement and postemployment benefits	184,287	183,122	156,076
Noncurrent deferred income taxes	230,109	225,592	225,554
Other noncurrent liabilities	88,782	86,395	89,656

Total Liabilities	1,744,718	1,710,627	1,783,835

Equity:
Common stock, par value $0.01 per share	459	459	456
Preferred stock, par value $0.01 per share	-	-	-
Additional paid-in capital	421,024	414,657	405,473
Accumulated other comprehensive loss	(104,948)	(106,169)	(81,991)
Retained earnings	1,055,256	1,101,598	1,035,739

Total Shareholders' Equity	1,371,791	1,410,545	1,359,677
Noncontrolling interests	38,266	39,754	38,605

Total Equity	1,410,057	1,450,299	1,398,282

Total Liabilities and Equity	$3,154,775	$3,160,926	$3,182,117

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$345,150	$350,532
Freight and delivery revenues	39,850	43,442

Total revenues	385,000	393,974

Cost of sales	332,563	326,706
Freight and delivery costs	39,850	43,442

Total cost of revenues	372,413	370,148

Gross Profit	12,587	23,826
Selling, general & administrative expenses	37,649	33,029
Business development costs	307	25,901
Other operating (income) and expenses, net	(1,812)	223

Loss from Operations	(23,557)	(35,327)

Interest expense	13,496	13,487
Other nonoperating expenses and (income), net	623	(1,855)

Loss from continuing operations before taxes on income	(37,676)	(46,959)
Income tax benefit	(8,447)	(9,875)

Loss from Continuing Operations	(29,229)	(37,084)
Loss on discontinued operations, net of related tax benefit of $27 and $101, respectively	(100)	(589)

Consolidated net loss	(29,329)	(37,673)
Less: Net loss attributable to noncontrolling interests	(1,490)	(941)

Net Loss Attributable to Martin Marietta Materials, Inc.	$(27,839)	$(36,732)

Net Loss Attributable to Martin Marietta Materials, Inc.
Loss from continuing operations	$(27,739)	$(36,143)
Loss from discontinued operations	(100)	(589)

	$(27,839)	$(36,732)

Consolidated Comprehensive Loss (See Note 1)
Loss attributable to Martin Marietta Materials, Inc.	$(26,618)	$(34,833)
Loss attributable to noncontrolling interests	(1,488)	(938)

	$(28,106)	$(35,771)

Net Loss Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$(0.61)	$(0.80)
Discontinued operations attributable to common shareholders	-	(0.01)

	$(0.61)	$(0.81)

Diluted from continuing operations attributable to common shareholders	$(0.61)	$(0.80)
Discontinued operations attributable to common shareholders	-	(0.01)

	$(0.61)	$(0.81)

Weighted-Average Common Shares Outstanding
Basic	46,028	45,734

Diluted	46,028	45,734

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net loss	$(29,329)	$(37,673)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities
Depreciation, depletion and amortization	43,043	44,398
Stock-based compensation expense	1,245	1,878
(Gains) Losses on divestitures and sales of assets	(662)	447
Deferred income taxes	3,393	(722)
Excess tax benefits from stock-based compensation transactions	(629)	(288)
Other items, net	719	738
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	20,273	(8,304)
Inventories, net	(14,606)	(10,881)
Accounts payable	(6,457)	7,718
Other assets and liabilities, net	1,585	(1,630)

Net Cash Provided by (Used for) Operating Activities	18,575	(4,319)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(21,880)	(37,518)
Acquisitions, net	(2,629)	(54)
Proceeds from divestitures and sales of assets	1,580	2,184

Net Cash Used for Investing Activities	(22,929)	(35,388)

Cash Flows from Financing Activities:
Borrowings of long-term debt	60,000	151,000
Repayments of long-term debt	(29,400)	(76,480)
Debt issuance costs	-	(300)
Change in bank overdraft	-	1,929
Dividends paid	(18,503)	(18,420)
Issuances of common stock	3,494	618
Excess tax benefits from stock-based compensation transactions	629	288

Net Cash Provided by Financing Activities	16,220	58,635

Net Increase in Cash and Cash Equivalents	11,866	18,928
Cash and Cash Equivalents, beginning of period	25,394	26,022

Cash and Cash Equivalents, end of period	$37,260	$44,950

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,906	$2,632
Cash refunds for income taxes	$7,055	$4,634

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	46,002	$459	$414,657	$(106,169)	$1,101,598	$1,410,545	$39,754	$1,450,299
Consolidated net loss	-	-	-	-	(27,839)	(27,839)	(1,490)	(29,329)
Other comprehensive earnings	-	-	-	1,221	-	1,221	2	1,223
Dividends declared	-	-	-	-	(18,503)	(18,503)	-	(18,503)
Issuances of common stock for stock award plans	59	-	5,122	-	-	5,122	-	5,122
Stock-based compensation expense	-	-	1,245	-	-	1,245	-	1,245

Balance at March 31, 2013	46,061	$459	$421,024	$(104,948)	$1,055,256	$1,371,791	$38,266	$1,410,057

See accompanying condensed notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc., (the “Corporation”) is engaged principally in the construction aggregates business. The Corporation’s aggregates product line, which accounted for 71% of consolidated 2012 net sales, includes crushed stone, sand and gravel, and is used primarily for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. These aggregates products, along with the asphalt products, ready mixed concrete and road paving materials of the Corporation’s vertically-integrated operations (which accounted for 18% of consolidated 2012 net sales), are sold and shipped from a network of 297 quarries, distribution facilities and plants to customers in 33 states, Canada, the Bahamas and the Caribbean Islands.

Effective January 1, 2013, the Corporation reorganized the operations and management reporting structure of its Aggregates business, resulting in a change to its reportable segments. The Corporation currently conducts its aggregates and vertically-integrated operations through three reportable segments as follows:

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, Kentucky, Maryland, Minnesota, eastern Nebraska, North Dakota, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

In addition to the Aggregates business, the Corporation has a Specialty Products segment, accounting for 11% of consolidated 2012 net sales, which produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the quarter ended March 31, 2013 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Prior-year segment information for the Aggregates business has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive loss attributable to Martin Marietta Materials, Inc. is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net loss attributable to Martin Marietta Materials, Inc.	$(27,839)	$(36,732)
Other comprehensive earnings , net of tax	1,221	1,899

Comprehensive loss attributable to Martin Marietta Materials, Inc.	$(26,618)	$(34,833)

Comprehensive loss attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net loss attributable to noncontrolling interests	$(1,490)	$(941)
Other comprehensive earnings, net of tax	2	3

Comprehensive loss attributable to noncontrolling interests	$(1,488)	$(938)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Three Months Ended March 31, 2013
Balance at beginning of period	$(108,189)	$6,157	$(4,137)	$(106,169)

Other comprehensive loss before reclassifications, net of tax	-	(834)	-	(834)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,893	-	162	2,055

Other comprehensive earnings, net of tax	1,893	(834)	162	1,221

Balance at end of period	$(106,296)	$5,323	$(3,975)	$(104,948)

	Three Months Ended March 31, 2012
Balance at beginning of period	$(84,204)	$5,076	$(4,762)	$(83,890)

Other comprehensive earnings before reclassifications, net of tax	-	199	-	199
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,548	-	152	1,700

Other comprehensive earnings, net of tax	1,548	199	152	1,899

Balance at end of period	$(82,656)	$5,275	$(4,610)	$(81,991)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)

	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

Balance at beginning of period	$70,881	$2,707	$73,588
Tax effect of other comprehensive earnings	(1,240)	(107)	(1,347)

Balance at end of period	$69,641	$2,600	$72,241

	Three Months Ended March 31, 2013
Balance at beginning of period	$55,161	$3,116	$58,277
Tax effect of other comprehensive earnings	(1,013)	(99)	(1,112)

Balance at end of period	$54,148	$3,017	$57,165

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected line item in the consolidated statements of earnings and comprehensive earnings
	2013	2012
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(702)	$(692)
Actuarial loss	3,835	3,253

	3,133	2,561	Cost of sales; Selling, general and administrative expenses
Tax benefit	(1,240)	(1,013)	Taxes on income

	$1,893	$1,548

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$269	$251	Interest expense
Tax benefit	(107)	(99)	Taxes on income

	$162	$152

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2013 and 2012, all such awards were antidilutive given the net loss attributable to Martin Marietta Materials Inc.

The following table reconciles the numerator and denominator for basic and diluted loss per common share:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Net loss from continuing operations attributable to Martin Marietta Materials, Inc.	$(27,739)	$(36,143)
Less: Distributed and undistributed earnings attributable to unvested awards	(93)	(126)

Basic and diluted net loss available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	(27,832)	(36,269)
Basic and diluted net loss available to common shareholders from discontinued operations	(100)	(589)

Basic and diluted net loss available to common shareholders attributable to Martin Marietta Materials, Inc.	$(27,932)	$(36,858)

Basic and diluted weighted-average common shares outstanding	46,028	45,734

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

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

All discontinued operations relate to the Aggregates business. Discontinued operations consist of the following:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net sales	$--	$--

Pretax loss on operations	$(127)	$(336)
Pretax loss on disposals	--	(354)

Pretax loss	(127)	(690)
Income tax benefit	(27)	(101)

Net loss	$(100)	$(589)

3.	Inventories, Net

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)
Finished products	$363,610	$355,881	$357,953
Products in process and raw materials	20,908	16,442	15,751
Supplies and expendable parts	59,362	56,805	54,010

	443,880	429,128	427,714
Less allowances	(96,239)	(96,817)	(94,227)

Total	$347,641	$332,311	$333,487

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$298,730	$298,677	$298,525
7% Debentures, due 2025	124,450	124,443	124,424
6.25% Senior Notes, due 2037	228,122	228,114	228,089
Term Loan Facility, due 2015, interest rate of 2.20% at March 31, 2013; 2.21% at December 31, 2012; and 1.87% at March 31, 2012	240,000	245,000	245,000
Revolving Facility, interest rate of 1.90% at March 31, 2013; 1.91% at December 31, 2012; and 1.62% at March 31, 2012	110,000	50,000	135,000
AR Credit Facility, interest rate of 1.00% at March 31, 2013 and December 31, 2012; and 1.60% at March 31, 2012	75,600	100,000	100,000
Other notes	1,625	1,625	3,790

Total debt	1,078,527	1,047,859	1,134,828
Less current maturities	(5,677)	(5,676)	(7,650)

Long-term debt	$1,072,850	$1,042,183	$1,127,178

The Corporation’s Credit Agreement, consisting of a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 senior unsecured revolving facility (the “Revolving Facility”), and a $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”) require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation amended the Credit Agreement Ratio in 2012. The amendment temporarily increases the maximum Ratio to 3.75x at March 31, 2013 and June 30, 2013. The Ratio returns to the pre-amendment maximum of 3.50x for the September 30, 2013 calculation date. The Corporation was in compliance with this Ratio at March 31, 2013.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At March 31, 2013, December 31, 2012 and March 31, 2012, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three months ended March 31, 2013 and 2012, the Corporation recognized $269,000 and $251,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

The Corporation’s AR Credit Facility expired by its own terms on April 20, 2013. On April 19, 2013, the Corporation, through a wholly-owned special purpose subsidiary, established a $150,000,000 trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). Borrowings under the Trade Receivable Facility bear interest at a rate equal to the one-month LIBOR plus 0.6% and are limited based on the balance of the Corporation’s accounts receivable. The Corporation has the option to increase the commitment amount by up to an additional $100,000,000, in increments of no less than $25,000,000, subject to receipt of lender commitments for the increased amount. The Trade Receivable Facility matures on April 19, 2014.

5.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, publicly-registered long-term notes, debentures and other long-term debt.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Financial Instruments (continued)

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

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Iowa, Colorado and Georgia). The estimated fair values of customer receivables approximate their carrying amounts due to the short-term nature of the receivables.

Notes receivable are primarily promissory notes with customers and are not publicly traded. However, using current market interest rates, but excluding adjustments for credit worthiness, if any, management estimates that the fair value of notes receivable approximates the carrying amount.

The bank overdraft represents the float of outstanding checks. The estimated fair value of the bank overdraft approximates its carrying value.

The carrying values and fair values of the Corporation’s long-term debt were $1,078,527,000 and $1,155,051,000, respectively, at March 31, 2013; $1,047,859,000 and $1,105,650,000, respectively, at December 31, 2012; and $1,134,828,000 and $1,129,890,000, respectively, at March 31, 2012. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on level 1 of the fair value hierarchy, quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

6.	Income Taxes

	Three Months Ended March 31,
	2013	2012
Estimated effective income tax rate:
Continuing operations	22.4%	21.0%

Discontinued operations	21.3%	14.6%

Consolidated overall	22.4%	20.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes (continued)

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

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Three Months Ended March 31, 2013
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$ 15,380
Gross increases – tax positions in prior years	4,440
Gross decreases – tax positions in prior years	(2,412)
Gross increases – tax positions in current year	389

Unrecognized tax benefits at end of period	$ 17,797

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may decrease up to $12,146,000 during the twelve months ending March 31, 2014 as a result of resolution through payments to taxing authorities and the expiration of the statute of limitations for the 2009 tax year. The majority of the decrease relates to the expected settlement of the Advance Pricing Agreement (“APA”) the Corporation has with Canada that increased the sales price charged for intercompany shipments from Canada to the United States during the years 2005 through 2011. Upon final settlement with the Canadian taxing authority, the Corporation will be allowed a corresponding refund of tax in the United States for the years 2005 through 2011 pursuant to an expected APA with the United States, which is not included in the table of unrecognized tax benefits at March 31, 2013.

At March 31, 2013, unrecognized tax benefits of $14,708,000 related to permanent income tax differences, net of federal tax expense, would have favorably affected the Corporation’s effective income tax rate if recognized. However, the unrecognized tax benefits, if recognized, would be offset by the corresponding $8,367,000 expense in the United States related to the APA settlement.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in Thousands)
Service cost	$4,064	$3,600	$65	$66
Interest cost	5,749	5,941	248	315
Expected return on assets	(6,663)	(5,970)	--	--
Amortization of:
Prior service cost (credit)	112	122	(814)	(814)
Actuarial loss (gain)	3,835	3,317	--	(64)

Net periodic benefit cost (credit)	$7,097	$7,010	$(501)	$(497)

8.	Commitments and Contingencies

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

Environmental and Governmental Regulations

The United States Environmental Protection Agency (“USEPA”) includes the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Corporation in 2010 and 2011 regarding the Corporation’s compliance with the CAA New Source Review (“NSR”) program at its Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Corporation has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Corporation believes it is in substantial compliance with the NSR program. Because the enforcement proceeding is in its initial stage, at this time the Corporation cannot reasonably estimate what likely penalties or upgrades to equipment might ultimately be required. The Corporation believes that any costs related to any upgrades will be spread over time and will not have a material adverse effect on the Corporation’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Commitments and Contingencies (continued)

Guarantee of Affiliate

The Corporation has an unconditional guaranty of payment agreement with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an affiliate under a $24,000,000 revolving line of credit provided by Fifth Third that expires in July 2013 and a guaranty agreement with Bank of America, N.A., to guarantee a $6,200,000 amortizing loan due April 2015. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from these agreements. The Corporation holds a subordinate lien of the affiliate’s assets as collateral for potential payments under the agreements.

9.	Business Segments

The Corporation conducts its aggregates and vertically-integrated operations through three reportable business segments: Mid-America Group, Southeast Group and West Group. The Corporation also has a Specialty Products segment that includes magnesia-based chemicals products and dolomitic lime.

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments.

Prior-year segment information has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$114,594	$124,930
Southeast Group	55,743	60,054
West Group	154,433	152,687

Total Aggregates Business	324,770	337,671
Specialty Products	60,230	56,303

Total	$385,000	$393,974

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net sales:
Mid-America Group	$106,233	$114,614
Southeast Group	51,323	55,158
West Group	132,425	129,044

Total Aggregates Business	289,981	298,816
Specialty Products	55,169	51,716

Total	$345,150	$350,532

(Loss) Earnings from operations:
Mid-America Group	$(11,028)	$(5,224)
Southeast Group	(8,386)	(5,905)
West Group	(11,298)	(12,327)

Total Aggregates Business	(30,712)	(23,456)
Specialty Products	17,078	18,221
Corporate	(9,923)	(30,092)

Total	$(23,557)	$(35,327)

Assets employed for the Mid-America and West Groups changed since prior year as a result of the Corporation’s reorganization of the operations of its Aggregates business (see also Note 1).

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,035,715	$1,036,155	$1,059,794
Southeast Group	588,412	607,705	617,217
West Group	1,141,588	1,147,879	1,144,165

Total Aggregates Business	2,765,715	2,791,739	2,821,176
Specialty Products	154,688	157,673	132,709
Corporate	234,372	211,514	228,232

Total	$3,154,775	$3,160,926	$3,182,117

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

The Aggregates business includes the aggregates product line, along with the asphalt, ready mixed concrete and road paving product lines of its vertically-integrated operations. All vertically-integrated operations reside in the West Group. Product lines for the Specialty Products segment consist of magnesia-based chemicals, dolomitic lime and other. Net sales and gross profit by product line are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net sales:
Aggregates	$247,791	$257,346
Asphalt	9,633	12,539
Ready Mixed Concrete	27,368	20,255
Road Paving	5,189	8,676

Total Aggregates Business	289,981	298,816

Magnesia-Based Chemicals	35,859	36,398
Dolomitic Lime	19,126	14,973
Other	184	345

Total Specialty Products	55,169	51,716

Total	$345,150	$350,532

Gross profit (loss):
Aggregates	$2,061	$11,414
Asphalt	(2,455)	(735)
Ready Mixed Concrete	(315)	(1,229)
Road Paving	(4,287)	(2,855)

Total Aggregates Business	(4,996)	6,595

Magnesia-Based Chemicals	11,531	12,918
Dolomitic Lime	8,237	6,550
Other	(186)	(78)

Total Specialty Products	19,582	19,390
Corporate	(1,999)	(2,159)

Total	$12,587	$23,826

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Other current and noncurrent assets	$549	$(2,797)
Accrued salaries, benefits and payroll taxes	(6,075)	(3,517)
Accrued insurance and other taxes	(1,213)	(2,383)
Accrued income taxes	(8,261)	(5,306)
Accrued pension, postretirement and postemployment benefits	1,538	1,903
Other current and noncurrent liabilities	15,047	10,470

	$1,585	$(1,630)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc. (the “Corporation”), is the nation’s second largest producer of construction aggregates. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products, including asphalt, ready mixed concrete and road paving materials, from a network of 297 quarries, distribution facilities and plants to customers in 33 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries.

Effective January 1, 2013, the Corporation reorganized the groups within its Aggregates business. The Corporation currently conducts its aggregates and vertically-integrated operations through three reportable business segments: Mid-America Group, Southeast Group and West Group. The Mid-America Group continues to include operations formerly reported in the Mideast Group, along with operations in Iowa, Minnesota, eastern Nebraska, North Dakota, and Washington (which were formerly reported in the West Group). The Southeast Group remains unchanged. With the exception of operations now reported in the Mid-America Group, there were no other changes to the West Group.

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, Kentucky, Maryland, Minnesota, eastern Nebraska, North Dakota, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming
Primary Product Lines	Aggregates (stone, sand and gravel)	Aggregates (stone, sand and gravel)	Aggregates (stone, sand and gravel), asphalt, ready mixed concrete and road paving
Primary Types of Aggregates Locations	Quarries	Quarries and Distribution Yards	Quarries and Distribution Yards
Primary Modes of Transportation for Aggregates Product Line	Truck, Limited Rail and Water	Truck, Rail and Water	Truck and Rail

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

The Corporation also has a Specialty Products segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2013.

RESULTS OF OPERATIONS

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2013 and 2012 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

Gross Margin in Accordance with GAAP

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Gross profit	$12,587	$23,826

Total revenues	$385,000	$393,974

Gross margin	3.3%	6.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Gross profit	$12,587	$23,826

Total revenues	$385,000	$393,974
Less: Freight and delivery revenues	(39,850)	(43,442)

Net sales	$345,150	$350,532

Gross margin excluding freight and delivery revenues	3.6%	6.8%

Operating Margin in Accordance with GAAP

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Loss from operations	$(23,557)	$(35,327)

Total revenues	$385,000	$393,974

Operating margin	(6.1%)	(9.0%)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Loss from operations	$(23,557)	$(35,327)

Total revenues	$385,000	$393,974
Less: Freight and delivery revenues	(39,850)	(43,442)

Net sales	$345,150	$350,532

Operating margin excluding freight and delivery revenues	(6.8%)	(10.1%)

Quarter Ended March 31

Significant items for the quarter ended March 31, 2013 (unless noted, all comparisons are versus the prior-year first quarter):

—	Loss per diluted share of $0.61 compared with loss per diluted share of $0.81 (prior-year quarter includes $0.34 per diluted share charge for business development costs)
—	Consolidated net sales of $345.2 million, down 1.5%, compared with $350.5 million
—	Aggregates product line pricing up 5.7%; aggregates product line volume down 8.8%; production cost per ton up slightly
—	Consolidated gross profit of $12.6 million, a decline of $11.2 million primarily related to the decline in aggregates product line shipments
—	Specialty Products record net sales of $55.2 million and record first-quarter gross profit of $19.6 million
—	Consolidated selling, general and administrative expenses (“SG&A”) up 150 basis points as a percentage of net sales
—	Consolidated loss from operations of $23.6 million compared with loss of $35.3 million (prior-year quarter includes $25.9 million of business development costs)

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings from operations data for the Corporation and its reportable segments for the three months ended March 31, 2013 and 2012. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$106,233		$114,614
Southeast Group	51,323		55,158
West Group	132,425		129,044

Total Aggregates Business	289,981	100.0	298,816	100.0
Specialty Products	55,169	100.0	51,716	100.0

Total	$345,150	100.0	$350,532	100.0

Gross profit (loss):
Mid-America Group	$(93)	(0.1)	$6,967	6.1
Southeast Group	(4,905)	(9.6)	174	0.3
West Group	2	--	(546)	(0.4)

Total Aggregates Business	(4,996)	(1.7)	6,595	2.2
Specialty Products	19,582	35.5	19,390	37.5
Corporate	(1,999)	--	(2,159)	--

Total	$12,587	3.6	$23,826	6.8

Selling, general & administrative expenses:
Mid-America Group	$12,239		$13,212
Southeast Group	4,480		4,891
West Group	11,742		11,220

Total Aggregates Business	28,461	9.8	29,323	9.8
Specialty Products	2,490	4.5	2,528	4.9
Corporate	6,698	--	1,178	--

Total	$37,649	10.9	$33,029	9.4

Earnings (Loss) from operations:
Mid-America Group	$(11,028)		$(5,224)
Southeast Group	(8,386)		(5,905)
West Group	(11,298)		(12,327)

Total Aggregates Business	(30,712)	(10.6)	(23,456)	(7.8)
Specialty Products	17,078	31.0	18,221	35.2
Corporate	(9,923)	--	(30,092)	--

Total	$(23,557)	(6.8)	$(35,327)	(10.1)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

Net sales by product line are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$247,791	$257,346
Asphalt	9,633	12,539
Ready Mixed Concrete	27,368	20,255
Road Paving	5,189	8,676

Total Aggregates Business	289,981	298,816

Magnesia-Based Chemicals	35,859	36,398
Dolomitic Lime	19,126	14,973
Other	184	345

Total Specialty Products	55,169	51,716

Total	$345,150	$350,532

[1]	Net sales by product line reflect the elimination of inter-product line sales.

Due to a more normal winter weather pattern, and in fact, more severe and extended in some parts of the country, aggregates shipments declined 8.8% compared with the prior-year quarter. The prior year benefitted from an unseasonably warm winter, accelerating the start of construction projects in many of the Corporation’s markets into the first quarter. The decline in aggregates volumes directly correlated to the Corporation’s gross profit reduction. Notably, however, the Aggregates business continues to experience pricing growth in each reportable segment and in each product line. This trend bodes well for the future performance of this business as shipments pick up during the remainder of the year. The Specialty Products business benefitted from the new lime kiln completed in the fourth quarter of 2012 and established new records for net sales and gross profit.

From a macroeconomic view, the Corporation sees positive indicators, including upward trends in housing starts, construction employment, and highway obligations. All of these factors should result in increased construction activity during the remainder of the year.

Aggregates product line pricing improved 5.7%. Importantly, pricing growth was widespread as evidenced by increases in nearly all of the geographic markets of the Aggregates business. The West Group achieved the strongest growth, an 8.7% increase, reflecting price increases implemented over the past year and the favorable impact of product and geographic mix. The Mid-America and Southeast Groups reported increases of 4.1% and 5.8%, respectively, in the average selling prices for the aggregates product line.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

The improving housing market, an important trend for the economy generally and the aggregates industry specifically, is leading the current economic recovery. Housing starts and completions for the trailing twelve months are up approximately 47% and 36%, respectively, over the comparable period for the prior year. For the quarter, the residential end-use market accounted for 14% of aggregates product line shipments, which is in line with the Corporation’s historical average. Despite the overall reduction in quarterly aggregates shipments, volumes to the residential market increased 1%.

The infrastructure market continues to represent the largest end use for the aggregates product line and comprised 42% of volumes for the quarter. Management is encouraged that highway obligations for fiscal 2013 through March were at the highest level since 2010 and up 28% over the prior-year period. This increase reflects funding stability provided by the Moving Ahead for Progress in the 21st Century Act, or MAP-21, as well as the Executive Branch’s action last summer which freed up $400 million of unspent earmarks from fiscal years 2003 through 2006. Additionally, February marked the first month in which highway contract awards increased over the prior-year month in almost two years. The Corporation continues to monitor new applications for funding under the Transportation Infrastructure Finance and Innovation Act, or TIFIA. While this program has the ability to leverage up to $50 billion in financing for transportation projects, administrative delays will likely push initial awards to later in 2013 than the U.S. Department of Transportation originally anticipated. Long term, the Corporation anticipates growth in the infrastructure market. While it is not possible to determine any potential impact from the Federal sequester that went into effect in March, it appears that transportation spending is mostly exempt from spending cuts. Still there may be a short-term setback in this end use.

The nonresidential market is the second largest end use and accounted for 33% of aggregates product line shipments for the quarter. While nonresidential volumes were down 8%, the Aggregates business continues to benefit from strong shipments to the energy sector. Finally, the ChemRock/Rail end use was down 12% primarily as a result of weather and a decline in coal traffic on the railroads in the western United States.

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended March 31, 2013
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mid-America Group	(10.9%)	4.1%
Southeast Group	(12.3%)	5.8%
West Group	(5.2%)	8.7%
Heritage Aggregates Operations(2)	(8.7%)	5.5%
Aggregates Product Line (3)	(8.8%)	5.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

	Three Months Ended March 31,
	2013	2012
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	8,642	9,700
Southeast Group	3,820	4,356
West Group	10,317	10,887

Heritage Aggregates Operations (2)	22,779	24,943
Acquisitions	--	--
Divestitures (4)	--	22

Aggregates Product Line (3)	22,779	24,965

	Three Months Ended March 31,
	2013	2012
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	22,121	24,219
Internal tons used in other product lines	658	746

Total aggregates tons	22,779	24,965

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)

Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

The per-ton average selling price for the aggregates product line was $10.97 and $10.38 for the three months ended March 31, 2013 and 2012, respectively.

The Corporation’s vertically-integrated operations include asphalt, ready mixed concrete and road paving businesses in Arkansas, Texas and Colorado. Net sales for vertically-integrated operations were $42.2 million and $41.5 million for the three months ended March 31, 2013 and 2012, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended March 31,
	2013		2012
Asphalt	$42.38/ton		$40.11/ton
Ready Mixed Concrete	$81.71/yd	[3]	$75.07/yd	[3]

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Asphalt Product Line:
Tons to external customers	226	323
Internal tons used in road paving business	35	87

Total asphalt tons	261	410

Ready Mixed Concrete – cubic yards	329	267

Net sales for the road paving businesses were $5.2 million and $8.7 million during the three months ended March 31, 2013 and 2012, respectively.

The Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Aggregates production and shipment levels coincide with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, first-quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

The Specialty Products business continues to make significant contributions to the Corporation’s operating results. Specialty Products set a new record as net sales of $55.2 million increased $3.5 million, or 6.7%, over the prior-year quarter. Sales growth for the dolomitic lime product line reflects shipments from the new lime kiln which became operational in November 2012, partially offset by the loss of higher-margin sales from a customer that filed for bankruptcy. Increased sales, coupled with effective cost control, resulted in record first-quarter gross profit of $19.6 million. Earnings from operations were $17.0 million compared with $18.2 million. Earnings for the prior-year quarter included a $1.2 million favorable litigation settlement.

Consolidated gross margin (excluding freight and delivery revenues) was 3.6% for 2013 versus 6.8% for 2012. The reduction reflects lower aggregates product line shipments, which reduced the operating leverage of the Aggregates business. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2012	$23,826

Aggregates product line:
Pricing strength	12,943
Volume weakness	(22,498)
Cost decreases, net	202

Decrease in aggregates product line gross profit	(9,353)
Vertically-integrated operations	(2,238)
Specialty Products	192
Corporate	160

Decrease in consolidated gross profit	(11,239)

Consolidated gross profit, quarter ended March 31, 2013	$12,587

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

Gross profit (loss) by product line is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$2,061	$11,414
Asphalt	(2,455)	(735)
Ready Mixed Concrete	(315)	(1,229)
Road Paving	(4,287)	(2,855)

Total Aggregates Business	(4,996)	6,595

Magnesia-Based Chemicals	11,531	12,918
Dolomitic Lime	8,237	6,550
Other	(186)	(78)

Total Specialty Products	19,582	19,390
Corporate	(1,999)	(2,159)

Total	$12,587	$23,826

Consolidated SG&A expenses were 10.9% of net sales, up 150 basis points compared with the prior-year quarter. On an absolute basis, SG&A increased $4.6 million primarily due to incremental costs related to an information systems upgrade expected to be completed by the fall of 2013.

During the first quarter of 2012, the Corporation incurred $25.9 million of business development costs related to a proposed significant business combination that was not consummated.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations; and research and development costs. For the first quarter, consolidated other operating income and expenses, net, was income of $1.8 million in 2013 compared with an expense of $0.2 million in 2012, primarily as a result of higher gains on the sale of assets in 2013.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the quarter ended March 31 was an expense of $0.6 million in 2013 compared with income of $1.9 million in 2012, with the change resulting from a gain on a bond repurchased at a discount in 2012 and a gain on foreign currency transactions in 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2013 was $18.6 million compared with cash used for operating activities of $4.3 million for the same period in 2012. The improvement is attributable to a reduction in accounts receivable in 2013 and also the impact of business development expenses in 2012. Operating cash flow is primarily derived from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in Thousands)
Depreciation	$40,818	$42,319
Depletion	959	583
Amortization	1,266	1,496

	$43,043	$44,398

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full year 2012 net cash provided by operating activities was $222.7 million compared with net cash used by operating activities of $4.3 million for the first three months of 2012.

During the three months ended March 31, 2013, the Corporation invested $21.9 million of capital into its business. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155.0 million in 2013. Comparable full-year capital expenditures were $151.0 million in 2012.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the three months ended March 31, 2013 and 2012. Management currently has no intent to repurchase any shares of the Corporation’s common stock. At March 31, 2013, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

The Credit Agreement (which consists of a $250 million Term Loan Facility and a $350 million Revolving Facility) and the AR Credit Facility require the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under both the Revolving Facility and the AR Credit Facility, consolidated debt, including debt guaranteed by the Corporation, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

The Corporation amended the Credit Agreement Ratio in 2012. The amendment temporarily increases the maximum Ratio to 3.75x at March 31, 2013 and June 30, 2013. The Ratio returns to the pre-amendment maximum of 3.50x for the September 30, 2013 calculation date. Management anticipates the Ratio will stay below the pre-amendment maximum of 3.50x at June 30, 2013.

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

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

At March 31, 2013, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.22 times and was calculated as follows (dollars in thousands):

Twelve Month Period April 1, 2012 to March 31, 2013
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$93,314
Add back:
Interest expense	53,348
Income tax expense	18,308
Depreciation, depletion and amortization expense	171,499
Stock-based compensation expense	7,148
Deduct:
Interest income	(352)

Consolidated EBITDA, as defined	$343,265

Consolidated debt, including debt guaranteed by the Corporation, at March 31, 2013	$1,104,558
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at March 31, 2013	--

Consolidated net debt, as defined, at March 31, 2013	$1,104,558

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2013 for the trailing twelve months EBITDA	3.22X

In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and AR Credit Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, are expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At March 31, 2013, the Corporation had $237 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant. The Credit Agreement expires on March 31, 2015 and the AR Credit Facility terminated by its own terms on April 20, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

On April 19, 2013, the Corporation, through a wholly-owned special purpose subsidiary, established a $150 million trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). Borrowings under the Trade Receivable Facility are limited based on the balance of the Corporation’s accounts receivable and bear interest at a rate equal to the one-month LIBOR plus 0.6%. The Corporation has the option to increase the commitment amount by up to an additional $100 million in increments of no less than $25 million, subject to receipt of lender commitments for the increased amount. The Trade Receivable Facility matures on April 19, 2014.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and AR Credit Facility at March 31, 2013. The Corporation is currently rated by three credit rating agencies, and while two of those agencies’ credit ratings are investment-grade level, on July 12, 2012, the third agency reduced its rating to one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings. While management believes its composite credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at current levels, particularly if any opportunities arise to consummate strategic acquisitions.

TRENDS AND RISKS     The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

As previously noted, the Corporation expects there to be significantly stronger new construction activity across the country this year, and is well positioned to benefit. Management is encouraged by various positive trends in the Corporation’s business and markets, especially as MAP-21 and other programs are implemented. For the full year, management currently expects shipments to the infrastructure end-use market to increase in the mid-single digits, driven by the impact of MAP-21, TIFIA and state-sponsored programs. Management anticipates the nonresidential end-use market to increase in the high-single digits given that the Architecture Billings Index, or ABI, a leading economic indicator for nonresidential construction spending activity, is reflecting the strongest growth in billings at architecture firms since the end of 2007. Residential construction is experiencing a level of growth not seen since late 2005 with seasonally-adjusted starts ahead of any period since 2008. Management believes this trend in

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

housing starts will continue and the residential end-use market will experience double-digit volume growth. Finally, management expects the ChemRock/Rail end-use market to be flat compared with 2012. Cumulatively, management anticipates aggregates product line shipments will increase 4% to 6%. As a reminder, the Corporation experienced moderate weather in the first five months of 2012, which allowed an earlier-than-normal start to the construction season in many of its markets. The Corporation experienced a different quarterly pattern of aggregates shipments and earnings in 2012 and comparisons with prior-year periods may continue to be affected in subsequent quarters of 2013.

Management currently expects aggregates product line pricing will increase 2% to 4%. A variety of factors beyond the Corporation’s direct control may continue to exert pressure on volumes and forecasted pricing increase is not expected to be uniform across the company.

Management expects the Corporation’s vertically-integrated businesses to generate between $350 million and $375 million of net sales and $20 million to $22 million of gross profit.

Increased production should lead to a slight reduction in aggregates product line direct production costs per ton compared with 2012. SG&A expenses as a percentage of net sales are expected to decline slightly.

Net sales for the Specialty Products segment should be between $220 million and $230 million, generating $81 million to $85 million of gross profit. Steel utilization and natural gas prices are two key factors for this segment.

Interest expense is expected to remain relatively flat. The Corporation’s effective tax rate is expected to approximate 26%, excluding discrete events. Capital expenditures are forecast at $155 million.

The 2013 outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2013 performance will be the United States economy and its impact on construction activity. While both MAP-21 and TIFIA credit assistance are excluded from federal budget sequester and the U.S. debt ceiling limit, the ultimate resolution of these issues may have a significant impact on the economy and, consequently, construction activity. Management anticipates the sequester’s impact becoming more apparent during the spring and summer months. Other risks related to the Corporation’s future performance include, but are not limited to, both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases, particularly if sequestration of budget programs occurs; a decline in nonresidential construction, a decline in energy-related drilling activity resulting from certain regulatory or economic factors, a slowdown in the residential construction recovery, or some

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

combination thereof; and a continued reduction in ChemRock/Rail shipments resulting from declining coal traffic on the railroads. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. Currently, nearly all states have general fund budget issues driven by lower tax revenues. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina, a state that disproportionately affects the Corporation’s revenue and profitability, is among the states experiencing these fiscal pressures, although recent statistics indicate that transportation budgets and tax revenues are increasing. The Specialty Products business essentially runs at capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

The Corporation’s principal business serves customers in aggregates-related construction markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy and raw materials prices, both directly and indirectly. Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as, steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Specialty Products business is sensitive to changes in domestic steel capacity utilization and the absolute price and fluctuations in the cost of natural gas. However, due to recent technology developments allowing the harvesting of abundant natural gas supplies in the U.S., natural gas prices have stabilized.

Transportation in the Corporation’s long-haul network, particularly rail cars and locomotive power to move trains, affects its ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The availability of trucks and drivers to transport the Corporation’s product, particularly in markets experiencing increased demand due to energy sector activity, is also a risk. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather, and the operations in the Denver, Colorado, market increase the Corporation’s exposure to winter weather. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

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

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy and the resolution of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the discontinuance of the federal gasoline tax or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in Texas, one of the Corporation’s largest and most profitable states, and North Carolina, Iowa, Colorado and Georgia, which when coupled with Texas, represented 57% of 2012 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a decline in defense spending, and the subsequent impact on construction activity on or near military bases, particularly if sequestration of budget programs occurs; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires, conveyor belts, and with respect to the Specialty Products segment, natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability and cost of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2013

(Continued)

construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; reduction of the Corporation’s credit rating to noninvestment-grade resulting from strategic acquisitions; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes returns to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.

Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS     Shareholders may obtain, without charge, a copy of Martin Marietta Materials, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012, by writing to:

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

For the Quarter Ended March 31, 2013

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if economic uncertainty causes delays or cancellations to capital projects. Additionally, declining tax revenues and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the quarter ended March 31, 2013. The residential construction market accounted for approximately 8% of the Corporation’s heritage aggregates product line shipments in 2012.

Aside from these inherent risks from within its operations, the Corporation’s earnings are affected also by changes in short-term interest rates as a result of any temporary cash investments, including money market funds and Eurodollar time deposit accounts; any outstanding variable-rate borrowing facilities; and defined benefit pension plans. Additionally, the Corporation’s earnings are affected by energy costs. The Corporation has no material counterparty risk or foreign currency risk.

Variable-Rate Borrowing Facilities.    The Corporation has a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and an AR Credit Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $425.6 million, which was the collective outstanding balance at March 31, 2013, would increase interest expense by $4.3 million on an annual basis.

Pension Expense.    The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

Energy Costs.    Energy costs, including diesel fuel and natural gas, represent significant production costs for the Corporation. The Corporation’s Specialty Products business has fixed price agreements for the supply of coal and approximately 25% of its natural gas needs in 2013. A hypothetical 10% change in the Corporation’s energy prices in 2013 as compared with 2012, assuming constant volumes, would impact annual 2013 pretax earnings by approximately $18.8 million.

Aggregate Risk for Interest Rates and Energy Costs.    Pension expense for 2013 is calculated based on assumptions selected at December 31, 2012. Therefore, interest rate risk in 2013 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on $425.6 million of variable-rate borrowings outstanding at March 31, 2013 would increase interest expense on an annual basis by $4.3 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $18.8 million.

Item 4.  Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.  Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	--	$--	--	5,041,871
February 1, 2013 – February 28, 2013	--	$--	--	5,041,871
March 1, 2013 – March 31, 2013	--	$--	--	5,041,871

Total	--	$--	--	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

PART II-OTHER INFORMATION

(Continued)

Item 6.  Exhibits.

Exhibit No.	Document

31.01	Certification dated May 6, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 6, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 6, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 6, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 6, 2013	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated May 6, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 6, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 6, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 6, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase