Form 10-Q
period 2013-06-30
MARTIN MARIETTA MATERIALS INC
filed 2013-08-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes  ☐             No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2013
Common Stock, $0.01 par value	46,240,582

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$43,712	$25,394	$41,393
Accounts receivable, net	287,521	224,050	275,416
Inventories, net	348,873	332,311	331,984
Current deferred income tax benefits	79,104	77,716	75,000
Other current assets	47,275	40,930	36,538

Total Current Assets	806,485	700,401	760,331

Property, plant and equipment	3,843,806	3,812,587	3,739,475
Allowances for depreciation, depletion and amortization	(2,126,420)	(2,059,346)	(1,985,697)

Net property, plant and equipment	1,717,386	1,753,241	1,753,778

Goodwill	616,303	616,204	618,874
Other intangibles, net	48,668	50,433	52,213
Other noncurrent assets	42,277	40,647	41,337

Total Assets	$3,231,119	$3,160,926	$3,226,533

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$-	$-	$3,352
Accounts payable	99,960	83,537	113,308
Accrued salaries, benefits and payroll taxes	16,259	19,461	15,586
Pension and postretirement benefits	4,616	6,851	5,746
Accrued insurance and other taxes	30,679	28,682	29,616
Current maturities of long-term debt and short-term facilities	6,169	5,676	7,171
Accrued interest	7,709	7,490	7,516
Other current liabilities	27,141	21,638	16,771

Total Current Liabilities	192,533	173,335	199,066

Long-term debt	1,087,150	1,042,183	1,137,076
Pension, postretirement and postemployment benefits	184,849	183,122	153,240
Noncurrent deferred income taxes	235,505	225,592	229,972
Other noncurrent liabilities	90,415	86,395	90,375

Total Liabilities	1,790,452	1,710,627	1,809,729

Equity:
Common stock, par value $0.01 per share	461	459	457
Preferred stock, par value $0.01 per share	-	-	-
Additional paid-in capital	429,936	414,657	404,074
Accumulated other comprehensive loss	(106,257)	(106,169)	(80,640)
Retained earnings	1,077,998	1,101,598	1,054,048

Total Shareholders’ Equity	1,402,138	1,410,545	1,377,939
Noncontrolling interests	38,529	39,754	38,865

Total Equity	1,440,667	1,450,299	1,416,804

Total Liabilities and Equity	$3,231,119	$3,160,926	$3,226,533

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$508,688	$491,191	$853,837	$841,723
Freight and delivery revenues	53,994	54,497	93,844	97,938

Total revenues	562,682	545,688	947,681	939,661

Cost of sales	401,912	389,125	734,474	715,831
Freight and delivery costs	53,994	54,497	93,844	97,938

Total cost of revenues	455,906	443,622	828,318	813,769

Gross Profit	106,776	102,066	119,363	125,892
Selling, general & administrative expenses	37,843	35,275	75,492	68,303
Business development costs	275	9,240	582	35,140
Other operating (income) and expenses, net	(756)	(1,690)	(2,567)	(1,465)

Earnings from Operations	69,414	59,241	45,856	23,914

Interest expense	13,619	13,256	27,115	26,743
Other nonoperating (income) and expenses, net	(544)	(42)	78	(1,897)

Earnings (Loss) from continuing operations before taxes on income	56,339	46,027	18,663	(932)
Income tax expense (benefit)	15,026	8,553	6,579	(1,323)

Earnings from Continuing Operations	41,313	37,474	12,084	391
Gain (Loss) on discontinued operations, net of related tax expense (benefit) of $83, $30, $56 and ($70), respectively	254	334	154	(257)

Consolidated net earnings	41,567	37,808	12,238	134
Less: Net earnings (loss) attributable to noncontrolling interests	259	1,057	(1,230)	116

Net Earnings Attributable to Martin Marietta Materials, Inc.	$41,308	$36,751	$13,468	$18

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$41,054	$36,417	$13,314	$275
Earnings (Loss) from discontinued operations	254	334	154	(257)

	$41,308	$36,751	$13,468	$18

Consolidated Comprehensive Earnings (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$39,999	$38,102	$13,380	$3,268
Earnings (Loss) attributable to noncontrolling interests	262	1,060	(1,225)	122

	$40,261	$39,162	$12,155	$3,390

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$0.88	$0.79	$0.29	$0.01
Discontinued operations attributable to common shareholders	0.01	0.01	-	(0.01)

	$0.89	$0.80	$0.29	$-

Diluted from continuing operations attributable to common shareholders	$0.88	$0.79	$0.29	$0.01
Discontinued operations attributable to common shareholders	0.01	0.01	-	(0.01)

	$0.89	$0.80	$0.29	$-

Weighted-Average Common Shares Outstanding
Basic	46,129	45,781	46,079	45,757

Diluted	46,260	45,905	46,217	45,757

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$12,238	$134
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	85,992	88,735
Stock-based compensation expense	3,981	4,577
Gains on divestitures and sales of assets	(422)	(839)
Deferred income taxes	9,282	6,777
Excess tax benefits from stock-based compensation transactions	(2,253)	-
Other items, net	204	1,322
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(65,165)	(71,668)
Inventories, net	(15,838)	(9,378)
Accounts payable	16,423	21,045
Other assets and liabilities, net	4,030	(13,036)

Net Cash Provided by Operating Activities	48,472	27,669

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(50,002)	(66,251)
Acquisitions, net	(3,246)	(87)
Proceeds from divestitures and sales of assets	1,874	3,947

Net Cash Used for Investing Activities	(51,374)	(62,391)

Cash Flows from Financing Activities:
Borrowings of long-term debt	295,500	171,000
Repayments of long-term debt	(250,167)	(87,134)
Debt issuance costs	(510)	(300)
Change in bank overdraft	-	3,352
Dividends paid	(37,068)	(36,861)
Distributions to owners of noncontrolling interests	-	(800)
Issuances of common stock	11,212	836
Excess tax benefits from stock-based compensation transactions	2,253	-

Net Cash Provided by Financing Activities	21,220	50,093

Net Increase in Cash and Cash Equivalents	18,318	15,371
Cash and Cash Equivalents, beginning of period	25,394	26,022

Cash and Cash Equivalents, end of period	$43,712	$41,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,868	$26,537
Cash refunds for income taxes	$6,103	$4,309

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	46,002	$459	$414,657	$(106,169)	$1,101,598	$1,410,545	$39,754	$1,450,299
Consolidated net earnings	-	-	-	-	13,468	13,468	(1,230)	12,238
Other comprehensive (loss) earnings	-	-	-	(88)	-	(88)	5	(83)
Dividends declared	-	-	-	-	(37,068)	(37,068)	-	(37,068)
Issuances of common stock for stock award plans	230	2	11,298	-	-	11,300	-	11,300
Stock-based compensation expense	-	-	3,981	-	-	3,981	-	3,981

Balance at June 30, 2013	46,232	$461	$429,936	$(106,257)	$1,077,998	$1,402,138	$38,529	$1,440,667

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc., (the “Corporation”) is engaged principally in the construction aggregates business. The Corporation’s aggregates product line, which accounted for 71% of consolidated 2012 net sales, includes crushed stone, sand and gravel, and is used primarily for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. These aggregates products, along with the asphalt products, ready mixed concrete and road paving construction services of the Corporation’s vertically-integrated operations (which accounted for 18% of consolidated 2012 net sales), are sold and shipped from a network of 301 quarries, distribution facilities and plants to customers in 33 states, Canada, the Bahamas and the Caribbean Islands.

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

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2013 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Prior-year segment information for the Aggregates business presented in Note 9 has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive earnings attributable to Martin Marietta Materials, Inc. are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$41,308	$36,751	$13,468	$18
Other comprehensive (loss) earnings, net of tax	(1,309)	1,351	(88)	3,250

Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$39,999	$38,102	$13,380	$3,268

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$259	$1,057	$(1,230)	$116
Other comprehensive earnings, net of tax	3	3	5	6

Comprehensive earnings (loss) attributable to noncontrolling interests	$262	$1,060	$(1,225)	$122

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Three Months Ended June 30, 2013
Balance at beginning of period	$(106,296)	$5,323	$(3,975)	$(104,948)

Other comprehensive loss before reclassifications, net of tax	(2,278)	(1,169)	-	(3,447)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,971	-	167	2,138

Other comprehensive earnings, net of tax	(307)	(1,169)	167	(1,309)

Balance at end of period	$(106,603)	$4,154	$(3,808)	$(106,257)

	Three Months Ended June 30, 2012
Balance at beginning of period	$(82,656)	$5,275	$(4,610)	$(81,991)

Other comprehensive earnings before reclassifications, net of tax	(401)	(53)	-	(454)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,650	-	155	1,805

Other comprehensive earnings, net of tax	1,249	(53)	155	1,351

Balance at end of period	$(81,407)	$5,222	$(4,455)	$(80,640)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $1,490,000 and $260,000 for the three months ended June 30, 2013 and 2012, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Six Months Ended June 30, 2013
Balance at beginning of period	$(108,189)	$6,157	$(4,137)	$(106,169)

Other comprehensive loss before reclassifications, net of tax	(2,312)	(2,003)	-	(4,315)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3,898	-	329	4,227

Other comprehensive earnings, net of tax	1,586	(2,003)	329	(88)

Balance at end of period	$(106,603)	$4,154	$(3,808)	$(106,257)

	Six Months Ended June 30, 2012
Balance at beginning of period	$(84,204)	$5,076	$(4,762)	$(83,890)

Other comprehensive (loss) earnings before reclassifications, net of tax	(465)	146	-	(319)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3,262	-	307	3,569

Other comprehensive earnings, net of tax	2,797	146	307	3,250

Balance at end of period	$(81,407)	$5,222	$(4,455)	$(80,640)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $1,512,000 and $302,000 for the six months ended June 30, 2013 and 2012, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)

	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended June 30, 2013
Balance at beginning of period	$69,641	$2,600	$72,241
Tax effect of other comprehensive earnings	201	(108)	93

Balance at end of period	$69,842	$2,492	$72,334

	Three Months Ended June 30, 2012
Balance at beginning of period	$54,148	$3,017	$57,165
Tax effect of other comprehensive earnings	(820)	(102)	(922)

Balance at end of period	$53,328	$2,915	$56,243

	Six Months Ended June 30, 2013
Balance at beginning of period	$70,881	$2,707	$73,588
Tax effect of other comprehensive earnings	(1,039)	(215)	(1,254)

Balance at end of period	$69,842	$2,492	$72,334

	Six Months Ended June 30, 2012
Balance at beginning of period	$55,161	$3,116	$58,277
Tax effect of other comprehensive earnings	(1,833)	(201)	(2,034)

Balance at end of period	$53,328	$2,915	$56,243

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the consolidated financial statements
	2013	2012	2013	2012
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$--	$524	$--	$524
Amortization of:
Prior service credit	(695)	(736)	(1,403)	(1,388)
Actuarial loss	3,955	2,942	7,852	6,261

	3,260	2,730	6,449	5,397	Cost of sales; Selling, general & administrative expenses
Tax effect	(1,289)	(1,080)	(2,551)	(2,135)	Deferred income taxes

	$1,971	$1,650	$3,898	$3,262

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$275	$257	$544	$508	Interest expense
Tax effect	(108)	(102)	(215)	(201)	Deferred income taxes

	$167	$155	$329	$307

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings (Loss) per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued. For the six months ended June 30, 2012, all such awards were antidilutive given the net loss available to common shareholders attributable to Martin Marietta Materials Inc.

The following table reconciles the numerator and denominator for basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$41,054	$36,417	$13,314	$275
Less: Distributed and undistributed earnings attributable to unvested awards	197	232	182	242

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	40,857	36,185	13,132	33
Basic and diluted net earnings (loss) available to common shareholders from discontinued operations	254	334	154	(257)

Basic and diluted net earnings (loss) available to common shareholders attributable to Martin Marietta Materials, Inc.	$41,111	$36,519	$13,286	$(224)

Basic weighted-average common shares outstanding	46,129	45,781	46,079	45,757
Effect of dilutive employee and director awards	131	124	138	--

Diluted weighted-average common shares outstanding	46,260	45,905	46,217	45,757

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

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

All discontinued operations relate to the Aggregates business. Discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Pretax gain on operations	$337	$364	$210	$27
Pretax loss on disposals	--	--	--	(354)

Pretax gain (loss)	337	364	210	(327)
Income tax expense (benefit)	83	30	56	(70)

Net earnings (loss)	$254	$334	$154	$(257)

3.	Inventories, Net

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Finished products	$366,320	$355,881	$355,455
Products in process and raw materials	18,701	16,442	18,714
Supplies and expendable parts	59,437	56,805	55,201

	444,458	429,128	429,370
Less allowances	(95,585)	(96,817)	(97,386)

Total	$348,873	$332,311	$331,984

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$298,783	$298,677	$298,575
7% Debentures, due 2025	124,457	124,443	124,430
6.25% Senior Notes, due 2037	228,130	228,114	228,097
Term Loan Facility, due 2015, interest rate of 2.20% at June 30, 2013; 2.21% at December 31, 2012; and 1.87% at June 30, 2012	240,000	245,000	245,000
Revolving Facility, interest rate of 1.89% at June 30, 2013; 1.91% at December 31, 2012; and 1.62% at June 30, 2012	50,000	50,000	145,000
Trade Receivable Facility, interest rate of 0.79% at June 30, 2013	150,000	--	--
AR Credit Facility, interest rate of 1.00% at December 31, 2012 and June 30, 2012	--	100,000	100,000
Other notes	1,949	1,625	3,145

Total debt	1,093,319	1,047,859	1,144,247
Less current maturities	(6,169)	(5,676)	(7,171)

Long-term debt	$1,087,150	$1,042,183	$1,137,076

The Corporation’s $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”) expired by its own terms on April 20, 2013. On April 19, 2013, the Corporation, through a wholly-owned consolidated special purpose subsidiary, established a $150,000,000 trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). Borrowings under the Trade Receivable Facility bear interest at a rate equal to the one-month LIBOR plus 0.6% and are backed by trade receivables originated by the Corporation ($274,818,000 at June 30, 2013), which the Corporation then sells to the wholly-owned consolidated special purpose subsidiary. Availability under the Trade Receivable Facility is limited to the lesser of the facility limit or 82% of “eligible” receivables, as defined. The Corporation continues to be responsible for the servicing and administration of the receivables purchased. The Corporation has the option to request an increase in the commitment amount by up to an additional $100,000,000, in increments of no less than $25,000,000, subject to receipt of lender commitments for the increased amount. The Trade Receivable Facility matures on April 19, 2014. At June 30, 2013, outstanding borrowings under the Trade Receivable Facility were classified as long-term on the consolidated balance sheet as the Corporation has the ability and intent to refinance or renew amounts outstanding. The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation’s Credit Agreement, consisting of a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under the Revolving Facility, consolidated debt, including debt guaranteed by the Corporation, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

The Corporation amended the Credit Agreement Ratio in 2012. The amendment temporarily increased the maximum Ratio to 3.75x at June 30, 2013. The Ratio returns to the pre-amendment maximum of 3.50x for the September 30, 2013 calculation date. The Corporation was in compliance with this Ratio at June 30, 2013.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At June 30, 2013, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2013, the Corporation recognized $275,000 and $544,000, respectively, as additional interest expense. For the three and six months ended June 30, 2012, the Corporation recognized $257,000 and $508,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

5.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

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

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amounts due to the short-term nature of the payables.

The carrying values and fair values of the Corporation’s long-term debt were $1,093,319,000 and $1,141,592,000, respectively, at June 30, 2013; $1,047,859,000 and $1,105,650,000, respectively, at December 31, 2012; and $1,144,247,000 and $1,204,965,000, respectively, at June 30, 2012. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

6.	Income Taxes

	Six Months Ended June 30,
	2013	2012
Estimated effective income tax rate:
Continuing operations	35.3%	142.0%

Discontinued operations	26.7%	21.4%

Consolidated overall	35.2%	110.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

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

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Six Months Ended June 30, 2013
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$ 15,380
Gross increases – tax positions in prior years	4,508
Gross decreases – tax positions in prior years	(2,412)
Gross increases – tax positions in current year	777

Unrecognized tax benefits at end of period	$ 18,253

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may decrease up to $10,290,000 during the twelve months ending June 30, 2014 as a result of resolution through payments to taxing authorities and the expiration of the statute of limitations for the 2009 tax year. The majority of the decrease relates to the expected settlement of the Advance Pricing Agreement (“APA”) the Corporation has with Canada that increased the sales price charged for intercompany shipments from Canada to the United States during the years 2005 through 2011. Upon final settlement with the Canadian taxing authority, the Corporation will be allowed a corresponding refund of tax in the United States for the years 2005 through 2011 pursuant to an APA with the United States, the impact of which is not included in the table of unrecognized tax benefits at June 30, 2013.

At June 30, 2013, unrecognized tax benefits of $15,035,000 related to permanent income tax differences, net of federal tax expense, would have favorably affected the Corporation’s effective income tax rate if recognized. However, the unrecognized tax benefits, if recognized, would be offset by the corresponding $8,367,000 expense in the United States related to the APA settlement.

The consolidated overall estimated effective income tax rate for the six months ended June 30, 2012 included a refund of federal tax and interest of $1,626,000 related to the 2006 tax year. This discrete event drove an increase in the consolidated overall estimated effective income tax rate for the six months ended June 30, 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in Thousands)
Service cost	$4,060	$3,174	$56	$59
Interest cost	5,799	5,743	251	322
Expected return on assets	(6,717)	(5,802)	--	--
Amortization of:
Prior service cost (credit)	113	113	(808)	(849)
Actuarial loss (gain)	3,949	3,016	6	(74)
Settlement charge	--	524	--	--

Net periodic benefit cost (credit)	$7,204	$6,768	$(495)	$(542)

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in Thousands)
Service cost	$8,060	$6,740	$113	$114
Interest cost	11,512	12,193	506	617
Expected return on assets	(13,335)	(12,318)	--	--
Amortization of:
Prior service cost (credit)	224	240	(1,627)	(1,628)
Actuarial loss (gain)	7,840	6,403	12	(142)
Settlement charge	--	524	--	--

Net periodic benefit cost (credit)	$14,301	$13,782	$(996)	$(1,039)

8.	Commitments and Contingencies

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Commitments and Contingencies (continued)

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

Guarantee of Affiliate

The Corporation has a guaranty agreement with Bank of America, N.A., to guarantee a $6,200,000 amortizing loan due April 2015. The Corporation also had an unconditional guaranty of payment agreement with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an affiliate under a $24,000,000 revolving line of credit provided by Fifth Third. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from these agreements. The Corporation holds a subordinate lien on certain of the affiliate’s assets as collateral for potential payments under the agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$203,532	$201,785	$318,127	$326,716
Southeast Group	60,442	63,027	116,184	123,080
West Group	237,364	225,627	391,796	378,314

Total Aggregates Business	501,338	490,439	826,107	828,110
Specialty Products	61,344	55,249	121,574	111,551

Total	$562,682	$545,688	$947,681	$939,661

Net sales:
Mid-America Group	$186,405	$184,712	$292,637	$299,326
Southeast Group	55,261	58,848	106,584	114,006
West Group	210,390	197,169	342,815	326,213

Total Aggregates Business	452,056	440,729	742,036	739,545
Specialty Products	56,632	50,462	111,801	102,178

Total	$508,688	$491,191	$853,837	$841,723

Earnings (Loss) from operations:
Mid-America Group	$46,951	$43,827	$35,923	$38,603
Southeast Group	(5,176)	(5,623)	(13,563)	(11,528)
West Group	16,940	17,346	5,642	5,019

Total Aggregates Business	58,715	55,550	28,002	32,094
Specialty Products	18,726	17,451	35,804	35,672
Corporate	(8,027)	(13,760)	(17,950)	(43,852)

Total	$69,414	$59,241	$45,856	$23,914

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

Assets employed for the Mid-America and West Groups changed since prior year as a result of the Corporation’s reorganization of the operations of its Aggregates business (see Note 1).

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,079,198	$1,036,155	$1,070,907
Southeast Group	588,098	607,705	615,742
West Group	1,184,065	1,147,879	1,182,720

Total Aggregates Business	2,851,361	2,791,739	2,869,369
Specialty Products	153,542	157,673	142,597
Corporate	226,216	211,514	214,567

Total	$3,231,119	$3,160,926	$3,226,533

The Aggregates business includes the aggregates product line, along with the asphalt, ready mixed concrete and road paving product lines of its vertically-integrated operations. All vertically-integrated operations reside in the West Group. The following tables provide net sales and gross profit by product line for the Aggregates business and are reconciled to consolidated net sales and gross profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net sales:
Aggregates	$357,240	$356,820	$605,031	$614,165
Asphalt	18,811	20,235	28,444	32,774
Ready Mixed Concrete	36,662	29,246	64,030	49,501
Road Paving	39,343	34,428	44,531	43,105

Total Aggregates Business	452,056	440,729	742,036	739,545
Specialty Products	56,632	50,462	111,801	102,178

Total	$508,688	$491,191	$853,837	$841,723

Gross profit (loss):
Aggregates	$78,942	$76,928	$81,003	$88,343
Asphalt	4,903	3,441	2,448	2,706
Ready Mixed Concrete	1,649	679	1,334	(550)
Road Paving	(284)	787	(4,571)	(2,068)

Total Aggregates Business	85,210	81,835	80,214	88,431
Specialty Products	21,284	19,923	40,866	39,313
Corporate	282	308	(1,717)	(1,852)

Total	$106,776	$102,066	$119,363	$125,892

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Other current and noncurrent assets	$(4,463)	$(9,482)
Accrued salaries, benefits and payroll taxes	(5,366)	(2,962)
Accrued insurance and other taxes	1,996	3,208
Accrued income taxes	(430)	(5,675)
Accrued pension, postretirement and postemployment benefits	2,122	(252)
Other current and noncurrent liabilities	10,171	2,127

	$4,030	$(13,036)

The change in other current and noncurrent liabilities is driven by unrecognized tax benefits related to the estimated settlement of the APA described in Note 6.

11.	Subsequent Events

On July 1, 2013, the Corporation acquired three aggregates quarries in the greater Atlanta, Georgia area for $62,000,000. The operating results of the acquired locations will be reported through the Corporation’s Southeast Group in the financial statements starting from the date of acquisition. This transaction provides over 800 million tons of aggregates reserves and enhances the Corporation’s existing long-term position in this market.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc. (the “Corporation”), is the nation’s second largest producer of construction aggregates. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products, including asphalt, ready mixed concrete and road paving construction services, from a network of 301 quarries, distribution facilities and plants to customers in 33 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries.

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

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The Corporation also has a Specialty Products segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2013.

RESULTS OF OPERATIONS

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2013 and 2012 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

Gross Margin in Accordance with GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Gross profit	$106,776	$102,066	$119,363	$125,892

Total revenues	$562,682	$545,688	$947,681	$939,661

Gross margin	19.0%	18.7%	12.6%	13.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Gross profit	$106,776	$102,066	$119,363	$125,892

Total revenues	$562,682	$545,688	$947,681	$939,661
Less: Freight and delivery revenues	(53,994)	(54,497)	(93,844)	(97,938)

Net sales	$508,688	$491,191	$853,837	$841,723

Gross margin excluding freight and delivery revenues	21.0%	20.8%	14.0%	15.0%

Operating Margin in Accordance with GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Earnings from operations	$69,414	$59,241	$45,856	$23,914

Total revenues	$562,682	$545,688	$947,681	$939,661

Operating margin	12.3%	10.9%	4.8%	2.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Earnings from operations	$69,414	$59,241	$45,856	$23,914

Total revenues	$562,682	$545,688	$947,681	$939,661
Less: Freight and delivery revenues	(53,994)	(54,497)	(93,844)	(97,938)

Net sales	$508,688	$491,191	$853,837	$841,723

Operating margin excluding freight and delivery revenues	13.6%	12.1%	5.4%	2.8%

Quarter Ended June 30

Significant items for the quarter ended June 30, 2013 (unless noted, all comparisons are versus the prior-year quarter):

—	Earnings per diluted share of $0.89 compared with $0.80 (prior-year quarter includes $0.12 per diluted share charge for business development costs)
—	Consolidated net sales of $508.7 million, up 3.6%, compared with $491.2 million
—	Aggregates product line pricing up 1.7%; aggregates product line volume down 1.6%
—	Consolidated gross margin (excluding freight and delivery revenues) of $106.8 million, up $4.7 million
—	Record Specialty Products net sales of $56.6 million
—	Consolidated selling, general and administrative expenses (“SG&A”) up 20 basis points as a percentage of net sales
—	Consolidated earnings from operations of $69.4 million compared with $59.2 million (prior-year quarter includes $9.2 million of business development costs)

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings from operations data for the Corporation and its reportable segments for the three months ended June 30, 2013 and 2012. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$186,405		$184,712
Southeast Group	55,261		58,848
West Group	210,390		197,169

Total Aggregates Business	452,056	100.0	440,729	100.0
Specialty Products	56,632	100.0	50,462	100.0

Total	$508,688	100.0	$491,191	100.0

Gross profit (loss):
Mid-America Group	$59,607	32.0	$56,255	30.5
Southeast Group	(551)	(1.0)	(896)	(1.5)
West Group	26,154	12.4	26,476	13.4

Total Aggregates Business	85,210	18.8	81,835	18.6
Specialty Products	21,284	37.6	19,923	39.5
Corporate	282	--	308	--

Total	$106,776	21.0	$102,066	20.8

Selling, general & administrative expenses:
Mid-America Group	$12,705		$13,810
Southeast Group	4,491		4,520
West Group	11,186		10,988

Total Aggregates Business	28,382	6.3	29,318	6.7
Specialty Products	2,529	4.5	2,196	4.4
Corporate	6,932	--	3,761	--

Total	$37,843	7.4	$35,275	7.2

Earnings (Loss) from operations:
Mid-America Group	$46,951		$43,827
Southeast Group	(5,176)		(5,623)
West Group	16,940		17,346

Total Aggregates Business	58,715	13.0	55,550	12.6
Specialty Products	18,726	33.1	17,451	34.6
Corporate	(8,027)	--	(13,760)	--

Total	$69,414	13.6	$59,241	12.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The Corporation reported higher second-quarter net sales and gross margin (excluding freight and delivery revenues) compared with the prior-year quarter, which was particularly noteworthy in light of excessive rainfall in most of the Corporation’s key markets. Consolidated net sales increased 3.6%, driven by pricing growth in all Aggregates business product lines and a new quarterly net sales record achieved by the Specialty Products business. Net earnings increased 12.4% despite being constrained by the impact of wet weather, particularly in the midwestern and southeastern United States. For example, the state of Iowa had the wettest second quarter in over a century, and, many Georgia markets had rainfall during the quarter more than double the average levels, including Augusta which reported its wettest month in weather history in June. While difficult to isolate all of the quarter’s weather impact, the Corporation knows its effect was at least three-fold. First, with respect to potential lost sales, the Corporation estimates that precipitation reduced shipment volumes between 1.5 million and 1.7 million tons. Second, though more difficult to estimate than the sales component, throughput challenges created by wet weather significantly reduced operational productivity. Finally, lower production volumes led to an underabsorption of fixed costs. Despite these challenging conditions, the Corporation continues to see positive indicators of construction activity, including double-digit growth on a year-to-date basis in the private-sector construction market. Historically, increases in private construction have led to growth in public-sector construction. Management anticipates this trend continuing and the Corporation remains well-positioned to serve these opportunities.

During the quarter, pricing momentum in the aggregates product line continued with each of the Aggregates business’ reportable groups achieving increases. The West Group reported a 2.8% improvement, reflecting price increases implemented over the past year. The Mid-America and Southeast Groups reported average selling price increases of 1.9% and 0.4%, respectively, in the aggregates product line. Recently implemented mid-year pricing increases provide further support for continued pricing momentum. The Corporation’s vertically-integrated businesses also achieved pricing growth, with the ready mixed concrete and asphalt product lines reporting increases of 8.3% and 4.3%, respectively.

Through the first half of the year, growth in construction activity has been concentrated in the private sector which, on a year-to-date basis through May, reported a 12% increase in construction put-in-place. Consistent with this trend, the Corporation’s private-sector markets reported volume growth over the prior-year quarter. The nonresidential market, which represented approximately 30% of second-quarter aggregates shipments, increased 7%. This growth was attributable to commercial construction, namely office and retail, and was partially offset by a decline in shipments to the energy sector due to a modest slowdown in shale oil field activity. The residential construction market continues to recover; housing starts are up more than 10% over the prior year and housing completions are up over 20%. Shipments to the residential market increased 4% and accounted for 13% of second-quarter aggregates shipments, representing a more normalized and balanced percentage of overall product sales. Management expects further increases in residential volumes as the housing market continues to move toward a more sustainable equilibrium. Finally, the ChemRock/Rail end-use market, approximately 10% of second-quarter aggregates shipments, increased 2%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The infrastructure market comprised the remaining 47% of second-quarter aggregates shipments. Lower government spending and wet weather contributed to an 8% decline in quarterly volumes to this end-use market and a 1.6% overall shipment decline for the Aggregates business. However, given the ongoing recovery of the U.S. economy, reflected by employment growth, management remains optimistic for increased future public-sector construction activity. Similar to the pattern experienced in Texas over the last few years, growth in the residential sector within the Corporation’s geographic areas is expected to stimulate growth in the nonresidential and infrastructure markets to serve an expanding economy and increased population. The Corporation sees early signs of this cycle developing in both Colorado and Georgia.

Management is also encouraged by states’ recent initiatives to address long-neglected infrastructure needs. For example, the South Carolina Department of Transportation recently increased its budget by $500 million for repairs of existing roads and the Indiana Department of Transportation approved up to an additional $415 million annually for construction of new roads and expansion of major highways. Additionally, Texas is expected to initiate work on several large highway projects in the second half of the year in connection with its increased state Department of Transportation budget. Texas is also one of the most proactive states in applications for funding under the Transportation Infrastructure Finance and Innovation Act, or TIFIA, a program with the ability to leverage up to $50 billion in financing for transportation projects of either national or regional significance. A number of TIFIA awards are currently expected to be announced later this year. Consistent with management’s previous viewpoint, given the timing of the initial awards, any meaningful impact of TIFIA is not expected prior to 2014.

Net sales by product line for the Aggregates business are as follows:

	Three Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$357,240	$356,820
Asphalt	18,811	20,235
Ready Mixed Concrete	36,662	29,246
Road Paving	39,343	34,428

Total Aggregates Business	$452,056	$440,729

[1]Net	sales by product line reflect the elimination of inter-product line sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended June 30, 2013
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mid-America Group	(1.2%)	1.9%
Southeast Group	(6.7%)	0.4%
West Group	(0.5%)	2.8%
Heritage Aggregates Operations(2)	(1.6%)	1.8%
Aggregates Product Line (3)	(1.6%)	1.7%

	Three Months Ended June 30,
	2013	2012
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	16,573	16,774
Southeast Group	4,273	4,579
West Group	13,703	13,767

Heritage Aggregates Operations(2)	34,549	35,120
Acquisitions	24	--
Divestitures (4)	1	10

Aggregates Product Line (3)	34,574	35,130

	Three Months Ended June 30,
	2013	2012
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	33,286	33,906
Internal tons used in other product lines	1,288	1,224

Total aggregates tons	34,574	35,130

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
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

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The per-ton average selling price for the aggregates product line was $10.48 and $10.31 for the three months ended June 30, 2013 and 2012, respectively.

The Corporation’s vertically-integrated operations include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado and Texas. Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended June 30,
	2013	2012
Asphalt	$42.55/ton	$40.80/ton
Ready Mixed Concrete	$82.29/yd3	$76.01/yd3

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Asphalt Product Line:
Tons to external customers	382	468
Internal tons used in road paving business	461	399

Total asphalt tons	843	867

Ready Mixed Concrete – cubic yards	436	377

The Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Aggregates production and shipment levels correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the significant impact of weather on the Corporation’s operations, second-quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The Specialty Products business continued its strong performance and generated second-quarter net sales of $56.6 million, reflecting growth in both the dolomitic lime and chemicals product lines. Sales of dolomitic lime include the contribution from the Woodville kiln that became operational during the fourth quarter of 2012, partially offset by the impact of a 4% decrease in steel production compared with the prior-year quarter. Earnings from operations of $18.7 million were up 7% over the prior-year quarter, but were negatively affected by higher natural gas costs which reduced earnings from operations by $0.8 million.

Operations personnel continued their focus on cost control, as evidenced by a 20-basis-point expansion of consolidated gross margin (excluding freight and delivery revenues), despite weather constraints that resulted in shipment and production reductions. The Mid-America Group, led by the performance of the Mid-Atlantic Division, which includes Virginia, North Carolina, and South Carolina, achieved a 150-basis-point improvement in gross margin (excluding freight and delivery revenues). The Mid-Atlantic Division leveraged a 10% increase in aggregates product line shipments into an incremental gross margin (excluding freight and delivery revenues) exceeding the Corporation’s publicly-stated expectations.

Quarterly gross profit for the Southeast Group in 2013 was negatively impacted by $1.1 million in unplanned repairs for a shiploader/reclaimer.

The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2012	$102,066

Aggregates product line:
Pricing strength	6,305
Volume weakness	(5,885)
Cost decreases, net	1,594

Increase in aggregates product line gross profit	2,014
Vertically-integrated operations	1,361
Specialty Products	1,361
Corporate	(26)

Increase in consolidated gross profit	4,710

Consolidated gross profit, quarter ended June 30, 2013	$106,776

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$78,942	$76,928
Asphalt	4,903	3,441
Ready Mixed Concrete	1,649	679
Road Paving	(284)	787

Total Aggregates Business	85,210	81,835
Specialty Products	21,284	19,923
Corporate	282	308

Total	$106,776	$102,066

Consolidated SG&A expenses were 7.4% of net sales, up 20 basis points compared with the prior-year quarter. On an absolute basis, SG&A increased $2.6 million, largely related to incremental costs for an information systems upgrade expected to be completed by the fall of 2013.

During the second quarter of 2012, the Corporation incurred $9.2 million of business development costs related to a proposed significant business combination that was not consummated.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; gains and losses related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations; and research and development costs. For the second quarter, consolidated other operating income and expenses, net, was income of $0.8 million in 2013 compared with income of $1.7 million in 2012, primarily as a result of higher gains on the sale of assets in 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Six Months Ended June 30

Significant items for the six months ended June 30, 2013 (unless noted, all comparisons are versus the prior-year period):

—	Earnings per diluted share of $0.29 compared with breakeven earnings per diluted share (prior-year period includes $0.46 per diluted share charge for business development costs)
—	Consolidated net sales of $853.8 million, up 1.4%, compared with $841.7 million
—	Aggregates product line pricing up 3.3%; aggregates product line volume down 4.6%; production cost per ton up 2.9%
—	Specialty Products net sales of $111.8 million and earnings from operations of $35.8 million
—	Consolidated SG&A up 70 basis points as a percentage of net sales
—	Consolidated earnings from operations of $45.9 million compared with $23.9 million (prior-year period includes $35.1 million of business development costs)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings from operations data for the Corporation and its reportable segments for the six months ended June 30, 2013 and 2012. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Six Months Ended June 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$292,637		$299,326
Southeast Group	106,584		114,006
West Group	342,815		326,213

Total Aggregates Business	742,036	100.0	739,545	100.0
Specialty Products	111,801	100.0	102,178	100.0

Total	$853,837	100.0	$841,723	100.0

Gross profit (loss):
Mid-America Group	$59,514	20.3	$63,222	21.1
Southeast Group	(5,456)	(5.1)	(721)	(0.6)
West Group	26,156	7.6	25,930	7.9

Total Aggregates Business	80,214	10.8	88,431	12.0
Specialty Products	40,866	36.6	39,313	38.5
Corporate	(1,717)	--	(1,852)	--

Total	$119,363	14.0	$125,892	15.0

Selling, general & administrative expenses:
Mid-America Group	$24,944		$27,021
Southeast Group	8,970		9,411
West Group	22,928		22,207

Total Aggregates Business	56,842	7.7	58,639	7.9
Specialty Products	5,020	4.5	4,725	4.6
Corporate	13,630	--	4,939	--

Total	$75,492	8.8	$68,303	8.1

Earnings (Loss) from operations:
Mid-America Group	$35,923		$38,603
Southeast Group	(13,563)		(11,528)
West Group	5,642		5,019

Total Aggregates Business	28,002	3.8	32,094	4.3
Specialty Products	35,804	32.0	35,672	34.9
Corporate	(17,950)	--	(43,852)	--

Total	$45,856	5.4	$23,914	2.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

For the first six months of 2013, consolidated net sales increased 1.4%, driven by pricing and volume improvements for the ready mixed concrete product line and record net sales achieved by the Specialty Products business.

Pricing momentum in the aggregates product line continued with each of our reportable groups achieving pricing growth. The West Group reported a 5.3% improvement, primarily due to price increases implemented over the past year. The Mid-America and Southeast Groups reported average selling price increases of 2.5% and 3.0%, respectively, in the aggregates product line. The Corporation’s vertically-integrated businesses also achieved pricing growth, with the ready mixed concrete and asphalt product lines reporting increases of 8.5% and 4.8%, respectively.

Excessive rainfall and lower government spending contributed to a 4.6% decline in aggregates product line shipments during the six months ended June 30, 2013.

Net sales by product line for the Aggregates business are as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$605,031	$614,165
Asphalt	28,444	32,774
Ready Mixed Concrete	64,030	49,501
Road Paving	44,531	43,105

Total Aggregates Business	$742,036	$739,545

[1]	Net sales by product line reflect the elimination of inter-product line sales.

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Six Months Ended June 30, 2013
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mid-America Group	(4.8%)	2.5%
Southeast Group	(9.4%)	3.0%
West Group	(2.6%)	5.3%
Heritage Aggregates Operations(2)	(4.6%)	3.2%
Aggregates Product Line (3)	(4.6%)	3.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

	Six Months Ended June 30,
	2013	2012
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	25,215	26,474
Southeast Group	8,093	8,935
West Group	24,020	24,654

Heritage Aggregates Operations (2)	57,328	60,063
Acquisitions	24	--
Divestitures (4)	2	33

Aggregates Product Line (3)	57,354	60,096

	Six Months Ended June 30,
	2013	2012
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	55,407	58,125
Internal tons used in other product lines	1,947	1,971

Total aggregates tons	57,354	60,096

(1)	Volume/pricing variances reflect the percentage increase / (decrease) from the comparable period in the prior year.
(2)

Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.

(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

The per-ton average selling price for the aggregates product line was $10.67 and $10.34 for the six months ended June 30, 2013 and 2012, respectively.

Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Six Months Ended June 30,
	2013		2012
Asphalt	$42.51/ton		$40.58/ton
Ready Mixed Concrete	$82.04/yd	[3]	$75.62/yd	[3]

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Asphalt Product Line:
Tons to external customers	608	791
Internal tons used in road paving business	496	486

Total asphalt tons	1,104	1,277

Ready Mixed Concrete – cubic yards	765	644

For 2013, Specialty Products’ net sales of $111.8 million increased $9.6 million, or 9.4%, over the prior-year period. Sales growth for the dolomitic lime product line reflects shipments from the new lime kiln which became operational in November 2012, partially offset by the loss of higher-margin sales from a customer that filed for bankruptcy. Earnings from operations were $35.8 million compared with $35.7 million.

Consolidated gross margin (excluding freight and delivery revenues) was 14.0% for 2013 versus 15.0% for 2012. The reduction reflects lower aggregates product line shipments, which reduced the operating leverage of the Aggregates business. Furthermore, gross profit for the Southeast Group in 2013 was negatively impacted by $1.7 million in unplanned repairs for a shiploader/reclaimer.

The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2012	$125,892

Aggregates product line:
Pricing strength	19,149
Volume weakness	(28,283)
Cost decreases, net	1,794

Decrease in aggregates product line gross profit	(7,340)
Vertically-integrated operations	(877)
Specialty Products	1,553
Corporate	135

Decrease in consolidated gross profit	(6,529)

Consolidated gross profit, six months ended June 30, 2013	$119,363

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Gross profit (loss) by business is as follows:

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$81,003	$88,343
Asphalt	2,448	2,706
Ready Mixed Concrete	1,334	(550)
Road Paving	(4,571)	(2,068)

Total Aggregates Business	80,214	88,431
Specialty Products	40,866	39,313
Corporate	(1,717)	(1,852)

Total	$119,363	$125,892

Consolidated SG&A expenses were 8.8% of net sales, up 70 basis points compared with the prior-year period. On an absolute basis, SG&A increased $7.2 million, largely related to incremental costs for an information systems upgrade.

During the six months ended June 30, 2012, the Corporation incurred $35.1 million of business development costs related to a proposed significant business combination that was not consummated.

For the first six months, consolidated other operating income and expenses, net, was income of $2.6 million in 2013 compared with income of $1.5 million in 2012, due in part to higher gains on the sale of assets in 2013.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the six months ended June 30 was an expense of $0.1 million in 2013 compared with income of $1.9 million in 2012, with the change resulting from a gain on debt repurchased at a discount in 2012 and a gain on foreign currency transactions in 2012.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2013 was $48.5 million compared with $27.7 million for the same period in 2012. The improvement is attributable to the absence of significant business development costs incurred in 2012. Operating cash flow is primarily derived from consolidated net earnings or loss, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in Thousands)
Depreciation	$81,096	$84,056
Depletion	2,284	1,903
Amortization	2,612	2,776

	$85,992	$88,735

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2012 net cash provided by operating activities was $222.7 million compared with $27.7 million for the first six months of 2012.

During the six months ended June 30, 2013, the Corporation invested $50.0 million of capital into its business. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155.0 million in 2013. Comparable full-year capital expenditures were $151.0 million in 2012.

On April 19, 2013, the Corporation, through a wholly-owned consolidated special purpose subsidiary, established a $150 million trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). Borrowings under the Trade Receivable Facility are limited based on the balance of the Corporation’s accounts receivable and bear interest at a rate equal to the one-month LIBOR plus 0.6%. The Corporation has the option to request an increase in the commitment amount by up to an additional $100 million in increments of no less than $25 million, subject to receipt of lender commitments for the increased amount. The Trade Receivable Facility matures on April 19, 2014.

On July 1, 2013, the Corporation acquired three aggregates quarries in Atlanta, Georgia, for $62.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2013 and 2012. Management currently has no intent to repurchase any shares of the Corporation’s common stock. At June 30, 2013, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of a $250 million Term Loan Facility and a $350 million Revolving Facility) requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility, consolidated debt, including debt guaranteed by the Corporation, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

The Corporation amended the Credit Agreement Ratio in 2012. The amendment temporarily increased the maximum Ratio to 3.75x at June 30, 2013. The Ratio returns to the pre-amendment maximum of 3.50x for the September 30, 2013 calculation date.

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

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

At June 30, 2013, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.17 times and was calculated as follows:

Twelve Month Period July 1, 2012 to June 30, 2013
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$97,949
Add back:
Interest expense	53,711
Income tax expense	24,656
Depreciation, depletion and amortization expense	169,965
Stock-based compensation expense	7,185
Deduct:
Interest income	(294)

Consolidated EBITDA, as defined	$353,172

Consolidated debt, including debt guaranteed by the Corporation, at June 30, 2013	$1,117,807
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at June 30, 2013	--

Consolidated net debt, as defined, at June 30, 2013	$1,117,807

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2013 for the trailing twelve months EBITDA	3.17X

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At June 30, 2013, the Corporation had $297 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant. The Trade Receivable Facility expires on April 19, 2014 and the Credit Agreement expires on March 31, 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which includes borrowings under its Revolving Facility, Term Loan Facility and Trade Receivable Facility at June 30, 2013. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings. While management believes its composite credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at current levels, particularly if any opportunities arise to consummate strategic acquisitions.

TRENDS AND RISKS     The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

Management is encouraged by various positive trends in the Corporation’s business and markets – especially in private-sector employment and construction. Management anticipates volumes to the nonresidential end-use market to increase in the mid-single digits given that the Architecture Billings Index, or ABI, a leading economic indicator for nonresidential construction spending activity, remains at a strong level. Residential construction is experiencing a level of growth not seen since late 2005 with seasonally-adjusted starts ahead of any period since 2008. Management believes this trend in housing starts will continue and the residential end-use market will experience double-digit volume growth. By contrast, the weather-related slowdown in aggregates shipments experienced in the first half of the year, coupled with a delay in large infrastructure projects moving through the public letting cycle, leads management to expect aggregates shipments to the infrastructure end-use market to be down in the mid-single digits for the full year. The ChemRock/Rail end-use market is expected to be flat compared with 2012. Cumulatively, management anticipates aggregates product line shipments will increase 1% to 3%.

Management currently expects aggregates product line pricing will increase 2% to 4% for the full year. A variety of factors beyond the Corporation’s direct control may continue to exert pressure on volumes, and the forecasted pricing increase is not expected to be uniform across the company.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

Management expects the Corporation’s vertically-integrated businesses to generate between $350 million and $375 million of net sales and $20 million to $22 million of gross profit.

Aggregates product line direct production costs per ton should be flat compared with 2012. SG&A expenses, excluding costs in 2013 and 2012 related to the information systems upgrade, as a percentage of net sales are expected to decline slightly.

Net sales for the Specialty Products segment are expected to be between $220 million and $230 million, generating $81 million to $85 million of gross profit. Steel utilization and natural gas prices are two key factors for this segment.

Interest expense is expected to remain relatively flat. The Corporation’s effective tax rate is expected to approximate 26%, excluding discrete events. Capital expenditures are forecast at $155 million.

The 2013 outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to 2013 performance will be the United States economy and its impact on construction activity. While both the Moving Ahead for Progress in the 21st Century Act and TIFIA credit assistance are excluded from federal budget sequester and the U.S. debt ceiling limit, the ultimate resolution of these issues may have a significant impact on the economy and, consequently, construction activity. The Federal sequester that went into effect in March did not appear to have a significant impact on the broader economy in the first half of the year. While transportation investment is mostly exempt from spending cuts, the impact of sequester may become more apparent during the second half of the year. Other risks related to the Corporation’s future performance include, but are not limited to, both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction, a decline in energy-related drilling activity resulting from certain regulatory or economic factors, a slowdown in the residential construction recovery, or some combination thereof; and a reduction in ChemRock/Rail shipments resulting from declining coal traffic on the railroads. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina, a state that disproportionately affects the Corporation’s revenue and profitability, is among the states experiencing these fiscal pressures, although recent statistics indicate that transportation and tax revenues are increasing. The Specialty Products business essentially runs at capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

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

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the termination, capping and/or reduction of the federal and/or state gasoline taxes or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina and Texas, two of the Corporation’s largest and most profitable states, and Iowa, Colorado and Georgia, which when coupled with North Carolina and Texas, represented 57% of 2012 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a decline in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a continued slowdown in energy-related drilling activity; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires, conveyor belts, and with respect to the Specialty Products segment, natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability and cost of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2013

(Continued)

construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; reduction of the Corporation’s credit rating to noninvestment-grade resulting from strategic acquisitions; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes returns to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.

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

For the Quarter Ended June 30, 2013

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the six months ended June 30, 2013. The residential construction market accounted for approximately 14% of the Corporation’s heritage aggregates product line shipments for the six months ended June 30, 2013.

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

Variable-Rate Borrowing Facilities.    The Corporation has a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $440.0 million, which was the collective outstanding balance at June 30, 2013, would increase interest expense by $4.4 million on an annual basis.

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

For the Quarter Ended June 30, 2013

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

Aggregate Risk for Interest Rates and Energy Costs.    Pension expense for 2013 is calculated based on assumptions selected at December 31, 2012. Therefore, interest rate risk in 2013 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on $440.0 million of variable-rate borrowings outstanding at June 30, 2013 would increase interest expense on an annual basis by $4.4 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $18.8 million.

Item 4.  Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	--	$--	--	5,041,871
May 1, 2013 – May 31, 2013	--	$--	--	5,041,871
June 1, 2013 – June 30, 2013	--	$--	--	5,041,871

Total	--	$--	--	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

PART II-OTHER INFORMATION

(Continued)

Item 6.  Exhibits.

Exhibit No.	Document

31.01	Certification dated August 5, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 5, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 5, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 5, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 5, 2013	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated August 5, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 5, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 5, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 5, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase