Form 10-Q
period 2013-09-30
MARTIN MARIETTA MATERIALS INC
filed 2013-11-07
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes  ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2013
Common Stock, $0.01 par value	46,248,559

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$57,241	$25,394	$35,421
Accounts receivable, net	331,030	224,050	296,947
Inventories, net	350,438	332,311	335,092
Current deferred income taxes	77,005	77,716	79,758
Other current assets	29,955	40,930	37,889

Total Current Assets	845,669	700,401	785,107

Property, plant and equipment	3,942,138	3,812,587	3,775,320
Allowances for depreciation, depletion and amortization	(2,159,520)	(2,059,346)	(2,024,379)

Net property, plant and equipment	1,782,618	1,753,241	1,750,941

Goodwill	616,634	616,204	615,986
Other intangibles, net	49,035	50,433	51,330
Other noncurrent assets	43,149	40,647	39,840

Total Assets	$3,337,105	$3,160,926	$3,243,204

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$10,437	$-	$102
Accounts payable	111,266	83,537	99,628
Accrued salaries, benefits and payroll taxes	20,655	19,461	17,436
Pension and postretirement benefits	1,992	6,851	6,442
Accrued insurance and other taxes	34,444	28,682	34,175
Income taxes	1,720	287	13,291
Current maturities of long-term debt and short-term facilities	6,169	5,676	6,671
Accrued interest	18,158	7,490	18,209
Other current liabilities	21,591	21,351	21,155

Total Current Liabilities	226,432	173,335	217,109

Long-term debt	1,107,192	1,042,183	1,092,117
Pension, postretirement and postemployment benefits	171,695	183,122	135,761
Noncurrent deferred income taxes	243,858	225,592	243,759
Other noncurrent liabilities	89,045	86,395	84,437

Total Liabilities	1,838,222	1,710,627	1,773,183

Equity:
Common stock, par value $0.01 per share	461	459	458
Preferred stock, par value $0.01 per share	-	-	-
Additional paid-in capital	431,122	414,657	408,898
Accumulated other comprehensive loss	(102,710)	(106,169)	(77,480)
Retained earnings	1,131,276	1,101,598	1,098,529

Total Shareholders’ Equity	1,460,149	1,410,545	1,430,405
Noncontrolling interests	38,734	39,754	39,616

Total Equity	1,498,883	1,450,299	1,470,021

Total Liabilities and Equity	$3,337,105	$3,160,926	$3,243,204

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$600,457	$537,507	$1,451,848	$1,376,944
Freight and delivery revenues	64,863	54,761	158,707	152,699

Total revenues	665,320	592,268	1,610,555	1,529,643

Cost of sales	457,349	413,485	1,188,923	1,126,532
Freight and delivery costs	64,863	54,761	158,707	152,699

Total cost of revenues	522,212	468,246	1,347,630	1,279,231

Gross Profit	143,108	124,022	262,925	250,412
Selling, general & administrative expenses	37,140	32,095	112,632	100,398
Business development costs	89	-	671	35,140
Other operating (income) and expenses, net	(2,964)	394	(5,535)	(1,070)

Earnings from Operations	108,843	91,533	155,157	115,944

Interest expense	13,518	13,224	40,633	39,967
Other nonoperating expenses and (income), net	101	620	179	(1,277)

Earnings from continuing operations before taxes on income	95,224	77,689	114,345	77,254
Income tax expense	22,915	13,701	29,615	12,484

Earnings from Continuing Operations	72,309	63,988	84,730	64,770
Loss on discontinued operations, net of related tax benefit of $185, $371, $250 and $547, respectively	(271)	(319)	(454)	(967)

Consolidated net earnings	72,038	63,669	84,276	63,803
Less: Net earnings (loss) attributable to noncontrolling interests	202	747	(1,028)	863

Net Earnings Attributable to Martin Marietta Materials, Inc.	$71,836	$62,922	$85,304	$62,940

Net Earnings Attributable to Martin Marietta Materials, Inc.
Earnings from continuing operations	$72,107	$63,241	$85,758	$63,907
Loss from discontinued operations	(271)	(319)	(454)	(967)

	$71,836	$62,922	$85,304	$62,940

Consolidated Comprehensive Earnings (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$75,384	$66,082	$88,763	$69,350
Earnings (Loss) attributable to noncontrolling interests	205	750	(1,020)	873

	$75,589	$66,832	$87,743	$70,223

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share
Basic from continuing operations attributable to common shareholders	$1.56	$1.37	$1.85	$1.39
Discontinued operations attributable to common shareholders	(0.01)	(0.01)	(0.01)	(0.02)

	$1.55	$1.36	$1.84	$1.37

Diluted from continuing operations attributable to common shareholders	$1.55	$1.37	$1.85	$1.38
Discontinued operations attributable to common shareholders	(0.01)	(0.01)	(0.01)	(0.02)

	$1.54	$1.36	$1.84	$1.36

Weighted-Average Common Shares Outstanding
Basic	46,244	45,860	46,134	45,792

Diluted	46,349	45,992	46,261	45,929

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.20

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$84,276	$63,803
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	130,097	132,985
Stock-based compensation expense	5,408	5,947
Gains on divestitures and sales of assets	(1,003)	(858)
Deferred income taxes	19,194	11,577
Excess tax benefits from stock-based compensation transactions	(1,990)	-
Other items, net	(739)	2,314
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(108,134)	(93,198)
Inventories, net	(14,771)	(12,486)
Accounts payable	27,729	7,077
Other assets and liabilities, net	25,578	4,883

Net Cash Provided by Operating Activities	165,645	122,044

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(102,342)	(105,941)
Acquisitions, net	(64,432)	(132)
Proceeds from divestitures and sales of assets	3,208	7,871
Loan to affiliate	(3,402)	-

Net Cash Used for Investing Activities	(166,968)	(98,202)

Cash Flows from Financing Activities:
Borrowings of long-term debt	355,500	181,000
Repayments of long-term debt	(290,192)	(142,651)
Debt issuance costs	(510)	(300)
Change in bank overdraft	10,437	102
Dividends paid	(55,626)	(55,302)
Distributions to owners of noncontrolling interests	-	(800)
Issuances of common stock	11,571	3,508
Excess tax benefits from stock-based compensation transactions	1,990	-

Net Cash Provided by (Used for) Financing Activities	33,170	(14,443)

Net Increase in Cash and Cash Equivalents	31,847	9,399
Cash and Cash Equivalents, beginning of period	25,394	26,022

Cash and Cash Equivalents, end of period	$57,241	$35,421

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$28,621	$29,255
Cash refunds for income taxes	$1,432	$3,170

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	46,002	$459	$414,657	$(106,169)	$1,101,598	$1,410,545	$39,754	$1,450,299
Consolidated net earnings	-	-	-	-	85,304	85,304	(1,028)	84,276
Other comprehensive earnings	-	-	-	3,459	-	3,459	8	3,467
Dividends declared	-	-	-	-	(55,626)	(55,626)	-	(55,626)
Issuances of common stock for stock award plans	246	2	11,057	-	-	11,059	-	11,059
Stock-based compensation expense	-	-	5,408	-	-	5,408	-	5,408

Balance at September 30, 2013	46,248	$461	$431,122	$(102,710)	$1,131,276	$1,460,149	$38,734	$1,498,883

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc., (the “Corporation”) is engaged principally in the construction aggregates business. The Corporation’s aggregates product line, which accounted for 71% of consolidated 2012 net sales, includes crushed stone, sand and gravel, and is used primarily for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, environmental, utility and agricultural industries. These aggregates products, along with the asphalt products, ready mixed concrete and road paving construction services of the Corporation’s vertically-integrated operations (which accounted for 18% of consolidated 2012 net sales), are sold and shipped from a network of 303 quarries, distribution facilities and plants to customers in 33 states, Canada, the Bahamas and the Caribbean Islands. The aggregates and vertically-integrated operations are reported collectively as the Corporation’s “Aggregates business”.

Effective January 1, 2013, the Corporation reorganized the operations and management reporting structure of its Aggregates business, resulting in a change to its reportable segments. The Corporation currently conducts its Aggregates business through three reportable segments as follows:

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

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2013 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Prior-year segment information for the Aggregates business presented in Note 9 has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

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

Comprehensive earnings attributable to Martin Marietta Materials, Inc. are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$71,836	$62,922	$85,304	$62,940
Other comprehensive earnings, net of tax	3,548	3,160	3,459	6,410

Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$75,384	$66,082	$88,763	$69,350

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$202	$747	$(1,028)	$863
Other comprehensive earnings, net of tax	3	3	8	10

Comprehensive earnings (loss) attributable to noncontrolling interests	$205	$750	$(1,020)	$873

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Three Months Ended September 30, 2013
Balance at beginning of period	$(106,603)	$4,153	$(3,808)	$(106,258)

Other comprehensive earnings before reclassifications, net of tax	--	993	--	993
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,387	--	168	2,555

Other comprehensive earnings, net of tax	2,387	993	168	3,548

Balance at end of period	$(104,216)	$5,146	$(3,640)	$(102,710)

	Three Months Ended September 30, 2012
Balance at beginning of period	$(81,407)	$5,222	$(4,455)	$(80,640)

Other comprehensive earnings before reclassifications, net of tax	117	1,435	--	1,552
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,451	--	157	1,608

Other comprehensive earnings, net of tax	1,568	1,435	157	3,160

Balance at end of period	$(79,839)	$6,657	$(4,298)	$(77,480)

Other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $0 and $77,000 for the three months ended September 30, 2013 and 2012, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Nine Months Ended September 30, 2013
Balance at beginning of period	$(108,189)	$6,157	$(4,137)	$(106,169)

Other comprehensive loss before reclassifications, net of tax	(2,312)	(1,011)	--	(3,323)
Amounts reclassified from accumulated other comprehensive loss, net of tax	6,285	--	497	6,782

Other comprehensive earnings (loss), net of tax	3,973	(1,011)	497	3,459

Balance at end of period	$(104,216)	$5,146	$(3,640)	$(102,710)

	Nine Months Ended September 30, 2012
Balance at beginning of period	$(84,204)	$5,076	$(4,762)	$(83,890)

Other comprehensive (loss) earnings before reclassifications, net of tax	(349)	1,581	--	1,232
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,714	--	464	5,178

Other comprehensive earnings, net of tax	4,365	1,581	464	6,410

Balance at end of period	$(79,839)	$6,657	$(4,298)	$(77,480)

Other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $1,514,000 and $225,000 for the nine months ended September 30, 2013 and 2012, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)

	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended September 30, 2013
Balance at beginning of period	$69,842	$2,492	$72,334
Tax effect of other comprehensive earnings	(1,566)	(111)	(1,677)

Balance at end of period	$68,276	$2,381	$70,657

	Three Months Ended September 30, 2012
Balance at beginning of period	$53,328	$2,915	$56,243
Tax effect of other comprehensive earnings	(1,026)	(103)	(1,129)

Balance at end of period	$52,302	$2,812	$55,114

	Nine Months Ended September 30, 2013
Balance at beginning of period	$70,881	$2,707	$73,588
Tax effect of other comprehensive earnings	(2,605)	(326)	(2,931)

Balance at end of period	$68,276	$2,381	$70,657

	Nine Months Ended September 30, 2012
Balance at beginning of period	$55,161	$3,116	$58,277
Tax effect of other comprehensive earnings	(2,859)	(304)	(3,163)

Balance at end of period	$52,302	$2,812	$55,114

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the consolidated financial statements
	2013	2012	2013	2012
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$729	$255	$729	$779
Amortization of:
Prior service credit	(702)	(704)	(2,104)	(2,092)
Actuarial loss	3,926	2,849	11,779	9,111

	3,953	2,400	10,404	7,798	Cost of sales; Selling, general & administrative expenses
Tax effect	(1,566)	(949)	(4,119)	(3,084)	Deferred income taxes

	$2,387	$1,451	$6,285	$4,714

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$279	$260	$823	$768	Interest expense
Tax effect	(111)	(103)	(326)	(304)	Deferred income taxes

	$168	$157	$497	$464

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

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

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$72,107	$63,241	$85,758	$63,907
Less: Distributed and undistributed earnings attributable to unvested awards	265	336	374	386

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	71,842	62,905	85,384	63,521
Basic and diluted net loss available to common shareholders from discontinued operations	(271)	(319)	(454)	(967)

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$71,571	$62,586	$84,930	$62,554

Basic weighted-average common shares outstanding	46,244	45,860	46,134	45,792
Effect of dilutive employee and director awards	105	132	127	137

Diluted weighted-average common shares outstanding	46,349	45,992	46,261	45,929

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Discontinued Operations

Business Combinations

On July 1, 2013, the Corporation acquired three aggregates quarries in the greater Atlanta, Georgia area. This transaction provides over 800 million tons of aggregates reserves and enhances the Corporation’s existing long-term position in this market. The operating results of the acquired locations are reported through the Corporation’s Southeast Group in the financial statements starting from the date of acquisition and the measurement period remains open.

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

3.	Inventories, Net

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
Finished products	$366,558	$355,881	$356,849
Products in process and raw materials	19,924	16,442	18,918
Supplies and expendable parts	61,441	56,805	56,420

	447,923	429,128	432,187
Less allowances	(97,485)	(96,817)	(97,095)

Total	$350,438	$332,311	$335,092

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$298,837	$298,677	$298,626
7% Debentures, due 2025	124,464	124,443	124,437
6.25% Senior Notes, due 2037	228,139	228,114	228,105
Term Loan Facility, due 2015, interest rate of 2.18% at September 30, 2013; 2.21% at December 31, 2012; and 1.87% at September 30, 2012	240,000	245,000	245,000
Revolving Facility, interest rate of 1.88% at September 30, 2013; 1.91% at December 31, 2012; and 1.62% at September 30, 2012	70,000	50,000	100,000
Trade Receivable Facility, interest rate of 0.78% at September 30, 2013	150,000	--	--
AR Credit Facility, interest rate of 1.00% at December 31, 2012 and September 30, 2012	--	100,000	100,000
Other notes	1,921	1,625	2,620

Total debt	1,113,361	1,047,859	1,098,788
Less current maturities	(6,169)	(5,676)	(6,671)

Long-term debt	$1,107,192	$1,042,183	$1,092,117

The Corporation’s $100,000,000 secured accounts receivable credit facility (the “AR Credit Facility”) expired by its own terms on April 20, 2013.

On April 19, 2013, the Corporation, through a wholly-owned consolidated special purpose subsidiary, established a $150,000,000 trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). The Trade Receivable Facility is backed by trade receivables originated by the Corporation, which the Corporation then sells to the wholly-owned consolidated special purpose subsidiary - the balance of which was $314,998,000 at September 30, 2013. Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.6% and are limited to the lesser of the facility limit or of “eligible” receivables, as defined. The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned consolidated special purpose subsidiary. The Corporation has the option to request an increase in the commitment amount by up to an additional $100,000,000, in increments of no less than $25,000,000, subject to receipt of lender commitments for the increased amount. The Trade Receivable Facility matures on April 19, 2014. At September 30, 2013, outstanding borrowings under the Trade Receivable Facility were classified as long-term on the consolidated balance sheet as the Corporation has the intent and ability to refinance amounts outstanding. The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation’s Credit Agreement, consisting of a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 210 days so long as the Corporation maintains specified ratings on its long-term unsecured debt and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under the Revolving Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation. The Corporation was in compliance with this Ratio at September 30, 2013.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At September 30, 2013, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and nine months ended September 30, 2013, the Corporation recognized $279,000 and $823,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2012, the Corporation recognized $260,000 and $768,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,000,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits with the following financial institutions: Branch Banking and Trust Company, Comerica Bank, Fifth Third Bank, JPMorgan Chase Bank, N.A., Regions Bank, and Wells Fargo Bank, N.A. The Corporation’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

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

The bank overdraft represents amounts to be funded to financial institutions for checks that have cleared the bank. The estimated fair value of the bank overdraft approximates its carrying value.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amounts due to the short-term nature of the payables.

The carrying values and fair values of the Corporation’s long-term debt were $1,113,361,000 and $1,152,906,000, respectively, at September 30, 2013; $1,047,859,000 and $1,105,650,000, respectively, at December 31, 2012; and $1,098,788,000 and $1,156,820,000, respectively, at September 30, 2012. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

	Nine Months Ended September 30,
	2013	2012
Estimated effective income tax rate:
Continuing operations	25.9%	16.2%

Discontinued operations	35.5%	36.1%

Consolidated overall	25.8%	15.8%

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

On September 13, 2013, the U.S. Treasury Department and Internal Revenue Service issued final regulations addressing costs incurred in acquiring, producing or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Corporation intends to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The estimated tax impact of these accounting method changes reduces noncurrent deferred tax assets in the amount of $2,100,000, with a corresponding reduction in current taxes payable, and has been reflected in the consolidated balance sheet as of September 30, 2013. The tangible property regulations will require the Corporation to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Corporation’s consolidated financial position and/or results of operations.

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Nine Months Ended September 30, 2013
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$ 15,380
Gross increases – tax positions in prior years	4,520
Gross decreases – tax positions in prior years	(4,336)
Gross increases – tax positions in current year	1,176
Settlements with taxing authorities	(8,599)
Lapse of statute of limitations	(1,691)

Unrecognized tax benefits at end of period	$ 6,450

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes (continued)

In August 2013, the Corporation filed the required amended returns and paid the tax due to settle the Advance Pricing Agreement (“APA”) it has with Canada that increased the sales price charged for intercompany shipments from Canada to the United States during the years 2005 through 2011. The Corporation also filed amended returns in the United States for the years 2005 through 2011 to request the compensating refunds allowed pursuant to the corresponding APA with the United States.

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may decrease up to $1,828,000 during the twelve months ending September 30, 2014 as a result of the expiration of the statute of limitations for the 2010 tax year.

At September 30, 2013, unrecognized tax benefits of $5,736,000 related to permanent income tax differences, net of federal tax expense, would have favorably affected the Corporation’s effective income tax rate if recognized.

The consolidated overall estimated effective income tax rate for the nine months ended September 30, 2012 included the estimated effects of the APA and a refund of federal tax and interest of $1,626,000 related to the 2006 tax year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in Thousands)
Service cost	$4,030	$3,074	$57	$57
Interest cost	5,756	5,561	253	309
Expected return on assets	(6,668)	(5,617)	--	--
Amortization of:
Prior service cost (credit)	112	110	(814)	(814)
Actuarial loss (gain)	3,920	2,920	6	(71)
Settlement charge	729	255	--	--

Net periodic benefit cost (credit)	$7,879	$6,303	$(498)	$(519)

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in Thousands)
Service cost	$12,091	$9,813	$170	$171
Interest cost	17,268	17,754	760	926
Expected return on assets	(20,003)	(17,935)	--	--
Amortization of:
Prior service cost (credit)	337	350	(2,441)	(2,442)
Actuarial loss (gain)	11,760	9,323	19	(212)
Settlement charge	729	779	--	--

Net periodic benefit cost (credit)	$22,182	$20,084	$(1,492)	$(1,557)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Environmental and Governmental Regulations

The United States Environmental Protection Agency (“USEPA”) includes the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Corporation in 2010 and 2011 regarding the Corporation’s compliance with the CAA New Source Review (“NSR”) program at its Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Corporation has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Corporation believes it is in substantial compliance with the NSR program. Because the enforcement proceeding is in its initial stage, at this time the Corporation cannot reasonably estimate what likely penalties or upgrades to equipment might ultimately be required. The Corporation believes that any costs related to any upgrades to capital equipment will be spread over time and will not have a material adverse effect on the Corporation’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

Co-Borrower Agreement with an Unconsolidated Affiliate

The Corporation had an unconditional guaranty of payment agreement with Fifth Third Bank (“Fifth Third”) to guarantee the repayment of amounts borrowed by an unconsolidated affiliate under a $24,000,000 revolving line of credit provided by Fifth Third that was replaced in August 2013 by a new $24,000,000 revolving line of credit agreement in which the Corporation became a co-borrower with the affiliate. This new line of credit expires in August 2015. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from this agreement. The Corporation holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

Additionally, in September 2013, the Corporation loaned $3,402,000 to this affiliate to repay in full the outstanding balance of its loan with Bank of America, N.A. and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount through May 2016. The Corporation holds a lien on the affiliate’s property as collateral for payment under the loan and security agreement.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$237,696	$212,164	$555,823	$538,881
Southeast Group	69,491	61,369	185,676	184,448
West Group	297,517	264,662	686,867	640,689

Total Aggregates Business	604,704	538,195	1,428,366	1,364,018
Specialty Products	60,616	54,073	182,189	165,625

Total	$665,320	$592,268	$1,610,555	$1,529,643

Net sales:
Mid-America Group	$216,361	$194,128	$508,999	$493,453
Southeast Group	64,871	57,021	171,456	171,027
West Group	263,431	236,911	603,798	560,838

Total Aggregates Business	544,663	488,060	1,284,253	1,225,318
Specialty Products	55,794	49,447	167,595	151,626

Total	$600,457	$537,507	$1,451,848	$1,376,944

Earnings (Loss) from operations:
Mid-America Group	$66,419	$56,357	$102,342	$94,959
Southeast Group	(1,386)	(3,452)	(14,949)	(14,980)
West Group	32,302	23,666	38,402	29,183

Total Aggregates Business	97,335	76,571	125,795	109,162
Specialty Products	17,267	17,034	53,071	52,706
Corporate	(5,759)	(2,072)	(23,709)	(45,924)

Total	$108,843	$91,533	$155,157	$115,944

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

Assets employed for the Mid-America and West Groups have been recast since prior year as a result of the Corporation’s reorganization of the operations of its Aggregates business (see Note 1).

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,161,756	$1,036,155	$1,074,451
Southeast Group	628,673	607,705	614,214
West Group	1,172,289	1,147,879	1,188,373

Total Aggregates Business	2,962,718	2,791,739	2,877,038
Specialty Products	153,334	157,673	154,155
Corporate	221,053	211,514	212,011

Total	$3,337,105	$3,160,926	$3,243,204

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net sales:
Aggregates	$411,206	$371,398	$1,016,238	$985,563
Asphalt	23,787	28,881	52,231	61,655
Ready Mixed Concrete	41,765	31,531	103,347	78,746
Road Paving	67,905	56,250	112,437	99,354

Total Aggregates Business	544,663	488,060	1,284,253	1,225,318
Specialty Products	55,794	49,447	167,595	151,626

Total	$600,457	$537,507	$1,451,848	$1,376,944

Gross profit (loss):
Aggregates	$108,166	$94,541	$189,171	$182,883
Asphalt	7,322	6,359	9,770	9,065
Ready Mixed Concrete	3,124	472	4,911	421
Road Paving	4,286	2,276	(285)	208

Total Aggregates Business	122,898	103,648	203,567	192,577
Specialty Products	19,919	19,744	60,784	59,057
Corporate	291	630	(1,426)	(1,222)

Total	$143,108	$124,022	$262,925	$250,412

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Other current and noncurrent assets	$(42)	$(9,694)
Accrued salaries, benefits and payroll taxes	(1,307)	(1,270)
Accrued insurance and other taxes	5,761	7,767
Accrued income taxes	18,369	7,817
Accrued pension, postretirement and postemployment benefits	(10,431)	(14,693)
Other current and noncurrent liabilities	13,228	14,956

	$25,578	$4,883

The change in other current and noncurrent assets from 2012 to 2013 is driven by unrecognized tax benefits related to the settlement of the APA described in Note 6 and an increase in sales tax refunds in 2012.

The change in accrued income taxes is driven by an increase in the estimated current tax liability for 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc., (the “Corporation”) is the nation’s second largest producer of construction aggregates. The Corporation’s annual net sales and earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products, including asphalt, ready mixed concrete and road paving construction services, from a network of 303 quarries, distribution facilities and plants to customers in 33 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, environmental, utility and agricultural industries.

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

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, Kentucky, Maryland, Minnesota, eastern Nebraska, North Dakota, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming
Primary Product Lines	Aggregates (stone, sand and gravel)	Aggregates (stone, sand and gravel)	Aggregates (stone, sand and gravel), asphalt, ready mixed concrete and road paving
Primary Types of Aggregates Locations	Quarries and Distribution Yards	Quarries and Distribution Yards	Quarries and Distribution Yards
Primary Modes of Transportation for Aggregates Product Line	Truck, Rail and Water	Truck, Rail and Water	Truck and Rail

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The Corporation also has a Specialty Products segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013. There were no changes to the Corporation’s critical accounting policies during the nine months ended September 30, 2013.

RESULTS OF OPERATIONS

Except as indicated, the following comparative analysis in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2013 and 2012 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

Gross Margin in Accordance with GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Gross profit	$143,108	$124,022	$262,925	$250,412

Total revenues	$665,320	$592,268	$1,610,555	$1,529,643

Gross margin	21.5%	20.9%	16.3%	16.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Gross profit	$143,108	$124,022	$262,925	$250,412

Total revenues	$665,320	$592,268	$1,610,555	$1,529,643
Less: Freight and delivery revenues	(64,863)	(54,761)	(158,707)	(152,699)

Net sales	$600,457	$537,507	$1,451,848	$1,376,944

Gross margin excluding freight and delivery revenues	23.8%	23.1%	18.1%	18.2%

Operating Margin in Accordance with GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Earnings from operations	$108,843	$91,533	$155,157	$115,944

Total revenues	$665,320	$592,268	$1,610,555	$1,529,643

Operating margin	16.4%	15.5%	9.6%	7.6%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Earnings from operations	$108,843	$91,533	$155,157	$115,944

Total revenues	$665,320	$592,268	$1,610,555	$1,529,643
Less: Freight and delivery revenues	(64,863)	(54,761)	(158,707)	(152,699)

Net sales	$600,457	$537,507	$1,451,848	$1,376,944

Operating margin excluding freight and delivery revenues	18.1%	17.0%	10.7%	8.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Quarter Ended September 30

Significant items for the quarter ended September 30, 2013 (unless noted, all comparisons are versus the prior-year third quarter):

—	Earnings per diluted share of $1.54 compared with $1.36
—	Record consolidated net sales of $600.5 million, up 11.7%, compared with $537.5 million
—	Aggregates product line

— Volume up 8.1%

— Pricing up 2.3%

— Production cost per ton up 2.6%

—	Consolidated gross profit of $143.1 million

— Gross margin (excluding freight and delivery revenues) expansion of 70 basis points

—	Specialty Products record third-quarter

— Net sales of $55.8 million

— Earnings from operations of $17.3 million

—	Consolidated selling, general and administrative expenses (“SG&A”) of 6.2%, up 20 basis points as a percentage of net sales
—	Consolidated earnings from operations of $108.8 million compared with $91.5 million
—	Acquisition and successful integration of three aggregates quarries in the Atlanta, Georgia area

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2013 and 2012. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$216,361		$194,128
Southeast Group	64,871		57,021
West Group	263,431		236,911

Total Aggregates Business	544,663	100.0	488,060	100.0
Specialty Products	55,794	100.0	49,447	100.0

Total	$600,457	100.0	$537,507	100.0

Gross profit (loss):
Mid-America Group	$77,030	35.6	$68,460	35.3
Southeast Group	2,545	3.9	1,070	1.9
West Group	43,323	16.4	34,118	14.4

Total Aggregates Business	122,898	22.6	103,648	21.2
Specialty Products	19,919	35.7	19,744	39.9
Corporate	291	--	630	--

Total	$143,108	23.8	$124,022	23.1

Selling, general & administrative expenses:
Mid-America Group	$12,488		$12,906
Southeast Group	4,406		4,279
West Group	11,553		11,257

Total Aggregates Business	28,447	5.2	28,442	5.8
Specialty Products	2,582	4.6	2,175	4.4
Corporate	6,111	--	1,478	--

Total	$37,140	6.2	$32,095	6.0

Earnings (Loss) from operations:
Mid-America Group	$66,419		$56,357
Southeast Group	(1,386)		(3,452)
West Group	32,302		23,666

Total Aggregates Business	97,335	17.9	76,571	15.7
Specialty Products	17,267	30.9	17,034	34.4
Corporate	(5,759)	--	(2,072)	--

Total	$108,843	18.1	$91,533	17.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The Corporation reported double-digit increases in both revenues and earnings in the third quarter of 2013. The Corporation’s performance was driven largely by the ongoing recovery in private sector construction activity, as well as diligent cost management. The combination of a 12% increase in consolidated net sales over the prior-year quarter and ongoing focus on controlling costs resulted in a 13% increase in earnings per diluted share. These results reflect both new third-quarter records for net sales and earnings from operations in the Specialty Products business, as well as volume and pricing growth in the aggregates product line.

Each of the reportable segments in the Aggregates business posted aggregates product line volume growth, led by an 8.1% increase in the Mid-America Group. Consistent with trends noted earlier in the year, private-sector construction generated this growth. The nonresidential market, which comprised 30% of third-quarter aggregates shipments, increased 19% and growth was notable in both commercial construction and the energy sector. The residential market achieved volume growth of 15% and accounted for 13% of quarterly shipments. Housing permits and starts, key indicators for residential construction activity, continued to have strong year-over-year improvement, which should help sustain the recovery in this market. The ChemRock/Rail market, 11% of aggregates volumes, reported higher ballast shipments and increased 13% over the prior-year quarter.

Management is encouraged by significant improvements in the Aggregates business’ markets and believes, as do most third-party forecasters, that significant upside potential remains in both the residential and nonresidential construction segments. Additionally, the Corporation’s Aggregates business will benefit from the current boom in shale gas production as well as planned follow-on development. Management is confident that these trends bode especially well for the business.

Shipments to the infrastructure end-use market, which represented the remaining 46% of the aggregates product line business, were essentially flat with the prior-year quarter. Federal budget and deficit disputes and the uncertainty over future highway funding levels beyond the September 2014 expiration of the Moving Ahead for Progress in the 21st Century Act, or MAP-21, have contributed to the reluctance of many states and municipalities to commit to large scale projects. Additionally, while awards under the Transportation Infrastructure Finance and Innovation Act (TIFIA) component of MAP-21 have the ability to leverage up to $50 billion in financing for transportation projects of either national or regional significance, they continue to move at a slower pace versus earlier expectations with only two projects being awarded. While management still expects TIFIA to benefit several of the Aggregates business’ major markets - namely Texas, North Carolina and Florida - it does not expect any meaningful impact before the second half of 2014, and more notably in 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Despite federal-level funding delays and concerns, management is encouraged by states’ recognition of the importance of sustained infrastructure investment. The Aggregates business has seen year-over-year growth in highway contract awards and construction employment in several of its key states, including Texas, Georgia, Colorado and Virginia. In Georgia, three regions in the southern part of the state began collecting a special-purpose local option sales tax on January 1, 2013. These monies are earmarked for transportation improvements, and management expects the pace of projects funded by this tax to accelerate as it moves into 2014. Additionally, management anticipates a significant reconstruction effort in Colorado as a result of the recent flooding. The Aggregates business is well-positioned to work with the local Colorado communities to repair and/or replace hundreds of miles of washed-out roads and the significant number of destroyed homes, businesses and bridges.

Pricing momentum in the Aggregates business continued with each of its product lines reporting growth. Importantly, for the third quarter in a row, each reportable segment achieved pricing improvement in the aggregates product line, resulting in an overall increase of 2.3%. The Corporation’s vertically-integrated businesses also achieved pricing growth, with the ready mixed concrete and asphalt product lines reporting increases of 7.0% and 1.6%, respectively.

Net sales by product line for the Aggregates business are as follows:

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$411,206	$371,398
Asphalt	23,787	28,881
Ready Mixed Concrete	41,765	31,531
Road Paving	67,905	56,250

Total Aggregates Business	$544,663	$488,060

[1]Net	sales by product line reflect the elimination of inter-product line sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended September 30, 2013
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mid-America Group	8.1%	2.8%
Southeast Group	4.8%	1.3%
West Group	6.5%	1.7%
Heritage Aggregates Operations(2)	7.0%	2.2%
Aggregates Product Line (3)	8.1%	2.3%

	Three Months Ended September 30,
	2013	2012
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	19,172	17,742
Southeast Group	4,612	4,399
West Group	15,468	14,528

Heritage Aggregates Operations(2)	39,252	36,669
Acquisitions	379	--
Divestitures (4)	--	5

Aggregates Product Line (3)	39,631	36,674

	Three Months Ended September 30,
	2013	2012
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	38,109	35,254
Internal tons used in other product lines	1,522	1,420

Total aggregates tons	39,631	36,674

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The average per-ton selling price for the aggregates product line was $10.55 and $10.32 for the three months ended September 30, 2013 and 2012, respectively.

The Corporation’s vertically-integrated operations include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado and Texas. Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended September 30,
	2013	2012
Asphalt	$41.76/ton	$41.11/ton
Ready Mixed Concrete	$83.44/yd3	$77.99/yd3

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Asphalt Product Line:
Tons to external customers	464	538
Internal tons used in road paving business	761	717

Total asphalt tons	1,225	1,255

Ready Mixed Concrete – cubic yards	496	418

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

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The Specialty Products business continued its strong performance, setting third-quarter records for both net sales and earnings from operations. Net sales of $55.8 million increased 12.8%, from growth in the dolomitic lime product line, including the contribution from the Woodville kiln that became operational during the fourth quarter of 2012. While margins (excluding freight and delivery revenues) were negatively affected by higher coal costs and a planned kiln outage for maintenance, the business generated third-quarter record earnings from operations of $17.3 million.

The Corporation leveraged its sales growth into a 70-basis-point expansion of consolidated gross margin (excluding freight and delivery revenues). In fact, each of the Aggregates business’ three reportable segments achieved gross margin improvement, with the Southeast and West Groups each reporting a 200-basis-point expansion. Growth in the Mid-America Group was led by the Mid-Atlantic Division, which once again leveraged an increase in aggregates shipments into an incremental gross margin (excluding freight and delivery revenues) exceeding management’s publicly-stated expectations.

The following presents a reconciliation of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2012	$124,022

Aggregates product line:
Volume strength	26,645
Pricing strength	13,163
Cost increases, net	(26,183)

Increase in aggregates product line gross profit	13,625
Vertically-integrated operations	5,625
Specialty Products	175
Corporate	(339)

Increase in consolidated gross profit	19,086

Consolidated gross profit, quarter ended September 30, 2013	$143,108

Cost increases, net, for the aggregates product line reflect incremental production costs for the recently-acquired quarries in Georgia, higher repair costs, increased workers compensation costs for claims incurred during the quarter, costs related to the September flooding in Denver, Colorado, as well as increased production volume.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Gross profit by business is as follows:

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Gross profit:
Aggregates	$108,166	$94,541
Asphalt	7,322	6,359
Ready Mixed Concrete	3,124	472
Road Paving	4,286	2,276

Total Aggregates Business	122,898	103,648
Specialty Products	19,919	19,744
Corporate	291	630

Total	$143,108	$124,022

Consolidated SG&A expenses were 6.2% of net sales, up 20 basis points compared with the prior-year quarter. On an absolute basis, SG&A increased $5.0 million, resulting from higher pension expense, incentive compensation and costs for professional services. The Corporation’s information systems upgrade was successfully completed in October 2013.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations; and research and development costs. For the third quarter, consolidated other operating income and expenses, net, was income of $3.0 million in 2013 compared with expense of $0.4 million in 2012. Third quarter 2013 included higher gains on the sale of assets and bad debt recoveries compared with 2012 and a $1.8 million gain for the revision of cost estimates for asset retirement obligations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Nine Months Ended September 30

Significant items for the nine months ended September 30, 2013 (unless noted, all comparisons are versus the prior-year nine-month period):

—	Earnings per diluted share of $1.84 compared with $1.36 (prior-year period includes $0.46 per diluted share charge for business development costs)
—	Consolidated net sales of $1.452 billion, up 5.4%, compared with $1.377 million
—	Aggregates product line

— Pricing up 2.9%;

— Volume up 0.2%

— Production cost per ton up 2.6%

—	Specialty Products net sales of $167.6 million and earnings from operations of $53.1 million
—	Consolidated SG&A up 50 basis points as a percentage of net sales
—	Consolidated earnings from operations of $155.2 million compared with $115.9 million (prior-year period includes $35.1 million of business development costs)
—	Successful integration of three aggregates quarries acquired in the Atlanta, Georgia area

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2013 and 2012. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$508,999		$493,453
Southeast Group	171,456		171,027
West Group	603,798		560,838

Total Aggregates Business	1,284,253	100.0	1,225,318	100.0
Specialty Products	167,595	100.0	151,626	100.0

Total	$1,451,848	100.0	$1,376,944	100.0

Gross profit (loss):
Mid-America Group	$136,544	26.8	$131,682	26.7
Southeast Group	(2,911)	(1.7)	348	0.2
West Group	69,934	11.6	60,547	10.8

Total Aggregates Business	203,567	15.9	192,577	15.7
Specialty Products	60,784	36.3	59,057	38.9
Corporate	(1,426)	--	(1,222)	--

Total	$262,925	18.1	$250,412	18.2

Selling, general & administrative expenses:
Mid-America Group	$37,433		$39,927
Southeast Group	13,375		13,690
West Group	34,481		33,464

Total Aggregates Business	85,289	6.6	87,081	7.1
Specialty Products	7,602	4.5	6,900	4.6
Corporate	19,741	--	6,417	--

Total	$112,632	7.8	$100,398	7.3

Earnings (Loss) from operations:
Mid-America Group	$102,342		$94,959
Southeast Group	(14,949)		(14,980)
West Group	38,402		29,183

Total Aggregates Business	125,795	9.8	109,162	8.9
Specialty Products	53,071	31.7	52,706	34.8
Corporate	(23,709)	--	(45,924)	--

Total	$155,157	10.7	$115,944	8.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Consolidated net sales increased 5.4% over the comparable 2012 period, driven primarily by pricing improvements for all reportable groups and product lines of the Aggregates business, as well as record net sales achieved by the Specialty Products business.

Pricing momentum in the aggregates product line continued with each reportable group achieving pricing growth. The West Group reported a 3.9% improvement, primarily due to price increases implemented over the past year. The Mid-America and Southeast Groups reported average selling price increases of 2.6% and 2.4%, respectively, for the aggregates product line. The Corporation’s vertically-integrated businesses also achieved pricing growth, with the ready mixed concrete and asphalt product lines reporting increases of 7.9% and 3.1%, respectively.

The aggregates product line experienced year-to-date volume growth of 0.2% driven by positive trends in private-sector construction and related employment. Aggregates shipments to all of the Corporation’s end-use markets increased, with the exception of infrastructure. Infrastructure shipments declined 6.0% resulting from the effects of weather-delayed shipments in the first half of 2013 and lackluster public-sector demand.

Net sales by product line for the Aggregates business are as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$1,016,238	$985,563
Asphalt	52,231	61,655
Ready Mixed Concrete	103,347	78,746
Road Paving	112,437	99,354

Total Aggregates Business	$1,284,253	$1,225,318

[1]	Net sales by product line reflect the elimination of inter-product line sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Nine Months Ended September 30, 2013
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mid-America Group	0.4%	2.6%
Southeast Group	(4.7%)	2.4%
West Group	0.8%	3.9%
Heritage Aggregates Operations(2)	(0.2%)	2.8%
Aggregates Product Line (3)	0.2%	2.9%

	Nine Months Ended September 30,
	2013	2012
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	44,387	44,216
Southeast Group	12,705	13,334
West Group	39,489	39,183

Heritage Aggregates Operations(2)	96,581	96,733
Acquisitions	402	--
Divestitures (4)	3	36

Aggregates Product Line (3)	96,986	96,769

	Nine Months Ended September 30,
	2013	2012
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	93,516	93,380
Internal tons used in other product lines	3,470	3,389

Total aggregates tons	96,986	96,769

(1)	Volume/pricing variances reflect the percentage increase / (decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The per-ton average selling price for the aggregates product line was $10.62 and $10.33 for the nine months ended September 30, 2013 and 2012, respectively.

Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Nine Months Ended September 30,
	2013		2012
Asphalt	$42.11/ton		$40.84/ton
Ready Mixed Concrete	$82.59/yd	[3]	$76.55/yd	[3]

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Asphalt Product Line:
Tons to external customers	1,072	1,329
Internal tons used in road paving business	1,257	1,203

Total asphalt tons	2,329	2,532

Ready Mixed Concrete – cubic yards	1,261	1,062

For 2013, Specialty Products’ net sales of $167.6 million increased $16.0 million, or 10.5%, over the prior-year period. Sales growth reflects dolomitic lime shipments from the new lime kiln which became operational in November 2012, partially offset by the loss of higher-margin sales from a customer that filed for bankruptcy. While margins (excluding freight and delivery revenues) were negatively affected by higher coal costs and a planned kiln outage for maintenance, the business generated earnings from operations of $53.1 million in 2013. Earnings from operations of $52.7 million in 2012 included a $1.2 million favorable litigation settlement.

Consolidated gross margin (excluding freight and delivery revenues) was 18.1% for 2013 versus 18.2% for 2012 and was negatively impacted by higher repair costs, including $1.7 million in costs associated with unplanned repairs for a shiploader/reclaimer for the Southeast Group, incremental production costs for the recently-acquired quarries in Georgia, increased workers compensation costs for incurred claims and costs related to the September flooding in Denver, Colorado.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The following presents a reconciliation of consolidated gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2012	$250,412

Aggregates product line:
Pricing strength	28,370
Volume strength	2,305
Cost increases, net	(24,387)

Increase in aggregates product line gross profit	6,288
Vertically-integrated operations	4,702
Specialty Products	1,727
Corporate	(204)

Increase in consolidated gross profit	12,513

Consolidated gross profit, nine months ended September 30, 2013	$262,925

Gross profit (loss) by business is as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$189,171	$182,883
Asphalt	9,770	9,065
Ready Mixed Concrete	4,911	421
Road Paving	(285)	208

Total Aggregates Business	203,567	192,577
Specialty Products	60,784	59,057
Corporate	(1,426)	(1,222)

Total	$262,925	$250,412

Consolidated SG&A expenses were 7.8% of net sales, up 50 basis points compared with the prior-year period. On an absolute basis, SG&A increased $12.2 million, due to incremental costs for the Corporation’s information systems upgrade that was successfully completed in October 2013 and increased professional services.

During the nine months ended September 30, 2012, the Corporation incurred $35.1 million of business development costs related to a proposed significant business combination that was not consummated.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

For the first nine months, consolidated other operating income and expenses, net, was income of $5.5 million in 2013 compared with income of $1.1 million in 2012, due in part to higher bad debt recoveries in 2013 and a $1.8 million gain for the revision of cost estimates for asset retirement obligations in 2013.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the nine months ended September 30 was an expense of $0.2 million in 2013 compared with income of $1.3 million in 2012. Nonoperating income for 2012 included a gain on debt repurchased at a discount and a gain on foreign currency transactions (compared with a loss in 2013), which were partially offset by lower earnings on nonconsolidated equity investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2013 was $165.6 million compared with $122.0 million for the same period in 2012. The improvement is attributable to the absence of significant business development costs incurred in 2012 and a larger increase in payables. Operating cash flow is primarily derived from consolidated net earnings, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Depreciation	$122,129	$125,534
Depletion	3,920	3,446
Amortization	4,048	4,005

	$130,097	$132,985

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2012 net cash provided by operating activities was $222.7 million compared with $122.0 million for the first nine months of 2012.

During the nine months ended September 30, 2013, the Corporation invested $102.3 million of capital into its business. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155.0 million in 2013. Comparable full-year capital expenditures were $151.0 million in 2012.

During the third quarter of 2013, the Corporation acquired three aggregates quarries in Atlanta, Georgia.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

On April 19, 2013, the Corporation, through a wholly-owned consolidated special purpose subsidiary, established a $150 million trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). Borrowings under the Trade Receivable Facility are limited based on the balance of the Corporation’s accounts receivable and bear interest at a rate equal to the one-month LIBOR plus 0.6%. The Corporation has the option to request an increase in the commitment amount by up to an additional $100 million in increments of no less than $25 million, subject to receipt of lender commitments for the increased amount. The Corporation has the intent and ability to refinance amounts outstanding when the Trade Receivable Facility matures on April 19, 2014.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2013 and 2012. Management currently has no intent to repurchase any shares of the Corporation’s common stock. At September 30, 2013, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consisted of a $250 million Term Loan Facility and a $350 million Revolving Facility at September 30, 2013) requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 210 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility, consolidated debt, including debt for which the Corporation is a co-borrower, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

The Ratio is calculated as debt, including debt for which the Corporation is a co-borrower, divided by consolidated EBITDA, as defined, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring noncash items, if they occur, can affect the calculation of consolidated EBITDA.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

At September 30, 2013, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 3.06 times and was calculated as follows:

Twelve Month Period October 1, 2012 to September 30, 2013
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$106,761
Add back:
Interest expense	54,005
Income tax expense	33,949
Depreciation, depletion and amortization expense	169,579
Stock-based compensation expense	7,242
Deduct:
Interest income	(301)

Consolidated EBITDA, as defined	$371,235

Consolidated debt, including debt for which the Corporation is a co-borrower, at September 30, 2013	$1,135,327
Deduct:
Unrestricted cash and cash equivalents in excess of $50,000 at September 30, 2013	--

Consolidated net debt, as defined, at September 30, 2013	$1,135,327

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2013 for the trailing twelve months EBITDA	3.06X

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At September 30, 2013, the Corporation had $277 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility, Term Loan Facility and Trade Receivable Facility at September 30, 2013. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings. While management believes its composite credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at current levels, particularly if any opportunities arise to consummate strategic acquisitions.

TRENDS AND RISKS     The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

As noted above, management is encouraged by various positive trends in the Corporation’s business and markets – especially in private-sector employment and construction. Management anticipates volumes in the nonresidential end-use market to increase in the mid-single digits given that the Architecture Billings Index, or ABI, a leading economic indicator for nonresidential construction spending activity, remains at a strong level and has shown consistent growth over the last year. Residential construction is experiencing a level of growth not seen since late 2005 with seasonally-adjusted starts ahead of any period since 2008. Management believes this trend in housing starts will continue and the residential end-use market will experience high single-digit volume growth. By contrast, the weather-related slowdown in aggregates shipments experienced in the first half of the year, coupled with the hesitancy created by the uncertainty of future federal highway funding levels, leads management to expect aggregates shipments to the infrastructure end-use market to be down in the mid-single digits for the full year. The ChemRock/Rail end-use market is expected to be flat compared with 2012.

Cumulatively, dependent on fourth-quarter weather, management anticipates full-year aggregates product line shipments will be flat to slightly up as compared with 2012 levels. Management currently expects aggregates product line pricing to increase 2% to 4% for the full year. A variety of factors beyond the Corporation’s direct control may continue to exert pressure on volumes, and forecasted pricing increase will not be uniform across the company.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

Management expects the vertically-integrated businesses to generate between $335 million and $355 million of net sales and $18 million to $20 million of gross profit.

Aggregates product line direct production costs per ton should be up slightly compared with 2012. SG&A expenses, excluding costs in 2013 and 2012 related to the information systems upgrade, as a percentage of net sales are expected to remain relatively flat.

Net sales for the Specialty Products segment are expected to be between $220 million and $230 million, generating $81 million to $85 million of gross profit. Steel utilization and natural gas prices are two key factors for this segment.

Interest expense is expected to remain relatively flat compared with 2012. The Corporation’s effective tax rate is expected to approximate 26%, excluding discrete events. Capital expenditures are forecast at $155 million.

Management has started framing a preliminary 2014 outlook for the Aggregates business’ end-use markets and, while the current environment in Washington, DC reduces clarity, it has formed an initial view based on internal observations in conjunction with McGraw Hill Construction’s recent economic forecast. Management currently expects shipments to the infrastructure end-use market to increase slightly. Management anticipates the nonresidential end-use market to increase in the mid-to-high single digits, led by strength in the commercial component and energy sector. Management believes the recent positive trend in housing starts will continue and the residential end-use market will experience double-digit volume growth. Finally, management expects the ChemRock/Rail end-use market to be up low single digits compared with 2013.

The full-year 2013 and preliminary 2014 outlook include management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risk to the Corporation’s performance will be the United States economy and its impact on construction activity. While transportation investment is mostly exempt from spending cuts, the impact of sequester may may increase in future periods. While both MAP-21 and TIFIA credit assistance are excluded from the federal budget sequester and the U.S. debt ceiling limit, the ultimate resolution of these issues may have a significant impact on the economy and, consequently, construction activity. In addition, the recent government shutdown may further erode consumer confidence, which may negatively impact investment in construction projects. Other risks related to the Corporation’s future performance include, but are not limited to, both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction, a decline in

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

energy-related drilling activity resulting from certain regulatory or economic factors, a slowdown in the residential construction recovery, or some combination thereof; and a reduction in ChemRock/Rail shipments resulting from the uncertainty as to the timing and funding of the domestic farm bill and declining coal traffic on the railroads. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina, a state that disproportionately affects the Corporation’s revenue and profitability, is among the states experiencing these fiscal pressures, although recent statistics indicate that transportation and tax revenues are increasing. The Specialty Products business essentially runs at capacity; therefore any unplanned changes in costs or customers introduce volatility to the earnings of this segment.

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

Risks to the outlook include shipment declines as a result of economic events beyond the Corporation’s control. In addition to the impact on nonresidential and residential construction, the Corporation is exposed to risk in its estimated outlook from credit markets and the availability of and interest cost related to its debt.

The Corporation’s future performance is also exposed to risk from tax reform at the federal and state levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, including federal stimulus projects and most particularly in North Carolina and Texas, two of the Corporation’s largest and most profitable states, and Iowa, Colorado and Georgia, which when coupled with North Carolina and Texas, represented 57% of 2012 net sales of the Aggregates business; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a decline in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in energy-related drilling activity; a slowdown in residential construction recovery; a reduction in shipments due to decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires, conveyor belts, and with respect to the Specialty Products segment, natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2013

(Continued)

regulations as well as higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; reduction of the Corporation’s credit rating to noninvestment-grade resulting from strategic acquisitions; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes returns to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.

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

FORM 10-Q

For the Quarter Ended September 30, 2013

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the nine months ended September 30, 2013. The residential construction market accounted for 13% of the Corporation’s aggregates product line shipments for the nine months ended September 30, 2013.

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

Variable-Rate Borrowing Facilities.    At September 30, 2013, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $460.0 million, which was the collective outstanding balance at September 30, 2013, would increase interest expense by $4.6 million on an annual basis.

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

FORM 10-Q

For the Quarter Ended September 30, 2013

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

Aggregate Risk for Interest Rates and Energy Costs.    Pension expense for 2013 is calculated based on assumptions selected at December 31, 2012. Therefore, interest rate risk in 2013 is limited to the potential effect related to the Corporation’s borrowings under variable-rate facilities. The effect of a hypothetical increase in interest rates of 1% on $460.0 million of variable-rate borrowings outstanding at September 30, 2013 would increase interest expense on an annual basis by $4.6 million. Additionally, a 10% change in energy costs would impact annual pretax earnings by $18.8 million.

Item 4.  Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	--	$--	--	5,041,871
August 1, 2013 – August 31, 2013	--	$--	--	5,041,871
September 1, 2013 – September 30, 2013	--	$--	--	5,041,871

Total	--	$--	--	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

PART II-OTHER INFORMATION

(Continued)

Item 6.  Exhibits.

Exhibit No.	Document

31.01	Certification dated November 7, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 7, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 7, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 7, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 7, 2013	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 7, 2013 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 7, 2013 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 7, 2013 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 7, 2013 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase