Form 10-K
period 2013-12-31
MARTIN MARIETTA MATERIALS INC
filed 2014-02-24
CIK 916076

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐            No ☑

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,896,651,183 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock, $.01 par value per share	46,158,811 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2013 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2014 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company”) is the nation’s second largest producer of aggregates products (crushed stone, sand, and gravel) for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural, and chemical grade stone used in environmental applications. The Company’s Aggregates business also includes its vertically-integrated operations, i.e., asphalt products, ready mixed concrete, and road paving construction services. The Company also has a Specialty Products segment that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to customers in the steel industry. In 2013, the Company’s Aggregates business accounted for 88% of the Company’s consolidated net sales, and the Company’s Specialty Products segment accounted for 12% of the Company’s consolidated net sales. Within the Company’s Aggregates business, the aggregates products line accounted for 69% of consolidated 2013 net sales, while the vertically-integrated operations accounted for 19% of consolidated 2013 net sales.

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

Initially, the Company’s aggregates operations were predominantly in the Southeast, with additional operations in the Midwest. In 1995, the Company started its geographic expansion with the purchase of an aggregates business that included an extensive waterborne distribution system along the East and Gulf Coasts and the Mississippi River and provided the Company a shipping position from the Bahamas. Smaller acquisitions that year, including the acquisition of the Company’s granite operations on the Strait of Canso in Nova Scotia, complemented the Company’s new coastal distribution network.

Subsequent acquisitions in 1997 and 1998 expanded the Company’s Aggregates business in the Ohio River Valley and added a leading producer of aggregates products in Texas, which provided the Company with access to an extensive rail network in Texas. Additionally, in 1998, the Company made an initial investment in an aggregates business that would later serve as the Company’s platform for further expansion in the southwestern and western United States. In 2001, the Company completed the purchase of all of the remaining interests of this business. These acquisitions increased the Company’s ability to use rail as a mode of transportation.

These transactions positioned the Company for numerous additional expansion acquisitions, with the Company completing over 70 smaller acquisitions from the time of its initial public offering until the present, which allowed the Company to enhance and expand its presence in the aggregates marketplace.

Effective January 1, 2005, the Company formed a joint venture with Hunt Midwest Enterprises to operate substantially all of the aggregates facilities of both companies in Kansas City and surrounding areas. The parties contributed a total of 15 active quarry operations to the joint venture.

In 2008, the Company entered into a swap transaction with Vulcan Materials Company (“Vulcan”), pursuant to which it acquired six quarry locations in Georgia and Tennessee. The acquired locations significantly expanded the Company’s presence, particularly south and west of Atlanta, Georgia. The Company also acquired a land parcel previously leased from Vulcan at the Company’s Three Rivers Quarry near Paducah, Kentucky. In addition to a cash payment, as part of this swap, the Company divested to Vulcan its only California quarry located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan.

In 2009, the Company acquired three quarry locations plus the remaining 49% interest in an existing joint venture from CEMEX, Inc. The quarry operations are located in Nebraska, Wyoming, and Utah, while the 49% interest purchased related to a quarry in Wyoming where the Company was the operating manager. The acquired locations enhanced the Company’s existing long-haul distribution network and provided attractive product synergies.

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

In 2013, the Company acquired three aggregates quarries in the greater Atlanta, Georgia area. The transaction provided over 800 million tons of permitted aggregate reserves and enhanced the Company’s existing long-term position in this market.

Between 2001 and 2011, the Company disposed of or idled a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Specialty Products segment. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. The Company will continue to evaluate opportunities to divest underperforming assets during 2014 in an effort to redeploy capital for other opportunities.

Recent Developments

On January 27, 2014, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Texas Industries, Inc., a Delaware corporation (“TXI”), and Project Holdings, Inc., a North Carolina corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Subject to the terms and conditions set forth in the merger agreement, Merger Sub will merge with and into TXI with TXI surviving the merger as a wholly owned subsidiary of the Company (herein referred to as the “proposed business combination with TXI”). Pursuant to the merger agreement, promptly after the effective time of the merger, each outstanding share of TXI common stock will be exchanged for 0.70 of a share of the Company’s common stock. The proposed business combination with TXI was unanimously approved by the Boards of Directors of both the Company and TXI.

The closing of the proposed business combination with TXI is subject to customary closing conditions, including, among others, the adoption of the merger agreement by TXI’s stockholders, approval by the Company’s shareholders of the issuance of the Company’s common stock in connection with the merger and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the merger agreement contains certain termination rights for both the Company and TXI and further provides for the payment of certain termination fees under certain specified circumstances. The Company currently anticipates the closing of the proposed business combination with TXI to be in the second quarter of 2014. However, the Company cannot assure the closing of the proposed business combination with TXI will occur by any particular date, if at all.

Certain of the risks and uncertainties relating to the Company’s proposed business combination with TXI are summarized under Item IA, Risk Factors, of this Form 10-K. In addition, in connection with the proposed business combination with TXI, the Company and TXI intend to file relevant materials with the SEC, including a Registration Statement on Form S-4 that will include a joint proxy statement of the Company and TXI and that will also constitute a prospectus of the Company. For additional information regarding the proposed business combination with TXI and the risks and uncertainties associated with it, please see the joint proxy statement/prospectus that will be included in the Registration Statement on Form S-4 (as may be amended from time to time) and the other relevant material that will be filed with the SEC when they become available.

Business Segment Information

Effective January 1, 2013, the Company reorganized the operations and management reporting structure of its Aggregates business, resulting in a change to its reportable business segments. The Company now conducts its Aggregates business through three reportable segments: the Mid-America Group, Southeast Group, and West Group. The Company also has the Specialty Products segment, which includes its magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2013 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2013 consolidated financial statements (the “2013 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2013 Annual Report to Shareholders (the “2013 Annual Report”), which information is incorporated herein by reference.

Aggregates Business

The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, and other uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations in Arkansas, Colorado, Texas, and Wyoming.

The Company is the second largest producer of aggregates for the construction industry in the United States. In 2013, the Company’s Aggregates business shipped and delivered aggregates, asphalt products, and ready mixed concrete from a network of nearly 300 quarries, underground mines, distribution facilities, and plants to customers in 30 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $1.7 billion and $177.6 million, respectively.

The Aggregates business markets its products primarily to the construction industry, with approximately 45% of its aggregates shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.

The Company’s aggregates shipments volume has ranged from 125 million tons to 130 million tons over the last four years, reflecting a certain degree of volume stability, albeit at historically low levels, in a cyclical trough environment. During 2013, the Company’s overall aggregates shipments were relatively flat compared with 2012 levels. Prior to 2010, the economic recession resulted in unprecedented reductions in aggregates shipments, as evidenced by United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments have also suffered as states continue to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues. Most state budgets began to improve in 2013 as increased tax revenues helped states resolve budget deficits.

The federal highway bill provides annual funding for public-sector construction projects. The current federal highway bill, Moving Ahead for Progress in the 21st Century Act, or MAP-21, provides for infrastructure spending of approximately $40 billion per year, but the bill expires on September 30, 2014. Recently, the Senate Environment and Public Works Committee Chairman announced plans to advance a new, multi-year surface-transportation bill in April 2014. Furthermore, the Federal government shutdown in October 2013 and the general uncertainty over governmental spending policy have reduced confidence in long-term funding beyond this September 2014 expiration of MAP-21. As a result, some states and municipalities are reluctant to commit to large scale, multi-year infrastructure projects.

MAP-21 also significantly expanded funding under the Transportation Infrastructure Finance and Innovation Act, or TIFIA. TIFIA, a U.S. Department of Transportation alternative funding mechanism, provides federal credit assistance for nationally or regionally significant surface transportation projects. Under MAP-21, TIFIA funding increases to $1.0 billion in fiscal 2014. The Company believes that TIFIA could provide a substantial boost for state department of transportation construction programs well above what states have currently budgeted. Several of the Company’s key states have applied for TIFIA awards, including Texas, North Carolina, and Florida. On February 6, 2014, Texas received its first TIFIA award under MAP-21, the first award approved in the Company’s key geographic markets.

The Company’s Aggregates business covers a wide geographic area. The Company’s five largest revenue-generating states (Texas, North Carolina, Colorado, Iowa, and Georgia) account for 59% of total 2013 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates has led to improvements in profitability in the Company’s Aggregates business.

The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern and midwestern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Excessive rainfall, flooding, or severe drought can also jeopardize shipments, production, and profitability in all of the Company’s markets. For example, the September 2013 flooding in the Denver, Colorado area severely affected production and distribution in that market area. In the second quarter of 2013, Iowa had its wettest quarter in more than a century. Similarly, many of our markets in Georgia experienced rainfall during the second quarter of 2013 at levels twice the average levels. These record levels of rainfall restricted production and shipments in several of the Company’s midwestern and southeastern operations during the second quarter of 2013. Subject to these factors, the Company’s second and third quarters are typically the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September, and October, and have experienced weather-related losses from time to time.

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. As a general rule, truck shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. As described below, the Company’s distribution system mainly uses trucks, but also has access to a river barge and ocean vessel network where the per mile unit cost of transporting aggregates is much lower. In addition, acquisitions have enabled the Company to extend its customer base through increased access to rail transportation. Proximity of quarry facilities to customers or to long-haul transportation corridors is an important factor in competition for aggregates businesses.

A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2013, the originating mode of transportation for the Company’s aggregates shipments was 77% by truck, 18% by rail, and 5% by water. Although the Company divested its River District Operations in 2011 as part of the asset exchange with Lafarge, the development of deep-water and rail distribution yards continues to be a key component of the Company’s strategic growth plan. While the River District Operations were being serviced as part of the Company’s barge long-haul distribution network, those divested operations were not in high-growth states. The majority of rail and water movements occurs in the Southeast Group and the West Group, areas which generally lack a long-term indigenous supply of coarse aggregates but exhibit above-average growth characteristics driven by long-term population growth and density. The Company has an extensive network of aggregate quarries and distribution centers throughout the southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In 2013, 16.7 million tons of aggregates were sold from distribution yards. Results from these distribution operations lowered the gross margin (excluding freight and delivery revenues) of the Aggregates business by 240 basis points in 2013. The gross margin (excluding freight and delivery revenues) of the Aggregates business will continue to be reduced by the lower gross margins of the long-haul distribution network.

During the recent economic recession, the Company set a priority of preserving capital while maintaining safe, environmentally-sound operations. As the Company returns to a more normalized operating environment, management expects to focus part of its capital spending program on expanding key Southeast and Southwest operations. In addition to capital projects for the Aggregates business, in 2011, the Company initiated construction of a $53 million dolomitic lime kiln at its Specialty Products location in Woodville, Ohio. This project was completed in 2012, adding 275,000 additional tons of capacity per year.

In addition, the Company’s acquisitions and capital projects have expanded its ability to ship material by rail, as discussed in more detail below. The Company has added additional capacity in a number of locations that can now accommodate larger unit train movements. These expansion projects have enhanced the Company’s long-haul distribution network. The Company’s process improvement efforts have also improved operational effectiveness through plant automation, mobile fleet modernization, right-sizing, and other cost control improvements. Accordingly, the Company has enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as geographic areas that can be accessed economically by the Company’s expanded distribution system. This distribution network moves aggregates materials from domestic and offshore sources, via rail and water, to markets where aggregates supply is limited.

As the Company continues to move more aggregates by rail and water, internal freight costs are expected to reduce gross margins (excluding freight and delivery revenues). This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the

Southeast and West Groups, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, ship availability, and weather disruptions. The Company has entered into long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it must still pay the shipping company the contractually-stated minimum amount for that year. In 2013, the Company did not incur any such charges; however, a charge is possible in 2014 if shipment volumes do not meet the contractually-stated minimums.

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

From time to time, we have also experienced rail and trucking shortages due to competition from other products. For example, in Texas, competition with operations in the oil and gas fields for third-party trucking services constrains the availability of these services to us. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via deep-water ships should provide the Company with the flexibility to effectively serve customers in the southeastern and southwestern regions of the United States.

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation has slowed in the last several years as the number of suitable small to mid-sized acquisition targets in high-growth markets declines. During the recent period of fewer acquisition opportunities, the Company has focused on investing in internal expansion projects in high-growth markets. Management anticipates the number of acquisition opportunities will increase as the economy recovers from the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies rationalizing non-core assets and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates operations. These vertically-integrated operations accounted for 22% of net sales of the Aggregates business in 2013. These operations have lower gross margins (excluding freight and delivery revenues) than the Company’s aggregates product line due to highly competitive market dynamics and minimal barriers to entry, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results. During 2013, prices for liquid asphalt and cement were lower than 2012.

The Company continues to review carefully each of the acquired vertically-integrated operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company also reviews other independent vertically-integrated operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own vertically-integrated operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, in 2011 the Company completed the acquisitions described under General above, which included vertically-integrated operations, including asphalt, ready mixed concrete, and road paving businesses in the Denver, Colorado, and San Antonio, Texas markets. The proposed business combination with TXI described under “Recent Developments” above is expected to further expand the Company’s vertically-integrated operations, with the addition of TXI’s cement and ready mixed concrete operations, along with its aggregates operations.

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

Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $16.8 million, $20.5 million, and $19.5 million, during 2013, 2012, and 2011, respectively.

Specialty Products Business

The Company manufactures and markets, through its Specialty Products business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2013, 64% of Specialty Products’ net sales were attributable to chemical products, 35% to lime, and 1% to stone sold as construction materials. Specialty Products’ net sales increased to record levels in 2013 reflecting the Woodville, Ohio dolomitic lime kiln expansion, marketing initiatives in the chemicals business, and solid pricing gains in key product lines.

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

In 2013, 81% of the lime produced was sold to third-party customers, while the remaining 19% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 48% of the Specialty Products’ net sales in 2013, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Specialty Products business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel utilization; domestic capacity utilization averaged 77% in 2013. According to Moody’s Credit Outlook, steel production in 2014 is forecast to increase modestly over 2013 levels and average capacity utilization is expected to be between 75% and 80%.

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

Approximately 11% of the revenues of the Specialty Products business in 2013 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $25.7 million, $24.2 million, and $24.0 million, in 2013, 2012, and 2011, respectively. As a result of these foreign market sales, the financial results of the Specialty Products business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Specialty Products business principally uses the U.S. dollar as the functional currency in foreign transactions.

In 2012, the Company completed construction of a new dolomitic lime kiln for its Specialty Products business at Woodville, Ohio. The new dolomitic lime capacity is committed under a long-term contract and adds 275,000 tons of capacity and $22 million to $25 million of annual net sales to the Specialty Products segment at comparable current margins.

Patents and Trademarks

As of February 14, 2014, the Company owns, has the right to use, or has pending applications for approximately 37 patents pending or granted by the United States and various countries and approximately 77 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

There are over 5,600 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company’s vertically-integrated operations are also characterized by numerous operators. A national trade association estimates there are about 5,500 ready mixed concrete plants in the United States owned by over 2,200 companies, with about 55,000 mixer trucks delivering ready mixed concrete. Similarly, a national trade association estimates there are about 3,500 asphalt plants in the United States owned by over 800 companies. The Company, in its Aggregates business, including its vertically-integrated operations, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and rail have enhanced the Company’s ability to compete in the aggregates industry. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

The Company’s Specialty Products business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Specialty Products business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for 11% of revenues for the Specialty Products business in 2013, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Specialty Products business have greater financial resources than the Company.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $12.6 million in 2013 and approximately $11.0 million in 2012 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $2.4 million in 2013 and are expected to be approximately $2.0 million in 2014 and 2015. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2013 and 2012. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2013 Financial Statements and the 2013 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives – safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial

Statements” of the 2013 Financial Statements included under Item 8 of this Form 10-K and the 2013 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2013 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

In September 2005, the USEPA designated several entities as potentially responsible parties (“PRPs”) under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), at the Ward Transformer Superfund site located in Raleigh, North Carolina. In April 2009, two PRPs filed separate actions in the U.S. District Court for the Eastern District of North Carolina against more than 100 other entities, including the Company, seeking contribution from the defendants for expenses incurred by the plaintiffs related to work performed at a portion of the site. The USEPA has not designated the Company as a PRP. The ultimate outcome of these matters will depend upon further environmental assessment and the ultimate number of PRPs and defendants who are held liable for the costs and cannot be determined at this time. The Company believes that any liability will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Employees

As of January 31, 2014, the Company has 5,036 employees, of which 3,749 are hourly employees and 1,287 are salaried employees. Included among these employees are 737 hourly employees represented by labor unions (14.6% of the Company’s employees). Of such amount, 16.3% of the Company’s Aggregates business’s hourly employees are members of a labor union, while 100% of the Specialty Products segment’s hourly employees are represented by labor unions. The Company’s principal union contracts cover employees of the Specialty Products business at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville collective bargaining agreement expires in June 2014. The Manistee collective bargaining agreement expires in August 2015. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at either location.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2013 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2013 Financial Statements included under Item 8 of this Form 10-K and the 2013 Annual Report. The Company also encourages investors to review its disclosures with respect to its proposed business combination with TXI, including the risks and other factors that will be described in the joint proxy statement/prospectus included in the Registration Statement on Form S-4 (as may be amended from time to time) that the Company intends to file with the SEC when it becomes available.

Our aggregates business is cyclical and depends on activity within the construction industry.

The current market environment has hurt the economy, and we have considered the impact on our business. The overall United States economy moved at a tepid pace during 2013. Economic and political uncertainty impeded significant growth during the year. Demand for our products, particularly in the nonresidential and residential construction markets, could fall if companies and consumers are unable to get credit for construction projects or if the economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may continue to hurt the funding available for infrastructure spending. The lack of available credit has limited the ability of states to issue bonds to finance construction projects. Several of our top sales states have stopped or slowed bidding projects in their transportation departments.

We sell most of our aggregate products to the construction industry, so our results depend on the strength of the construction industry. Since our business depends on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions and the aggregates intensity of the underlying spending on aggregates. During the past few years, the overall economy has been hurt by mortgage security losses and the tightening credit markets. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our aggregate products. The recent economic recession is an example, and our business has been hurt. Construction spending can also be disrupted by terrorist activity and armed conflicts.

While our aggregates operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five sales-generating states of our Aggregates business (based on net sales by state of destination) of Texas, North Carolina, Colorado, Iowa, and Georgia, our profitability will decrease. We experienced this situation with the recent economic recession.

The historic economic recession resulted in large declines in shipments of aggregate products in our industry. For the last four years, our aggregates shipments ranged from 125 million tons to 130 million tons, reflecting a certain degree of volume stability. During 2013 our overall aggregates shipments were relatively flat compared with 2012 levels. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, during 2013 the uncertainty created by the Federal government shutdown and the lack of a successor federal highway bill negatively affected spending on public infrastructure projects. This uncertainty was accompanied by a reduction in many states’ investment in highway maintenance.

In July 2012, the President signed into law the successor federal highway bill known as MAP-21, which was designed to maintain highway spending at current annual levels of approximately $40 billion in funding for transportation infrastructure through fiscal 2014. MAP-21 also greatly expands TIFIA funding, a federal alternative funding mechanism for transportation projects, to $750 million in fiscal 2013 and $1 billion in fiscal 2014. While the enactment of MAP-21 resulted in an increase in infrastructure spending for a period of time, MAP-21 expires on September 30, 2014. We are not clear when or in what form there might be a successor bill to MAP-21. The recent Federal government shutdown and the general uncertainty about governmental spending in general have also reduced confidence in long-term funding for transportation beyond the September 2014 expiration of MAP-21. This uncertainty has caused some states and cities to cancel or defer large scale, long-term construction projects, which hurt infrastructure spending in 2013. Our aggregates shipments to the infrastructure construction market decreased 7% in 2013 compared with 2012 after being flat in 2012 compared with 2011. We believe that the demand and need for infrastructure projects will support consistent growth in this market once long-term federal funding is resolved beyond 2014. In 2013, 45% of our aggregates shipments were to the infrastructure construction market.

Within the construction industry, we also sell our aggregates products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall.

We experienced an 8% increase in aggregates shipments to the nonresidential construction market in 2013, with increased aggregates shipments in certain of our geographic markets to the commercial part of nonresidential construction, namely office and retail. During 2013, a strengthened residential market precipitated nonresidential construction activities to serve increased populations. Specifically, the commercial component of nonresidential construction generally follows the residential construction market with a 12-to-18 month lag. We expect continued stable aggregate shipments to the heavy industry component of nonresidential, predominantly the energy sector. Shale field activity remains strong, particularly at the Eagle Ford Shale field in south Texas and the Marcellus field in Pennsylvania. We should benefit from shale energy investments, particularly as additional shale-related development moves into downstream projects, such as public infrastructure and industrial building. In 2013, 31% of our aggregates shipments were to the nonresidential construction market. We expect the nonresidential construction market to increase notably in 2014.

Our aggregates shipments to the residential construction market increased 11% in 2013. Housing strength varies considerably in different areas of the country. We saw significant residential growth in our key geographic markets, including Colorado, Florida, Georgia, and North Carolina. The U.S. Census Bureau reported the total value of private residential construction put in place in 2013 increased 18%, helped by further gains in multi-family housing and a strengthening single-family market. Furthermore, housing permits and housing starts, key indicators for residential construction activity, continue to show year-over-year improvement, although starts are still below the 50-year historical annual average of 1.5 million starts. The U.S. Census Bureau estimated 923,000 housing units were started in 2013, up 18.3%, with the rate of housing starts significantly exceeding completions. The upward trend is expected to continue in 2014, with substantial expansion during the second half of the year. According to McGraw Hill Construction, for the first time since 2007, total housing starts are estimated to exceed 1 million units in 2014, bringing the level of construction closer to the demographic demand for single-family housing. In 2013, 14% of our aggregates shipments were to the residential construction market.

Shipments of chemical rock (comprised primarily of high-calcium carbonate material used for agricultural lime and flue gas desulfurization) and ballast product sales (collectively “ChemRock/Rail”) accounted for 10% of our aggregates shipments and decreased 1% in 2013. This reduction was principally due to a decrease in agricultural lime shipments in 2013 because of wet weather. Ballast shipments were flat in 2013 compared with 2012 levels.

Our aggregates business is dependent on funding from a combination of federal, state and local sources.

Our aggregates products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. In 2013, Congress provided virtually no increase in federal transportation investment for highway, transit, and runway construction, which negatively affected spending on public infrastructure projects. We cannot be assured of the existence, amount, and timing of appropriations for spending on future projects.

The federal highway bill provides annual highway funding for public-sector construction projects. The most recent federal highway bill passed in 2012, MAP-21, provides annual funding at current levels of approximately $40 billion through September 30, 2014, with modest increases to reflect projected inflation. MAP-21 also greatly expands TIFIA funding, a federal alternative funding mechanism for transportation projects, to $1 billion in fiscal 2014. MAP-21 is not subject to potential sequestration under current federal law. TIFIA is also not subject to federal debt ceiling limits. However, authorized transfers from the General Fund to the Highway Trust Fund are subject to potential sequestration. Given the record level of national debt and the resulting pressure on all government spending, we cannot be assured that Congress will not take action that might impact MAP-21 or TIFIA or that Congress will pass a successor federal highway bill or will extend the provisions of the current bill when it expires in 2014. Federal highway bills provide spending authorizations that represent maximum amounts. Each year, an appropriation act is passed establishing the amount that can actually be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund. Once the annual appropriation is passed, funds are distributed to each state based on formulas (apportionments) or other procedures (allocations). Apportioned and allocated funds generally must be spent on specific programs as outlined in the federal legislation. The Highway Trust Fund has experienced shortfalls in recent years, due to high gas prices, fewer miles driven and improved automobile fuel efficiency. These shortfalls created a significant decline in federal highway funding levels. In response to the projected shortfalls, money has been transferred from the General Fund into the Highway Trust Fund over the past several years. Based on current spending and revenue trends, the U.S. Department of Transportation projects that the highway account, one of the two components of the Highway Trust Fund, will be unable to meet its obligations in a timely manner before September 30, 2014, the same time MAP-21 expires. Therefore, timely Congressional action is needed to address the funding mechanism for the Highway Trust Fund and to enact a longer-term federal highway bill. We cannot be assured of the existence, timing or amount of federal highway funding levels in the future.

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina was among the states experiencing these pressures, and this state disproportionately affects our revenues and profits. Most state budgets, including North Carolina, began to improve in 2013 as increased tax revenues helped states resolve budget deficits. States have also taken on a larger role in funding sustained infrastructure investment. We anticipate further growth in state-level funding initiatives, such as bond issues, toll roads, and special purpose taxes, as states address infrastructure needs, particularly in periods of federal funding uncertainty. Nevertheless, it is a continuing risk to our business that sufficient funding from federal, state, and local sources will not be available to address infrastructure needs.

Our aggregates business is seasonal and subject to the weather.

Since the construction aggregates business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Aggregates business, including all of its vertically-integrated operations, vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.

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

We have provided under the initial heading “Recent Developments” under Item I of this Form 10-K a description of our proposed business combination with TXI. The merger agreement with TXI requires us to pay, subject to the terms and conditions of the merger agreement, the entire purchase price in the proposed business combination with TXI with shares of our common stock, which would dilute the ownership interests of our current shareholders. See “Risk Factors Relating to the Proposed Business Combination with TXI” For certain of the risks and uncertainties related to our proposed business combination with TXI.

Vertically-integrated businesses have lower profit margins and can be more volatile.

For 2013, our asphalt, ready mixed concrete, and road paving businesses accounted for about 22% of the net sales of our Aggregates business, up from 20% in 2012 and 8% in 2011. These businesses typically provide lower profit margins (excluding freight and delivery revenues) than our aggregates product line due to potentially volatile input costs, highly competitive market dynamics, and minimal barriers to entry. Therefore, as we expand these operations, our gross margins are likely to be adversely affected. The mix of vertically-integrated operations lowered the gross margins (excluding freight and delivery revenues) of our Aggregates business by 260 basis points in 2013. The gross margin (excluding freight and delivery revenues) of our Aggregates business will continue to be reduced by the lower gross margins for our vertically-integrated operations.

Short supplies and high costs of fuel, energy, and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. For example, in 2011, increases in energy costs when compared with 2010 lowered net earnings for our businesses by $0.27 per diluted share. We do not hedge our diesel fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, consumption, and the natural hedge created by the ability to increase aggregates prices. In 2012, while the average price we paid per gallon of diesel fuel was 5% higher compared to 2011, this was offset by a decline of 25% from 2011 on our average cost for natural gas. This trend reversed in 2013, when the average price we paid per gallon of diesel fuel was 4% lower compared to 2012, but the average cost of natural gas increased 18% from 2012. The Specialty Products business has fixed price agreements for the supply of a portion of its coal and natural gas needs in 2014.

Similarly our vertically-integrated operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mix concrete, respectively. These raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our vertically-integrated operations have been affected by the short supply or high costs of these raw materials. 2012 saw continued volatility in the costs for these raw materials. For 2013, however, we saw lower prices for these raw materials than 2012.

Road paving construction operations present additional risks to our business.

Our vertically-integrated operations also present challenges in the paving construction business where many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our road paving construction operations we also have fixed price and fixed unit price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time or our original bid. These same issues and risks can also impact some of our contacts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short duration projects.

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

Labor unions represent 16.3% of the hourly employees of our aggregates business and 100% of the hourly employees of our specialty products business. Our collective bargaining agreements for employees of our magnesia specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio lime plant expire in August 2015 and June 2014, respectively.

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

We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2014 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. We urge you to read about our accounting policies in Note A of our 2013 financial statements. The federal regulatory body overseeing our accounting standards is now implementing a convergence project, which would conform the accounting in the United States for various topics to the requirements under international accounting standards. Proposed changes are being issued one topic at a time. We have not looked at how all of these topics might impact us. New or revised accounting standards could change our financial results either positively or negatively.

The Sarbanes-Oxley Act of 2002, and other related rules and regulations, have increased the scope, complexity, and cost of corporate governance. Reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits. The Company’s costs to respond to these additional requirements and exposure to adverse findings by the PCAOB of the work performed may increase as to internal controls.

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

We have considered the current economic environment and its potential impact to the Company’s business. Demand for aggregates products, particularly in the infrastructure construction market, has already been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels beyond the September 2014 expiration of MAP-21. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

A recessionary construction economy can also increase the likelihood we will not be able to collect on all of our accounts receivable with our customers. We are protected in part, however, by payment bonds posted by many of our customers or end-users. Nevertheless, we have experienced a delay in payment from some of our customers during this construction downturn, which can negatively affect operating cash flows. Historically, our bad debt write-offs have not been significant to our operating results, and, although the amount of our bad debt write-offs has increased, we believe our allowance for doubtful accounts is adequate.

During the economic downturn, we have temporarily idled some of our facilities. In 2013, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $50.7 million of costs that could have been inventoried under normal operating conditions. If demand does not improve, such temporary idling could become longer-term, impairing the value of some of the assets at those locations. The timing of increased demand will determine when these locations will be reopened. During the idling period, the plant and equipment will continue to be depreciated. If practicable, we will transfer the mobile equipment and use it elsewhere. Because we continue to have long-term access to the aggregate reserves, these sites are not considered impaired during temporary idlings. When temporarily idled locations reopen, we may incur additional repair costs for a temporary period. Nevertheless, there is a risk of long-term asset impairment at sites that are temporarily idled if the economic downturn does not improve in the near term.

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

On January 28, 2014, Moody’s Investors Service announced it was placing our credit ratings under review for downgrade as a result of our announcement of the proposed business combination with TXI. Similarly, on the same day Standard & Poor’s Ratings Services placed our credit ratings on their CreditWatch with negative implications because of the proposed transaction. On the other hand, on January 29, 2014, Fitch Ratings, after reviewing the proposed transaction, reaffirmed our credit rating outlook as stable. While we do not believe that a review by Moody’s or Standard & Poor’s should result in a reduction of our credit ratings, there is no guarantee of such outcome.

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

Because our Specialty Products business essentially runs at capacity, any unplanned changes in costs or customers would introduce volatility to the earnings of this segment of our business.

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

Changes in our effective income tax rate may harm our results of operations.

A number of factors may increase our future effective income tax rate, including:

•	Governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction, to fund deficits;

•	The jurisdictions in which earnings are taxed;

•	The resolution of issues arising from tax audits with various tax authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Changes in available tax credits;

•	Changes in stock-based compensation;

•	Other changes in tax laws, and

•	The interpretation of tax laws and/or administrative practices.

Any significant increase in our future effective income tax rate could reduce net earnings for future periods.

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and routinely test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risk Factors Relating to Proposed Business Combination with TXI

We have provided under the initial heading “Recent Developments” under Item I of this Annual Report on Form 10-K a description of our proposed business combination with TXI. The proposed business combination with TXI presents risks and uncertainties that should be considered by someone purchasing or considering the purchase of our securities. Some of these risks have been described in connection with the discussion of various general risks described above. Other risk factors relating to our proposed business combination with TXI are discussed below. The following discussion is not intended as a substitute for the discussion of the proposed transaction contained in our joint proxy statement/prospectus used in connection with our proposed business combination with TXI. For further information regarding the proposed business combination with TXI, including additional risks and uncertainties related thereto, please review the joint proxy statement/prospectus that will be included in the Registration Statement on Form S-4 that the Company intends to file with the SEC (as may be amended from time to time), as well as the Company’s other disclosures relating to the proposed business combination with TXI, when they become available. See also “Important Additional Information” under Item 9B of this Form 10-K below.

The proposed business combination with TXI is subject to approval by the Company’s shareholders and TXI’s stockholders and our ability to complete the proposed business combination with TXI is subject to the receipt of antitrust clearance from governmental entities, which may impose conditions that could have an adverse effect on us or TXI or cause us to abandon the proposed business combination with TXI.

In order for the proposed business combination with TXI to be completed, TXI stockholders must approve the adoption of the merger agreement and the Company’s shareholders must approve the issuance of the Company’s common stock to TXI stockholders in connection with the merger. In addition, we are unable to complete the proposed business combination with TXI until after the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expires or is terminated and certain other conditions in the merger agreement are satisfied, or if legally permitted, waived. In deciding whether to terminate the antitrust waiting period or allow it to expire, the Antitrust Division of the Department of Justice (the “DOJ”), which is reviewing the proposed business combination with TXI, will consider the effect of the proposed business combination with TXI on competition within the relevant markets. The DOJ may seek a court order enjoining the proposed business combination with TXI, or may seek an agreement from us imposing certain requirements or obligations as conditions for not seeking an injunction or otherwise challenging the proposed business combination with TXI and allowing the expiration of the antitrust waiting period. The merger agreement requires us to accept certain conditions from regulators that could adversely impact the Company without us having the right to refuse to close the proposed business combination with TXI on the basis of those regulatory conditions. We can provide no assurance that we will obtain the necessary antitrust clearance and that any required conditions will not have a material adverse effect on us following the proposed business combination with TXI. In addition, we can provide no assurance that the regulatory review process or the regulatory conditions will not result in a delay or the abandonment of the proposed business combination with TXI.

Failure to complete the proposed business combination with TXI could negatively impact our stock price and our future business and financial results.

If the proposed business combination with TXI is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including:

•	being required, under certain circumstances, to pay a termination fee of $25 million or $140 million to TXI;

•	having to pay certain costs relating to the proposed business combination with TXI, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•	under the merger agreement, being subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain business strategies; and

•	the focus of our management on the proposed business combination with TXI instead of on pursuing other opportunities that could be beneficial to the Company;

in each case, without realizing any of the benefits of having the proposed business combination with TXI completed. In addition, if the proposed business combination with TXI is not completed, we may experience negative reactions from the financial markets and from our respective customers and employees. We could also be subject to litigation related to any failure to complete the proposed business combination with TXI or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the proposed business combination with TXI is not completed, we can provide no assurance that these risks will not materialize and will not materially affect our business, financial results and stock price.

Any delay in completing the proposed business combination with TXI may reduce or eliminate the expected benefits from the transaction.

In addition to the required regulatory clearance and the shareholder and stockholder approvals described above, the proposed business combination with TXI is subject to a number of other conditions beyond our control that may prevent, delay, or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the proposed business combination with TXI for a significant period of time or prevent it from occurring. Any delay in completing the proposed business combination with TXI could cause us not to realize some or all of the synergies and other benefits that we expect to achieve if the proposed business combination with TXI is successfully completed within its expected time frame.

The pendency of, and uncertainties associated with, the proposed business combination with TXI could adversely affect our business and operations.

In connection with the pending proposed business combination with TXI, some customers, suppliers, and other entities with whom we have business relationships may delay or defer decisions, which could negatively impact our revenues, earnings, and cash flows, as well as the market price of our common stock, regardless of whether the proposed business combination with TXI is completed. In addition, current and prospective employees may experience uncertainty about their future roles with the Company following the closing of the proposed business combination with TXI, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the proposed business combination with TXI. No assurance can be given that we will be able to retain key management personnel and other key employees of the Company or, following the closing of the proposed business combination with TXI, TXI.

The proposed business combination with TXI will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the proposed business combination with TXI, including debt refinancing costs, costs relating to change in control agreements at TXI, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. In addition, we expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of TXI with those of the Company. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue synergies related to the integration of the businesses following the completion of the proposed business combination with TXI. These integration expenses likely will result in our taking significant charges against earnings following the completion of the proposed business combination with TXI, but the amount and timing of such charges are uncertain at present.

Following the proposed business combination with TXI, we may be unable to integrate the Company and TXI successfully and realize the anticipated benefits of the proposed business combination with TXI.

The proposed business combination with TXI involves the combination of two companies which currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating our business practices and operations. We may fail to realize some or all of the anticipated benefits of the proposed business combination with TXI if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•

the inability to successfully combine the businesses of the Company and TXI in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the proposed business combination with TXI, which would result in the anticipated benefits of the proposed business combination with TXI not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the Company or TXI deciding not to do business with the Company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the Company and TXI;

•	creation of uniform standards, controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the proposed business combination with TXI; and

•

performance shortfalls at one or both of the Company and TXI as a result of the diversion of management attention caused by completing the proposed business combination with TXI and integrating the Company’s and TXI’s operations.

In addition, we and TXI have operated and, until the completion of the proposed business combination with TXI, will continue to operate, independently. It is possible that the integration process could result in the diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the proposed business combination with TXI, or could reduce our earnings or otherwise adversely affect our business and financial results.

The market price of our common stock may decline in the future as a result of the proposed business combination with TXI.

The market price of our common stock may decline in the future as a result of the proposed business combination with TXI for a number of reasons, including the unsuccessful integration of the Company and TXI (including for the reasons set forth in the preceding risk factor) or our failure to achieve the perceived benefits of the proposed business combination with TXI, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts. These factors are, to some extent, beyond our control.

The proposed business combination with TXI may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the proposed business combination with TXI will be accretive to earnings per share in 2014, assuming refinancing of TXI’s outstanding debt at or around the closing of the proposed business combination with TXI and excluding one-time costs. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the proposed business combination with TXI. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the proposed business combination with TXI and cause a decrease in the market price of our common stock.

Our future results will suffer if we do not effectively manage our expanded operations following the proposed business combination with TXI.

Following the proposed business combination with TXI, the size of the business of the Company will increase significantly beyond the current size of either the Company’s or TXI’s current businesses. In addition, we may continue to expand our operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected economies of scale, cost savings, revenue synergies and other benefits currently anticipated from the proposed business combination with TXI or anticipated from any additional acquisitions or strategic transactions.

Our current shareholders will have a reduced ownership and voting interest in the Company after the closing of the proposed business combination with TXI and will exercise less influence over the Company’s management.

Our current shareholders currently have the right to vote in the election of our Board of Directors and other matters affecting the Company. Immediately after the proposed business combination with TXI is completed, it is expected that our current shareholders will own approximately 69% of our common stock and current TXI stockholders will own approximately 31% of the outstanding shares of our common stock. As a result of the proposed business combination with TXI, our current shareholders will have less influence on our management and policies than they now have.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the staff of the SEC one hundred and eighty (180) days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Aggregates Business

As of December 31, 2013, the Company processed or shipped aggregates from 260 quarries, underground mines, and distribution yards in 30 states and in Canada and the Bahamas, of which 94 are located on land owned by the Company free of major encumbrances, 57 are on land owned in part and leased in part, 103 are on leased land, and 6 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on the average, exceed 60 years based on normalized levels of production, and exceed 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2013, the Company processed and shipped ready mixed concrete and/or asphalt products from 39 properties in 4 states, of which 26 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, 11 are on leased land, and 1 is on a facility neither owned or leased, where product is sold under an agreement.

The Company uses various drilling methods, depending on the type of aggregate, to estimate aggregates reserves that are economically mineable. The extent of drilling varies and depends on whether the location is a potential new site (greensite), an existing location, or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and in rare cases, the Company may rely on existing geological data or results of prior drilling by third parties. Subsequent to drilling, selected core samples are tested for soundness, abrasion resistance, and other physical properties relevant to the aggregates industry. If the reserves meet the Company’s standards and are economically mineable, then they are either leased or purchased.

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information – Critical Accounting Policies and Estimates – Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2013 Annual Report for discussion of reserves evaluation by the Company.

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

State	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/12 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/13 (Add 000)		Change in Tonnage from 2012 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
	2013	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	5	103,380	12,110	101,697	12,110	(1,683)	0	100%	0%	0%	35%	65%
Arkansas	3	233,122	0	227,821	0	(5,301)	0	95%	5%	0%	55%	45%
Colorado	6	116,231	101,746	111,520	96,413	(4,711)	(5,333)	85%	15%	0%	74%	26%
Florida	1	253,855	0	253,244	0	(611)	0	100%	0%	0%	0%	100%
Georgia	16	1,308,015	0	2,165,285	0	857,270	0	95%	5%	0%	80%	20%
Indiana	10	490,974	41,888	510,230	47,978	19,256	6,090	100%	0%	0%	35%	65%
Iowa	18	693,075	37,821	715,783	37,450	22,708	(371)	100%	0%	0%	14%	86%
Kansas	4	102,224	0	100,880	0	(1,344)	0	100%	0%	8%	39%	61%
Kentucky	1	0	30,770	0	28,690	0	(2,080)	100%	0%	0%	0%	100%
Maryland	2	97,143	0	96,067	0	(1,076)	0	100%	0%	0%	100%	0%
Minnesota	2	437,711	0	435,472	0	(2,239)	0	76%	24%	0%	68%	32%
Mississippi	1	0	67,497	0	67,216	0	(281)	100%	0%	0%	100%	0%
Missouri	5	385,007	0	423,224	0	38,217	0	90%	10%	0%	17%	83%
Montana	0	50,000	0	50,000	0	0	0	100%	0%	0%	100%	0%
Nebraska	3	174,774	0	188,854	0	14,080	0	100%	0%	0%	49%	51%
Nevada	1	139,849	0	139,342	0	(507)	0	100%	0%	0%	82%	18%
North Carolina	35	3,312,366	0	3,322,590	0	10,224	0	78%	22%	0%	68%	32%
Ohio***	13	675,011	188,654	673,636	186,886	(1,375)	(1,768)	45%	55%	0%	96%	4%
Oklahoma	8	793,402	36,217	784,865	35,780	(8,537)	(437)	100%	0%	0%	82%	18%
South Carolina	6	583,554	30,281	528,413	29,711	(55,141)	(570)	100%	0%	0%	62%	38%
Tennessee	1	37,261	0	36,756	0	(505)	0	100%	0%	0%	100%	0%
Texas	14	1,143,989	78,451	1,123,379	76,168	(20,610)	(2,283)	100%	0%	0%	10%	90%
Utah	1	25,866	0	25,248	0	(618)	0	100%	0%	0%	0%	100%
Virginia	4	367,777	0	364,373	0	(3,404)	0	87%	13%	0%	75%	25%
Washington	3	41,407	0	41,102	0	(305)	0	66%	36%	0%	41%	59%
West Virginia	1	42,326	0	41,578	0	(748)	0	40%	60%	0%	86%	14%
Wyoming	2	153,656	0	151,220	0	(2,436)	0	100%	0%	0%	0%	100%

U.S. Total	166	11,761,975	625,435	12,612,579	618,402	850,604	(7,033)	91%	9%	0%	54%	46%

Non-U.S.	2	838,145	0	825,865	0	(12,280)	0	100%	0%	0%	100%	0%

Grand Total	168	12,600,120	625,435	13,438,444	618,402	838,324	(7,033)

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.
***	The Company’s reserves presented for the State of Ohio include dolomitic limestone reserves used in the business of the Specialty Products segment.

	Total Annual Production (in tons) (add 000) For year ended December 31			Number of years of production available at December 31, 2013
Reportable Segment*	2013	2012	2011

Mid-America Group	51,739	52,264	55,689	136.5
Southeast Group	17,275	18,632	18,332	200.4
West Group	59,185	55,914	50,015	59.7

Total Aggregates Business	128,199	126,810	124,036	109.6

*	Prior year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments.

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

The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used. During 2013, the principal properties were believed to be utilized at average productive capacities of approximately 60% and were capable of supporting a higher level of market demand. However, due to the current economic recession, the Company has adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2013, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $50.7 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idlings could continue. The Company expects, however, as the economy recovers, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

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

The Company was not required to pay any penalties in 2013 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2013 Financial Statements included under Item 8 of this Form 10-K and the 2013 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2013 Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 14, 2014:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years

C. Howard Nye	51	Chief Executive Officer;	2010	Chief Operating Officer (2006-2009)
		President;	2006
		President of Aggregates	2010
		Business
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	52	Executive Vice President;	2009	Senior Vice President (2005-2009)
		Chief Financial Officer	2005	Treasurer (2006-2013)

Roselyn R. Bar	55	Senior Vice President;	2005
		General Counsel;	2001
		Corporate Secretary	1997

Dana F. Guzzo	48	Senior Vice President;	2011
		Chief Information Officer;	2011
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	56	Senior Vice President, Human Resources	2011	Senior Vice President, Human Resources, CenturyLink Inc. (2009-2010); Senior Vice President, Human Resources, Armstrong World Industries (2006-2009)

Daniel L. Grant	59	Senior Vice President, Strategy & Development	2013	Senior Vice President, Strategy & Development, Lehigh Hanson, Inc., a producer of construction materials, and a subsidiary of Heidelberg Cement (1995-2013)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2013 Annual Report, and that information is incorporated herein by reference. There were 638 holders of record of the Company’s Common Stock as of February 14, 2014.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2013 – October 31, 2013	0	$—	0	5,041,871

November 1, 2013 – November 30, 2013	0	$—	0	5,041,871

December 1, 2013 – December 31, 2013	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. Under the merger agreement with TXI, repurchases of the Company’s common stock will be prohibited until the earlier of the closing of the proposed business combination with TXI or the termination of the merger agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2013 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook 2014” in the 2013 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2013 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total

Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2013 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook 2014” in the 2013 Annual Report is not incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2013 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2013. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management has issued its annual statement of financial responsibility and report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2013. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2013. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2013 Financial Statements, included under Item 8 of this Form 10-K and the 2013 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2013 Annual Report.

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

Important Additional Information

Certain sections of this Form 10-K, including the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the 2013 Annual Report and as Items 8 and 7 respectively in this Form 10-K, refer, in part, to the proposed business combination with TXI, pursuant to which, subject to the terms and conditions of the merger agreement, the Company intends to issue shares of the Company’s common stock to stockholders of TXI. In connection with the proposed business combination with TXI, the Company and TXI intend to file relevant materials with the SEC, including a Registration Statement on Form S-4 that will include a joint proxy statement of the Company and TXI and that will also constitute a prospectus of the Company relating to the proposed transaction. INVESTORS AND SECURITYHOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION

ABOUT THE COMPANY, TXI AND THE PROPOSED TRANSACTION. The joint proxy statement/prospectus and other documents relating to the proposed transaction (when they become available) can be obtained free of charge from the SEC’s website at www.sec.gov. These documents can also be obtained free of charge from the Company upon written request to the Corporate Secretary at Martin Marietta Materials, Inc., 2710 Wycliff Road, Raleigh, NC 27607, telephone number (919) 783-4540 or from the Company’s website, http://ir.martinmarietta.com or from TXI upon written request to TXI at Investor Relations, Texas Industries, Inc., 1503 LBJ Freeway, Suite 400, Dallas, Texas 75234, telephone number (972) 647-6700 or from TXI’s website, http://investorrelations.txi.com.

This communication is not a solicitation of a proxy from any investor or securityholder. However, the Company, TXI and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction under the rules of the SEC. Information regarding the Company’s directors and executive officers may be found in the 2013 Annual Report and the definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders filed with the SEC on April 16, 2013. Information regarding TXI’s directors and executive officers may be found in its Annual Report for the year ended May 31, 2013 on Form 10-K filed with the SEC on July 22, 2013 and the definitive proxy statement relating to its 2013 Annual Meeting of Shareholders filed with the SEC on August 23, 2013. These documents can be obtained free of charge from the sources indicated above. Additional information regarding the interests of these participants and a description of their direct or indirect interests, by security holdings or otherwise, will also be included in the joint proxy statement/prospectus that will be filed by the Company and TXI with the SEC when it becomes available.

This communication shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2013 (the “2014 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2014 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2014 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2014 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2014 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2013 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings –

for years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Earnings –

for years ended December 31, 2013, 2012, and 2011

Consolidated Balance Sheets –

at December 31, 2013 and 2012

Consolidated Statements of Cash Flows –

for years ended December 31, 2013, 2012, 2011

Consolidated Statements of Total Equity –

for years ended December 31, 2013, 2012, 2011

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2013 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)	Index of Exhibits

Exhibit No.

2.01	—Agreement and Plan of Merger, dated as of January 27, 2014, among the Company, Texas Industries, Inc. and Project Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on January 30, 2014) (Commission File No. 1-12744)

2.02	—Voting Agreement, dated as of January 27, 2014, between the Company and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 2.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on January 30, 2014) (Commission File No. 1-12744)

2.03	—Voting Agreement, dated as of January 27, 2014, between the Company and NNS Holding (incorporated by reference to Exhibit 2.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on January 30, 2014) (Commission File No. 1-12744)

*3.01	—Restated Articles of Incorporation of the Company, as amended

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1/4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

10.01	—$600,000,000 Credit Agreement dated as of November 29, 2013 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, and SunTrust Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 5, 2013) (Commission File No. 1-12744)

10.02	—Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.04	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

*10.05	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors**

10.06	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.07	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.08	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.09	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.11	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.13	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

*10.14	—Form of Restricted Stock Unit Agreement used for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan***12.01 – Computation of ratio of earnings to fixed charges for the year ended December 31, 2013

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2013

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2013 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2013 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 24, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 24, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 24, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 24, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2014 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2014 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts– describe		Deductions– describe		Balance at end of period
	(Amounts in Thousands)

Year ended December 31, 2013

Allowance for doubtful accounts	$6,069	$—	$—		$1,988	(a)	$4,081

Allowance for uncollectible notes receivable	440	369	—		—		809

Inventory valuation allowance	96,817	1,165	$1,044	(b)	—		99,026

Year ended December 31, 2012

Allowance for doubtful accounts	$5,295	$774	$—		$—		$6,069

Allowance for uncollectible notes receivable	295	145	—		—		440

Inventory valuation allowance	92,481	4,475	—		139	(c)	96,817

Year ended December 31, 2011

Allowance for doubtful accounts	$3,578	$1,717	$—		$—		$5,295

Allowance for uncollectible notes receivable	179	116	—		—		295

Inventory valuation allowance	87,044	7,882	2,154	(b)	4,599	(c)	92,481

(a)	Write off of uncollectible accounts and change in estimates.
(b)	Application of reserve policy to acquired inventories.
(c)	Divestitures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 24, 2014

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen P. Zelnak, Jr.	Chairman of the Board	February 24, 2014
Stephen P. Zelnak, Jr.

/s/ C. Howard Nye	President and Chief Executive Officer	February 24, 2014
C. Howard Nye

/s/ Anne H. Lloyd	Executive Vice President and Chief Financial Officer	February 24, 2014
Anne H. Lloyd

/s/ Dana F. Guzzo	Senior Vice President, Chief Information Officer, Chief Accounting Officer, and Controller	February 24, 2014
Dana F. Guzzo

/s/ Sue W. Cole	Director	February 24, 2014
Sue W. Cole

/s/ David G. Maffucci	Director	February 24, 2014
David G. Maffucci

/s/ William E. McDonald	Director	February 24, 2014
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 24, 2014
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 24, 2014
Laree E. Perez

/s/ Michael J. Quillen	Director	February 24, 2014
Michael J. Quillen

/s/ Dennis L. Rediker	Director	February 24, 2014
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 24, 2014
Richard A. Vinroot

EXHIBITS

Exhibit No.

2.01	—Agreement and Plan of Merger, dated as of January 27, 2014, among the Company, Texas Industries, Inc. and Project Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on January 30, 2014) (Commission File No. 1-12744)

2.02	—Voting Agreement, dated as of January 27, 2014, between the Company and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 2.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on January 30, 2014) (Commission File No. 1-12744)

2.03	—Voting Agreement, dated as of January 27, 2014, between the Company and NNS Holding (incorporated by reference to Exhibit 2.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on January 30, 2014) (Commission File No. 1-12744)

*3.01	—Restated Articles of Incorporation of the Company, as amended

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (Commission File No. 1-12744)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744)

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that

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

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744)

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

10.01	—$600,000,000 Credit Agreement dated as of November 29, 2013 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, and SunTrust Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 5, 2013) (Commission File No. 1-12744)

10.02	—Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.04	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

*10.05	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors**

10.06	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.07	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.08	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.09	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.11	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.13	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

*10.14	—Form of Restricted Stock Unit Agreement used for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2013

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2013 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2013 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 24, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 24, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 24, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 24, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2014 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2014 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K