Form 10-Q
period 2014-03-31
MARTIN MARIETTA MATERIALS INC
filed 2014-05-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes  ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2014
Common Stock, $0.01 par value	46,358,357

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$35,801	$42,437	$37,260
Accounts receivable, net	242,587	245,421	202,150
Inventories, net	354,718	347,307	347,641
Current deferred income tax benefits	73,320	74,821	79,485
Other current assets	51,788	45,380	49,197

Total Current Assets	758,214	755,366	715,733

Property, plant and equipment	4,001,505	3,976,884	3,824,638
Allowances for depreciation, depletion and amortization	(2,207,969)	(2,177,643)	(2,092,551)

Net property, plant and equipment	1,793,536	1,799,241	1,732,087

Goodwill	616,621	616,621	616,350
Other intangibles, net	47,743	48,591	49,548
Other noncurrent assets	39,143	40,007	41,057

Total Assets	$3,255,257	$3,259,826	$3,154,775

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$-	$2,556	$-
Accounts payable	98,775	103,600	77,080
Accrued salaries, benefits and payroll taxes	12,904	18,114	12,387
Pension and postretirement benefits	2,356	2,026	4,091
Accrued insurance and other taxes	27,265	29,103	27,470
Current maturities of long-term debt and short-term facilities	12,403	12,403	5,677
Accrued interest	18,077	7,349	18,479
Other current liabilities	21,978	35,398	23,506

Total Current Liabilities	193,758	210,549	168,690

Long-term debt	1,055,541	1,018,518	1,072,850
Pension, postretirement and postemployment benefits	80,457	78,489	184,287
Noncurrent deferred income taxes	272,346	279,999	230,109
Other noncurrent liabilities	108,862	97,352	88,782

Total Liabilities	1,710,964	1,684,907	1,744,718

Equity:
Common stock, par value $0.01 per share	462	461	459
Preferred stock, par value $0.01 per share	-	-	-
Additional paid-in capital	442,551	432,792	421,024
Accumulated other comprehensive loss	(42,744)	(44,114)	(104,948)
Retained earnings	1,108,516	1,148,738	1,055,256

Total Shareholders’ Equity	1,508,785	1,537,877	1,371,791
Noncontrolling interests	35,508	37,042	38,266

Total Equity	1,544,293	1,574,919	1,410,057

Total Liabilities and Equity	$3,255,257	$3,259,826	$3,154,775

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$379,678	$344,059
Freight and delivery revenues	48,951	39,850

Total revenues	428,629	383,909

Cost of sales	353,843	331,238
Freight and delivery costs	48,951	39,850

Total cost of revenues	402,794	371,088

Gross Profit	25,835	12,821

Selling, general & administrative expenses	34,247	37,648
Business development expenses	9,512	307
Other operating (income), net	(2,026)	(1,814)

Loss from Operations	(15,898)	(23,320)

Interest expense	12,201	13,496
Other nonoperating expenses, net	3,463	623

Loss from continuing operations before taxes on income	(31,562)	(37,439)
Income tax benefit	(8,424)	(8,398)

Loss from Continuing Operations	(23,138)	(29,041)
Loss on discontinued operations, net of related tax benefit of $1 and $76, respectively	(15)	(288)

Consolidated net loss	(23,153)	(29,329)
Less: Net loss attributable to noncontrolling interests	(1,535)	(1,490)

Net Loss Attributable to Martin Marietta Materials, Inc.	$(21,618)	$(27,839)

Net Loss Attributable to Martin Marietta Materials, Inc.:
Loss from continuing operations	$(21,603)	$(27,551)
Loss from discontinued operations	(15)	(288)

	$(21,618)	$(27,839)

Consolidated Comprehensive Loss: (See Note 1)
Loss attributable to Martin Marietta Materials, Inc.	$(20,248)	$(26,618)
Loss attributable to noncontrolling interests	(1,534)	(1,488)

	$(21,782)	$(28,106)

Net Loss Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$(0.47)	$(0.60)
Discontinued operations attributable to common shareholders	-	(0.01)

	$(0.47)	$(0.61)

Diluted from continuing operations attributable to common shareholders	$(0.47)	$(0.60)
Discontinued operations attributable to common shareholders	-	(0.01)

	$(0.47)	$(0.61)

Weighted-Average Common Shares Outstanding:
Basic and Diluted	46,315	46,028

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net loss	$(23,153)	$(29,329)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	42,466	43,043
Stock-based compensation expense	1,409	1,245
Gains on divestitures and sales of assets	(1,106)	(662)
Deferred income taxes	(5,063)	3,393
Excess tax benefits from stock-based compensation transactions	(636)	(629)
Other items, net	1,223	719
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	2,834	20,273
Inventories, net	(7,411)	(14,606)
Accounts payable	(4,825)	(6,457)
Other assets and liabilities, net	874	1,585

Net Cash Provided by Operating Activities	6,612	18,575

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(36,913)	(21,880)
Acquisitions, net	(50)	(2,629)
Proceeds from divestitures and sales of assets	1,401	1,580

Net Cash Used for Investing Activities	(35,562)	(22,929)

Cash Flows from Financing Activities:
Borrowings of long-term debt	60,000	60,000
Repayments of long-term debt	(23,125)	(29,400)
Payments on capital lease obligations	(525)	-
Change in bank overdraft	(2,556)	-
Dividends paid	(18,604)	(18,503)
Issuances of common stock	6,488	3,494
Excess tax benefits from stock-based compensation transactions	636	629

Net Cash Provided by Financing Activities	22,314	16,220

Net (Decrease) Increase in Cash and Cash Equivalents	(6,636)	11,866
Cash and Cash Equivalents, beginning of period	42,437	25,394

Cash and Cash Equivalents, end of period	$35,801	$37,260

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,633	$1,906
Cash paid (refunds) for income taxes	$53	$(7,055)

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	46,261	$461	$432,792	$(44,114)	$1,148,738	$1,537,877	$37,042	$1,574,919
Consolidated net loss	-	-	-	-	(21,618)	(21,618)	(1,535)	(23,153)
Other comprehensive earnings	-	-	-	1,370	-	1,370	1	1,371
Dividends declared	-	-	-	-	(18,604)	(18,604)	-	(18,604)
Issuances of common stock for stock award plans	92	1	8,350	-	-	8,351	-	8,351
Stock-based compensation expense	-	-	1,409	-	-	1,409	-	1,409

Balance at March 31, 2014	46,353	$462	$442,551	$(42,744)	$1,108,516	$1,508,785	$35,508	$1,544,293

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc., (the “Corporation”) is engaged principally in the construction aggregates business. The Corporation’s aggregates product line accounted for 69% of consolidated 2013 net sales and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s vertically-integrated operations, i.e., asphalt products, ready mixed concrete and road paving construction services (which accounted for 19% of consolidated 2013 net sales), are sold and shipped from a network of nearly 300 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The aggregates and vertically-integrated operations are reported collectively as the Corporation’s “Aggregates business”.

Effective January 1, 2014, the Corporation made minor changes to the operations and management reporting structure of its Aggregates business, resulting in an immaterial change to its reportable segments. The Corporation currently conducts its Aggregates business through three reportable segments as follows:

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, eastern Nebraska, North Carolina, North Dakota, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

In addition to the Aggregates business, the Corporation has a Specialty Products segment, which accounted for 12% of consolidated 2013 net sales, that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2014 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Early Adoption of New Accounting Standard

Effective January 1, 2014, the Corporation early adopted the Financial Accounting Standard Board’s final guidance on reporting discontinued operations. The guidance is to be applied prospectively and redefines discontinued operations to be either 1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or 2) a business that, upon acquisition, meets the criteria to be classified as held for sale. The adoption of the accounting standard did not have any effect on the Corporation’s financial position or results of operations.

Reclassifications

Prior-year segment information for the Aggregates business presented in Note 9 has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings/loss for the Corporation consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense, and are presented in the Corporation’s consolidated statements of earnings and comprehensive earnings.

Comprehensive loss attributable to Martin Marietta Materials, Inc. is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Net loss attributable to Martin Marietta Materials, Inc.	$(21,618)	$(27,839)
Other comprehensive earnings, net of tax	1,370	1,221

Comprehensive loss attributable to Martin Marietta Materials, Inc.	$(20,248)	$(26,618)

Comprehensive loss attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Net loss attributable to noncontrolling interests	$(1,535)	$(1,490)
Other comprehensive earnings, net of tax	1	2

Comprehensive loss attributable to noncontrolling interests	$(1,534)	$(1,488)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Accumulated other comprehensive loss consists of unrealized gains and losses related to the funded status of pension and postretirement benefit plans; foreign currency translation; and the unamortized value of terminated forward starting interest rate swap agreements, and is presented on the Corporation’s consolidated balance sheets. Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Three Months Ended March 31, 2014
Balance at beginning of period	$(44,549)	$3,902	$(3,467)	$(44,114)

Other comprehensive earnings before reclassifications, net of tax	--	914	--	914
Amounts reclassified from accumulated other comprehensive loss, net of tax	282	--	174	456

Other comprehensive earnings, net of tax	282	914	174	1,370

Balance at end of period	$(44,267)	$4,816	$(3,293)	$(42,744)

	Three Months Ended March 31, 2013
Balance at beginning of period	$(108,189)	$6,157	$(4,137)	$(106,169)

Other comprehensive loss before reclassifications, net of tax	--	(834)	--	(834)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,893	--	162	2,055

Other comprehensive earnings, net of tax	1,893	(834)	162	1,221

Balance at end of period	$(106,296)	$5,323	$(3,975)	$(104,948)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended March 31, 2014
Balance at beginning of period	$29,198	$2,269	$31,467
Tax effect of other comprehensive earnings	(182)	(114)	(296)

Balance at end of period	$29,016	$2,155	$31,171

	Three Months Ended March 31, 2013
Balance at beginning of period	$70,881	$2,707	$73,588
Tax effect of other comprehensive earnings	(1,240)	(107)	(1,347)

Balance at end of period	$69,641	$2,600	$72,241

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected line items in the consolidated statements of earnings and comprehensive earnings
	2014	2013
	(Dollars in Thousands)
Pension and postretirement benefit plans Amortization of:
Prior service credit	$(703)	$(702)
Actuarial loss	1,167	3,835

	464	3,133	Cost of sales; Selling, general and administrative expenses
Tax benefit	(182)	(1,240)	Income tax benefit

	$282	$1,893

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$288	$269	Interest expense
Tax benefit	(114)	(107)	Income tax benefit

	$174	$162

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings/loss attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2014 and 2013, all such awards were antidilutive given the net loss attributable to Martin Marietta Materials Inc.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net loss from continuing operations attributable to Martin Marietta Materials, Inc.	$(21,603)	$(27,551)
Less: Distributed and undistributed earnings attributable to unvested awards	67	93

Basic and diluted net loss available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	(21,670)	(27,644)
Basic and diluted net loss available to common shareholders from discontinued operations	(15)	(288)

Basic and diluted net loss available to common shareholders attributable to Martin Marietta Materials, Inc.	$(21,685)	$(27,932)

Basic and diluted weighted-average common shares outstanding	46,315	46,028

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

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

3.	Inventories, Net

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)
Finished products	$372,567	$368,334	$363,610
Products in process and raw materials	16,478	16,077	20,908
Supplies and expendable parts	64,093	61,922	59,362

	453,138	446,333	443,880
Less: Allowances	98,420	99,026	96,239

Total	$354,718	$347,307	$347,641

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$298,949	$298,893	$298,730
7% Debentures, due 2025	124,478	124,471	124,450
6.25% Senior Notes, due 2037	228,157	228,148	228,122
Term Loan Facility, due 2018, interest rate of 1.65% at March 31, 2014; 1.67% at December 31, 2013; and 2.20% at March 31, 2013	245,395	248,441	240,000
Revolving Facility, interest rate of 3.50% at March 31, 2014 and 1.90% at March 31, 2013	20,000	--	110,000
Trade Receivable Facility, interest rate of 0.75% at March 31, 2014 and 0.77% at December 31, 2013	150,000	130,000	--
AR Credit Facility, interest rate of 1.00% at March 31, 2013	--	--	75,600
Other notes	965	968	1,625

Total debt	1,067,944	1,030,921	1,078,527
Less: Current maturities	12,403	12,403	5,677

Long-term debt	$1,055,541	$1,018,518	$1,072,850

The Corporation, through a wholly-owned consolidated special purpose subsidiary, has a $150,000,000 trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). The Trade Receivable Facility is backed by eligible, as defined, trade receivables of $232,566,000 and $234,101,000 at March 31, 2014 and December 31, 2013, respectively, which are originated by the Corporation and then sold to the wholly-owned consolidated special purpose subsidiary by the Corporation. The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned consolidated special purpose subsidiary. At March 31, 2014 and December 31, 2013, outstanding borrowings under the Trade Receivable Facility were classified as long-term on the consolidated balance sheet as the Corporation has the intent and ability to refinance amounts outstanding using other long-term credit facilities. The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. On April 18, 2014, the Corporation extended the maturity of the Trade Receivable Facility to September 30, 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation’s Credit Agreement, which provides a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 five-year senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its rating on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation. The Corporation was in compliance with this Ratio at March 31, 2014.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At March 31, 2014, December 31, 2013 and March 31, 2013, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three months ended March 31, 2014 and 2013, the Corporation recognized $288,000 and $269,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,200,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Financial Instruments

The Corporation’s financial instruments include temporary cash investments, accounts receivable, notes receivable, bank overdraft, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits with the following financial institutions: Branch Banking and Trust Company, Comerica Bank, Fifth Third Bank, JPMorgan Chase Bank, N.A., Regions Bank and Wells Fargo Bank, N.A. The Corporation’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Customer receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, customer receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Colorado, Iowa and Georgia). The estimated fair values of customer receivables approximate their carrying amounts due to the short-term nature of the receivables.

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

The carrying values and fair values of the Corporation’s long-term debt were $1,067,944,000 and $1,127,149,000, respectively, at March 31, 2014; $1,030,921,000 and $1,068,324,000, respectively, at December 31, 2013; and $1,078,527,000 and $1,155,051,000, respectively, at March 31, 2013. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

	Three Months Ended March 31,
	2014	2013
Estimated effective income tax rate:
Continuing operations	26.7%	22.4%

Discontinued operations	6.3%	20.9%

Consolidated overall	26.7%	22.4%

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

On September 13, 2013, the U.S. Treasury Department and Internal Revenue Service issued final regulations addressing costs incurred in acquiring, producing or improving tangible property (the “tangible property regulations”). The tangible property regulations required the Corporation to make additional tax accounting method changes as of January 1, 2014. As of December 31, 2013, the Corporation estimated the tax impact of the regulatory change and recorded an increase in noncurrent deferred tax liabilities in the amount of $1,334,000, with a corresponding reduction in current taxes payable.

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Three Months Ended March 31, 2014
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$11,826
Gross increases – tax positions in prior years	1,898
Gross decreases – tax positions in prior years	(173)
Gross increases – tax positions in current year	480

Unrecognized tax benefits at end of period	$14,031

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes (continued)

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may decrease up to $7,365,000, excluding indirect benefits, during the twelve months ending March 31, 2015 as a result of expected settlements with taxing authorities and the expiration of the foreign and domestic statute of limitations for the 2009 and 2010 tax years, respectively.

At March 31, 2014, unrecognized tax benefits of $7,449,000 related to interest accruals and permanent income tax differences, net of federal tax benefits, would have favorably affected the Corporation’s effective income tax rate if recognized.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in Thousands)
Service cost	$3,730	$4,064	$55	$65
Interest cost	6,590	5,749	290	248
Expected return on assets	(7,698)	(6,663)	--	--
Amortization of:
Prior service cost (credit)	111	112	(814)	(814)
Actuarial loss (gain)	1,202	3,835	(35)	--

Net periodic benefit cost (credit)	$3,935	$7,097	$(504)	$(501)

8.	Commitments and Contingencies

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Commitments and Contingencies (continued)

Litigation Related to the Merger

Following the announcement of the merger, a purported stockholder of Texas Industries, Inc. (“TXI”) filed a putative class action lawsuit against TXI and members of the TXI board, and against the Corporation and one of its affiliates, in the United States District Court for the Northern District of Texas, captioned Maxine Phillips, Individually and on Behalf of All Others Similarly Situated v. Texas Industries, Inc., et al., Case 3:14-cv-00740-B (referred to as the “Phillips Action”). The plaintiff in the Phillips Action alleges in an amended complaint, among other things, (i) that members of the TXI board breached their fiduciary duties to TXI’s stockholders by failing to fully disclose material information regarding the proposed transaction and by adopting the merger agreement for inadequate consideration and pursuant to an inadequate process, (ii) that the Corporation and one of the Corporation’s affiliates aided and abetted the TXI board in their alleged breaches of fiduciary duty and (iii) that the registration statement of which this joint proxy statement/prospectus forms a part contains certain material misstatements and omissions in violation of Section 14(a) and 20(a) of the Exchange Act. The plaintiff in the Phillips Action seeks, among other things, injunctive relief enjoining TXI and the Corporation from proceeding with the merger, rescission in the event the merger is consummated, damages, and an award of attorneys’ and other fees and costs. The Corporation believes the lawsuit is without merit.

Environmental and Governmental Regulations

The United States Environmental Protection Agency (“EPA”) includes the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the EPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Corporation in 2010 and 2011 regarding the Corporation’s compliance with the CAA New Source Review (“NSR”) program at its Specialty Products dolomitic lime manufacturing plant in Woodville, Ohio. The Corporation has been providing information to the EPA in response to these NOVs and has had several meetings with the EPA. The Corporation believes it is in substantial compliance with the NSR program. At this time, the Corporation cannot reasonably estimate what likely penalties or upgrades to equipment might ultimately be required. The Corporation believes that any costs related to any upgrades to capital equipment will be spread over time and will not have a material adverse effect on the Corporation’s results of operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Specialty Products segment of the business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Commitments and Contingencies (continued)

Borrowing Arrangements with Affiliate

The Corporation is a co-borrower with an unconsolidated affiliate for a $24,000,000 revolving line of credit agreement with Fifth Third Bank. The line of credit expires in August 2015. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from this agreement. The Corporation holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In September 2013, the Corporation loaned $3,402,000 to this unconsolidated affiliate to repay in full the outstanding balance of the affiliate’s loan with Bank of America, N.A. and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount through May 2016. The Corporation holds a lien on the affiliate’s property as collateral for payment under the loan and security agreement. As of March 31, 2014 and December 31, 2013, the amount due from the affiliate related to this loan was $2,773,000 and $2,984,000, respectively.

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of March 31, 2014.

Employees

Approximately 15% of the Corporation’s employees are represented by a labor union. All such employees are hourly employees. The Corporation maintains collective bargaining agreements relating to the union employees within the Aggregates business and Specialty Products segment. Of the Specialty Products segment, located in Manistee, Michigan and Woodville, Ohio, 100% of its hourly employees are represented by labor unions. The Woodville collective bargaining agreement expires in June 2014. Management does not anticipate any difficulties in renewing the Woodville labor contract.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments

The Aggregates business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Corporation also has a Specialty Products segment.

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, business development expenses, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$115,708	$119,541
Southeast Group	59,820	55,742
West Group	190,787	148,396

Total Aggregates Business	366,315	323,679
Specialty Products	62,314	60,230

Total	$428,629	$383,909

Net sales:
Mid-America Group	$106,533	$110,188
Southeast Group	55,381	51,323
West Group	160,416	127,379

Total Aggregates Business	322,330	288,890
Specialty Products	57,348	55,169

Total	$379,678	$344,059

(Loss) Earnings from operations:
Mid-America Group	$(11,766)	$(13,963)
Southeast Group	(6,111)	(8,386)
West Group	2,081	(8,126)

Total Aggregates Business	(15,796)	(30,475)
Specialty Products	16,285	17,078
Corporate	(16,387)	(9,923)

Total	$(15,898)	$(23,320)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,257,753	$1,242,394	$1,137,903
Southeast Group	607,219	611,906	588,408
West Group	1,024,038	1,030,599	1,039,404

Total Aggregates Business	2,889,010	2,884,899	2,765,715
Specialty Products	153,070	154,024	154,688
Corporate	213,177	220,903	234,372

Total	$3,255,257	$3,259,826	$3,154,775

The Aggregates business includes the aggregates product line and vertically-integrated operations, which include asphalt, ready mixed concrete and road paving product lines. All vertically-integrated operations reside in the West Group. The following tables provide net sales and gross profit by product line for the Aggregates business, which are reconciled to consolidated amounts, as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Net sales:
Aggregates	$263,885	$247,791
Asphalt	10,498	9,633
Ready Mixed Concrete	38,009	26,277
Road Paving	9,938	5,189

Total Aggregates Business	322,330	288,890
Specialty Products	57,348	55,169

Total	$379,678	$344,059

Gross profit (loss):
Aggregates	$10,051	$2,061
Asphalt	(1,426)	(2,455)
Ready Mixed Concrete	2,944	(81)
Road Paving	(3,982)	(4,287)

Total Aggregates Business	7,587	(4,762)
Specialty Products	18,755	19,582
Corporate	(507)	(1,999)

Total	$25,835	$12,821

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Other current and noncurrent assets	$(783)	$549
Accrued salaries, benefits and payroll taxes	(3,984)	(6,075)
Accrued insurance and other taxes	(1,838)	(1,213)
Accrued income taxes	(4,595)	(8,261)
Accrued pension, postretirement and post employment benefits	2,763	1,538
Other current and noncurrent liabilities	9,311	15,047

	$874	$1,585

The change in accrued income taxes for the three months ended March 31, 2014 relates to a decrease in current estimated taxable income and the difference in net tax payments for the period. The change in other current and noncurrent liabilities for the three months ended March 31, 2014 primarily relates to a decrease in estimated settlements with taxing authorities.

Noncash investing and financing activities are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$5,930	$--

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Business Developments

On January 28, 2014, the Corporation and TXI announced that the Boards of Directors of both companies unanimously approved a definitive merger agreement pursuant to which, subject to the terms and conditions of the merger agreement, the Corporation will acquire all of the outstanding shares of TXI common stock in a tax-free, stock-for-stock transaction (the “proposed business combination with TXI”). Under the terms of the merger agreement, TXI stakeholders will receive 0.700 shares of the Corporation’s common stock for each share of TXI common stock owned at closing. Pursuant to the terms of the proposed business combination with TXI, the Corporation’s dividends will be limited to regular quarterly dividends of $0.40 per share until the earlier of the closing of the proposed business combination with TXI or the termination of the merger agreement, with declaration, record and payment dates consistent with past practice. Additionally, repurchases of the Corporation’s common stock will be prohibited until the earlier of the closing of the proposed business combination with TXI or the termination of the merger agreement. The proposed business combination is currently under review for regulatory approvals and is expected to close in the summer. For the three months ended March 31, 2014, the Corporation incurred $9,458,000 of business development expenses related to the acquisition.

12.	Subsequent Events

On April 2, 2014, the Corporation paid $19,529,000 million for the remaining 50% interest in a joint venture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW    Martin Marietta Materials, Inc., (the “Corporation”) is the nation’s second largest producer of construction aggregates. The Corporation’s annual consolidated net sales and operating earnings are predominately derived from its Aggregates business, which processes and sells granite, limestone, and other aggregates products, including asphalt, ready mixed concrete and road paving construction services, from a network of nearly 300 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, agricultural, utility and environmental industries.

The Corporation currently conducts its Aggregates business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, eastern Nebraska, North Carolina, North Dakota, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming
Primary Product Lines	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel), asphalt, ready mixed concrete and road paving
Primary Types of Aggregates Locations	Quarries and Distribution Yards	Quarries and Distribution Yards	Quarries and Distribution Yards
Primary Modes of Transportation for Aggregates Product Line	Truck and Rail	Truck, Rail and Water	Truck and Rail

The Corporation also has a Specialty Products segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

CRITICAL ACCOUNTING POLICIES    The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2014.

STRATEGIC INITIATIVES

On January 28, 2014, the Corporation and Texas Industries, Inc. (“TXI”) announced that the Boards of Directors of both companies unanimously approved a definitive merger agreement pursuant to which, subject to the terms and conditions of the merger agreement, the Corporation will acquire all of the outstanding shares of TXI common stock in a tax-free, stock-for-stock transaction (the “proposed business combination with TXI”). The business combination is expected to close in the summer.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP). The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2014 and 2013 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

Gross Margin in Accordance with GAAP

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Gross profit	$25,835	$12,821

Total revenues	$428,629	$383,909

Gross margin	6.0%	3.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Gross profit	$25,835	$12,821

Total revenues	$428,629	$383,909
Less: Freight and delivery revenues	(48,951)	(39,850)

Net sales	$379,678	$344,059

Gross margin excluding freight and delivery revenues	6.8%	3.7%

Operating Margin in Accordance with GAAP

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Loss from operations	$(15,898)	$(23,320)

Total revenues	$428,629	$383,909

Operating margin	(3.7%)	(6.1%)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Loss from operations	$(15,898)	$(23,320)

Total revenues	$428,629	$383,909
Less: Freight and delivery revenues	(48,951)	(39,850)

Net sales	$379,678	$344,059

Operating margin excluding freight and delivery revenues	(4.2%)	(6.8%)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

Impact of Business Development Expenses

Adjusted consolidated loss from operations and adjusted loss per diluted share for the quarter ended March 31, 2014, exclude the impact of business development expenses related to the proposed business combination with TXI, and represent non-GAAP financial measures. Management presents these measures for investors and analysts to evaluate and forecast the Corporation’s financial results, as these business development expenses are nonrecurring costs (in thousands, except per share data).

The following shows the calculation of the impact of business development expenses related to the proposed business combination with TXI on the loss per diluted share for the quarter ended March 31, 2014:

Business development expenses related to the proposed business combination with TXI	$9,458
Income tax benefit	(3,725)

After-tax impact of business development expenses related to the proposed business combination with TXI	$5,733

Diluted average number of common shares outstanding	46,315

Per diluted share impact of business development expenses related to the proposed business combination with TXI	$(0.12)

The following reconciles the loss per diluted share in accordance with generally accepted accounting principles for the quarter ended March 31, 2014, to adjusted loss per diluted share, which excludes the impact of business development expenses related to the proposed business combination with TXI:

Loss per diluted share in accordance with generally accepted accounting principles	$(0.47)
Add back: per diluted share impact of business development expenses related to the proposed business combination with TXI	0.12

Adjusted loss per diluted share	$(0.35)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

The following reconciles consolidated loss from operations in accordance with generally accepted accounting principles for the quarter ended March 31, 2014, to adjusted consolidated loss from operations, which excludes the impact of business development expenses related to the proposed business combination with TXI:

Consolidated loss from operations in accordance with generally accepted accounting principles	$(15,898)
Add back: business development expenses related to the proposed business combination with TXI	9,458

Adjusted consolidated loss from operations	$(6,440)

Significant items for the quarter ended March 31, 2014 (unless noted, all comparisons are versus the prior-year first quarter):

—

Loss per diluted share of $0.47 (includes a $0.12 per diluted share charge for business development expenses related to the proposed business combination with TXI); adjusted loss per diluted share of $0.35 compared with loss per diluted share of $0.61

—	Consolidated net sales of $379.7 million compared with $344.1 million
—	Aggregates product line volume increase of 8.1%; aggregates product line pricing decline of 1.3%, due to geographic and product mix
—	Specialty Products record first-quarter net sales of $57.4 million; earnings from operations of $16.3 million
—	Consolidated gross margin (excluding freight and delivery revenues) of 6.8%, up 310 basis points
—	Consolidated selling, general and administrative expenses (SG&A) decreased 190 basis points as a percentage of net sales
—

Consolidated loss from operations of $15.9 million (includes $9.5 million of business development expenses related to the proposed business combination with TXI); adjusted consolidated loss from operations of $6.4 million compared with consolidated loss from operations of $23.3 million

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2014 and 2013. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$106,533		$110,188
Southeast Group	55,381		51,323
West Group	160,416		127,379

Total Aggregates Business	322,330	100.0	288,890	100.0
Specialty Products	57,348	100.0	55,169	100.0

Total	$379,678	100.0	$344,059	100.0

Gross profit (loss):
Mid-America Group	$(1,547)	(1.5)	$(2,075)	(1.9)
Southeast Group	(2,867)	(5.2)	(4,905)	(9.6)
West Group	12,001	7.5	2,218	1.7

Total Aggregates Business	7,587	2.4	(4,762)	(1.6)
Specialty Products	18,755	32.7	19,582	35.5
Corporate	(507)	--	(1,999)	--

Total	$25,835	6.8	$12,821	3.7

Selling, general & administrative expenses:
Mid-America Group	$12,934		$13,153
Southeast Group	4,209		4,479
West Group	10,933		10,828

Total Aggregates Business	28,076	8.7	28,460	9.9
Specialty Products	2,447	4.3	2,490	4.5
Corporate	3,724	--	6,698	--

Total	$34,247	9.0	$37,648	10.9

(Loss) Earnings from operations:
Mid-America Group	$(11,766)		$(13,963)
Southeast Group	(6,111)		(8,386)
West Group	2,081		(8,126)

Total Aggregates Business	(15,796)	(4.9)	(30,475)	(10.5)
Specialty Products	16,285	28.4	17,078	31.0
Corporate	(16,387)	--	(9,923)	--

Total	$(15,898)	(4.2)	$(23,320)	(6.8)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

Aggregates product line shipments reflect double-digit growth in three of the four end-use markets. Volumes to the nonresidential market represented 34% of quarterly shipments and increased 13%, reflecting growth in the commercial and energy sectors. The residential end-use market accounted for 15% of quarterly shipments, and volumes to this market increased 16%, with notable growth in the Southeast and West Groups. The ChemRock/Rail market accounted for 12% of volumes, with higher ballast and agricultural lime shipments driving this market’s 14% growth.

Shipments to the infrastructure market were flat and comprised the remaining 39% of the aggregates product line. Strength in infrastructure spending was apparent in the West Group, particularly in states with strong department of transportation programs and where alternative financing options, including special-purpose taxes, have been approved. That said, uncertainty remains regarding a successor federal highway bill beyond the September 30 expiration of the Moving Ahead for Progress in the 21st Century Act, or MAP-21. It is generally recognized that additional revenue sources are needed to maintain the Highway Trust Fund’s solvency. Amid this environment, several states, including Colorado, Georgia and Iowa have stated their intentions to take a cautious approach with committing to major projects if federal highway funding is not stabilized by the expiration of MAP-21. While there is executive and legislative support for a successor bill, key provisions are still being deliberated, including duration of the bill, annual funding levels and revenue sources.

Geographically, the West Group reported a 21.5% increase in aggregates product line shipments while the Mid-America and Southeast Groups reported declines of 5.3% and 2.5%, respectively. In addition to the impact of weather, these variances continue to reveal that many western states are operating in the growth mode of the construction cycle, while many eastern states are still transitioning from recovery to growth. Aggregates product line pricing declined 1.3%, due to geographic and product mix. The West Group, in particular the Colorado operations, has lower average selling prices compared with the Mid-America and Southeast Groups. Shipments in the West Group comprised a larger percentage of quarterly shipments in 2014. Additionally, shipments of clean stone, which have a higher average selling price compared with other products, represented a lower percentage of quarterly volumes in 2014. If geographic and product mix had been the same as the prior-year quarter, aggregates product line pricing would have increased approximately 1%.

The vertically-integrated product lines each reported growth in net sales and gross profit. The ready mixed concrete product line achieved a 45% increase in net sales, which reflected volume and pricing improvement of 24% and 9%, respectively. The asphalt product line reported a 9% increase in net sales, due to increased shipments.

Aggregates product line production volumes decreased 2.4% due to weather constraints. As expected, this led to an underabsorption of fixed costs and a higher cost per ton. Although adversely affected by weather, higher net sales more than offset cost challenges and led to a 400-basis-point expansion of the business’ gross margin (excluding freight and delivery revenues).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

Net sales by product line for the Aggregates business are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$263,885	$247,791
Asphalt	10,498	9,633
Ready Mixed Concrete	38,009	26,277
Road Paving	9,938	5,189

Total Aggregates Business	$322,330	$288,890

1Net sales by product line reflect the elimination of inter-product line sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended March 31, 2014
Volume/Pricing Variance (1)	Volume	Pricing
Heritage Aggregates Product Line (2):
Mid-America Group	(5.3%)	2.0%
Southeast Group	(2.5%)	3.5%
West Group	21.5%	(2.6%)
Heritage Aggregates Operations(2)	6.9%	(1.5%)
Aggregates Product Line (3)	8.1%	(1.3%)

	Three Months Ended March 31,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	8,550	9,028
Southeast Group	3,724	3,820
West Group	12,068	9,931

Heritage Aggregates Operations(2)	24,342	22,779
Acquisitions	277	--
Divestitures (4)	--	--

Aggregates Product Line (3)	24,619	22,779

	Three Months Ended March 31,
	2014	2013
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	23,719	22,121
Internal tons used in other product lines	900	658

Total aggregates tons	24,619	22,779

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

The average per-ton selling price for the aggregates product line was $10.82 and $10.97 for the three months ended March 31, 2014 and 2013, respectively.

The Corporation’s vertically-integrated operations include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended March 31,
	2014	2013
Asphalt	$42.26/ton	$42.38/ton
Ready Mixed Concrete	$89.27/yd3	$81.71/yd3

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Asphalt Product Line:
Tons to external customers	248	226
Internal tons used in road paving business	78	35

Total asphalt tons	326	261

Ready Mixed Concrete – cubic yards	407	329

The Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Production and shipment levels for aggregates, asphalt, ready mixed concrete and road paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Given the irregular winter conditions during the first-quarter, production and cost per ton were negatively affected. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, first-quarter results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

The Specialty Products business continued its strong performance and generated record first-quarter net sales of $57.4 million, an increase of 3.9%, over the prior-year quarter. Growth was attributable to the chemicals product line. The business’ gross margin (excluding freight and delivery revenues) of 32.7% declined 280 basis points, primarily due to higher natural gas costs – a direct result of a colder-than-usual winter and the resultant impact on natural gas demand. First-quarter earnings from operations were $16.3 million compared with $17.1 million in the prior-year quarter.

Each of the Aggregates business’ three reportable segments achieved gross margin (excluding freight and delivery revenues) improvement, with the Southeast and West Groups leveraging net sales increases and reporting a 440-and 580-basis-point expansion, respectively. Specialty Products’ gross margin (excluding freight and delivery revenues) was negatively affected by higher natural gas costs and declined 280 basis points.

Consolidated gross margin (excluding freight and delivery revenues) was 6.8% for 2014 compared to 3.7% for 2013. The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2013	$12,821

Aggregates product line:
Volume strength	19,374
Pricing weakness	(3,280)
Cost increases, net	(8,104)

Increase in aggregates product line gross profit	7,990
Vertically-integrated operations	4,359
Specialty Products	(827)
Corporate	1,492

Increase in consolidated gross profit	13,014

Consolidated gross profit, quarter ended March 31, 2014	$25,835

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$10,051	$2,061
Asphalt	(1,426)	(2,455)
Ready Mixed Concrete	2,944	(81)
Road Paving	(3,982)	(4,287)

Total Aggregates Business	7,587	(4,762)
Specialty Products	18,755	19,582
Corporate	(507)	(1,999)

Total	$25,835	$12,821

Consistent with expectations, consolidated SG&A declined $3.4 million, or 190 basis points as a percentage of net sales. Lower pension expense and the absence of information systems upgrade costs incurred in 2013 primarily account for the reduction. The Company incurred $9.5 million of business development expenses related to the pending combination with TXI. Excluding these business development expenses, the adjusted consolidated loss from operations was $6.4 million. This compares with a consolidated loss from operations of $23.3 million in the prior-year quarter and reflects more than 70% improvement from 2013.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations; and research and development costs. For the first quarter, consolidated other operating income and expenses, net, was income of $2.0 million in 2014 compared with income of $1.8 million in 2013. First quarter 2014 included higher gains on the sale of assets compared with 2013. Due to the proposed business combination with TXI, business development expenses increased in 2014 compared to 2013 by $9.5 million.

Other nonoperating income and expenses, net, includes foreign currency translation gains and losses, interest income and equity adjustments for nonconsolidated affiliates. The $2.8 million increase in other nonoperating expenses, net, is due primarily to a $2.3 million increase in the foreign currency translation loss for 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2014 was $6.6 million compared with $18.6 million for the same period in 2013. The decline was attributable to the impact of higher net sales on working capital. Operating cash flow is primarily derived from consolidated net earnings (loss), before deducting depreciation, depletion and amortization, and offset by working capital requirements. Depreciation, depletion and amortization were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Depreciation	$40,107	$40,818
Depletion	1,068	959
Amortization	1,291	1,266

	$42,466	$43,043

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2013 net cash provided by operating activities was $309.0 million compared with $18.6 million for the first three months of 2013.

During the three months ended March 31, 2014, the Corporation invested $36.9 million of capital into its business. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155.0 million in 2014. Comparable full-year capital expenditures were $155.2 million in 2013.

The Corporation, through a wholly-owned consolidated special purpose subsidiary, has a $150 million trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). The Trade Receivable Facility is backed by eligible, as defined, trade receivables, which are originated by the Corporation and then sold to the wholly owned consolidated special purpose subsidiary by the Corporation. The Corporation has the option to request an increase in the commitment amount by up to an additional $100 million in increments of no less than $25 million, subject to receipt of lender commitments for the increased amount. The Corporation has the intent and ability to refinance amounts outstanding using other long-term credit facilities. On April 18, 2014, the Corporation extended the maturity of the Trade Receivable Facility to September 30, 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Corporation did not repurchase any shares of common stock during the three months ended March 31, 2014 and 2013. At March 31, 2014, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization. Under the merger agreement with TXI, repurchases of the Corporation’s common stock will be prohibited until the earlier of the closing of the proposed business combination with TXI or the termination of the merger agreement.

On April 2, 2014, the Corporation paid $19.5 million for the remaining 50% interest in a joint venture.

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

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

At March 31, 2014, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.74 times and was calculated as follows:

Twelve Month Period April 1, 2013 to March 31, 2014
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$128,034
Add back:
Interest expense	52,172
Income tax expense	43,954
Depreciation, depletion and amortization expense	168,060
Stock-based compensation expense	7,171
Deduct:
Interest income	(444)

Consolidated EBITDA, as defined	$398,948

Consolidated debt, including debt for which the Corporation is a co-borrower, at March 31, 2014	$1,091,301

Consolidated debt to consolidated EBITDA, as defined, at March 31, 2014 for the trailing twelve months EBITDA	2.74X

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At March 31, 2014, the Corporation had $327 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility, Term Loan Facility and Trade Receivable Facility at March 31, 2014. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings. As a result of the Corporation’s proposed business combination with TXI, two of its credit rating agencies placed the Corporation’s credit ratings under review for possible downgrade. While management believes its composite credit ratings will remain at an investment-grade level, no assurance can be given that these ratings will remain at current levels, particularly if any opportunities arise to consummate strategic acquisitions.

TRENDS AND RISKS     The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2013. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Company is encouraged by various positive trends in its business and markets, notably:

—	Nonresidential construction is expected to grow in both the heavy industrial and commercial sectors.
—	Shale development and related follow-on public and private construction activities are anticipated to remain strong.
—	The commercial building sector is expected to benefit from improved market fundamentals, such as higher occupancies and rents, strengthened property values and increased real estate lending.
—

Residential construction should continue to grow, driven by historically low mortgage rates, higher multi-family rental rates, rising housing prices; total annual housing starts are expected to exceed one million units for the first time since 2007.

—	For the public sector, authorized highway funding from MAP-21 should increase slightly compared with 2013.
—	Additionally, state initiatives to finance infrastructure projects are expected to grow continuing to play a more expanded role in public-sector activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

Based on these trends and expectations, the Company anticipates:

—

Aggregates end-use markets compared to 2013 levels:  infrastructure shipments to increase slightly; nonresidential shipments to increase in the mid-to-high single digits; residential shipments to experience double-digit growth; and ChemRock/Rail shipments to increase in the low-single digits.

—	Aggregates product line shipments to increase by 4% to 5% compared with 2013 levels.
—	Aggregates product line pricing to increase by 3% to 5% for the year compared with 2013.
—	Aggregates product line direct production cost per ton to decrease slightly compared with 2013.
—	Vertically integrated businesses to generate between $385 million and $405 million of net sales and $40 million to $45 million of gross profit.
—

SG&A expenses as a percentage of net sales to decline compared with 2013, driven in part by $7.9 million of nonrecurring costs related primarily to the 2013 completion of the Company’s information systems upgrade, as well as, lower pension costs.

—	Net sales for the Specialty Products segment to be between $225 million and $235 million, generating $85 million to $90 million of gross profit.
—	Interest expense to remain relatively flat compared with 2013.
—	Estimated effective income tax rate to approximate 29%, excluding discrete events.
—	Capital expenditures to approximate $155 million.

Looking ahead, management is encouraged by numerous macro-economic indicators, including employment growth, which suggests increased construction activity. Management expects private-sector construction to benefit from significant shale energy projects, improvements in general nonresidential construction and further recovery in the housing market. Additionally, following years of underinvestment at the federal level, management expects growth in state-level infrastructure funding initiatives to stimulate public-sector activity. Management believes they are well positioned to capture these opportunities across their markets and build on their momentum to continue creating value for shareholders. Management remains focused on further improving their balance sheet, increasing financial flexibility and enhancing their access to capital, all of which should fuel their long-term growth as they experience rapidly improving market conditions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

OTHER MATTERS     If you are interested in Martin Marietta Materials, Inc. stock, management recommends that, at a minimum, you read the Corporation’s current Annual Report and Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (SEC) over the past year. The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Corporation’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov. You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Forward-looking statements give the investor our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “expect,” “should be,” “believe,” “will”, and other words of similar meaning in connection with future events or future operating or financial performance. Any or all of our forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this press release include, but are not limited to, Congress’ actions and timing surrounding the expiration of MAP-21 in September and uncertainty over the funding mechanism for the Highway Trust Fund; the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in energy-related drilling activity; a slowdown in residential construction recovery; a reduction in shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Specialty Products business, natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

In connection with the proposed business combination with TXI, the Corporation has filed with the SEC a Registration Statement on Form S-4 and Amendment 1 on May 1, 2014, which included a joint proxy statement of the Corporation and TXI and that constitute a prospectus of the Corporation relating to the proposed transaction (which Registration Statement has not yet been declared effective). The Corporation encourages investors and security holders to read the joint proxy statement/prospectus and any other relevant documents filed or to be filed with the SEC by the Corporation or TXI, including the definitive proxy statement/prospectus when they become available, as they contain or will contain important information about the Corporation, TXI and the proposed business combination with TXI. The joint proxy statement/prospectus and other documents relating to the proposed business combination with TXI can be obtained free of charge from the SEC’s website at www.sec.gov. These documents can also be obtained free of charge from the Corporation upon written request to the Corporate Secretary at Martin Marietta Materials, Inc., 2710 Wycliff Road, Raleigh, NC 27607, telephone number (919) 783-4540 or from the Corporation’s website, http://ir.martinmarietta.com or from TXI upon written request to TXI at Investor Relations, Texas Industries, Inc., 1503 LBJ Freeway, Suite 400, Dallas, Texas 75234, telephone number (972) 647-6700 or from TXI’s website, http://investorrelations.txi.com.

This communication is not a solicitation of a proxy from any investor or securityholder. However, the Corporation, TXI and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies in connection with the proposed business combination with TXI under the rules of the SEC. Information regarding the Corporation’s directors and executive officers may be found in its Annual Report for the year ended December 31, 2013 on Form 10-K filed with the SEC on February 24, 2014 and the definitive proxy statement relating to the Corporation’s 2014 Annual Meeting of Shareholders filed with the SEC on April 17, 2014. Information regarding TXI’s directors and executive officers may be found in its Annual Report for the year ended May 31, 2013 on Form 10-K filed with the SEC on July 22, 2013 and the definitive proxy statement relating to its 2013 Annual Meeting of Stockholders filed with the SEC on August 23, 2013. These documents can be obtained free of charge from the sources indicated above. Additional information regarding the interests of these participants and a description of their direct or indirect interests, by security holdings or otherwise, will also be included in the joint proxy statement/prospectus that will be filed by the Corporation and TXI with the SEC when it becomes available.

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

For the Quarter Ended March 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2014

(Continued)

INVESTOR ACCESS TO COMPANY FILINGS     Shareholders may obtain, without charge, a copy of Martin Marietta Materials, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013, by writing to:

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

For the Quarter Ended March 31, 2014

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the three months ended March 31, 2014, unchanged since 2008. The residential construction market accounted for 14% of the Corporation’s aggregates product line shipments in 2013.

Aside from these inherent risks from within its operations, the Corporation’s earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results. In fact, since 2007, the Corporation’s profitability increased when interest rates rose, based on the last twelve months quarterly historical net income regression versus a 10-year U.S. government bond. In essence, the Corporation’s underlying business generally serves as a natural hedge to rising interest rates.

Variable-Rate Borrowing Facilities.    At March 31, 2014, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $150 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $415.4 million, which was the collective outstanding balance at March 31, 2014, would increase interest expense by $4.2 million on an annual basis. The reduction of short-term borrowings may increase interest expense based on currently favorable short-term interest rates.

Pension Expense.    The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

Energy Costs.    Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Corporation. The Corporation does not hedge its diesel fuel price risk. The Specialty Products business has fixed price agreements covering half of its 2014 coal requirements. A hypothetical 10% change in the Corporation’s energy prices in 2014 as compared with 2013, assuming constant volumes, would change 2014 pretax earnings by $19.9 million.

Item 4.  Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

See also “Note 8: Commitments and Contingencies – Litigation Related to the Merger” of the “Notes to Consolidated Financial Statements” of this Form 10-Q.

Item 1A.  Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	--	$--	--	5,041,871
February 1, 2014 – February 28, 2014	--	$--	--	5,041,871
March 1, 2014 – March 31, 2014	--	$--	--	5,041,871

Total	--	$--	--	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

PART II-OTHER INFORMATION

(Continued)

Item 6.  Exhibits.

Exhibit No.	Document

31.01	Certification dated May 5, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 5, 2014	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated May 5, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase