Form 10-Q/A
period 2014-03-31
MARTIN MARIETTA MATERIALS INC
filed 2014-07-23
CIK 916076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Martin Marietta Materials, Inc. (the “Company”) for the period ended March 31, 2014, as originally filed on May 5, 2014 (the “First Quarter 10-Q”), is being filed solely to correct typographical errors in Exhibit 32.01 and Exhibit 32.02 of the First Quarter 10-Q (the “Exhibits”). Due to uncorrected typographical errors, the Exhibits filed with the First Quarter 10-Q incorrectly made reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013, rather than the period ended March 31, 2014. The Company is filing this Amendment No. 1 to ensure that the corrected versions of the written statements of the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 are included with the First Quarter 10-Q in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

This Amendment No.1 is not intended to, nor does it, reflect events occurring after the filing of the First Quarter 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the First Quarter 10-Q on May 5, 2014.

PART II-OTHER INFORMATION
Item 6. Exhibits.

Exhibit No.	Description

32.01	Written Statement dated July 23, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 23, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 23, 2014	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

Martin Marietta Materials, Inc.
Exhibit Index

Exhibit No.	Description

32.01	Written Statement dated July 23, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 23, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002