Form 10-Q
period 2014-06-30
MARTIN MARIETTA MATERIALS INC
filed 2014-08-04
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2014
Common Stock, $0.01 par value	66,918,724

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$34,329	$42,437	$43,712
Accounts receivable, net	343,784	245,421	287,521
Inventories, net	348,168	347,307	348,873
Current deferred income tax benefits	72,413	74,821	79,104
Other current assets	78,007	45,380	47,275

Total Current Assets	876,701	755,366	806,485

Property, plant and equipment	3,970,472	3,976,884	3,843,806
Allowances for depreciation, depletion and amortization	(2,195,098)	(2,177,643)	(2,126,420)

Net property, plant and equipment	1,775,374	1,799,241	1,717,386

Goodwill	616,621	616,621	616,303
Other intangibles, net	46,896	48,591	48,668
Other noncurrent assets	40,451	40,007	42,277

Total Assets	$3,356,043	$3,259,826	$3,231,119

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$2,556	$—
Accounts payable	139,442	103,600	99,960
Accrued salaries, benefits and payroll taxes	17,393	18,114	16,259
Pension and postretirement benefits	2,356	2,026	4,616
Accrued insurance and other taxes	33,014	29,103	30,679
Current maturities of long-term debt and short-term facilities	12,404	12,403	6,169
Accrued interest	7,386	7,349	7,709
Other current liabilities	32,730	35,398	27,141

Total Current Liabilities	244,725	210,549	192,533

Long-term debt	1,072,397	1,018,518	1,087,150
Pension, postretirement and postemployment benefits	82,662	78,489	184,849
Noncurrent deferred income taxes	275,279	279,999	235,505
Other noncurrent liabilities	113,981	97,352	90,415

Total Liabilities	1,789,044	1,684,907	1,790,452

Equity:
Common stock, par value $0.01 per share	463	461	461
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	456,989	432,792	429,936
Accumulated other comprehensive loss	(42,141)	(44,114)	(106,257)
Retained earnings	1,149,388	1,148,738	1,077,998

Total Shareholders’ Equity	1,564,699	1,537,877	1,402,138
Noncontrolling interests	2,300	37,042	38,529

Total Equity	1,566,999	1,574,919	1,440,667

Total Liabilities and Equity	$3,356,043	$3,259,826	$3,231,119

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data) (Unaudited)
Net Sales	$601,937	$507,332	$981,615	$851,390
Freight and delivery revenues	67,288	53,994	116,240	93,844

Total revenues	669,225	561,326	1,097,855	945,234

Cost of sales	466,335	400,336	820,177	731,573
Freight and delivery costs	67,288	53,994	116,240	93,844

Total cost of revenues	533,623	454,330	936,417	825,417

Gross Profit	135,602	106,996	161,438	119,817

Selling, general & administrative expenses	36,566	37,843	70,813	75,492
Business development expenses	3,338	275	12,850	582
Acquisition integration expenses	1,942	—	2,210	—
Other operating income, net	(2,485)	(757)	(4,779)	(2,571)

Earnings from Operations	96,241	69,635	80,344	46,314

Interest expense	12,947	13,619	25,149	27,115
Other nonoperating (income) and expenses, net	(292)	(544)	3,171	78

Earnings from continuing operations before taxes on income	83,586	56,560	52,024	19,121
Income tax expense	23,906	15,098	15,482	6,700

Earnings from Continuing Operations	59,680	41,462	36,542	12,421
(Loss) Gain on discontinued operations, net of related tax (benefit) expense of ($24), $11, ($25) and ($65), respectively	(56)	105	(70)	(183)

Consolidated net earnings	59,624	41,567	36,472	12,238
Less: Net earnings (loss) attributable to noncontrolling interests	103	259	(1,432)	(1,230)

Net Earnings Attributable to Martin Marietta Materials, Inc.	$59,521	$41,308	$37,904	$13,468

Net Earnings Attributable to Martin Marietta Materials, Inc.:
Earnings from continuing operations	$59,577	$41,203	$37,974	$13,651
(Loss) Earnings from discontinued operations	(56)	105	(70)	(183)

	$59,521	$41,308	$37,904	$13,468

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$60,124	$39,999	$39,877	$13,380
Earnings (Loss) attributable to noncontrolling interests	104	262	(1,430)	(1,225)

	$60,228	$40,261	$38,447	$12,155

Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$1.28	$0.89	$0.81	$0.29
Discontinued operations attributable to common shareholders	—	—	—	—

	$1.28	$0.89	$0.81	$0.29

Diluted from continuing operations attributable to common shareholders	$1.27	$0.89	$0.81	$0.29
Discontinued operations attributable to common shareholders	—	—	—	—

	$1.27	$0.89	$0.81	$0.29

Weighted-Average Common Shares Outstanding:
Basic	46,395	46,129	46,355	46,079

Diluted	46,529	46,260	46,477	46,217

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Dollars in Thousands) (Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$36,472	$12,238
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	86,147	85,992
Stock-based compensation expense	4,370	3,981
Gains on divestitures and sales of assets	(1,747)	(422)
Deferred income taxes	(6,433)	9,282
Excess tax benefits from stock-based compensation transactions	(1,922)	(2,253)
Other items, net	3,227	(530)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(98,911)	(65,165)
Inventories, net	(4,269)	(15,838)
Accounts payable	35,842	16,423
Other assets and liabilities, net	17,587	4,764

Net Cash Provided by Operating Activities	70,363	48,472

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(84,737)	(50,002)
Acquisitions, net	(117)	(3,246)
Proceeds from divestitures and sales of assets	2,154	1,874
Repayments from affiliate	529	—
Payment of railcar construction advances	(14,513)	—
Reimbursement of railcar construction advances	14,513	—

Net Cash Used for Investing Activities	(82,171)	(51,374)

Cash Flows from Financing Activities:
Borrowings of long-term debt	100,000	295,500
Repayments of long-term debt	(46,417)	(250,167)
Payments on capital lease obligations	(1,052)	—
Debt issuance costs	(881)	(510)
Change in bank overdraft	(2,556)	—
Dividends paid	(37,254)	(37,068)
Purchase of remaining interest in existing subsidiaries	(19,604)	—
Issuances of common stock	9,542	11,212
Excess tax benefits from stock-based compensation transactions	1,922	2,253

Net Cash Provided by Financing Activities	3,700	21,220

Net (Decrease) Increase in Cash and Cash Equivalents	(8,108)	18,318
Cash and Cash Equivalents, beginning of period	42,437	25,394

Cash and Cash Equivalents, end of period	$34,329	$43,712

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,173	$25,868
Cash paid (received) for income taxes	$3,511	$(6,103)

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity
Balance at December 31, 2013	46,261	$461	$432,792	$(44,114)	$1,148,738	$1,537,877	$37,042	$1,574,919
Consolidated net earnings	—	—	—	—	37,904	37,904	(1,432)	36,472
Other comprehensive earnings	—	—	—	1,973	—	1,973	2	1,975
Dividends declared	—	—	—	—	(37,254)	(37,254)	—	(37,254)
Issuances of common stock for stock award plans	134	2	11,428	—	—	11,430	—	11,430
Stock-based compensation expense	—	—	4,370	—	—	4,370	—	4,370
Purchase of subsidiary shares from noncontrolling interest	—	—	8,399	—	—	8,399	(33,312)	(24,913)

Balance at June 30, 2014	46,395	$463	$456,989	$(42,141)	$1,149,388	$1,564,699	$2,300	$1,566,999

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc., (the “Corporation”) is engaged principally in the construction aggregates business. The Corporation’s aggregates product line accounted for 69% of consolidated 2013 net sales and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s vertically-integrated operations, which include asphalt products, ready mixed concrete and road paving construction services (and which accounted for 19% of consolidated 2013 net sales), are sold and shipped from a network of nearly 300 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The aggregates and vertically-integrated operations are reported collectively as the Corporation’s “Aggregates business”.

Effective January 1, 2014, the Corporation made minor changes to the operations and management reporting structure of its Aggregates business, resulting in an immaterial change to its reportable segments. The Corporation currently conducts its Aggregates business through three reportable segments as follows:

AGGREGATES BUSINESS

Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2014 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. These consolidated financial statements do not reflect the Corporation’s acquisition of Texas Industries, Inc. (“TXI”) on July 1, 2014, which is discussed further in Note 11.

Early Adoption of New Accounting Standard

Effective January 1, 2014, the Corporation early adopted the Financial Accounting Standard Board’s (the “FASB”) final guidance on reporting discontinued operations. The guidance is to be applied prospectively and redefines discontinued operations to be either 1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or 2) a business that, upon acquisition, meets the criteria to be classified as held for sale. The adoption of the accounting standard did not have any effect on the Corporation’s financial position or results of operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Revenue Recognition Standard

The FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments are to be applied on a full retrospective or modified retrospective approach. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. The Corporation is currently evaluating the impact of the provisions of the accounting standard update, and at this time does not expect the impact to be material to its results of operations.

Reclassifications

Prior-year segment information for the Aggregates business presented in Note 9 has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

Comprehensive earnings attributable to Martin Marietta Materials, Inc. is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$59,521	$41,308	$37,904	$13,468
Other comprehensive earnings (loss), net of tax	603	(1,309)	1,973	(88)

Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$60,124	$39,999	$39,877	$13,380

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$103	$259	$(1,432)	$(1,230)
Other comprehensive earnings, net of tax	1	3	2	5

Comprehensive earnings (loss) attributable to noncontrolling interests	$104	$262	$(1,430)	$(1,225)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2014
Balance at beginning of period	$(44,267)	$4,816	$(3,293)	$(42,744)

Other comprehensive earnings before reclassifications, net of tax	(426)	842	—	416
Amounts reclassified from accumulated other comprehensive loss, net of tax	8	—	179	187

Other comprehensive earnings, net of tax	(418)	842	179	603

Balance at end of period	$(44,685)	$5,658	$(3,114)	$(42,141)

	Three Months Ended June 30, 2013
Balance at beginning of period	$(106,296)	$5,323	$(3,975)	$(104,948)

Other comprehensive loss before reclassifications, net of tax	(2,278)	(1,169)	—	(3,447)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,971	—	167	2,138

Other comprehensive earnings, net of tax	(307)	(1,169)	167	(1,309)

Balance at end of period	$(106,603)	$4,154	$(3,808)	$(106,257)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $276,000 and $1,490,000 for the three months ended June 30, 2014 and 2013, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2014
Balance at beginning of period	$(44,549)	$3,902	$(3,467)	$(44,114)

Other comprehensive (loss ) earnings before reclassifications, net of tax	(430)	1,756	—	1,326
Amounts reclassified from accumulated other comprehensive loss, net of tax	294	—	353	647

Other comprehensive earnings, net of tax	(136)	1,756	353	1,973

Balance at end of period	$(44,685)	$5,658	$(3,114)	$(42,141)

	Six Months Ended June 30, 2013
Balance at beginning of period	$(108,189)	$6,157	$(4,137)	$(106,169)

Other comprehensive loss earnings before reclassifications, net of tax	(2,312)	(2,003)	—	(4,315)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3,898	—	329	4,227

Other comprehensive earnings, net of tax	1,586	(2,003)	329	(88)

Balance at end of period	$(106,603)	$4,154	$(3,808)	$(106,257)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $280,000 and $1,512,000 for the six months ended June 30, 2014 and 2013, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets
	Three Months Ended June 30, 2014
Balance at beginning of period	$29,016	$2,155	$31,171
Tax effect of other comprehensive earnings	271	(116)	155

Balance at end of period	$29,287	$2,039	$31,326

	Three Months Ended June 30, 2013
Balance at beginning of period	$69,641	$2,600	$72,241
Tax effect of other comprehensive earnings	201	(108)	93

Balance at end of period	$69,842	$2,492	$72,334

	Six Months Ended June 30, 2014
Balance at beginning of period	$29,198	$2,269	$31,467
Tax effect of other comprehensive earnings	89	(230)	(141)

Balance at end of period	$29,287	$2,039	$31,326

	Six Months Ended June 30, 2013
Balance at beginning of period	$70,881	$2,707	$73,588
Tax effect of other comprehensive earnings	(1,039)	(215)	(1,254)

Balance at end of period	$69,842	$2,492	$72,334

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in
	2014	2013	2014	2013	the consolidated financial statements
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(791)	$(695)	$(1,404)	$(1,403)
Actuarial loss	804	3,955	1,889	7,852

	13	3,260	485	6,449	Cost of sales; Selling, general & administrative expenses
Tax effect	(5)	(1,289)	(191)	(2,551)	Deferred income taxes

	$8	$1,971	$294	$3,898

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$295	$275	$583	$544	Interest expense
Tax effect	(116)	(108)	(230)	(215)	Deferred income taxes

	$179	$167	$353	$329

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings/loss attributable to Martin Marietta Materials, Inc., reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2014 and 2013, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$59,577	$41,203	$37,974	$13,651
Less: Distributed and undistributed earnings attributable to unvested awards	246	197	154	182

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	59,331	41,006	37,820	13,469
Basic and diluted net (loss) earnings available to common shareholders from discontinued operations	(56)	105	(70)	(183)

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$59,275	$41,111	$37,750	$13,286

Basic weighted-average common shares outstanding	46,395	46,129	46,355	46,079
Effect of dilutive employee and director awards	134	131	122	138

Diluted weighted-average common shares outstanding	46,529	46,260	46,477	46,217

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Purchase of Noncontrolling Interest in Joint Venture

On April 2, 2014, the Corporation paid $19,604,000 for the remaining 50% interest in a joint venture.

3.	Inventories, Net

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Finished products	$358,759	$368,334	$366,320
Products in process and raw materials	20,732	16,077	18,701
Supplies and expendable parts	65,287	61,922	59,437

	444,778	446,333	444,458
Less: Allowances	96,610	99,026	95,585

Total	$348,168	$347,307	$348,873

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,006	$298,893	$298,783
7% Debentures, due 2025	124,485	124,471	124,457
6.25% Senior Notes, due 2037	228,165	228,148	228,130
Term Loan Facility, due 2018, interest rate of 1.65% at June 30, 2014; 1.67% at December 31, 2013; and 2.20% at June 30, 2013	242,350	248,441	240,000
Revolving Facility, interest rate of 1.40% at June 30, 2014 and 1.89% at June 30, 2013	40,000	—	50,000
Trade Receivable Facility, interest rate of 0.75% at June 30, 2014; 0.77% at December 31, 2013; and 0.79% at June 30, 2013	150,000	130,000	150,000
Other notes	795	968	1,949

Total debt	1,084,801	1,030,921	1,093,319
Less: Current maturities	12,404	12,403	6,169

Long-term debt	$1,072,397	$1,018,518	$1,087,150

On June 23, 2014, the Corporation priced its offering of $300,000,000 aggregate principal amount of its Floating Rate Senior Notes due 2017 (the “Floating Rate Notes”) and $400,000,000 of its 4.25% Senior Notes due 2024 (the “4.25% Senior Notes” and together with the Floating Rate Notes, the “Notes”). The bond transaction closed and settlement occurred on July 2, 2014. The proceeds from the offering were used to redeem $650,000,000 of 9.25% notes due in 2020 assumed with TXI plus a make-whole premium and accrued interest. In connection with the issuance of the Notes, the Corporation entered into an indenture, dated as of July 2, 2014, between the Corporation and Regions Bank, as trustee, and a Registration Rights Agreement, dated as of July 2, 2014, with respect to the Notes, among the Corporation, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule I to the purchase agreement entered into on June 23, 2014 with respect to the Notes. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR plus 1.10% and may not be redeemed prior to maturity. The 4.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a make-whole redemption price.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation, through a wholly-owned special purpose subsidiary, has a trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). The Trade Receivable Facility is backed by eligible, as defined, trade receivables of $311,792,000, $213,386,000 and $253,020,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, which are originated by the Corporation and then sold to the wholly-owned special purpose subsidiary by the Corporation. The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special purpose subsidiary. At June 30, 2014, December 31, 2013 and June 30, 2013, outstanding borrowings under the Trade Receivable Facility were classified as long-term on the consolidated balance sheet as the Corporation has the intent and ability to refinance amounts outstanding using other long-term credit facilities. The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. On April 18, 2014, the Corporation extended the maturity of the Trade Receivable Facility to September 30, 2014. On July 1, 2014, the Trade Receivable Facility was amended to increase the borrowing capacity from $150,000,000 to $250,000,000.

The Corporation’s Credit Agreement, which provides a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 five-year senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing twelve months (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its rating on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation. The Corporation was in compliance with this Ratio at June 30, 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

Effective June 23, 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000; any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000; and any make-whole fees incurred in connection with the redemption of TXI’s 9.25% senior notes due 2020. The amendment also temporarily increases the maximum Ratio to 3.75x at September 30, 2014. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2014 calculation date.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At June 30, 2014, December 31, 2013 and June 30, 2013, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2014, the Corporation recognized $295,000 and $583,000, respectively, as additional interest expense. For the three and six months ended June 30, 2013, the Corporation recognized $275,000 and $544,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,200,000 until the maturity of the 6.6% Senior Notes in 2018.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Financial Instruments (continued)

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

The carrying values and fair values of the Corporation’s long-term debt were $1,084,801,000 and $1,168,302,000, respectively, at June 30, 2014; $1,030,921,000 and $1,068,324,000, respectively, at December 31, 2013; and $1,093,319,000 and $1,141,592,000, respectively, at June 30, 2013. The estimated fair value of the Corporation’s publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

6.	Income Taxes

	Six Months Ended June 30,
	2014	2013
Estimated effective income tax rate:
Continuing operations	29.8%	35.0%

Discontinued operations	26.4%	26.2%

Consolidated overall	29.8%	35.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Six Months Ended June 30, 2014
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$11,826
Gross increases – tax positions in prior years	1,898
Gross decreases – tax positions in prior years	(173)
Gross increases – tax positions in current year	961

Unrecognized tax benefits at end of period	$14,512

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings.

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may decrease up to $7,123,000, excluding indirect benefits, during the twelve months ending June 30, 2015 as a result of expected settlements with taxing authorities and the expiration of the foreign and domestic statute of limitations for the 2009 and 2010 tax years, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes (continued)

At June 30, 2014, unrecognized tax benefits of $7,939,000 related to interest accruals and permanent income tax differences, net of federal tax benefits, would have favorably affected the Corporation’s effective income tax rate if recognized.

The Corporation’s open tax years subject to federal, foreign or state examinations are 2009 through 2013.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in Thousands)
Service cost	$3,092	$4,060	$51	$56
Interest cost	5,624	5,799	305	251
Expected return on assets	(6,677)	(6,717)	—	—
Amortization of:
Prior service cost (credit)	96	113	(887)	(808)
Actuarial loss (gain)	877	3,949	(73)	6

Net periodic benefit cost (credit)	$3,012	$7,204	$(604)	$(495)

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in Thousands)
Service cost	$7,131	$8,060	$93	$113
Interest cost	12,971	11,512	559	506
Expected return on assets	(15,400)	(13,335)	—	—
Amortization of:
Prior service cost (credit)	223	224	(1,627)	(1,627)
Actuarial loss (gain)	2,022	7,840	(133)	12

Net periodic benefit cost (credit)	$6,947	$14,301	$(1,108)	$(996)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

Borrowing Arrangements with Affiliate

The Corporation is a co-borrower with an unconsolidated affiliate for a $24,000,000 revolving line of credit agreement with Fifth Third Bank. The line of credit expires in August 2014. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from this agreement. The Corporation holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In September 2013, the Corporation loaned $3,402,000 to this unconsolidated affiliate to repay in full the outstanding balance of the affiliate’s loan with Bank of America, N.A. and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount through May 2016. The Corporation holds a lien on the affiliate’s property as collateral for payment under the loan and security agreement. As of June 30, 2014 and December 31, 2013, the amount due from the affiliate related to this loan was $2,455,000 and $2,984,000, respectively.

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of June 30, 2014 and December 31, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$240,526	$217,516	$356,235	$337,056
Southeast Group	75,168	60,442	134,988	116,184
West Group	286,811	222,024	477,598	370,420

Total Aggregates Business	602,505	499,982	968,821	823,660
Specialty Products	66,720	61,344	129,034	121,574

Total	$669,225	$561,326	$1,097,855	$945,234

Net sales:
Mid-America Group	$218,703	$198,215	$325,236	$308,402
Southeast Group	70,725	55,261	126,106	106,584
West Group	250,589	197,224	411,004	324,603

Total Aggregates Business	540,017	450,700	862,346	739,589
Specialty Products	61,920	56,632	119,269	111,801

Total	$601,937	$507,332	$981,615	$851,390

Earnings (Loss) from operations:
Mid-America Group	$57,283	$47,717	$45,517	$33,753
Southeast Group	(1,302)	(5,176)	(7,413)	(13,563)
West Group	30,873	16,395	32,954	8,270

Total Aggregates Business	86,854	58,936	71,058	28,460
Specialty Products	20,995	18,726	37,280	35,804
Corporate	(11,608)	(8,027)	(27,994)	(17,950)

Total	$96,241	$69,635	$80,344	$46,314

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,311,860	$1,242,394	$1,185,684
Southeast Group	606,933	611,906	588,094
West Group	1,084,291	1,030,599	1,077,477

Total Aggregates Business	3,003,084	2,884,899	2,851,255
Specialty Products	151,129	154,024	153,542
Corporate	201,830	220,903	226,322

Total	$3,356,043	$3,259,826	$3,231,119

The Aggregates business includes the aggregates product line and vertically-integrated operations, which include asphalt, ready mixed concrete and road paving product lines. All vertically-integrated operations reside in the West Group. The following tables provide net sales and gross profit by product line for the Aggregates business, which are reconciled to consolidated amounts, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net sales:
Aggregates	$421,974	$357,241	$685,858	$605,031
Asphalt	22,627	18,811	33,125	28,445
Ready Mixed Concrete	52,379	35,305	90,388	61,582
Road Paving	43,037	39,343	52,975	44,531

Total Aggregates Business	540,017	450,700	862,346	739,589
Specialty Products	61,920	56,632	119,269	111,801

Total	$601,937	$507,332	$981,615	$851,390

Gross profit (loss):
Aggregates	$100,142	$78,942	$110,194	$81,003
Asphalt	4,869	4,903	3,443	2,448
Ready Mixed Concrete	6,982	1,869	9,926	1,788
Road Paving	(249)	(284)	(4,231)	(4,571)

Total Aggregates Business	111,744	85,430	119,332	80,668
Specialty Products	23,394	21,284	42,149	40,866
Corporate	464	282	(43)	(1,717)

Total	$135,602	$106,996	$161,438	$119,817

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six Months Ended
	June 30,
	2014	2013
	(Dollars in Thousands)
Other current and noncurrent assets	$(6,139)	$(3,729)
Accrued salaries, benefits and payroll taxes	(755)	(5,366)
Accrued insurance and other taxes	3,911	1,996
Accrued income taxes	16,678	(430)
Accrued pension, postretirement and postemployment benefits	4,281	2,122
Other current and noncurrent liabilities	(389)	10,171

	$17,587	$4,764

The change in accrued income taxes is primarily driven by an increase in the estimated tax provision for 2014. The change in other current and noncurrent liabilities is primarily attributable to estimated settlements with taxing authorities recorded in 2013.

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2014	2013
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$6,333	$—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Business Developments

TXI Business Combination

On July 1, 2014, subsequent to the end of the Corporation’s second quarter and pursuant to the merger agreement (the “Merger Agreement”) dated as of January 27, 2014 by and among the Corporation, Project Holdings, Inc., a wholly-owned subsidiary of the Corporation (“Merger Sub”), and TXI, Merger Sub merged with and into TXI, with TXI surviving as a wholly-owned subsidiary of the Corporation (the “Merger”). As a result of the Merger, each outstanding share of TXI common stock (other than shares owned by TXI, the Corporation or Merger Sub, which were cancelled) was converted into the right to receive 0.70 shares of the Corporation’s common stock, with cash paid in lieu of fractional shares. The Corporation issued approximately 20,300,000 shares of its common stock to former TXI stockholders in connection with the Merger. Based on the Corporation’s closing stock price on July 1, 2014 of $132.00, the aggregate value of the Corporation’s common stock delivered to former TXI stockholders was approximately $2,680,000,000. Additionally, the fair value of outstanding TXI stock options and stock appreciation rights that were converted to the Corporation’s stock awards at the acquisition date will be a component of the total purchase price.

TXI is the largest producer of cement in Texas and a major cement producer in California. TXI is also a major supplier of construction aggregate, ready mixed concrete and concrete products. The combination expands the Corporation’s geographic footprint and positions the Corporation to benefit from the strength of the combined aggregates platform.

The Corporation is in the process of fair valuing assets acquired and liabilities assumed, and as of August 4, 2014, the initial accounting for the business combination has not been completed pending the determination of these values. However, the assets included are cash and cash equivalents; trade receivables; inventories (including finished goods, parts and supplies); deferred income tax assets and liabilities; real property; investments; property, plant and equipment; and intangibles. Liabilities to be assumed are accounts payable; workers’ compensation and property liability accruals; notes payables; defined benefit plans; and litigation accruals.

For the six months ended June 30, 2014, the Corporation incurred $12,781,000 of business development expenses and $2,210,000 of acquisition integration expenses related to this business combination.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Business Developments (continued)

Assets Held for Sale

On June 27, 2014, the Corporation announced that the U.S. Department of Justice (“DOJ”) completed its review of the Corporation’s business transaction with TXI and the Corporation reached an agreement with the DOJ. Under the terms of the agreement, the Corporation will divest an aggregates quarry in Oklahoma and two rail yards in Texas. Assets held for sale are inventory and property, plant and equipment. Liabilities to be transferred with the sale are asset retirement obligations. At June 30, 2014, these assets and liabilities are included with other current assets and other current liabilities, respectively, on the consolidated balance sheet.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

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

AGGREGATES BUSINESS

Reportable Segments	Mid-America Group	Southeast Group	West Group

Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, Missouri, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Primary Product Lines	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel), asphalt, ready mixed concrete and road paving

Primary Types of Aggregates Locations	Quarries and Distribution Yards	Quarries and Distribution Yards	Quarries and Distribution Yards

Primary Modes of Transportation for Aggregates Product Line	Truck and Rail	Truck, Rail and Water	Truck and Rail

The Corporation also has a Specialty Products segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2014.

STRATEGIC INITIATIVES

On July 1, 2014, pursuant to the merger agreement, the Corporation completed the business combination with Texas Industries, Inc. (“TXI”), pursuant to which TXI became a wholly-owned subsidiary of the Corporation.

TXI is the largest producer of cement in Texas and a major cement producer in California. TXI is also a major supplier of construction aggregates, ready mixed concrete and concrete products. The combination expands the Corporation’s geographic footprint and positions the Corporation to benefit from the strength of the combined aggregates platform.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2014 and 2013 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Gross profit	$135,602	$106,996	$161,438	$119,817

Total revenues	$669,225	$561,326	$1,097,855	$945,234

Gross margin	20.3%	19.1%	14.7%	12.7%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Gross profit	$135,602	$106,996	$161,438	$119,817

Total revenues	$669,225	$561,326	$1,097,855	$945,234
Less: Freight and delivery revenues	(67,288)	(53,994)	(116,240)	(93,844)

Net sales	$601,937	$507,332	$981,615	$851,390

Gross margin excluding freight and delivery revenues	22.5%	21.1%	16.4%	14.1%

Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Earnings from operations	$96,241	$69,635	$80,344	$46,314

Total revenues	$669,225	$561,326	$1,097,855	$945,234

Operating margin	14.4%	12.4%	7.3%	4.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Earnings from operations	$96,241	$69,635	$80,344	$46,314

Total revenues	$669,225	$561,326	$1,097,855	$945,234

Less: Freight and delivery revenues	(67,288)	(53,994)	(116,240)	(93,844)

Net sales	$601,937	$507,332	$981,615	$851,390

Operating margin excluding freight and delivery revenues	16.0%	13.7%	8.2%	5.4%

Impact of Business Development and Acquisition Integration Expenses

Adjusted consolidated earnings from operations and adjusted earnings per diluted share for the three and six months ended June 30, 2014, exclude the impact of business development and acquisition integration expenses related to the business combination with TXI, and represent non-GAAP financial measures. Management presents these measures for investors and analysts to evaluate and forecast the Corporation’s financial results, as these business development and acquisition integration expenses are nonrecurring costs (in thousands, except per share data).

The following calculation provides the impact of business development and acquisition integration expenses related to the business combination with TXI on the loss per diluted share for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
Business development and acquisition integration expenses related to the business combination with TXI	$5,265	$14,991
Income tax benefit	(2,073)	(5,905)

After-tax impact of business development and acquisition integration expenses related to the business combination with TXI	$3,192	$9,086

Diluted average number of common shares outstanding	46,529	46,477

Per diluted share impact of business development and acquisition integration expenses related to the business combination with TXI	$(0.07)	$(0.20)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

The following reconciles the earnings per diluted share in accordance with generally accepted accounting principles for the three and six months ended June 30, 2014, to adjusted earnings per diluted share, which excludes the impact of business development and acquisition integration expenses related to the business combination with TXI:

	Three Months Ended	Six Months Ended
Earnings per diluted share in accordance with generally accepted accounting principles	$1.27	$0.81
Add back: per diluted share impact of business development and acquisition integration expenses related to the business combination with TXI	0.07	0.20

Adjusted earnings per diluted share	$1.34	$1.01

The following reconciles consolidated earnings from operations in accordance with generally accepted accounting principles for the three and six months ended June 30, 2014, to adjusted consolidated earnings from operations, which excludes the impact of business development and acquisition integration expenses related to the business combination with TXI:

	Three Months Ended	Six Months Ended
Consolidated earnings from operations in accordance with generally accepted accounting principles	$96,241	$80,344
Add back: business development and acquisition integration expenses related to the business combination with TXI	5,265	14,991

Adjusted consolidated earnings from operations	$101,506	$95,335

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Significant items for the quarter ended June 30, 2014 (unless noted, all comparisons are versus the prior-year quarter):

•	Earnings per diluted share of $1.27 (includes a $0.07 per diluted share charge for business development and acquisition integration expenses related to TXI); adjusted earnings per diluted share of $1.34 compared with earnings per diluted share of $0.89

•	Record consolidated net sales of $601.9 million compared with $507.3 million

•	Aggregates product line volume increase of 12.7%; aggregates product line pricing increase of 5.0%

•	Specialty Products record net sales of $61.9 million and earnings from operations of $21.0 million

•	Consolidated gross margin (excluding freight and delivery revenues) of 22.5%, up 140 basis points

•	Consolidated selling, general and administrative expenses (SG&A) of 6.1% of net sales, a reduction of $1.2 million or 140 basis points

•	Consolidated earnings from operations of $96.2 million (includes $5.3 million of business development expenses related to the TXI acquisition); adjusted consolidated earnings from operations of $101.5 million compared with consolidated earnings from operations of $69.6 million

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2014 and 2013. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$218,703		$198,215
Southeast Group	70,725		55,261
West Group	250,589		197,224

Total Aggregates Business	540,017	100.0	450,700	100.0
Specialty Products	61,920	100.0	56,632	100.0

Total	$601,937	100.0	$507,332	100.0

Gross profit (loss):
Mid-America Group	$68,593	31.4	$61,091	30.8
Southeast Group	3,053	4.3	(551)	(1.0)
West Group	40,098	16.0	24,890	12.6

Total Aggregates Business	111,744	20.7	85,430	19.0
Specialty Products	23,394	37.8	21,284	37.6
Corporate	464	—	282	—

Total	$135,602	22.5	$106,996	21.1

Selling, general & administrative expenses:
Mid-America Group	$13,192		$13,462
Southeast Group	4,577		4,491
West Group	10,746		10,429

Total Aggregates Business	28,515	5.3	28,382	6.3
Specialty Products	2,468	4.0	2,529	4.5
Corporate	5,583	—	6,932	—

Total	$36,566	6.1	$37,843	7.5

Earnings (Loss) from operations:
Mid-America Group	$57,283		$47,717
Southeast Group	(1,302)		(5,176)
West Group	30,873		16,395

Total Aggregates Business	86,854	16.1	58,936	13.1
Specialty Products	20,995	33.9	18,726	33.1
Corporate	(11,608)	—	(8,027)	—

Total	$96,241	16.0	$69,635	13.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Aggregates product line shipments reflect growth in all end-use markets, with overall volume increasing 12.7%. The nonresidential market represented 31% of quarterly shipments and increased 16%, reflecting growth in the energy and commercial sectors. The Corporation continues to benefit from the nation’s increasing investment in shale energy, particularly in South Texas. The residential end-use market accounted for 14% of quarterly shipments, and volumes to this market increased 20%. Growth was strongest in the Southeast and West Groups. The ChemRock/Rail market accounted for 10% of volumes and increased 13% over the prior-year quarter.

Shipments to the infrastructure market comprised the remaining 45% of the aggregates product line and increased 9% over the prior-year quarter. Growth was notable in Texas and Colorado, which each continue to show a commitment to securing alternative financing sources for infrastructure projects. Infrastructure shipments in Texas reflect the benefit of a robust state Department of Transportation program and the nearly $8 billion of projects awarded in 2013. Infrastructure shipments in Colorado also grew significantly reflecting an increased state-level budget as well as reconstruction efforts resulting from the historic flooding in 2013. Additionally, earlier this year, Colorado approved its first public-private partnership project to renovate and expand the U.S. 36 corridor.

The current federal highway bill, Moving Ahead for Progress in the 21st Century Act, or MAP-21, expires on September 30, 2014. While there is bipartisan support for renewing long-term investment in the country’s infrastructure system, Congress has historically authorized continuing resolutions to bridge funding until the passage of a new bill. The Corporation also continues to monitor the status of the Highway Trust Fund. Recently, the House of Representatives passed a plan to provide $10.8 billion to the Highway Trust Fund from a combination of general fund transfers and tax reform and extend MAP-21 under a continuing resolution until May 31, 2015. The Senate is expected to address highway legislation before Congress’ August recess. While the Corporation expects the current uncertainty in federal funding to be resolved, infrastructure shipments in the second half of the year and the first half of 2015 could be negatively affected if funding concerns persist.

As previously noted, aggregates shipments for the West Group increased 22% as compared with the prior year quarter. Aggregates shipments for the Mid-America and Southeast Groups increased 5.1% and 7.3%, respectively. Recovery in eastern states is being led by private sector construction combined with some meaningful infrastructure projects, particularly in North Carolina, Georgia and Florida, where employment growth has accelerated and the residential construction segment is showing signs of more widespread growth. As the eastern U.S. construction recovery strengthens, the Corporation believes it will follow a growth pattern similar to that seen in many western markets.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Aggregates product line pricing increased in each reportable group, led by a 10.3% improvement in the Southeast Group. Based on pricing trends through the first half of the year and mid-year price increases in many geographic areas, the Corporation is reaffirming its full-year aggregates product line pricing guidance.

The vertically-integrated product lines each reported growth in net sales. The ready mixed concrete product line achieved a 48% increase in net sales, which reflected volume and pricing improvement of 27% and 12%, respectively, and led to an 800-basis-point improvement in the product line’s gross margin (excluding freight and delivery revenues). The asphalt product line reported a 20% increase in net sales, due to increased shipments.

Aggregates product line production increased 10.3%, as operations responded to current demand. Production cost per ton declined slightly as increased leverage was partially offset by higher repair costs. In addition to increased production during the quarter, inventory on hand was utilized to meet demand, resulting in an increase in cost of goods sold of $9.3 million. The Aggregates business gross margin (excluding freight and delivery revenues) was 20.7%, a 170-basis-point improvement over the prior-year quarter.

Net sales by product line for the Aggregates business are as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$421,974	$357,241
Asphalt	22,627	18,811
Ready Mixed Concrete	52,379	35,305
Road Paving	43,037	39,343

Total Aggregates Business	$540,017	$450,700

[1]	Net sales by product line reflect the elimination of inter-product line sales.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended June 30, 2014
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	5.1%	4.9%
Southeast Group	7.3%	10.3%
West Group	22.2%	4.6%
Heritage Aggregates Operations(2)	11.6%	4.7%
Aggregates Product Line (3)	12.7%	5.0%

	Three Months Ended June 30,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	18,626	17,724
Southeast Group	4,586	4,273
West Group	15,371	12,576

Heritage Aggregates Operations(2)	38,583	34,573
Acquisitions	390	—
Divestitures (4)	1	1

Aggregates Product Line (3)	38,974	34,574

	Three Months Ended June 30,
	2014	2013
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	37,417	33,286
Internal tons used in other product lines	1,557	1,288

Total aggregates tons	38,974	34,574

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

The average per-ton selling price for the aggregates product line was $11.00 and $10.48 for the three months ended June 30, 2014 and 2013, respectively.

The Corporation’s vertically-integrated operations include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended June 30,
	2014	2013
Asphalt	$42.06/ton	$42.55/ton
Ready Mixed Concrete	$92.23/yd3	$82.29/yd3

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Asphalt Product Line:
Tons to external customers	458	382
Internal tons used in road paving business	492	461

Total asphalt tons	950	843

Ready Mixed Concrete – cubic yards	552	436

The Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Production and shipment levels for aggregates, asphalt, ready mixed concrete and road paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, first-half results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Each of the Aggregates business’ three reportable segments leveraged net sales increases to achieve gross margin (excluding freight and delivery revenues) improvement over the prior-year quarter.

Asphalt and ready mixed concrete businesses continued to experience volume increases while ready mixed concrete improved its average selling price, ending the quarter with net sales of $52.4 million compared to $35.3 million. The slight decline in asphalt pricing is primarily due to a special project in the Central Texas Aggregate District in the Southwest Division during the prior-year quarter. The average selling price for this district was negatively affected by $11.03 due to the absence of the project.

The Specialty Products business continued its strong performance and generated record net sales of $61.9 million, an increase of 9.3%, over the prior-year quarter. Growth was primarily attributable to the chemicals product line. The business’ gross margin (excluding freight and delivery revenues) of 37.8% increased 20 basis points over the prior-year quarter’s gross margin of 37.6%. Second-quarter earnings from operations were $21.0 million compared with $18.7 million in the prior-year quarter.

Consolidated gross margin (excluding freight and delivery revenues) was 22.5% for 2014 compared to 21.1% for 2013. The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2013	$106,996

Aggregates product line:
Volume strength	46,755
Pricing strength	17,978
Cost increases, net	(43,533)

Increase in aggregates product line gross profit	21,200
Vertically-integrated operations	5,114
Specialty Products	2,110
Corporate	182

Increase in consolidated gross profit	28,606

Consolidated gross profit, quarter ended June 30, 2014	$135,602

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$100,142	$78,942
Asphalt	4,869	4,903
Ready Mixed Concrete	6,982	1,869
Road Paving	(249)	(284)

Total Aggregates Business	111,744	85,430
Specialty Products	23,394	21,284
Corporate	464	282

Total	$135,602	$106,996

Consistent with expectations, consolidated SG&A declined $1.3 million, or 140 basis points as a percentage of net sales. Lower pension expense and the absence of information systems upgrade costs incurred in 2013 primarily account for the decrease in 2014. The Corporation incurred $5.3 million of business development and acquisition integration expenses related to the business combination with TXI. Excluding these business development and acquisition integration expenses, adjusted consolidated earnings from operations were $101.5 million. This compares with consolidated earnings from operations of $69.6 million in the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations; and research and development costs. For the second quarter, consolidated other operating income and expenses, net, was income of $2.5 million in 2014 compared with income of $0.8 million in 2013. Second quarter 2014 included higher gains on the sale of assets compared with 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Six Months Ended June 30

Significant items for the six months ended June 30, 2014 (unless noted, all comparisons are versus the prior-year period):

•	Earnings per diluted share of $0.81 (includes a $0.20 per diluted share charge for business development and acquisition integration expenses related to the business combination with TXI); adjusted earnings per diluted share of $1.01 compared with earnings per diluted share of $0.29

•	Consolidated net sales of $981.6 million, up 15.3%, compared with $851.4 million

•	Aggregates product line volume up 10.9%; aggregates product line pricing up 2.4%

•	Specialty Products net sales of $119.3 million and earnings from operations of $37.3 million

•	Consolidated SG&A down 170 basis points as a percentage of net sales

•	Consolidated earnings from operations of $80.3 million (includes $15.0 million of business development and acquisition integration expenses related to the business combination with TXI); adjusted consolidated earnings from operations of $95.3 million compared with $46.3 million

The following table presents net sales, gross profit, selling, general and administrative expenses and earnings from operations data for the Corporation and its reportable segments for the six months ended June 30, 2014 and 2013. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Mid-America Group	$325,236		$308,402
Southeast Group	126,106		106,584
West Group	411,004		324,603

Total Aggregates Business	862,346	100.0	739,589	100.0
Specialty Products	119,269	100.0	111,801	100.0

Total	$981,615	100.0	$851,390	100.0

Gross profit (loss):
Mid-America Group	$67,046	20.6	$59,015	19.1
Southeast Group	187	0.1	(5,456)	(5.1)
West Group	52,099	12.7	27,109	8.4

Total Aggregates Business	119,332	13.8	80,668	10.9
Specialty Products	42,149	35.3	40,866	36.6
Corporate	(43)	—	(1,717)	—

Total	$161,438	16.4	$119,817	14.1

Selling, general & administrative expenses:
Mid-America Group	$26,126		$26,615
Southeast Group	8,785		8,970
West Group	21,680		21,257

Total Aggregates Business	56,591	6.6	56,842	7.7
Specialty Products	4,914	4.1	5,020	4.5
Corporate	9,308	—	13,630	—

Total	$70,813	7.2	$75,492	8.9

Earnings (Loss) from operations:
Mid-America Group	$45,517		$33,753
Southeast Group	(7,413)		(13,563)
West Group	32,954		8,270

Total Aggregates Business	71,058	8.2	28,460	3.8
Specialty Products	37,280	31.3	35,804	32.0
Corporate	(27,994)	—	(17,950)	—

Total	$80,344	8.2	$46,314	5.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Net sales by product line for the Aggregates business are as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Net sales[1]:
Aggregates	$685,858	$605,031
Asphalt	33,125	28,445
Ready Mixed Concrete	90,388	61,582
Road Paving	52,975	44,531

Total Aggregates Business	$862,346	$739,589

[1]	Net sales by product line reflect the elimination of inter-product line sales.

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Six Months Ended June 30, 2014
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	1.6%	3.7%
Southeast Group	2.7%	7.1%
West Group	21.9%	1.4%
Heritage Aggregates Operations(2)	9.7%	2.2%
Aggregates Product Line (3)	10.9%	2.4%

	Six Months Ended June 30,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	27,176	26,753
Southeast Group	8,310	8,093
West Group	27,439	22,506

Heritage Aggregates Operations(2)	62,925	57,352
Acquisitions	667	—
Divestitures (4)	1	2

Aggregates Product Line (3)	63,593	57,354

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

	Six Months Ended June 30,
	2014	2013
	(tons in thousands)
Shipments
Aggregates Product Line (3):
Tons to external customers	61,136	55,408
Internal tons used in other product lines	2,457	1,946

Total aggregates tons	63,593	57,354

(1)	Volume/pricing variances reflect the percentage increase / (decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period and exclude divestitures.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
(4)	Divestitures include the tons related to divested aggregates product line operations up to the date of divestiture.

The per-ton average selling price for the aggregates product line was $10.93 and $10.67 for the six months ended June 30, 2014 and 2013, respectively.

Average selling prices by product line for the Corporation’s vertically-integrated operations are as follows:

	Six Months Ended June 30,
	2014	2013
Asphalt	$42.11/ton	$42.51/ton
Ready Mixed Concrete	$90.97/yd3	$82.04/yd3

Unit shipments by product line for the Corporation’s vertically-integrated operations are as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Asphalt Product Line:
Tons to external customers	706	608
Internal tons used in road paving business	570	496

Total asphalt tons	1,276	1,104

Ready Mixed Concrete – cubic yards	959	765

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

For 2014, Specialty Products’ net sales of $119.3 million increased $7.5 million, or 6.7%, over the prior-year period. Earnings from operations were $37.3 million compared with $35.8 million.

Consolidated gross margin (excluding freight and delivery revenues) was 16.4% for 2014 versus 14.1% for 2013. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2013	$119,817

Aggregates product line:
Pricing strength	65,915
Volume strength	14,912
Cost increases, net	(51,636)

Increase in aggregates product line gross profit	29,191
Vertically-integrated operations	9,473
Specialty Products	1,283
Corporate	1,674

Increase in consolidated gross profit	41,621

Consolidated gross profit, six months ended June 30, 2014	$161,438

Gross profit (loss) by business is as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Gross profit (loss):
Aggregates	$110,194	$81,003
Asphalt	3,443	2,448
Ready Mixed Concrete	9,926	1,788
Road Paving	(4,231)	(4,571)

Total Aggregates Business	119,332	80,668
Specialty Products	42,149	40,866
Corporate	(43)	(1,717)

Total	$161,438	$119,817

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Consolidated SG&A expenses were 7.2% of net sales, down 170 basis points compared with the prior-year period. Similar to the quarterly performance, the decline is primarily attributable to lower pension expense and the absence of the information systems upgrade in 2013.

During the six months ended June 30, 2014, the Corporation incurred $15.0 million of business development and acquisition integration expenses related to a business combination with TXI.

For the first six months, consolidated other operating income and expenses, net, was income of $4.8 million in 2014 compared with income of $2.6 million in 2013, due in part to higher gains on the sale of assets in 2014.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments. Consolidated other nonoperating income and expenses, net, for the six months ended June 30 was an expense of $3.2 million in 2014 compared with expense of $0.1 million in 2013, primarily driven by increased losses from nonconsolidated affiliates and higher losses on foreign currency exchange.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2014 was $70.4 million compared with $48.5 million for the same period in 2013. The increase was attributable to higher earnings. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Depreciation	$80,952	$81,097
Depletion	2,696	2,283
Amortization	2,499	2,612

	$86,147	$85,992

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2013 net cash provided by operating activities was $309.0 million compared with $48.5 million for the first six months of 2013.

During the six months ended June 30, 2014, the Corporation invested $84.7 million of capital into its business. Full-year capital spending, exclusive of acquisitions, if any, is expected to be approximately $155.0 million in 2014. Comparable full-year capital expenditures were $155.2 million in 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

On April 2, 2014, the Corporation paid $19.6 million for the remaining 50% interest in a joint venture.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Corporation did not repurchase any shares of common stock during the six months ended June 30, 2014 and 2013. At June 30, 2014, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Corporation, through a wholly-owned special purpose subsidiary, has a trade receivable securitization facility with SunTrust Bank and certain other lenders that may become a party to the facility from time to time (the “Trade Receivable Facility”). The Trade Receivable Facility is backed by eligible, as defined, trade receivables, which are originated by the Corporation and then sold to the wholly-owned special purpose subsidiary by the Corporation. Although the Corporation expects to extend the facility beyond its current maturity, it has the intent and ability to refinance amounts outstanding using other long-term credit facilities. On April 18, 2014, the Corporation extended the maturity of the Trade Receivable Facility to September 30, 2014. On July 1, 2014, the Trade Receivable Facility was amended to increase the borrowing capacity from $150 million to $250 million.

On June 23, 2014, the Corporation priced its offering of $300,000,000 aggregate principal amount of its Floating Rate Senior Notes due 2017 (the “Floating Rate Notes”) and $400,000,000 of its 4.25% Senior Notes due 2024 (the “4.25% Senior Notes” and together with the Floating Rate Notes, the “Notes”). The bond transaction closed and settlement occurred on July 2, 2014. The proceeds from the offering were used to redeem $650 million of 9.25% notes due in 2020 assumed with TXI plus a make-whole premium and accrued unpaid interest. In connection with the issuance of the Notes, the Corporation entered into an indenture, dated as of July 2, 2014, between the Corporation and Regions Bank, as trustee, and a Registration Rights Agreement, dated as of July 2, 2014, with respect to the Notes, among the Corporation, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC. The Floating Rate Senior Notes bear interest at a rate equal to the three-month LIBOR plus 1.10% and may not be redeemed prior to maturity. The 4.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a make-whole redemption price.

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

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

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

Effective June 23, 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000; any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000; and any make-whole fees incurred in connection with the redemption of TXI’s 9.25% senior notes due 2020. The amendment also temporarily increases the maximum Ratio to 3.75x at September 30, 2014. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2014 calculation date.

The Corporation expects to make cash payments of approximately $195,000,000 during the second half of the year for business development expenses, acquisition integration expenses and the make-whole premium to redeem the publicly traded debt assumed with TXI.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

At June 30, 2014, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.49 times and was calculated as follows:

Twelve Month Period July 1, 2013 to June 30, 2014
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$146,409
Add back:
Interest expense	51,501
Income tax expense	52,759
Depreciation, depletion and amortization expense	171,578
Stock-based compensation expense	7,397
Business development expenses related to the business combination with TXI	14,182
Acquisition integration expenses related to the business combination with TXI	2,210
Deduct:
Interest income	(491)

Consolidated EBITDA, as defined	$445,545

Consolidated debt, including debt for which the Corporation is a co-borrower, at June 30, 2014	$1,108,248

Consolidated debt to consolidated EBITDA, as defined, at June 30, 2014 for the trailing twelve months EBITDA	2.49x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At June 30, 2014, the Corporation had $307 million of unused borrowing capacity under its Revolving Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility, Term Loan Facility and Trade Receivable Facility at June 30, 2014. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2013. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Corporation is encouraged by various positive trends in its business and markets, notably:

•	Nonresidential construction is expected to grow in both the heavy industrial and commercial sectors.

•	Shale development and related follow-on public and private construction activities are anticipated to remain strong.

•	The commercial building sector is expected to benefit from improved market fundamentals, such as higher occupancies and rents, strengthened property values and increased real estate lending.

•	Residential construction should continue to grow, driven by historically low levels of construction activity over the previous several years together with low mortgage rates, higher multi-family rental rates and rising housing prices. Total annual housing starts are anticipated to exceed one million units for the first time since 2007.

•	For the public sector, authorized highway funding from MAP-21 should increase slightly compared with 2013.

•	Additionally, state initiatives to finance infrastructure projects are expected to grow and continue to play an expanded role in public-sector activity.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

Based on these trends and expectations, the Corporation anticipates the following, which excludes the impact of the TXI acquisition:

•	Heritage aggregates end-use markets compared to 2013 levels: infrastructure shipments to increase slightly; nonresidential shipments to increase in the high single digits; residential shipments to experience double-digit growth; and ChemRock/Rail shipments to increase in the mid-to-high single digits.

•	Heritage aggregates product line shipments to increase by 6% to 8% compared with 2013 levels.

•	Heritage aggregates product line pricing to increase by 3% to 5% for the year compared with 2013.

•	Heritage aggregates product line direct production cost per ton to decrease slightly compared with 2013.

•	Heritage vertically integrated businesses to generate between $385 million and $405 million of net sales and $40 million to $45 million of gross profit.

•	Heritage SG&A expenses as a percentage of net sales to decline compared with 2013, driven in part by $7.9 million of nonrecurring costs related primarily to the 2013 completion of the Corporation’s information systems upgrade, as well as lower pension costs.

•	Net sales for the Specialty Products segment to be between $225 million and $235 million, generating $85 million to $90 million of gross profit.

•	Interest expense to remain relatively flat compared with 2013.

•	Estimated effective income tax rate to approximate 29%, excluding discrete events.

•	Capital expenditures to approximate $155 million.

The full-year outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risks to the Corporation’s 2014 performance will be Congress’ actions and timing surrounding the expiration of MAP-21 and uncertainty over the funding mechanism for the Highway Trust Fund. Further, additional government shutdown(s) and the impact of The Patient Protection and Affordable Care Act may further erode consumer confidence, which may negatively impact investment in construction projects. While both MAP-21 and The Transportation Infrastructure Finance and Innovation Act (TIFIA) credit assistance are excluded from the U.S. debt ceiling limit, this issue may have a significant impact on the economy and, consequently, construction activity. Other risks related to the Corporation’s future performance include, but are not limited to, both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction, a decline in energy-related drilling activity resulting from certain regulatory or economic factors, a slowdown in the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and declining coal traffic on the railroads; and the possibility that expected synergies and operating efficiencies in connection with the TXI acquisition are not realized within the expected time-frames or at all. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. North Carolina, a state that disproportionately affects the Corporation’s revenue and profitability, is among the states experiencing these fiscal pressures, although recent statistics indicate that transportation and tax revenues are increasing. The Specialty Products business essentially runs at capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

The Corporation’s principal business serves customers in aggregates-related construction markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy and raw material prices, both directly and indirectly. Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Specialty Products business is sensitive to changes in domestic steel capacity utilization and the absolute price and fluctuations in the cost of natural gas.

Transportation in the Corporation’s long-haul network, particularly the supply of rail cars and locomotive power to move trains, affects the Corporation’s ability to efficiently transport material into certain markets, most notably Texas, Florida and the Gulf Coast. The availability of trucks and drivers to transport the Corporation’s product, particularly in markets experiencing increased demand due to energy-sector activity, is also a risk. The Aggregates business is also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

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

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

The Corporation’s future performance is also exposed to risks from tax reform at the federal and state levels.

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

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results. Forward-looking statements give the investor management’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “expect,” “should be,” “believe,” “will”, and other words of similar meaning in connection with future events or future operating or financial performance. Any or all of our forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to, Congress’ actions and timing surrounding the expiration of MAP-21 and uncertainty over the funding mechanism for the Highway Trust Fund; the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in North Carolina, one of the Corporation’s largest and most profitable states, and Texas, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in energy-related drilling activity; a slowdown in residential construction recovery; a reduction in shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Specialty Products business,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

(Continued)

natural gas; continued increases in the cost of other repair and supply parts; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

In connection with the business combination with TXI, the Corporation has filed with the SEC a Registration Statement on Form S-8 on July 2, 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2014

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

For the Quarter Ended June 30, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the infrastructure construction market, has already been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels beyond the expiration of MAP-21. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the six months ended June 30, 2014, unchanged since 2008. The residential construction market accounted for 14% of the Corporation’s aggregates product line shipments in 2013.

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

Variable-Rate Borrowing Facilities. At June 30, 2014, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $432.4 million, which was the collective outstanding balance at June 30, 2014, would increase interest expense by $4.3 million on an annual basis.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Corporation. The Corporation does not hedge its diesel fuel price risk. The Specialty Products business has fixed price agreements covering all of its 2014 coal requirements. A hypothetical 10% change in the Corporation’s energy prices in 2014 as compared with 2013, assuming constant volumes, would change 2014 pretax earnings by $19.9 million.

Item 4. Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 –April 30, 2014	—	$—	—	5,041,871
May 1, 2014 – May 31, 2014	—	$—	—	5,041,871
June 1, 2014 – June 30, 2014	—	$—	—	5,041,871

Total	—	$—	—	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

PART II-OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated August 4, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 4, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 4, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 4, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 4, 2014	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated August 4, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 4, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 4, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 4, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase