Form 10-Q
period 2014-09-30
MARTIN MARIETTA MATERIALS INC
filed 2014-11-03
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2014
Common Stock, $0.01 par value	67,270,055

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$73,597	$42,437	$57,241
Accounts receivable, net	523,928	245,421	331,030
Inventories, net	475,293	347,307	350,438
Current deferred income tax benefits	90,136	74,821	77,005
Other current assets	49,844	45,380	29,955

Total Current Assets	1,212,798	755,366	845,669

Property, plant and equipment	5,624,761	3,976,884	3,942,138
Allowances for depreciation, depletion and amortization	(2,246,810)	(2,177,643)	(2,159,520)

Net property, plant and equipment	3,377,951	1,799,241	1,782,618

Goodwill	2,043,320	616,621	616,634
Operating permits, net	501,734	17,041	17,199
Other intangibles, net	97,488	31,550	31,836
Real estate and other investments	63,766	9,785	10,094
Other noncurrent assets	41,801	30,222	33,055

Total Assets	$7,338,858	$3,259,826	$3,337,105

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$2,556	$10,437
Accounts payable	230,206	103,600	111,266
Accrued salaries, benefits and payroll taxes	54,062	18,114	20,655
Pension and postretirement benefits	7,351	2,026	1,992
Accrued insurance and other taxes	70,653	29,103	34,444
Current maturities of long-term debt and short-term facilities	14,331	12,403	6,169
Other current liabilities	60,395	42,747	41,469

Total Current Liabilities	436,998	210,549	226,432

Long-term debt	1,603,944	1,018,518	1,107,192
Pension, postretirement and postemployment benefits	144,077	78,489	171,695
Noncurrent deferred income taxes	633,951	279,999	243,858
Other noncurrent liabilities	144,275	97,352	89,045

Total Liabilities	2,963,245	1,684,907	1,838,222

Equity:
Common stock, par value $0.01 per share	671	461	461
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,239,709	432,792	431,122
Accumulated other comprehensive loss	(43,281)	(44,114)	(102,710)
Retained earnings	1,176,121	1,148,738	1,131,276

Total Shareholders’ Equity	4,373,220	1,537,877	1,460,149
Noncontrolling interests	2,393	37,042	38,734

Total Equity	4,375,613	1,574,919	1,498,883

Total Liabilities and Equity	$7,338,858	$3,259,826	$3,337,105

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Data) (Unaudited)
Net Sales	$917,942	$600,457	$1,899,557	$1,451,848
Freight and delivery revenues	85,781	64,863	202,021	158,707

Total revenues	1,003,723	665,320	2,101,578	1,610,555

Cost of sales	722,349	457,349	1,542,527	1,188,923
Freight and delivery costs	85,781	64,863	202,021	158,707

Total cost of revenues	808,130	522,212	1,744,548	1,347,630

Gross Profit	195,593	143,108	357,030	262,925

Selling, general & administrative expenses	48,427	37,140	119,239	112,632
Acquisition-related expenses, net	26,118	89	41,178	671
Other operating expenses (income), net	5,092	(2,964)	313	(5,535)

Earnings from Operations	115,956	108,843	196,300	155,157

Interest expense	19,805	13,518	44,954	40,633
Other nonoperating (income) and expenses, net	(1,841)	101	1,330	179

Earnings from continuing operations before taxes on income	97,992	95,224	150,016	114,345
Income tax expense	44,089	22,915	59,571	29,615

Earnings from Continuing Operations	53,903	72,309	90,445	84,730
Loss on discontinued operations, net of related tax benefit of $28, $185, $53 and $250, respectively	(69)	(271)	(140)	(454)

Consolidated net earnings	53,834	72,038	90,305	84,276
Less: Net earnings (loss) attributable to noncontrolling interests	91	202	(1,341)	(1,028)

Net Earnings Attributable to Martin Marietta Materials, Inc.	$53,743	$71,836	$91,646	$85,304

Net Earnings Attributable to Martin Marietta Materials, Inc.:
Earnings from continuing operations	$53,812	$72,107	$91,786	$85,758
Loss from discontinued operations	(69)	(271)	(140)	(454)

	$53,743	$71,836	$91,646	$85,304

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$52,603	$75,384	$92,479	$88,763
Earnings (Loss) attributable to noncontrolling interests	93	205	(1,337)	(1,020)

	$52,696	$75,589	$91,142	$87,743

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$0.80	$1.56	$1.71	$1.85
Discontinued operations attributable to common shareholders	—	(0.01)	—	(0.01)

	$0.80	$1.55	$1.71	$1.84

Diluted from continuing operations attributable to common shareholders	$0.79	$1.55	$1.70	$1.85
Discontinued operations attributable to common shareholders	—	(0.01)	—	(0.01)

	$0.79	$1.54	$1.70	$1.84

Weighted-Average Common Shares Outstanding:
Basic	67,086	46,244	53,342	46,134

Diluted	67,495	46,349	53,559	46,261

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.20

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands) (Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$90,305	$84,276
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	154,079	130,097
Stock-based compensation expense	6,381	5,408
Gains on divestitures and sales of assets	(47,815)	(1,003)
Deferred income taxes	44,970	19,194
Excess tax benefits from stock-based compensation transactions	(2,354)	(1,990)
Other items, net	1,766	(739)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(120,139)	(108,134)
Inventories, net	1,283	(14,771)
Accounts payable	26,515	27,729
Other assets and liabilities, net	46,637	25,578

Net Cash Provided by Operating Activities	201,628	165,645

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(138,570)	(102,342)
Acquisitions, net	(174)	(64,432)
Cash received in acquisition	59,887	—
Proceeds from divestitures and sales of assets	113,158	3,208
Repayments from (Loan to) affiliate	850	(3,402)
Payment of railcar construction advances	(14,513)	—
Reimbursement of railcar construction advances	14,513	—

Net Cash Provided by (Used for) Investing Activities	35,151	(166,968)

Cash Flows from Financing Activities:
Borrowings of long-term debt	868,762	355,500
Repayments of long-term debt	(1,024,052)	(290,192)
Payments on capital lease obligations	(2,177)	—
Debt issuance costs	(2,402)	(510)
Change in bank overdraft	(2,556)	10,437
Dividends paid	(64,263)	(55,626)
Purchase of remaining interest in existing subsidiaries	(19,480)	—
Issuances of common stock	38,195	11,571
Excess tax benefits from stock-based compensation transactions	2,354	1,990

Net Cash (Used for) Provided by Financing Activities	(205,619)	33,170

Net Increase in Cash and Cash Equivalents	31,160	31,847
Cash and Cash Equivalents, beginning of period	42,437	25,394

Cash and Cash Equivalents, end of period	$73,597	$57,241

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$56,162	$28,621
Cash paid for income taxes	$6,011	$1,432

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF TOTAL EQUITY

(Unaudited)

	Shares of					Total
	Common	Common	Additional	Accumulated Other	Retained	Shareholders’	Noncontrolling	Total
(in thousands)	Stock	Stock	Paid-in Capital	Comprehensive Loss	Earnings	Equity	Interests	Equity
Balance at December 31, 2013	46,261	$461	$432,792	$(44,114)	$1,148,738	$1,537,877	$37,042	$1,574,919
Consolidated net earnings	—	—	—	—	91,646	91,646	(1,341)	90,305
Other comprehensive earnings	—	—	—	833	—	833	4	837
Dividends declared	—	—	—	—	(64,263)	(64,263)	—	(64,263)
Issuances of common stock, stock options and stock appreciation rights for TXI acquisition	20,309	203	2,751,670	—	—	2,751,873	—	2,751,873
Issuances of common stock for stock award plans	688	7	40,467	—	—	40,474	—	40,474
Stock-based compensation expense	—	—	6,381	—	—	6,381	—	6,381
Purchase of remaining interest in existing subsidiaries	—	—	8,399	—	—	8,399	(33,312)	(24,913)

Balance at September 30, 2014	67,258	$671	$3,239,709	$(43,281)	$1,176,121	$4,373,220	$2,393	$4,375,613

See accompanying notes to consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta (the “Corporation”) is engaged principally in the construction aggregates business. The Corporation’s aggregates product line includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s aggregates-related downstream product lines, which include asphalt products, ready mixed concrete and road paving construction services, are sold and shipped from a network of approximately 420 quarries, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The aggregates and aggregates-related downstream product lines are reported collectively as the “Aggregates business”.

Effective January 1, 2014, the Corporation made minor changes to the operations and management reporting structure of its Aggregates business, resulting in an immaterial change to its reportable segments. The Corporation currently conducts the Aggregates business through three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

AGGREGATES BUSINESS

Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

The Corporation has a Cement segment, which is comprised of cement operations acquired from Texas Industries, Inc. (“TXI”) with production facilities located in Midlothian, Texas, south of Dallas/Fort Worth; Hunter Texas, south of San Antonio; and Oro Grande, near Los Angeles, California. See Note 2 for additional information on the acquisition. The cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The limestone reserves used as a raw material are located on owned property adjacent to each of the plants. The Corporation also operates cement terminals, a packaging facility at the Crestmore plant near Riverside, California, and its Portland cement grinding facility on an as needed basis.

The Corporation has a Specialty Products segment with manufacturing facilities in Manistee, Michigan and Woodville, Ohio. The Specialty Products segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the adoption of a new accounting standard (see page 9), the Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2014 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

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

Revenue Recognition Standard

The FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 and can be applied on a full retrospective or modified retrospective approach. The Corporation is currently evaluating the impact of the provisions of the new standard, and at this time does not expect the impact to be material to its results of operations.

Reclassifications

Prior-year segment information for the Aggregates business presented in Note 10 has been reclassified to conform to the presentation of the Corporation’s current reportable segments. In addition, certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta	$53,743	$71,836	$91,646	$85,304
Other comprehensive (loss) earnings, net of tax	(1,140)	3,548	833	3,459

Comprehensive earnings attributable to Martin Marietta	$52,603	$75,384	$92,479	$88,763

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$91	$202	$(1,341)	$(1,028)
Other comprehensive earnings, net of tax	2	3	4	8

Comprehensive earnings (loss) attributable to noncontrolling interests	$93	$205	$(1,337)	$(1,020)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

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

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2014
Balance at beginning of period	$(44,685)	$5,658	$(3,114)	$(42,141)

Other comprehensive loss before reclassifications, net of tax	—	(1,466)	—	(1,466)
Amounts reclassified from accumulated other comprehensive loss, net of tax	146	—	180	326

Other comprehensive earnings (loss), net of tax	146	(1,466)	180	(1,140)

Balance at end of period	$(44,539)	$4,192	$(2,934)	$(43,281)

	Three Months Ended September 30, 2013
Balance at beginning of period	$(106,603)	$4,153	$(3,808)	$(106,258)

Other comprehensive earnings before reclassifications, net of tax	—	993	—	993
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,387	—	168	2,555

Other comprehensive earnings, net of tax	2,387	993	168	3,548

Balance at end of period	$(104,216)	$5,146	$(3,640)	$(102,710)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
	Nine Months Ended September 30, 2014
Balance at beginning of period	$(44,549)	$3,902	$(3,467)	$(44,114)

Other comprehensive (loss ) earnings before reclassifications, net of tax	(431)	290	—	(141)
Amounts reclassified from accumulated other comprehensive loss, net of tax	441	—	533	974

Other comprehensive earnings, net of tax	10	290	533	833

Balance at end of period	$(44,539)	$4,192	$(2,934)	$(43,281)

	Nine Months Ended September 30, 2013
Balance at beginning of period	$(108,189)	$6,157	$(4,137)	$(106,169)

Other comprehensive loss before reclassifications, net of tax	(2,312)	(1,011)	—	(3,323)
Amounts reclassified from accumulated other comprehensive loss, net of tax	6,285	—	497	6,782

Other comprehensive earnings (loss), net of tax	3,973	(1,011)	497	3,459

Balance at end of period	$(104,216)	$5,146	$(3,640)	$(102,710)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $280,000 and $1,514,000 for the nine months ended September 30, 2014 and 2013, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets
	Three Months Ended September 30, 2014
Balance at beginning of period	$29,287	$2,039	$31,326
Tax effect of other comprehensive earnings	(96)	(120)	(216)

Balance at end of period	$29,191	$1,919	$31,110

	Three Months Ended September 30, 2013
Balance at beginning of period	$69,842	$2,492	$72,334
Tax effect of other comprehensive earnings	(1,566)	(111)	(1,677)

Balance at end of period	$68,276	$2,381	$70,657

	Nine Months Ended September 30, 2014
Balance at beginning of period	$29,198	$2,269	$31,467
Tax effect of other comprehensive earnings	(7)	(350)	(357)

Balance at end of period	$29,191	$1,919	$31,110

	Nine Months Ended September 30, 2013
Balance at beginning of period	$70,881	$2,707	$73,588
Tax effect of other comprehensive earnings	(2,605)	(326)	(2,931)

Balance at end of period	$68,276	$2,381	$70,657

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in
	2014	2013	2014	2013	the consolidated financial statements
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement expense	$—	$729	$—	$729
Amortization of:
Prior service credit	(703)	(702)	(2,107)	(2,104)
Actuarial loss	945	3,926	2,835	11,779

	242	3,953	728	10,404	Cost of sales; Selling, general & administrative expenses
Tax effect	(96)	(1,566)	(287)	(4,119)	Deferred income taxes

	$146	$2,387	$441	$6,285

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$300	$279	$883	$823	Interest expense
Tax effect	(120)	(111)	(350)	(326)	Deferred income taxes

	$180	$168	$533	$497

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings/loss attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2014 and 2013, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net earnings from continuing operations attributable to Martin Marietta	$53,812	$72,107	$91,786	$85,758
Less: Distributed and undistributed earnings attributable to unvested awards	213	265	372	374

Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta	53,599	71,842	91,414	85,384
Basic and diluted net loss available to common shareholders from discontinued operations	(69)	(271)	(140)	(454)

Basic and diluted net earnings available to common shareholders attributable to Martin Marietta	$53,530	$71,571	$91,274	$84,930

Basic weighted-average common shares outstanding	67,086	46,244	53,342	46,134
Effect of dilutive employee and director awards	409	105	217	127

Diluted weighted-average common shares outstanding	67,495	46,349	53,559	46,261

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Divestitures

TXI Business Combination

On July 1, 2014, pursuant to the merger agreement (the “Merger Agreement”) dated as of January 27, 2014 by and among the Corporation, Project Holdings, Inc., a wholly-owned subsidiary of the Corporation (“Merger Sub”), and TXI, Merger Sub merged with and into TXI, with TXI surviving as a wholly-owned subsidiary of the Corporation (the “Merger”). As a result of the Merger, each outstanding share of TXI common stock (other than shares owned by TXI, the Corporation or Merger Sub, which were cancelled) was converted into 0.70 shares of the Corporation’s common stock, with cash paid in lieu of fractional shares. The Corporation issued 20,309,000 shares of its common stock to former TXI stockholders in connection with the Merger. Based on the Corporation’s closing stock price on July 1, 2014 of $132.00, the aggregate value of the Corporation’s common stock delivered to former TXI stockholders was $2,680,788,000. Additionally, the fair value of outstanding TXI stock options and stock appreciation rights that were converted into Martin Marietta stock awards at the acquisition date of $71,085,000 and shares withheld for income tax obligations were components of the total consideration, which was $2,756,934,000.

TXI was the largest producer of cement in Texas and a major cement producer in California. TXI was also a major supplier of construction aggregate, ready mixed concrete and concrete products. The combination expands the Corporation’s geographic footprint and positions the Corporation to benefit from the strength of the combined aggregates platform.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Divestitures (continued)

The Corporation has determined preliminary fair values of the assets acquired and liabilities assumed. Although initial accounting for the business combination has been recorded, these amounts are subject to change based on the final valuation report and additional reviews performed, such as asset verification. Specific accounts subject to ongoing purchase accounting adjustments include but are not limited to inventory; property, plant and equipment; other assets; goodwill; accounts payable and accrued expenses and deferred taxes. Therefore, the measurement period remains open as of September 30, 2014. The following is a summary of the estimated fair values of the assets acquired and the liabilities assumed (dollars in thousands).

Assets:
Cash and cash equivalents	$59,887
Receivables	161,437
Inventory	132,972
Other current assets	56,246
Property, plant and equipment	1,608,305
Real estate and other investments	59,584
Intangible assets, other than goodwill	559,327
Other noncurrent assets	5,367
Goodwill	1,457,043

Total assets	4,100,168

Liabilities:
Accounts payable and accrued expenses	259,723
Notes and contracts payable and capital leases	745,217
Deferred income tax liabilities	338,294

Total liabilities	1,343,234

Total consideration	$2,756,934

Real estate and other investments include property held for resale and a noncontrolling interest in a joint venture.

Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed. The goodwill was generated by the synergies the transaction provides, including overhead savings, purchasing leverage generated by a larger company, benefits of the existing long-haul transportation system, and cost savings achieved through increased vertical integration of the business. None of the goodwill generated by the transaction will be deductible for income tax purposes.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Divestitures (continued)

Total revenues and earnings from operations included in the consolidated earnings statements attributable to TXI operations as of September 30, 2014 are $287,587,000 and $18,755,000, respectively.

Business development and acquisition integration expenses related to the TXI acquisition were $73,968,000 and $88,959,000 for the three and nine months ended September 30, 2014, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Corporation and TXI as though the companies were combined as of January 1, 2013. Transactions between Martin Marietta and TXI during the periods presented in the pro forma financial statements have been eliminated as if Martin Marietta and TXI were consolidated affiliates during the periods. Financial information for periods prior to the July 1, 2014 acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing, utilization of TXI net operating loss carryforwards or other restructuring that result from the combination. The pro forma financial information for the nine months ended September 30, 2014 reflects the elimination of business development and acquisition integration expenses and the gain on the required divestiture of assets.

The unaudited pro forma financial information for the nine months ended September 30, 2014 includes TXI’s historical operating results for the six months ended May 31, 2014 (due to a difference in TXI’s historical reporting periods) and the results of operations for the TXI locations from July 1, 2014, the acquisition date, to September 30, 2014. The unaudited pro forma financial information for the three and nine months ended September 30, 2013 includes the historical results of TXI for the three and nine months ended August 31, 2013 (due to a difference in TXI’s historical reporting periods).

The pro forma financial statements do not purport to project the future financial position or operating results of the combined company. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2013.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
	(Dollars in Thousands)
Net sales	$802,575	$2,309,104	$1,962,216
Earnings from continuing operations attributable to controlling interest	$67,930	$106,928	$83,661

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Divestitures (continued)

Divestiture of Assets

In accordance with an agreement between the Corporation and the U.S. Department of Justice (“DOJ”) as part of its review of the business combination with TXI, the Corporation agreed to divest a Corporate owned aggregates quarry in Oklahoma and two Corporate owned rail yards in Texas. On August 15, 2014, the Corporation divested of the properties in exchange for cash and real property and recognized a pretax gain of $47,904,000, which is included in acquisition-related expenses, net, in the consolidated statements of earnings and comprehensive earnings.

Purchase of Remaining Interest in Existing Subsidiaries

During 2014, the Corporation acquired the remaining interest in two joint ventures in separate transactions. Net cash paid for both transactions was $19,480,000.

3.	Goodwill and Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

	Mid-America Group	Southeast Group	West Group	Cement	Total
(Dollars in Thousands)	Nine Months Ended September 30, 2014
Balance at January 1, 2014	$263,967	$50,346	$302,308	$—	$616,621
Organizational changes	18,150		(18,150)		—
Acquisitions	—	—	614,224	842,819	1,457,043
Amounts allocated to divestitures	—	—	(30,344)	—	(30,344)

Balance at September 30, 2014	$282,117	$50,346	$868,038	$842,819	$2,043,320

	Year Ended December 31, 2013
Balance at January 1, 2013	$263,868	$50,001	$302,335	$—	$616,204
Acquisitions	99	345		—	444
Adjustments to purchase price allocations	—	—	(27)	—	(27)

Balance at December 31, 2013	$263,967	$50,346	$302,308	$—	$616,621

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Goodwill and Intangible Assets (continued)

Intangible assets subject to amortization consist of the following:

	Gross Amount	Accumulated Amortization	Net Balance
(Dollars in Thousands)	September 30, 2014
Noncompetition agreements	$6,274	$(5,874)	$400
Customer relationships	36,610	(6,824)	29,786
Operating permits	498,685	(3,551)	495,134
Use rights and other	15,386	(6,669)	8,717
Trade name	12,800	(572)	12,228

Total	$569,755	$(23,490)	$546,265

	December 31, 2013
Noncompetition agreements	$6,274	$(5,583)	$691
Customer relationships	20,660	(6,160)	14,500
Operating permits	6,800	(1,394)	5,406
Use rights and other	10,115	(6,156)	3,959

Total	$43,849	$(19,293)	$24,556

Intangible assets deemed to have an indefinite life and not being amortized consist of the following:

	Aggregates Business	Cement	Specialty Products	Total
(Dollars in Thousands)	September 30, 2014
Operating permits	$6,600	$—	$—	$6,600
Use rights	9,385	20,027	—	29,412
Trade name	80	14,300	2,565	16,945

Total	$16,065	$34,327	$2,565	$52,957

	December 31, 2013
Operating permits	$11,635	$—	$—	$11,635
Use rights	9,835	—	—	9,835
Trade name	—	—	2,565	2,565

Total	$21,470	$—	$2,565	$24,035

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Goodwill and Intangible Assets (continued)

The Corporation acquired $559,327,000 of intangibles from the TXI acquisition, which consists of the following:

(Dollars in Thousands)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$20,150	12.0 years
Operating permits	487,150	87.3 years
Use rights and other	4,820	8.2 years
Trade name	12,800	6.0 years

	$524,920	81.7 years

Not subject to amortization:
Use rights	$20,027	N/A
Trade name	14,380

	34,407

Total	$559,327

Use rights include, but are not limited to, water rights, subleases and proprietary information.

Total amortization expense for intangible assets for the nine months ended September 30, 2014 and 2013 was $5,516,000 and $2,692,000, respectively.

The estimated amortization expense for intangible assets for the three months ending December 31, 2014 and for each of the next five years and thereafter is as follows:

(Dollars in Thousands)
Remainder of 2014	$3,773
2015	14,453
2016	14,149
2017	14,009
2018	13,118
2019	12,192
Thereafter	474,571

Total	$546,265

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Inventories, Net

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Finished products	$397,684	$368,334	$366,558
Products in process and raw materials	58,678	16,077	19,924
Supplies and expendable parts	127,319	61,922	61,441

	583,681	446,333	447,923
Less: Allowances	(108,388)	(99,026)	(97,485)

Total	$475,293	$347,307	$350,438

5.	Long-Term Debt

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,063	$298,893	$298,837
7% Debentures, due 2025	124,493	124,471	124,464
6.25% Senior Notes, due 2037	228,175	228,148	228,139
4.25% Senior Notes, due 2024	395,211	—	—
Floating Rate Notes, due 2017, interest rate of 1.34% at September 30, 2014	298,760	—	—
Term Loan Facility, due 2018, interest rate of 1.65% at September 30, 2014; 1.67% at December 31, 2013; and 2.20% at September 30, 2013	239,304	248,441	240,000
Revolving Facility, interest rate of 1.89% at September 30, 2013	—	—	70,000
Trade Receivable Facility, interest rate of 0.76% at September 30, 2014; 0.77% at December 31, 2013; and 0.79% at September 30, 2013	30,000	130,000	150,000
Other notes	3,269	968	1,921

Total debt	1,618,275	1,030,921	1,113,361
Less: Current maturities	(14,331)	(12,403)	(6,169)

Long-term debt	$1,603,944	$1,018,518	$1,107,192

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

On June 23, 2014, the Corporation priced its offering of $300,000,000 aggregate principal amount of its Floating Rate Senior Notes due 2017 (the “Floating Rate Notes”) and $400,000,000 of its 4.25% Senior Notes due 2024 (the “4.25% Senior Notes” and together with the Floating Rate Notes, the “Notes”). The bond transaction closed and settlement occurred on July 2, 2014. In connection with the issuance of the Notes, the Corporation entered into an indenture, dated as of July 2, 2014, between the Corporation and Regions Bank, as trustee, and a Registration Rights Agreement, dated as of July 2, 2014, with respect to the Notes, among the Corporation, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule I to the purchase agreement entered into on June 23, 2014 with respect to the Notes. The Floating Rate Notes bear interest at a rate equal to the three-month LIBOR plus 1.10% and may not be redeemed prior to maturity. The 4.25% Senior Notes may be redeemed in whole or in part prior to their maturity at a make-whole redemption price.

On July 1, 2014, the Corporation, through a wholly-owned special purpose subsidiary, amended its trade receivable securitization facility (the “Trade Receivable Facility”) to increase the borrowing capacity from $150,000,000 to $250,000,000. On September 30, 2014, the Corporation extended the maturity of its Trade Receivable Facility to September 30, 2016. The Trade Receivable Facility, with Regions Bank and PNC Bank, National Association and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, of $482,371,000, $234,101,000 and $314,998,000 at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. These receivables are originated by the Corporation and then sold to the wholly-owned special purpose subsidiary by the Corporation. The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special purpose subsidiary. The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

Effective June 23, 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000; any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000; and any make-whole fees incurred in connection with the redemption of TXI’s 9.25% senior notes due 2020. The amendment also temporarily increases the maximum Ratio to 3.75x at September 30, 2014. The Corporation was in compliance with this Ratio at September 30, 2014. The Ratio returns to the pre-amendment maximum of 3.50x for the December 31, 2014 calculation date.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At September 30, 2014, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and nine months ended September 30, 2014, the Corporation recognized $300,000 and $883,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2013, the Corporation recognized $279,000 and $823,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,200,000 until the maturity of the 6.6% Senior Notes in 2018.

6.	Financial Instruments

The Corporation’s financial instruments include cash equivalents, accounts receivable, notes receivable, bank overdraft, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Cash equivalents are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits. The Corporation’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments (continued)

Accounts receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivables are more heavily concentrated in certain states (namely, Texas, North Carolina, Colorado, Iowa and Georgia). The estimated fair values of customer receivables approximate their carrying amounts due to the short-term nature of the receivables.

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

The carrying values and fair values of the Corporation’s long-term debt were $1,618,275,000 and $1,707,920,000, respectively, at September 30, 2014; $1,030,921,000 and $1,068,324,000, respectively, at December 31, 2013; and $1,113,361,000 and $1,152,906,000, respectively, at September 30, 2013. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The fair value of the Notes was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

7.	Income Taxes

	Nine Months Ended September 30,
	2014	2013
Estimated effective income tax rate:
Continuing operations	39.7%	25.9%

Discontinued operations	27.6%	35.6%

Consolidated overall	39.7%	25.8%

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes (continued)

The increase in the effective income tax rate in 2014 reflects the impact of goodwill written off as part of a divestiture that is not deductible for income tax purposes. Additionally, certain business development and acquisition integration expenses are only partially deductible for income tax purposes.

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

The Corporation’s unrecognized tax benefits, excluding interest, correlative effects and indirect benefits, are as follows:

Nine Months Ended September 30, 2014
(Dollars in Thousands)
Unrecognized tax benefits at beginning of period	$11,826
Gross increases – tax positions in prior years	1,898
Gross decreases – tax positions in prior years	(204)
Gross increases – tax positions in current year	1,418
Gross increases as a result of lapse of statute of limitations	4,442
Gross decreases as a result of lapse of statute of limitations	(6,314)
Increases – uncertain tax positions assumed in connection with an acquisition	5,963

Unrecognized tax benefits at end of period	$19,029

In accordance with Accounting Standard Codification 740, Income Taxes, $5,300,000 of the $5,963,000 of uncertain tax positions assumed in connection with an acquisition is recorded as a reduction of the deferred tax asset for net operating losses.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

The Corporation anticipates that it is reasonably possible that unrecognized tax benefits may decrease up to $8,530,000, excluding indirect benefits, during the twelve months ending September 30, 2015 as a result of expected settlements with taxing authorities and the expiration of the foreign and domestic statute of limitations for the 2010 and 2011 tax years.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes (continued)

At September 30, 2014, unrecognized tax benefits of $9,083,000 related to interest accruals and permanent income tax differences, net of federal tax benefits, would have favorably affected the Corporation’s effective income tax rate if recognized.

The Corporation’s open tax years subject to federal, foreign or state examinations are 2009 through 2013.

8.	Pension and Postretirement Benefits

As part of the TXI acquisition, the Corporation assumed three defined benefit plans, including two pension plans and one postretirement plan. Inclusive of the TXI plans, the Corporation estimates that calendar-year 2014 contributions to the pension plans will be approximately $25,500,000, of which $1,380,000 will be contributed in the quarter ending December 31, 2014. The expense for the three and nine months ended September 30, 2014 includes the cost for TXI employees from the acquisition date, July 1, 2014, to September 30, 2014. The termination benefit cost represents certain change-in-control provisions that provide enhanced benefits related to former TXI executives. The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in Thousands)
Service cost	$4,996	$4,030	$57	$57
Interest cost	7,979	5,756	302	253
Expected return on assets	(8,627)	(6,668)	—	—
Amortization of:
Prior service cost (credit)	111	112	(814)	(814)
Actuarial loss (gain)	1,011	3,920	(66)	6
Settlement charge	—	729	—	—
Termination benefit cost	13,680	—	—	—

Net periodic benefit cost (credit)	$19,150	$7,879	$(521)	$(498)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Pension and Postretirement Benefits (continued)

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in Thousands)
Service cost	$12,129	$12,091	$150	$170
Interest cost	20,952	17,268	861	760
Expected return on assets	(24,030)	(20,003)	—	—
Amortization of:
Prior service cost (credit)	334	337	(2,441)	(2,441)
Actuarial loss (gain)	3,034	11,760	(199)	19
Settlement charge	—	729	—	—
Termination benefit cost	13,680	—	—	—

Net periodic benefit cost (credit)	$26,099	$22,182	$(1,629)	$(1,492)

9.	Commitments and Contingencies

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Commitments and Contingencies (continued)

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

In September 2013, the Corporation loaned $3,402,000 to this unconsolidated affiliate to repay in full the outstanding balance of the affiliate’s loan with Bank of America, N.A. and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount through May 2016. The Corporation holds a lien on the affiliate’s property as collateral for payment under the loan and security agreement. As of September 30, 2014 and December 31, 2013, the amount due from the affiliate related to this loan was $1,605,000 and $2,984,000, respectively.

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of September 30, 2014 and December 31, 2013.

10.	Business Segments

The Aggregates business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Corporation also has Cement and Specialty Products segments.

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, business development and integration expenses, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments. Intersegment sales represent net sales from one segment to another segment. Total revenues and net sales in the table below, as well as the consolidated statements of earnings and comprehensive earnings, do not include intersegment sales as these sales are eliminated.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$271,096	$255,737	$627,331	$592,794
Southeast Group	73,217	69,490	208,205	185,676
West Group	479,323	279,477	956,921	649,896

Total Aggregates Business	823,636	604,704	1,792,457	1,428,366
Cement	115,743	—	115,743	—
Specialty Products	64,344	60,616	193,378	182,189

Total	$1,003,723	$665,320	$2,101,578	$1,610,555

Net sales:
Mid-America Group	$244,309	$231,807	$569,545	$540,209
Southeast Group	68,042	64,871	194,148	171,456
West Group	437,398	247,985	848,402	572,588

Total Aggregates Business	749,749	544,663	1,612,095	1,284,253
Cement	109,521	—	109,521	—
Specialty Products	58,672	55,794	177,941	167,595

Total	$917,942	$600,457	$1,899,557	$1,451,848

Earnings (Loss) from operations:
Mid-America Group	$71,185	$67,162	$116,703	$100,915
Southeast Group	329	(1,386)	(7,084)	(14,949)
West Group	92,115	31,559	125,069	39,829

Total Aggregates Business	163,629	97,335	234,688	125,795
Cement	18,278	—	18,278	—
Specialty Products	17,697	17,267	54,976	53,071
Corporate	(83,648)	(5,759)	(111,642)	(23,709)

Total	$115,956	$108,843	$196,300	$155,157

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

Cement intersegment sales, which are to the ready mixed concrete product line in the West Group, was $22,061,000 for the three and nine months ended September 30, 2014.

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,313,472	$1,242,394	$1,270,025
Southeast Group	604,261	611,906	628,805
West Group	1,897,626	1,030,599	1,062,186

Total Aggregates Business	3,815,359	2,884,899	2,961,016
Cement	3,038,802	—	—
Specialty Products	150,068	154,024	153,334
Corporate	334,629	220,903	222,755

Total	$7,338,858	$3,259,826	$3,337,105

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

The Aggregates business includes the aggregates product line and aggregates-related downstream product lines, which include asphalt, ready mixed concrete and road paving product lines. All aggregates-related downstream product lines reside in the West Group. The following tables provide net sales and gross profit by product line for the Aggregates business, which are reconciled to consolidated amounts, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net sales:
Aggregates	$478,834	$411,206	$1,164,692	$1,016,238
Asphalt	26,873	23,787	59,998	52,231
Ready Mixed Concrete	183,715	41,765	274,103	103,347
Road Paving	60,327	67,905	113,302	112,437

Total Aggregates Business	749,749	544,663	1,612,095	1,284,253
Cement	109,521	—	109,521	—
Specialty Products	58,672	55,794	177,941	167,595

Total	$917,942	$600,457	$1,899,557	$1,451,848

Gross profit (loss):
Aggregates	$119,277	$108,166	$229,471	$189,171
Asphalt	7,356	7,322	10,799	9,770
Ready Mixed Concrete	18,628	3,124	28,554	4,911
Road Paving	6,897	4,286	2,665	(285)

Total Aggregates Business	152,158	122,898	271,489	203,567
Cement	24,194	—	24,194	—
Specialty Products	20,043	19,919	62,192	60,784
Corporate	(802)	291	(845)	(1,426)

Total	$195,593	$143,108	$357,030	$262,925

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Other current and noncurrent assets	$3,998	$(42)
Accrued salaries, benefits and payroll taxes	27,911	(1,307)
Accrued insurance and other taxes	10,510	5,761
Accrued income taxes	7,096	18,369
Accrued pension, postretirement and postemployment benefits	(2,136)	(10,431)
Other current and noncurrent liabilities	(742)	13,228

	$46,637	$25,578

The increase in accrued salaries, benefits and payroll taxes is primarily attributable to the accrual for certain unpaid severance arrangements.

Noncash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$7,788	$—
Acquisition of land through seller financing	1,500	—
Acquisition of land through asset swap	2,091	—
Acquisition of TXI assets and liabilities assumed through issuances of common stock and options (See Note 2)	2,691,986	—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW Martin Marietta (the “Corporation”) is a leading supplier of aggregates products (crushed stone, sand and gravel) and heavy building materials for the construction industry, including infrastructure, nonresidential, residential, railroad, ballast, agricultural and chemical grade stone used in environmental applications. The Corporation’s annual consolidated net sales and operating earnings are predominately derived from its Aggregates business, which mines, processes and sells granite, limestone, sand, gravel and other aggregates-related downstream business, including asphalt, ready mixed concrete and road paving construction services for use in all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses. The Aggregates business shipped and delivered aggregates, asphalt products and ready mixed concrete from a network of approximately 420 quarries, underground mines, distribution facilities and plants to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, agricultural, utility and environmental industries.

The Corporation currently conducts its Aggregates business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

AGGREGATES BUSINESS

Reportable Segments	Mid-America Group	Southeast Group	West Group

Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Mississippi, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Primary Product Lines	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel), asphalt, ready mixed concrete and road paving

Primary Types of Aggregates Locations	Quarries and Distribution Facilities	Quarries and Distribution Facilities	Quarries, Plants and Distribution Facilities

Primary Modes of Transportation for Aggregates Product Line	Truck and Rail	Truck, Rail and Water	Truck and Rail

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The Cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The production facilities are located in Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The limestone reserves used as a raw material are located on property, owned by the Corporation, adjacent to each of the plants. The Corporation also operates a cement terminal and packaging facility at the Crestmore plant near Riverside, California, and operates its Portland cement grinding facility on an as needed basis. The cement facilities have total annual capacity of 6.6 million tons. In addition to the manufacturing and packaging facilities, the Corporation operates eight cement distribution terminals.

The Corporation also has a Specialty Products segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2013. During 2014, the purchase price allocation for acquisitions was added as a critical accounting policy.

The Corporation’s Board of Directors and management regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase the Corporation’s market share and/or are related to the Corporation’s existing markets. When an acquisition is completed, the Corporation’s consolidated statement of earnings includes the operating results of the acquired business starting from the date of acquisition, which is the date that control is obtained. The purchase price is determined based on the fair value of assets and equity interests given to the seller as of the date of acquisition. Additionally, the conversion of the seller’s equity awards can affect the purchase price. The Corporation allocates the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is a critical accounting policy because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions. Further, the amounts and useful lives assigned to depreciable and amortizable assets versus amounts assigned to goodwill and indefinite lived intangible assets, which are not amortized, can significantly affect the results of operations in the period of and in periods subsequent to a business combination.

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

•	Level 1 – Quoted prices in active markets for identical assets and liabilities

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

•	Level 2 – Observable inputs, other than quoted prices, for similar assets or liabilities in active markets

•	Level 3 – Unobservable inputs are used to value the asset or liability. This includes the use of valuation models

Level 1 fair values are used to value investments in publicly-traded entities and assumed obligations for publicly-traded long-term debt.

Level 2 fair values are typically used to value acquired receivables, inventories, machinery and equipment, land, buildings, deferred taxes, and accruals for payables, asset retirement obligations, environmental remediation and compliance obligations, and contingencies. Additionally, Level 2 fair values are typically used to value assumed contracts that are not at market rates.

Level 3 fair values are used to value acquired mineral reserves and mineral interests produced and sold as final products, and separately-identifiable intangible assets. The fair values of mineral reserves and mineral interests produced and sold as final products are determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation and contributory asset charges. The estimate of future cash flows is based on available historical information and on future expectations and assumptions determined by management, but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, shipment volumes, production costs and capital needs. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model. The rate is based on the required rate of return that a hypothetical market participant would require if purchasing the acquired business combination, with an adjustment for the risk of these assets generating the projected cash flows.

The Corporation values separately-identifiable acquired intangible assets which may include, but are not limited to, permits, customer relationships, water rights and noncompetition agreements. The fair values of these assets are typically determined by an excess earnings method, a replacement cost method or, in the case of water rights, a market approach.

The useful lives of amortizable intangible assets and the remaining useful lives for acquired machinery and equipment has a significant impact on earnings. The selected lives are based on the periods that the assets provide value to the Corporation subsequent to the business combination.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The Corporation may adjust the amounts recognized for a business combination during a measurement period after the acquisition date. Any such adjustments are based on the Corporation obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to the goodwill recognized in the transaction. These adjustments are applied retroactively to the date of acquisition and reported retrospectively. These adjustments could have a material impact on the Corporation’s financial position and results of operations. The measurement period ends once the Corporation has obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of acquisition. Any adjustments to assets acquired or liabilities assumed beyond the measurement period are recorded in earnings.

STRATEGIC INITIATIVES

On July 1, 2014, the Corporation completed the acquisition of Texas Industries, Inc. (“TXI”), pursuant to which TXI became a wholly-owned subsidiary of the Corporation.

TXI was the largest supplier of construction aggregates, ready mixed concrete and concrete products in Texas as well as the largest producer of cement in Texas and a major cement producer in California. The combination expands the Corporation’s geographic footprint and positions the Corporation to benefit from the strength of the combined aggregates platform.

The Corporation acquired three cement production facilities, eight cement distribution terminals, and one cement packaging facility. For additional information on the cement business, refer to the Overview section of Management’s Discussion and Analysis section on page 35. In addition to the cement plants, the Corporation acquired approximately 120 ready mixed concrete plants, situated primarily in three areas in Texas (the Dallas/Fort Worth/Denton area of north Texas; the Austin area of central Texas; and from Beaumont to Texarkana in east Texas), in north and central Louisiana, and in southwestern Arkansas. The Corporation also acquired nine quarries and six aggregates distribution terminals located in Texas, Louisiana and Oklahoma. The aggregates and ready mixed concrete operations are reported in the Corporation’s West Group.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2014 and 2013 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Gross profit	$195,593	$143,108	$357,030	$262,925

Total revenues	$1,003,723	$665,320	$2,101,578	$1,610,555

Gross margin	19.5%	21.5%	17.0%	16.3%

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Gross profit	$195,593	$143,108	$357,030	$262,925

Total revenues	$1,003,723	$665,320	$2,101,578	$1,610,555
Less: Freight and delivery revenues	(85,781)	(64,863)	(202,021)	(158,707)

Net sales	$917,942	$600,457	$1,899,557	$1,451,848

Gross margin excluding freight and delivery revenues	21.3%	23.8%	18.8%	18.1%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Earnings from operations	$115,956	$108,843	$196,300	$155,157

Total revenues	$1,003,723	$665,320	$2,101,578	$1,610,555

Operating margin	11.6%	16.4%	9.3%	9.6%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Earnings from operations	$115,956	$108,843	$196,300	$155,157

Total revenues	$1,003,723	$665,320	$2,101,578	$1,610,555
Less: Freight and delivery revenues	(85,781)	(64,863)	(202,021)	(158,707)

Net sales	$917,942	$600,457	$1,899,557	$1,451,848

Operating margin excluding freight and delivery revenues	12.6%	18.1%	10.3%	10.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Impact of Acquisition-Related Expenses, Net

Adjusted consolidated earnings from operations and adjusted earnings per diluted share for the three and nine months ended September 30, 2014, exclude the impact of business development and acquisition integration expenses related to the TXI acquisition and the nonrecurring gain on divestitures required by the Department of Justice as a result of the TXI acquisition (“acquisition-related expenses, net, related to the TXI acquisition”), and represent non-GAAP financial measures. Management presents these measures for investors and analysts to evaluate and forecast the Corporation’s financial results, as acquisition-related expenses, net, related to the TXI acquisition are nonrecurring.

The following calculation provides the per diluted share impact of acquisition-related expenses, net, related to the TXI acquisition for the three and nine months ended September 30, 2014 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
Acquisition-related expenses, net, related to the TXI acquisition	$26,064	$41,055
Net income tax expense	11,539	7,462

After tax impact of acquisition-related expenses, net, related to the TXI acquisition	$37,603	$48,517

Diluted average number of common shares outstanding	67,495	53,559

Per diluted share impact of acquisition-related expenses, net, related to the TXI acquisition	$(0.56)	$(0.91)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The following shows the calculation of the earnings per diluted share impact of selling acquired inventory due to the markup to fair value as part of accounting for the TXI acquisition for the three and nine months ended September 30, 2014 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
Earnings impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	$(10,873)	$(10,873)
Income tax benefit	4,018	4,018

After-tax impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	$(6,855)	$(6,855)

Diluted average number of common shares outstanding	67,495	53,559

Per diluted share impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	$(0.10)	$(0.13)

The following reconciles consolidated earnings from operations in accordance with generally accepted accounting principles for the three and nine months ended September 30, 2014, to adjusted consolidated earnings from operations, which excludes the impact of acquisition-related expenses, net, related to the TXI acquisition and impact of selling acquired inventory due to the markup to fair value as part of accounting for the TXI acquisition (in thousands):

	Three Months Ended	Nine Months Ended
Consolidated earnings from operations in accordance with generally accepted accounting principles	$115,956	$196,300
Add back: acquisition-related expenses, net, related to the TXI acquisition	26,064	41,055
impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	10,873	10,873

Adjusted consolidated earnings from operations	$152,893	$248,228

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The following reconciles the earnings per diluted share in accordance with generally accepted accounting principles for the three and nine months ended September 30, 2014, to adjusted earnings per diluted share, which excludes the impact of acquisition related expenses, net, related to the TXI acquisition and the impact of selling acquired inventory due to the markup to fair value as part of accounting for the TXI acquisition:

	Three Months Ended	Nine Months Ended
Earnings per diluted share in accordance with generally accepted accounting principles	$0.79	$1.70
Add back: per diluted share impact of acquisition related expenses, net, related to the TXI acquisition	0.56	0.91
per diluted share impact of selling acquired inventory due to the markup to fair value as part of the business combination with TXI	0.10	0.13

Adjusted earnings per diluted share	$1.45	$2.74

Adjusted gross profit for the three months ended September 30, 2014, excludes the impact of selling acquired inventory due to the markup to fair value as part of accounting for the TXI acquisition and is a non-GAAP measure. Management presents this measure for investors and analysts to evaluate and forecast the Corporation’s financial results, as the impact of selling acquired inventory due to the markup to fair value is nonrecurring.

The following reconciles gross margin to adjusted gross margin for the three months ended September 30, 2014:

	Cement Business	Acquired Operations
Gross margin in accordance with generally accepted accounting principles	$24,194	$33,623
Add back: Impact of selling acquired inventory due to the markup to fair value as part of business combination with TXI	3,725	10,873

Adjusted gross margin	$27,919	$44,496

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Significant items for the quarter ended September 30, 2014 (unless noted, all comparisons are versus the prior-year quarter):

•	Adjusted earnings per diluted share of $1.45:

Reported earnings per diluted share	$0.79
Add back:
Acquisition-related expenses, net, related to the TXI acquisition	0.56
One-time increase in cost of sales for acquired inventory	0.10

Adjusted earnings per diluted share	$1.45

Prior-year quarter earnings per diluted share of $1.54

•	Consolidated net sales of $917.9 million ($644.4 million from heritage operations) compared with $600.5 million

•	Heritage aggregates product line pricing increase of 5.1%; heritage aggregates product line volume increase of 2.7%

•	Specialty Products net sales of $58.7 million and earnings from operations of $17.7 million

•	Heritage consolidated gross margin (excluding freight and delivery revenues) of 25.1%, up 130 basis points

•	Consolidated selling, general and administrative expenses (SG&A) of $48.4 million, or 5.3% of net sales, a reduction of 90 basis points

•	Adjusted consolidated earnings from operations of $153.0 million:

(in millions)
Reported consolidated earnings from operations	$116.0
Add back:
Acquisition-related expenses, net, related to the TXI acquisition	26.1
One-time increase in cost of sales for acquired inventory	10.9

Adjusted consolidated earnings from operations	$153.0

Prior year consolidated earnings from operations of $108.8 million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2014 and 2013. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$244,309		$231,807
Southeast Group	68,042		64,871
West Group	273,346		247,985

Total Heritage Aggregates Business	585,697	100.0	544,663	100.0
Specialty Products	58,672	100.0	55,794	100.0

Total Heritage Consolidated	644,369	100.0	600,457	100.0

Acquisitions:
Aggregates Business – West Group	164,052		—
Cement	109,521		—

Total Acquisitions	273,573	100.0	—	—

Total	$917,942	100.0	$600,457	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$82,929	33.9	$78,842	34.0
Southeast Group	4,650	6.8	2,545	3.9
West Group	54,596	20.0	41,511	16.7

Total Heritage Aggregates Business	142,175	24.3	122,898	22.6
Specialty Products	20,043	34.2	19,919	35.7
Corporate	(248)	—	291	—

Total Heritage Consolidated	161,970	25.1	143,108	23.8

Acquisitions:
Aggregates Business – West Group	9,983	6.1	—	—
Cement	24,194	22.1	—	—
Corporate	(554)	—	—	—

Total Acquisitions	33,623	12.3	—	—

Total	$195,593	21.3	$143,108	23.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$12,943		$13,621
Southeast Group	4,436		4,405
West Group	10,814		10,421

Total Heritage Aggregates Business	28,193	4.8	28,447	5.2
Specialty Products	2,379	4.1	2,582	4.6
Corporate	2,041	—	6,111	—

Total Heritage Consolidated	32,613	5.1	37,140	6.2

Acquisitions(1):
Aggregates Business – West Group	3,403	2.1	—	—
Cement	6,292	5.7	—	—
Corporate	6,119	—	—	—

Total Acquisitions	15,814	5.8	—	—

Total	$48,427	5.3	$37,140	6.2

Earnings (Loss) from operations(2):
Heritage:
Mid-America Group	$71,185		$67,162
Southeast Group	329		(1,386)
West Group	85,206		31,559

Total Heritage Aggregates Business	156,720	26.8	97,335	17.9
Specialty Products	17,697	30.2	17,267	30.9
Corporate	(63,536)	—	(5,759)	—

Total Heritage Consolidated	110,881	17.2	108,843	18.1

Acquisitions:
Aggregates Business – West Group	6,909	4.2	—	—
Cement	18,278	16.7	—	—
Corporate	(20,112)	—	—

Total Acquisitions	5,075	1.9	—	—

Total	$115,956	12.6	$108,843	18.1

(1)	SG&A for acquisitions includes $4.6 million of allocated Corporate overhead.
(2)	Heritage Corporate loss from operations reflects $74.0 million of business development, transaction costs and acquisition integration expenses related to TXI.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$442,021	$411,206
Asphalt	26,873	23,787
Ready Mixed Concrete	56,476	41,765
Road Paving	60,327	67,905

Total Aggregates Business	$585,697	$544,663

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Net sales:
Acquisitions:
Aggregates	$36,813	$—
Ready Mixed Concrete	127,239	—

Total Acquisitions	$164,052	$—

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended September 30, 2014
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	1.6%	3.7%
Southeast Group	(0.3)%	5.5%
West Group	5.2%	8.3%
Heritage Aggregates Operations(2)	2.7%	5.1%
Aggregates Product Line (3)	13.8%	5.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

	Three Months Ended September 30,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	20,971	20,632
Southeast Group	4,953	4,972
West Group	14,764	14,027

Heritage Aggregates Operations(2)	40,688	39,631
Acquisitions	4,419	—

Aggregates Product Line (3)	45,107	39,631

	Three Months Ended September 30,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	38,981	38,109
Internal tons used in other product lines	1,707	1,522

Total heritage aggregates tons	40,688	39,631

Acquisitions:
Tons to external customers	3,174	—
Internal tons used in other product lines	1,245	—

Total acquisition aggregates tons	4,419	—

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

The average per-ton selling price for the heritage aggregates product line was $11.09 and $10.55 for the three months ended September 30, 2014 and 2013, respectively, and the average per-ton selling price for the acquired aggregates product line was $11.83 for the three months ended September 30, 2014.

Heritage aggregates product line shipments reflect growth in the three largest end-use markets. Shipments to the infrastructure market comprised 47% of quarterly volumes and increased 3%. Growth

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

was strongest in the West Group, notably in Texas and Colorado, which continue to benefit from strong state Department of Transportation programs. Highway awards in Texas are up approximately 26% for the trailing-twelve months through August. Infrastructure shipments in Colorado were up 21%, reflecting activity from the Responsible Acceleration of Maintenance and Partnerships, or RAMP, program as well as reconstruction efforts resulting from the historic flooding in 2013.

During the quarter, Congress passed an extension of the provisions of the Moving Ahead for Progress in the 21st Century, or MAP-21, through May 31, 2015, and authorized an additional $11 billion of transfers to maintain solvency of the Highway Trust Fund. The Corporation believes these are the first steps toward full reauthorization of a new multi-year federal highway bill.

The nonresidential market represented 30% of quarterly shipments and increased 3%, driven largely by energy-sector shipments. The Corporation continues to benefit from the nation’s increasing investment in shale energy, particularly in South Texas. The Corporation believes this trend will continue, driven by $100 billion of anticipated energy projects along the Gulf Coast, including a significant portion in Texas, as well as anticipated infrastructure repairs in South Texas. Proposition 1, a November 2014 constitutional ballot amendment in Texas, would authorize annual disbursements from the state’s oil and gas production tax collections to the State Highway Fund, with an estimated $1.7 billion transferred in the first year, if approved by voters.

The residential end-use market accounted for 14% of quarterly shipments, and volumes to this market increased 9%. The overall rate of residential growth has slowed, in part due to a reduction in available lot inventory. However, the Corporation continues to experience significant growth in certain markets and expects an increase in aggregates-intensive subdivision development. The ChemRock/Rail market accounted for the remaining 9% of volumes and decreased 9%, reflecting a reduction in ballast and agricultural lime shipments, principally in the West Group and Mid-America Group, respectively.

Geographically, heritage aggregates shipments for the West and Mid-America Groups increased 5% and 2%, respectively. As has been the trend in recent quarters, economic activity in the West Group is stronger than the other groups, with infrastructure, nonresidential and residential building each contributing to growing construction activity. Further, West Group shipments include the effect of facilities divested as part of the TXI acquisition; shipments would have increased over 9% excluding this effect. Mid-America growth was constrained by unseasonably wet weather in addition to slower economic recovery in certain areas of North Carolina. Volumes in the Southeast Group were relatively flat, with growth in North Georgia being offset by declines in Florida and Alabama. The improvement in North Georgia coincides with Atlanta’s metro area job growth ranking 8th in the country. Florida was recently ranked third in total job growth behind only Texas and California and should benefit from an increased emphasis on infrastructure, most visible in the TIFIA-supported I-4 Ultimate Project in central Florida, expected to begin in 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Heritage aggregates product line pricing remains strong and increased in each reportable group, led by an 8.3% improvement in the West Group. The Mid-America Group and Southeast Group achieved pricing increases of 3.7% and 5.5%, respectively.

The Corporation’s aggregates-related downstream product lines include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. During the quarter, the Corporation exited the road paving business in Arkansas. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
September 30,
	2014	2013
Heritage:
Asphalt	$41.24/ton	$41.76/ton
Ready Mixed Concrete	$94.72/yd3	$83.44/yd3
Acquisitions:
Ready Mixed Concrete (4)	$86.10/yd3	—

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	September 30,
	2014	2013
Asphalt Product Line (in thousands):
Tons to external customers	476	464
Internal tons used in road paving business	777	761

Total asphalt tons	1,253	1,225

Ready Mixed Concrete (in cubic yards):
Heritage	580	496
Acquisitions(4)	1,466	—

Total cubic yards	2,046	496

(4)	Ready mixed operations acquired by Martin Marietta on July 1, 2014. For comparative purposes, for the three months ended August 31, 2013, TXI shipped 1,134,000 cubic yards of ready mixed concrete. Assuming consistent classification of products included in ready mixed concrete sales, average selling price for the quarter ended September 30, 2014 was 4.5% higher compared with the three months ended August 31, 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The heritage ready mixed concrete product line reported volume and pricing improvements of 17% and 14%, respectively, leading to an 840-basis-point improvement in the heritage product line’s gross margin (excluding freight and delivery revenues). The heritage hot mixed asphalt product line reported a 13% increase in net sales.

Heritage aggregates product line production increased 4% in response to greater demand. Direct production cost per ton grew slightly as increased leveraging of fixed costs was offset by higher repair and supply costs and weather constraints in certain areas. Further, freight costs increased for transfers of materials within the Corporation’s long-haul distribution network, notably driven by rail inefficiencies, car availability and track congestion. The increased repair, supply and freight costs added $12.7 million increase in cost of sales for the quarter and limited margin expansion for the heritage Aggregates business.

The Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Production and shipment levels for aggregates, asphalt, ready mixed concrete and road paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, current period and year to date results are not indicative of expected performance for other interim periods or the full year.

Cement Business

The cement business contributed $110 million of net sales and achieved gross profit of $27.9 million, excluding the impact of the fair value write up of acquired inventory. The gross margin was suppressed by a $3.7 million increase in cost of sales of acquired inventory, which was marked up to fair value as part of accounting for the TXI acquisition.

Cement shipments for the three months ended September 30, 2014 were (tons in thousands):

Tons to external customers	1,272
Internal tons used in other product lines	253

Total cement tons	1,525

For comparative purposes, for the quarter ended September 30, 2014, cement tons shipped or used in other product lines increased 16% compared with the three months ended August 31, 2013, a period prior to the Corporation’s ownership of these operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Average selling price per-ton for the cement operations for the three months ended September 30, 2014 was $85.95.

The cement business is operating in a sold-out market in Texas. Plant capacity varies between 75% and 85% for plants in Texas and 70% and 75% in California. The recently-assembled Cement group leadership team, in collaboration with the Corporation’s aggregates and ready mixed teams, has developed strategic plans regarding interplant efficiencies, as well as, tactical plans addressing plant utilization and efficiency, providing a road map for significantly improved profitability for 2015 and beyond.

Specialty Products Business

Specialty Products continued to deliver strong performance and generated third-quarter record net sales of $58.7 million, an increase of 5.2%. Growth was primarily attributable to steel utilization of 77%, continued growth in the chemicals product line and increased periclase sales. The business’ gross margin (excluding freight and delivery revenues) of 34.2% was negatively affected by higher natural gas costs and planned kiln outages. Third-quarter earnings from operations were $17.7 million compared with $17.3 million in the prior-year quarter.

Consolidated Operating Results

The heritage aggregates product line leveraged increased shipments and a higher average selling price to expand its gross margin (excluding freight and delivery revenues) by 70 basis points. On an overall basis, the Corporation’s consolidated gross margin (excluding freight and delivery revenues) was 21.3% for 2014 compared to 23.8% for 2013. The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2013	$143,108

Aggregates product line:
Volume strength	45,187
Pricing strength	22,441
Cost increases, net	(56,517)

Increase in aggregates product line gross profit	11,111
Aggregates-related downstream product lines	18,149
Cement	24,194
Specialty Products	124
Corporate	(1,093)

Increase in consolidated gross profit	52,485

Consolidated gross profit, quarter ended September 30, 2014	$195,593

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$118,964	$108,166
Asphalt	7,356	7,322
Ready Mixed Concrete	8,958	3,124
Road Paving	6,897	4,286

Total Aggregates Business	142,175	122,898
Specialty Products	20,043	19,919
Corporate	(248)	291

Total Heritage	161,970	143,108

Acquisitions*:
Aggregates	313	—
Ready Mixed Concrete	9,670	—
Cement	24,194	—
Corporate	(554)

Total Acquisitions	33,623	—

Total	$195,593	$143,108

*	Gross profit for acquisitions reflects a $10.9 million one-time increase in cost of sales related to the write-up of acquired inventory at the acquisition date, which includes $7.2 million for aggregates product line and 3.7 million for cement.

The heritage gross margin (excluding freight and delivery revenues) for the quarter was 25.1%, a 130-basis-point improvement compared with the prior-year quarter for heritage.

Consolidated SG&A was 5.3% of net sales compared with 6.2% in the prior-year quarter. The reduction of 90 basis points reflects transaction synergies, lower pension expense, and the absence of information systems upgrade costs incurred in 2013.

During the quarter and in accordance with the Corporation’s agreement with the Department of Justice to obtain regulatory approval for the acquisition, the Corporation divested its North Troy aggregates quarry in Oklahoma and two rail yards located in Dallas and Frisco, Texas. The Corporation recognized a pretax gain on the divestiture which is included in Earnings (loss) from Operations Heritage West Group.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was expense of $5.1 million in 2014 compared with income of $3.0 million in 2013. Third quarter 2014 included a nonrecurring pretax gain on a divestiture.

The Corporation currently expects its effective income tax rate for full-year 2014 to approximate 39%, which is higher than the Corporation’s historical rate. The estimated effective income tax rate, excluding the TXI transaction effects, would have been 29%. The rate change reflects the tax impact of the TXI transaction, including the limited deductibility of certain acquisition-related expenses and the non-deductibility of the goodwill written off as part of the required divestiture. These factors were partially offset by the income tax benefits resulting from the exercise of converted stock awards issued to former TXI personnel. As a result of the increase in the estimated annual income tax rate, the rate for the quarter ended September 30, 2014, which reflects the catch-up of the annual rate and TXI-related discrete items, was 45%. Cash taxes for the full year are expected to be $13.1 million after consideration of deferred taxes and the utilization of an estimated $84 million of TXI’s NOL carryforwards.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Nine Months Ended September 30

Significant items for the nine months ended September 30, 2014 (unless noted, all comparisons are versus the prior-year period):

•	Adjusted earnings per diluted share of $2.74

Reported earnings per diluted share	$1.70
Add back:
Acquisition-related expenses, net, related to the TXI acquisition	0.91
One-time increase in cost of sales for acquired inventory	0.13

Adjusted earnings per diluted share	$2.74

Prior-year quarter earnings per diluted share of $1.84

•	Consolidated net sales of $1.9 billion ($1.6 billion from heritage operations) compared with $1.5 billion

•	Heritage aggregates product line pricing increase of 3.5%; heritage aggregates product line volume increase of 7.5%

•	Specialty Products net sales of $177.9 million and earnings from operations of $55.0 million

•	Heritage consolidated gross margin (excluding freight and delivery revenues) of 19.9%, up 180 basis points

•	Consolidated selling, general and administrative expenses (SG&A) of $119.2 million, or 6.3% of net sales, a reduction of 150 basis points

•	Adjusted consolidated earnings from operations of $248.3 million:

(in millions)
Reported consolidated earnings from operations	$196.3
Add back:
Acquisition-related expenses, net, related to the TXI acquisition	41.1
One-time increase in cost of sales for acquired inventory	10.9

Adjusted consolidated earnings from operations	$248.3

Prior year consolidated earnings from operations of $155.2

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2014 and 2013. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$569,545		$540,209
Southeast Group	194,148		171,456
West Group	684,350		572,588

Total Heritage Aggregates Business	1,448,043	100.0	1,284,253	100.0
Specialty Products	177,941	100.0	167,595	100.0

Total Heritage Consolidated	1,625,984	100.0	1,451,848	100.0

Acquisitions:
Aggregates Business – West Group	164,052		—
Cement	109,521		—

Total Acquisitions	273,573	100.0	—	—

Total	$1,899,557	100.0	$1,451,848	100.0

Gross profit (loss):
Heritage
Mid-America Group	$149,975	26.3	$137,858	25.5
Southeast Group	4,836	2.5	(2,911)	(1.7)
West Group	106,695	15.6	68,620	12.0

Total Heritage Aggregates Business	261,506	18.1	203,567	15.9
Specialty Products	62,192	35.0	60,784	36.3
Corporate	(291)	—	(1,426)	—

Total Heritage Consolidated	323,407	19.9	262,925	18.1

Acquisitions:
Aggregates Business – West Group	9,983	6.1	—	—
Cement	24,194	22.1	—	—
Corporate	(554)	—	—	—

Total Acquisitions	33,623	12.3	—	—

Total	$357,030	18.8	$262,925	18.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$39,068		$40,236
Southeast Group	13,221		13,376
West Group	32,493		31,677

Total Heritage Aggregates Business	84,782	5.9	85,289	6.6
Specialty Products	7,294	4.1	7,602	4.5
Corporate	11,349	—	19,741	—

Total Heritage Consolidated	103,425	6.4	112,632	7.8

Acquisitions:
Aggregates Business – West Group	3,403	2.1	—	—
Cement	6,292	5.7	—	—
Corporate	6,119	—	—	—

Total Acquisitions	15,814	5.8	—	—

Total	$119,239	6.3	$112,632	7.8

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$116,703		$100,915
Southeast Group	(7,084)		(14,949)
West Group	118,160		39,829

Total Heritage Aggregates Business	227,779	15.7	125,795	9.8
Specialty Products	54,976	30.9	53,071	31.7
Corporate	(91,530)	—	(23,709)	—

Total Heritage Consolidated	191,225	11.8	155,157	10.7

Acquisitions:
Aggregates Business – West Group	6,909	4.2	—	—
Cement	18,278	16.7	—	—
Corporate	(20,112)	—	—	—

Total Acquisitions	5,075	1.9	—	—

Total	$196,300	10.3	$155,157	10.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product sales, are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$1,127,879	$1,016,238
Asphalt	59,998	52,231
Ready Mixed Concrete	146,864	103,347
Road Paving	113,302	112,437

Total Heritage Aggregates Business	$1,448,043	$1,284,253

Acquisitions:
Aggregates	$36,813	$—
Ready Mixed Concrete	127,239	—

Total Acquisitions	$164,052	$—

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Nine Months Ended
	September 30, 2014
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	1.6%	3.7%
Southeast Group	6.6%	6.1%
West Group	15.5%	3.8%
Heritage Aggregates Operations(2)	7.5%	3.5%
Aggregates Product Line (3)	12.1%	3.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

	Nine Months Ended
	September 30,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	48,147	47,385
Southeast Group	13,930	13,064
West Group	42,204	36,536

Heritage Aggregates Operations(2)	104,281	96,985
Acquisitions	4,419	—

Aggregates Product Line (3)	108,700	96,985

	Nine Months Ended
	September 30,
	2014	2013
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	100,117	93,512
Internal tons used in other product lines	4,164	3,470

Total aggregates tons	104,281	96,982

Acquisitions:
Tons to external customers	3,174	—
Internal tons used in other product lines	1,245	—

Total aggregates tons	4,419	—

(1)	Volume/pricing variances reflect the percentage increase / (decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in prior-year operations for the comparable period.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

The per-ton average selling price for the Heritage aggregates product line was $10.99 and $10.62 for the nine months ended September 30, 2014 and 2013, respectively. The improvement reflects pricing increases implemented in most areas.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Nine Months Ended
September 30,
	2014	2013
Heritage:
Asphalt	$41.68/ton	$42.11/ton
Ready Mixed Concrete	$92.39/yd3	$82.59/yd3

Acquisitions:
Ready Mixed Concrete(4)	$86.10/yd3	—

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Asphalt Product Line:
Tons to external customers	1,182	1,072
Internal tons used in road paving business	1,347	1,257

Total asphalt tons	2,529	2,329

Ready Mixed Concrete (in cubic yards):
Heritage	1,539	1,261
Acquisitions(4)	1,466	—

Total cubic yards	3,005	1,261

(4)	Ready mixed operations acquired by Martin Marietta on July 1, 2014. For comparative purposes, for the three months ended August 31, 2013, TXI shipped 1,134,000 cubic yards of ready mixed concrete. Assuming consistent classification of products included in ready mixed concrete sales, average selling price for the quarter ended September 30, 2014 was 4.5% higher compared with the three months ended August 31, 2013.

Cement Business

The cement segment was acquired during the third quarter. Refer to the discussion of the cement operations for the three months ended September 30, 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Specialty Products Business

For 2014, Specialty Products’ net sales of $177.9 million increased $10.3 million, or 6.2%, over the prior-year period. The growth is attributable to the chemicals product line. Earnings from operations were $55.0 million compared with $53.1 million.

Consolidated Operating Results

Consolidated gross margin (excluding freight and delivery revenues) was 18.8% for 2014 versus 18.1% for 2013. The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2013	$262,925

Aggregates product line:
Pricing strength	38,341
Volume strength	110,113
Cost increases, net	(108,154)

Increase in aggregates product line gross profit	40,300
Aggregates-related downstream product lines	27,622
Cement	24,194
Specialty Products	1,408
Corporate	581

Increase in consolidated gross profit	94,105

Consolidated gross profit, nine months ended September 30, 2014	$357,030

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Gross profit (loss) by business is as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$229,158	$189,171
Asphalt	10,799	9,770
Ready Mixed Concrete	18,884	4,911
Road Paving	2,665	(285)

Total Aggregates Business	261,506	203,567
Specialty Products	62,192	60,784
Corporate	(291)	(1,426)

Total Heritage	323,407	262,925

Acquisitions:
Aggregates	313	—
Ready Mixed Concrete	9,670	—
Cement	24,194	—
Corporate	(554)	—

Total Acquisitions	33,623	—

Total	$357,030	$262,925

Consolidated SG&A expenses were 6.3% of net sales, down 150 basis points compared with the prior-year period, reflecting transaction synergies, lower pension expense, and the absence of information systems upgrade costs incurred in 2013.

During the nine months ended September 30, 2014, the Corporation incurred $89.1 million of acquisition-related expenses, net.

For the nine months, consolidated other operating income and expenses, net, was expense of $0.3 million in 2014 compared with income of $5.5 million in 2013.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2014 was $201.6 million compared with $165.6 million for the same period in 2013. The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Depreciation	$140,778	$122,129
Depletion	6,300	3,920
Amortization	7,001	4,048

	$154,079	$130,097

The increase in depreciation, depletion and amortization expense is attributable to the acquired property, plant and equipment and other intangible assets from the TXI business combination. Depreciation, depletion and amortization expense for the acquired business was $24.3 million for the three months ended September 30, 2014.

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2013 net cash provided by operating activities was $309.0 million compared with $165.6 million for the first nine months of 2013.

During the nine months ended September 30, 2014, the Corporation invested $138.6 million of capital into its business. Full-year capital spending is expected to be approximately $220 million to $230 million, inclusive of TXI. Comparable full-year capital expenditures were $155.2 million in 2013.

During 2014, the Corporation acquired the remaining interest in two joint ventures in separate transactions. Net cash paid for both transactions was $19,480,000.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2014 and 2013. At September 30, 2014, 5,042,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

In connection with the TXI acquisition, the Corporation completed a private offering of $700 million of senior unsecured notes, which closed in early July, and amended its trade receivable securitization facility to increase available funding by $100 million to maximum borrowings of $250 million, subject to the level of trade receivables. The private offering included $300 million of three-year variable-rate senior notes and $400 million of 4.25% ten-year senior notes. The Corporation used the net proceeds from the offering, along with cash on hand and incremental drawings on the trade receivable securitization facility, to redeem $650 million of 9.25% notes due in 2020 assumed with TXI plus a make-whole premium and accrued unpaid interest. This refinancing is expected to reduce interest expense by $34 million on an annual basis based on current interest rates as compared with TXI’s financing costs. See Note 5 of the notes to the financial statements for further discussion of the senior unsecured notes and the trade receivable securitization facility.

The Corporation assumed various contractual commitments from the TXI acquisition, including operating leases, purchase obligations and capital leases and service contracts. Additionally, the Corporation issued $700 million of Notes during the quarter ended September 30, 2014. The following list represents the future commitments. The interest assumes the $400 million of 4.250% ten-year Senior Notes remain outstanding until their stated maturity and the $300 million of variable-rate Senior Notes bear interest throughout their term at the current rate of 1.34%.

(in thousands)
Bond principal	$700,000
Bond interest	182,000
Operating leases	66,000
Purchase obligations	18,000
Capital lease and service contract	5,000

$971,000

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

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

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

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

At September 30, 2014, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.91 times and was calculated as follows:

Twelve Month Period October 1, 2013 to September 30, 2014
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$127,622
Add back:
Interest expense	57,788
Income tax expense	73,946
Depreciation, depletion and amortization expense	195,262
Stock-based compensation expense	7,981
Acquisition-related expenses, net, related to the TXI acquisition	42,456
Deduct:
Interest income	(495)
Add:
TXI EBITDA, pre-acquisition (October 1, 2013-June 30, 2014)	60,857

Consolidated EBITDA, as defined	$565,417

Consolidated debt, including debt for which the Corporation is a co-borrower, at September 30, 2014	$1,642,632

Consolidated debt to consolidated EBITDA, as defined, at September 30, 2014 for the trailing twelve months EBITDA	2.91x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At September 30, 2014, the Corporation had $570 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 30, 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility, Trade Receivable Facility and Floating Rate Notes at September 30, 2014. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

TRENDS AND RISKS The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2013. Management continues to evaluate its exposure to all operating risks on an ongoing basis. Listed below are risks related to the acquired cement business.

Federal Climate Change Regulations. In May 2010, the EPA issued a final rule that requires the Corporation to incorporate best available GHG control technology in any new cement plant that the Corporation proposes to build and in its existing cement plants when a proposal to modify them in a manner that would increase GHG emissions (in our case, principally carbon dioxide emissions) by more than 75,000 tons per year.

No technologies or methods of operation for reducing or capturing GHGs such as carbon dioxide have been proven successful in large scale applications other than improvements in fuel efficiency. In the event the Corporation proposes to modify a plant in a way that would trigger the new rules, the Corporation does not currently know what the EPA will require as best available control technology for the Corporation’s cement plants or what conditions it will require to be added to the operating permits. Therefore, at this time, it is impossible to predict what the ultimate cost or effect of the EPA’s GHG rules will be on the cement business.

Cement Imports. The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan will expire in 2016 unless it is extended by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect the Corporation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

OUTLOOK

The Corporation is encouraged by positive trends in its business and markets, notably:

•	Nonresidential construction is expected to grow in both the heavy industrial and commercial sectors. The commercial building sector is expected to benefit from improved market fundamentals, such as higher occupancies and rents, strengthened property values and increased real estate lending.

•	Shale development and related follow-on public and private construction activities are anticipated to remain strong.

•	Residential construction should continue to grow, driven by historically low levels of construction activity over the previous several years together with low mortgage rates, higher multi-family rental rates and rising housing prices and reductions in existing home and lot inventory. Total annual housing starts are anticipated to exceed one million units for the first time since 2007 and aggregates-intensive subdivision development should continue.

•	For the public sector, authorized highway funding from MAP-21 should increase slightly compared with 2013. Additionally, state initiatives to finance infrastructure projects are expected to grow and continue to play an expanded role in public-sector activity.

Based on these trends and expectations, the Corporation anticipates the following for 2014:

•	Heritage aggregates end-use markets compared to 2013 levels:

•	infrastructure shipments to increase slightly

•	nonresidential shipments to increase in the high-single digits

•	residential shipments to experience double-digit growth

•	ChemRock/Rail shipments to increase in the mid-to-high single digits.

•	Heritage aggregates product line shipments to increase by 6% to 8% compared with 2013 levels.

•	Heritage aggregates product line pricing to increase by 3% to 5% for the year compared with 2013.

•	Heritage aggregates product line direct production cost per ton to remain relatively flat.

•	Heritage aggregates-related downstream product lines to generate between $375 million and $385 million of net sales and $35 million to $40 million of gross profit.

•	Heritage SG&A expenses as a percentage of net sales to decline compared with 2013, driven in part by $7.9 million of nonrecurring costs related primarily to the 2013 completion of the Corporation’s information systems upgrade, as well as, lower pension costs.

•	Net sales for the Specialty Products segment to be between $225 million and $235 million, generating $85 million to $90 million of gross profit.

•	Interest expense to approximate $65 million.

•	Estimated effective income tax rate to approximate 39%.

•	Capital expenditures to approximate $220 million to $230 million, which includes TXI operations as well as an increase in heritage operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

•	Operating results from TXI locations are expected to essentially breakeven to earnings per diluted share, excluding nonrecurring costs and corporate overhead allocation.

The Corporation has started framing a preliminary 2015 outlook for its aggregates end-use markets based on its internal observations in conjunction with McGraw Hill Construction’s economic forecast. The acquired TXI aggregates-related businesses will contribute significant incremental growth in 2015, driven in part by the realization of a full year of operations. The Corporation currently expects the following, which are compared with full-year 2014:

•	Infrastructure market to increase mid-single digits.

•	Nonresidential market to increase in the high single digits.

•	Residential market to experience a double-digit increase.

•	ChemRock/Rail market to remain relatively flat.

The Company’s outlook for the cement industry is largely consistent with Portland Cement Association’s forecast. The cement market is expected to increase in the high-single digits. However, this is not reflective of the synergistic improvements the Company expects to capture.

The full-year 2014 and preliminary 2015 outlook includes management’s assessment of the likelihood of certain risk factors that will affect performance. The most significant risks to the Corporation’s performance will be the integration of TXI and Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund. Further, continued government dysfunction and that impact on consumer confidence may negatively impact investment in construction projects. While both MAP-21 and TIFIA credit assistance are excluded from the U.S. debt ceiling limit, this issue may have a significant impact on the economy and, consequently, construction activity. Other risks related to the Corporation’s future performance include, but are not limited to, both price and volume and include a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction, a decline in energy-related drilling activity resulting from certain regulatory or economic factors, a slowdown in the residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and declining coal traffic on the railroads; an increase in the cost of compliance with governmental laws and regulations; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to our cement production facilities; and the possibility that expected synergies and operating efficiencies in connection with the TXI acquisition are not realized within the expected time-frames or at all. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. Cement is

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

subject to cyclical supply and demand and price fluctuations. The Specialty Products business essentially runs at capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

The Corporation’s principal business serves customers in aggregates-related and heavy building construction markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables. The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability. Production costs in the Aggregates business are also sensitive to energy and raw material prices, both directly and indirectly. Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network. The Cement business is also energy intensive and fluctuations in the price of coal affects costs. The Specialty Products business is sensitive to changes in domestic steel capacity utilization and the absolute price and fluctuations in the cost of natural gas.

Transportation in the Corporation’s long-haul network, particularly the supply of rail cars and locomotive power and condition of rail infrastructure to move trains, affects the Corporation’s ability to efficiently transport aggregate into certain markets, most notably Texas, Florida and the Gulf Coast. In addition, availability of rail cars and locomotives affects the Corporation’s ability to move dolomitic lime, a key raw material for magnesia chemicals, to both the Corporation’s plant in Manistee, Michigan, and customers. The availability of trucks, drivers and railcars to transport the Corporation’s product, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

The Aggregates and Specialty Products businesses are also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

Risks to the outlook also include shipment declines as a result of economic events beyond the Corporation’s control. In addition to the impact on nonresidential and residential construction, the Corporation is exposed to risk in its estimated outlook from credit markets and the availability of and interest cost related to its debt.

The Corporation’s future performance is also exposed to risks from tax reform at the federal and state levels.

OTHER MATTERS If you are interested in Martin Marietta stock, management recommends that, at a minimum, you read the Corporation’s current Annual Report and Forms 10-K, 10-Q and 8-K reports to the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

Securities and Exchange Commission (SEC) over the past year. The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Corporation’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov. You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this press release include, but are not limited to, Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund; the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete, to be subject to significant changes in supply, demand and price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in energy-related drilling activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Specialty Products business, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

of trucks and licensed drivers for transport of our materials, particularly in areas with significant energy-related activity, such as Texas and Colorado; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC. Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation. The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2014

(Continued)

INVESTOR ACCESS TO COMPANY FILINGS Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013, by writing to:

Martin Marietta

Attn: Corporate Secretary

2710 Wycliff Road

Raleigh, North Carolina 27607-3033

Additionally, Martin Marietta’s Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Corporation’s website. Filings with the Securities and Exchange Commission accessed via the website are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:

Telephone: (919) 783-4540

Website address: www.martinmarietta.com

Information included on the Corporation’s website is not incorporated into, or otherwise create a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the nine months ended September 30, 2014, unchanged since 2008. The residential construction market accounted for 14% of the Corporation’s aggregates product line shipments in 2013.

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

Variable-Rate Borrowing Facilities. At September 30, 2014, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $269.3 million, which was the collective outstanding balance at September 30, 2014, would increase interest expense by $2.7 million on an annual basis.

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

FORM 10-Q

For the Quarter Ended September 30, 2014

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

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations. Based on third quarter results, the period the Corporation owned the cement business, a hypothetical 10% change in sales price would impact sales by $13.1 million.

Item 4. Controls and Procedures

Due to the acquisition with TXI, the Corporation modified internal controls around the consolidations process. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014. As permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its newly-acquired TXI ready mixed concrete and cement operations, which are included in the consolidated financial statements for the period ending September 30, 2014. The excluded assets constituted 18% of consolidated total assets as of September 30, 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2014 – September 30, 2014	—	$—	—	5,041,871

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

PART II-OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 3, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 3, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 3, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 3, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 3, 2014	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 3, 2014 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 3, 2014 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 3, 2014 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 3, 2014 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase