Form 10-K
period 2014-12-31
MARTIN MARIETTA MATERIALS INC
filed 2015-02-24
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,181,740,121 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 13, 2015
Common Stock, $.01 par value per share	67,201,902 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2014 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2015 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company”) is a leading supplier of aggregates products (crushed stone, sand, and gravel) and heavy building materials (cement) for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural, and chemical grade stone used in environmental applications. The Company’s Aggregates business consists primarily of mining, processing, and selling granite, limestone, sand and gravel. The Aggregates business also includes its aggregates-related downstream product lines (including its asphalt products, ready mixed concrete, and road paving construction services). The Company’s Cement business, acquired on July 1, 2014 with the acquisition of Texas Industries, Inc. (“TXI”), produces Portland and specialty cements, such as masonry and oil well cements, with production and distribution facilities in Texas and California. The Company also has a Magnesia Specialties business that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to customers in the steel industry. In 2014, the Company’s Aggregates business accounted for 83% of the Company’s consolidated net sales, the Company’s Cement business accounted for 8% of the Company’s consolidated net sales, and the Company’s Magnesia Specialties business accounted for 9% of the Company’s consolidated net sales. Within the Company’s Aggregates business, the aggregates products line accounted for 70% of 2014 net sales, while the aggregates-related downstream operations accounted for 30% of 2014 net sales.

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

These transactions positioned the Company for numerous additional expansion acquisitions, with the Company completing over 80 smaller acquisitions from the time of its initial public offering until the present, which allowed the Company to enhance and expand its presence in the aggregates marketplace.

In 2008, the Company entered into an asset exchange transaction with Vulcan Materials Company (“Vulcan”), pursuant to which it acquired six quarry locations in Georgia and Tennessee. The acquired locations significantly expanded the Company’s presence, particularly south and west of Atlanta, Georgia. The Company also acquired a land parcel previously leased from Vulcan at the Company’s Three Rivers Quarry near Paducah, Kentucky. In addition to a cash payment, as part of this exchange, the Company divested to Vulcan the only California quarry it then owned located in Oroville, an idle facility north of San Antonio, Texas, and land in Henderson, North Carolina, formerly leased to Vulcan.

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

In 2011, the Company acquired three aggregates-related businesses. First, it acquired the assets of an aggregates, asphalt, and ready mixed concrete business located in western San Antonio, Texas. Second, it exchanged certain assets with Lafarge
North America Inc. (“Lafarge”), pursuant to which it received aggregate quarry sites, ready mixed concrete and asphalt plants, and a road paving business in and around the metropolitan Denver, Colorado, region, in exchange for which Lafarge received properties consisting of quarries, an asphalt plant, and distribution yards operated by the Company along the Mississippi River (referred to herein as the Company’s “River District Operations”) and a cash payment. Finally, the Company acquired a privately-held ready mixed concrete business in the Denver, Colorado area.

In 2013, the Company acquired three aggregates quarries in the greater Atlanta, Georgia area. The transaction provided over 800 million tons of permitted aggregate reserves and enhanced the Company’s existing long-term position in this market.

In 2014, the Company completed the acquisition of TXI, further augmenting its position as a leading supplier of aggregates and heavy building materials. TXI, as a stand-alone entity, was a leading supplier of heavy construction materials in the southwestern United States and a major supplier of natural aggregates and ready-mixed concrete in Texas, northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. TXI was the largest supplier of construction aggregates, ready mixed concrete, concrete products, and cement in Texas. TXI was also a major cement producer in California. Now as a wholly-owned subsidiary, TXI enhances the Company’s position as an aggregates-led, low cost operator in the large and fast-growing geographies in the United States and provides high quality assets in cement and ready mixed concrete.

In addition to the Cement business, the Company acquired as part of the TXI acquisition nine quarries and six aggregates distribution terminals located in Texas, Louisiana, and Oklahoma. The Company also acquired approximately 120 ready mixed concrete plants, situated primarily in three areas of Texas (the Dallas/Fort Worth/Denton area of north Texas; the Austin area of central Texas; and from Beaumont to Texarkana in east Texas), in north and central Louisiana, and in Southwestern Arkansas. The aggregates and ready mixed concrete operations are reported in the Company’s West Group of its Aggregates business. As part of an agreement with the United States Department of Justice’s review of the transaction, the Company divested of its North Troy Quarry in Oklahoma and two related rail distribution yards in Dallas and Frisco, Texas.

Between 2001 and 2014, the Company disposed of or idled a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. During 2014 the Company disposed of certain underperforming road paving operations in Arkansas and east Texas. The Company will continue to evaluate opportunities to divest underperforming assets during 2015 in an effort to redeploy capital for other opportunities.

Business Segment Information

The Company conducts its Aggregates business through three reportable segments: the Mid-America Group, Southeast Group, and West Group. The Company’s Cement business is reported through the Cement segment. The Company also has the Magnesia Specialties segment, which includes its magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2014 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2014 consolidated financial statements (the “2014 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2014 Annual Report to Shareholders (the “2014 Annual Report”), which information is incorporated herein by reference.

Aggregates Business

The Aggregates business mines, processes and sells granite, limestone, sand, gravel, and other aggregate products for use in all sectors of the public infrastructure, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, and other uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located in the West Group, were acquired through continued selective vertical integration by the Company, and include asphalt, ready mixed concrete, and road paving operations in Arkansas, Colorado, Louisiana, Texas, and Wyoming.

The Company is a leading supplier of aggregates for the construction industry in the United States. In 2014, the Company’s Aggregates business shipped and delivered aggregates, asphalt products, and ready mixed concrete from a network of over 400 quarries, underground mines, distribution facilities, and plants to customers in 32 states, Canada, the Bahamas, and the Caribbean Islands, generating net sales and earnings from operations of $2.2 billion and $320.1 million, respectively.

The Aggregates and Cement business markets its products primarily to the construction industry, with approximately 44% of its aggregates shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. The Company believes public-works projects have historically accounted for approximately 50% of the total annual aggregates and cement consumption in the United States. These businesses benefit from public-works construction projects. As a result of dependence upon the construction industry, the profitability of aggregates and cement producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.

The Company’s aggregates shipments volume has ranged from 122 million tons to 146 million tons over the last four years, reflecting a certain degree of volume stability, albeit at historically low levels, in a cyclical near-trough environment. During 2014, the Company’s heritage aggregates shipments increased 7.5% compared with 2013 levels. Prior to 2010, the economic recession resulted in unprecedented reductions in aggregates shipments, as evidenced by United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments had also suffered as states continued to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues. Most state budgets began to improve in 2013 and 2014 as increased tax revenues helped states resolve or begin to resolve budget deficits.

The federal highway bill provides annual funding for public-sector construction projects. The current federal highway bill, Moving Ahead for Progress in the 21st Century Act, or MAP-21, provides for infrastructure spending of approximately $40 billion per year, but the bill expired by its terms on September 30, 2014. However, as Congress continues to deliberate a successor bill, the provisions of Map-21 have been extended through May 31, 2015. Additionally, Congress authorized a $10.8 billion General Fund transfer to the Highway Trust Fund to maintain its solvency. These measures have not completely alleviated the reluctance by some states and municipalities to commit to large scale, multi-year infrastructure projects supported by federal funding.

During the recent extended period of uncertainty in the level of federal funding, some states have shown a commitment to securing alternative funding sources. For example, voters in Texas passed Proposition 1 in the November 2014 elections, which authorizes annual disbursements from the state’s oil and gas production tax collections to the State Highway Fund. Supported by state-spending programs, heritage aggregates volumes to the infrastructure market increased 6% compared with 2013.

MAP-21 also significantly expanded funding under the Transportation Infrastructure Finance and Innovation Act, or TIFIA. TIFIA, a U.S. Department of Transportation alternative funding mechanism, provides federal credit assistance for nationally or regionally significant surface transportation projects. The Company believes that the continued impact of TIFIA, which has the ability to leverage up to $50 billion in financing for transportation projects of either national or regional significance, along with actions of the Company’s key states to utilize various funding alternatives to support important infrastructure jobs, should provide an impetus for increased infrastructure spending in 2015 and beyond.

The Company’s Aggregates business covers a wide geographic area. The Company’s five largest revenue-generating states (Texas, Colorado, North Carolina, Iowa, and Georgia) accounted for 68% of total 2014 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates have led to improvements in profitability in the Company’s Aggregates business.

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

A growing percentage of the Company’s aggregates shipments are being moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2014, the originating mode of transportation for the Company’s aggregates shipments was 76% by truck, 19% by rail, and 5% by water. Although the Company divested its River District Operations in 2011 as part of the asset exchange with Lafarge, the development of deep-water and rail distribution yards continues to be a key component of the Company’s strategic growth plan. While the River District Operations were being serviced as part of the Company’s barge long-haul distribution network, those divested operations were not in high-growth states. The majority of rail and water movements occur in the Southeast Group and the West Group, areas which generally lack a long-term indigenous supply of coarse aggregates but exhibit above-average growth characteristics driven by long-term population growth and density. The Company has an extensive network of aggregate quarries and distribution centers throughout the southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In 2014, 21.7 million tons of aggregates were sold from distribution yards. Results from these distribution operations lowered the gross margin (excluding freight and delivery revenues) of the Aggregates business by 210 basis points in 2014. The gross margin (excluding freight and delivery revenues) of the Aggregates business will continue to be reduced by the lower gross margins of the long-haul distribution network.

During the recent economic recession, the Company set a priority of preserving capital while maintaining safe, environmentally-sound operations. As the Company returns to a more normalized operating environment, management expects to focus part of its capital spending program on expanding key Southeast and Southwest operations.

The Company’s Medina Rock and Rail capital project, with a budgeted cost of nearly $160 million, is the largest capital expansion project in its history. The project, located outside of San Antonio, Texas, consists of building a rail-connected limestone aggregates processing facility with the capability of producing in excess of 10 million tons per year. Land acquisition was completed over several years as part of ongoing capital expenditures, and construction began in 2013. Through the end of 2014, the Company invested nearly $79 million, including $41 million in 2014. The project is expected to be completed, on time and under budget, in 2015.

The Company also acquires contiguous property around existing quarry locations. This property can serve as buffer property or additional mineral reserve capacity, assuming the underlying geology supports economical aggregates mining. In either instance, the acquisition of additional property around an existing quarry allows the expansion of the quarry footprint and extension of quarry life. Some locations having limited reserves may be unable to expand.

A long-term capital focus for the Company, primarily in the midwestern United States due to the nature of its indigenous aggregates supply, is underground limestone aggregate mines, which provide a neighbor-friendly alternative to surface quarries. The Company operates 14 active underground mines, located primarily in the Mid-America Group, and is the largest operator of underground limestone aggregate mines in the United States. Production costs are generally higher at underground mines than surface quarries since the depth of the aggregate deposits and the access to the reserves result in higher development, explosives and depreciation costs. However, these locations often possess transportation advantages that can lead to value-added, higher average selling prices than more distant surface quarries.

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

The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it must still pay the shipping company the contractually-stated minimum amount for that year. In 2014, the Company did not incur any such charges; however, a charge is possible in 2015 if shipment volumes do not meet the contractually-stated minimums.

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

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation slowed in the last several years as the number of suitable small to mid-sized acquisition targets in high-growth markets declined. During the recent period of fewer acquisition opportunities, the Company focused on investing in internal expansion projects in high-growth markets. Management believes the number of acquisition opportunities has started to increase as the economy has begun to recover from the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies rationalizing non-core assets and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, including the recently completed TXI acquisition, particularly in the West Group, pursuant to which the Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates operations. These aggregates-related downstream operations accounted for 30% of net sales of the Aggregates business in 2014. These aggregates-related downstream operations reported within the Aggregates business segment have lower gross margins (excluding freight and delivery revenues) than the Company’s aggregates product line due to highly competitive market dynamics and lower barriers to entry, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results. During 2014, prices for liquid asphalt and cement were higher than 2013. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products.

The Company continues to review carefully each of the acquired aggregates-related downstream operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company also reviews other independent aggregates-related downstream operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own aggregates-related downstream operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, in 2011 the Company completed the acquisitions described under General above, which included aggregates-related downstream operations, including asphalt, ready mixed concrete, and road paving businesses in the Denver, Colorado, and San Antonio, Texas markets. The 2014 business combination with TXI described under General above further expanded the Company’s aggregates-related downstream operations, with the addition of TXI’s aggregates and ready mixed concrete operations. The Company now accounts for the cement operations of TXI as a separate business segment as described below under the Cement Business heading.

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

Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $13.0 million, $16.8 million, and $20.5 million, during 2014, 2013, and 2012, respectively.

Cement Business

The Cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The Company has the leading position in the Texas cement market, with two production facilities, one located in Midlothian, Texas, south of Dallas/Fort Worth, and the other located in Hunter, Texas, between Austin and San Antonio. The Company also has a state-of-the-art, rail-located cement plant in southern California at Oro Grande, California, near Los Angeles, California, and operates cement grinding and packaging facilities at the Crestmore plant near Riverside, California. The cement facilities have an annual capacity of approximately 6.6 million tons. In addition to the manufacturing and packaging facilities, the Company operates five cement distribution terminals.

Texas and California accounted for 71% and 24% of the Cement business’ net sales, respectively, in 2014. The Cement business is benefitting from continued strength in the Texas markets, where current demand exceeds local supply, a trend that is expected to continue for the near future. The Company anticipates the California markets reaching a demand/supply equilibrium during 2016. The Cement business sold cement to customers in 13 states, with Texas accounting for 71% of net sales by state of destination. Truck and rail transportation modes represent 89% and 11%, respectively, of total tons shipped. A portion of the cement from the Cement business is used in the Company’s ready mixed concrete product line.

The limestone reserves used as a raw material for cement are located on property, owned by the Company, adjacent to each of the cement plants. Management believes that its reserves of limestone are sufficient to permit production at the current operational levels for the foreseeable future.

The Cement business generally delivers its products upon receipt of orders or requests from customers. Accordingly, there are no significant levels of order backlog. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Less than 2% of the revenues from the Cement business are from foreign jurisdictions, principally Mexico, with revenues from customers in foreign countries totaling $3.8 million during 2014 for the period from the July 1, 2014 acquisition of TXI.

Magnesia Specialties Business

The Company manufactures and markets, through its Magnesia Specialties business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2014, 66% of Magnesia Specialties’ net sales were attributable to chemical products, 33% to lime, and 1% to stone sold as construction materials. Magnesia Specialties’ net sales increased to record levels in 2014 reflecting increased pricing and solid pricing gains in key product line.

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

In 2014, 84% of the lime produced was sold to third-party customers, while the remaining 16% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 44% of the Magnesia Specialties’ net sales in 2014, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Magnesia Specialties business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel utilization; domestic capacity utilization averaged 77% in 2014 According to Moody’s Credit Outlook, steel production in 2014 increased 13% over 2013 and the 2015 forecast is an increase of 2% over 2014. Accordingly to Platt, a division of McGraw Hill Financial, capacity utilization for 2014 was 77% and is expected to continue at this level or slightly improve in 2015.

Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that business is not as dependent on the steel industry as is the dolomitic lime portion of the Magnesia Specialties business.

The principal raw materials used in the Magnesia Specialties business are dolomitic limestone and alkali-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.

After the brine is used in the production process, the Magnesia Specialties business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia Specialties also entered into a venture with Dow to construct, own, and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of the pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline. In 2010, Dow sold the assets of Dow’s facility in Ludington, Michigan to Occidental Chemical Corporation (“Occidental”) and assigned to Occidental its interests in the long-term processed brine supply agreement and the pipeline venture with Magnesia Specialties.

In 2001 the Magnesia Specialties business sold certain assets of its refractories business to a wholly-owned subsidiary of Minerals Technologies Inc. In connection with the sale, the business improved its cost structure through the write down of certain assets and the repositioning of the Manistee, Michigan, operating facility to focus on the production of chemical products. The sale of the refractories business lessened the dependence of the Magnesia Specialties business on the steel industry over time.

Magnesia Specialties generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A significant portion of the 275,000 ton dolomitic lime capacity from the new lime kiln completed in 2012 at Woodville, Ohio is committed under a long-term supply contract.

The Magnesia Specialties business is highly dependent on rail transportation, particularly for movement of dolomitic lime from Woodville to Manistee and direct customer shipments of dolomitic lime and magnesia chemicals products from both Woodville and Manistee. The segment can be affected by the specific transportation and other risks and uncertainties outlined under Item IA., Risk Factors, of this Form 10-K.

Approximately 11% of the revenues of the Magnesia Specialties business in 2014 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $29.0 million, $25.7 million, and $24.2 million, in 2014, 2013, and 2012, respectively. As a result of these foreign market sales, the financial results of the Magnesia Specialties business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Magnesia Specialties business principally uses the United States dollar as the functional currency in foreign transactions.

Patents and Trademarks

As of February 13, 2015, the Company owns, has the right to use, or has pending applications for approximately 54 patents pending or granted by the United States and various countries and approximately 114 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

There are over 5,600 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company’s aggregates-related downstream operations are also characterized by numerous operators. A national trade association estimates there are about 5,500 ready mixed concrete plants in the United States owned by over 2,200 companies, with about 55,000 mixer trucks delivering ready mixed concrete. Similarly, a national trade association estimates there are about 3,700 asphalt plants in the United States owned by over 800 companies. The Company, in its Aggregates business, including its aggregates-related downstream operations, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and rail have enhanced the Company’s ability to compete in the aggregates industry. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

The Company’s Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for 11% of revenues for the Magnesia Specialties business in 2014, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Magnesia Specialties business have greater financial resources than the Company.

According to the Portland Cement Association, United States cement production is widely dispersed with the operation of 107 cement plants in 36 states. The top five companies collectively operate 49.6 percent of U.S. clinker capacity with the largest company representing 14.2 percent of all domestic clinker capacity. An estimated 76.7 percent of U.S. clinker capacity is owned by companies headquartered outside of the United States.

The Company’s Cement business competes with various companies in different geographic and product areas principally on the basis of proximity, quality and price for its products, but level of customer service is also a factor. The Cement business also competes with imported cement because of the higher value of the product and the existence of major ports in some of our markets. A small percentage of the Company’s cement sales are to customers located outside the United States, with less than 2% of revenues for the Cement business in 2014 coming from sales from California to customers in Mexico. Certain of the Company’s competitors in the Cement business have greater financial resources than the Company.

The nature of the Company’s competition varies among its product lines due to the widely differing amounts of capital necessary to build production facilities. Crushed stone production from stone quarries or mines, or sand and gravel production by dredging, is moderately capital intensive. The Company’s major competitors in the aggregates markets are typically large vertically integrated companies, with international operations. Ready-mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market the Company faces competition from numerous small producers as well as large vertically integrated companies with facilities in many markets. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic producers of cement are owned by large foreign companies operating in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $19.6 million in 2014 and approximately $12.6 million in 2013 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $6.0 million in 2014 and are expected to be approximately $6.0 million in 2015 and 2016. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2014 and 2013. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2014 Financial Statements and the 2014 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2014 Financial Statements included under Item 8 of this Form 10-K and the 2014 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2014 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

In general, quarry, mining, and cement production facilities must comply with air quality, water quality, and noise regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry and mining sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries and mines in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, and production facilities can be situated substantial distances from surrounding property owners. Also, in certain markets the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

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

As is the case with other companies in the cement industry, the Company’s cement operations produce varying quantities of cement kiln dust (“CKD”). This production by-product consists of fine-grained, solid, highly alkaline material removed from cement kiln exhaust gas by air pollution control devices. Because much of the CKD is actually unreacted raw materials, it is generally permissible to recycle the CKD back into the production process, and large amounts often are treated in such manner. CKD that is not returned to the production process is disposed in landfills. CKD is currently exempted from federal hazardous waste regulations under Subtitle C of the Resource Conservation and Recovery Act.

In 2010, the United States Environmental Protection Agency (“USEPA”) included the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Company in 2010 and 2011 regarding the Company’s compliance with the CAA New Source Review (“NSR”) program at the Magnesia Specialties dolomitic lime manufacturing plant in Woodville, Ohio. The Company has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. The Company believes it is in substantial compliance with the NSR program. The Company cannot at this time reasonably estimate what reasonable likely penalties or upgrades to equipment might ultimately be required.

The Company believes that any costs related to any required upgrades will be spread over time and will not have a material adverse effect on the Company’s operations or its financial condition, but can give no assurance that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Magnesia Specialties segment of the business.

In October 2014, the Company received a CAA Section 114 request for information regarding the Manistee, Michigan operations from the USEPA, similar to the one initially received at the Woodville, Ohio plant. The letter seeks information regarding the Company’s compliance with the NSR program at the Magnesia Specialties manufacturing plant in Manistee, Michigan. No notices of violation have been received by the Company relating to alleged non-compliance at the Manistee plant. The Company believes it is in substantial compliance with the NSR program and is currently submitting information to the USEPA for review. The Company cannot at this time reasonably estimate the costs, if any, that may be incurred relating to this matter.

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

The Company has been reviewing its operations with respect to climate change matters and its sources of greenhouse gas emissions. In December 2009, the USEPA made an endangerment finding under the Clean Air Act that the current and projected concentrations of the six key greenhouse gases (“GHG” or “GHGs”) in the atmosphere threaten the public health and welfare of current and future generations. The six GHGs are carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. As of 2010, facilities that emitted 25,000 metric tons or more per year of GHGs are required to annually report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. In May 2010, the USEPA issued a final rule (known as the Greenhouse Gas Tailoring Rule) that would have required the Company to incorporate best available GHG control technology in any new plant that it might propose to build and in its existing plants if it modified them in a manner that would increase GHG emissions (in the Company’s case, principally carbon dioxide emissions) by more than 75,000 tons per year. This rule was challenged in court by various public and private parties, and was upheld in part and invalidated in part by the United States Supreme Court in an opinion issued on June 23, 2014. The Court concluded that the USEPA may in fact require best available control technology for GHG, but only if the plant is otherwise subject to Prevention of Significant Deterioration or Title V air permitting under the USEPA’s rules. It is not known whether the USEPA will revise its rules in response to the Court’s decision and, if so, what the impact will be on the Company’s operations. No technologies or methods of operation for reducing or capturing GHGs such as carbon dioxide have been proven successful in large scale applications other than improvements in fuel efficiency, and it is not known what the USEPA will require as best available control technology for plants or conditions it will require for operating permits in the event of modifications to plants or construction of new plants.

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

The operations of the Company’s Aggregates business are not major sources of GHG emissions. Most of the GHG emissions from aggregate operations are tailpipe emissions from mobile sources such as heavy construction and earth-moving equipment. The manufacturing operations of the Company’s Magnesia Specialties business in Woodville, Ohio releases carbon dioxide, methane and nitrous oxide during the production of lime. The Magnesia Specialties operation in Manistee, Michigan releases carbon dioxide, methane, and nitrous oxides in the manufacture of magnesium oxide and hydroxide products. Both of these operations are filing annual reports of their GHG emissions in accordance with the USEPA’s Mandatory Greenhouse Gas Reporting Rule.

Cement production worldwide is estimated to comprise approximately 5% to 10% of CO2 or GHG emissions, and the USEPA has indicated that CO2 emitted from cement production is the second largest source of CO2 emissions in the United States. The Company’s subsidiaries, Riverside Cement Company and TXI, are filing annual reports of the GHG emissions relating to their cement operations. In addition, as it operates in California, Riverside Cement is subject to California’s existing GHG emissions trading/credit program. The Company believes that Riverside Cement has purchased an adequate number of additional emission credits to remain under the regulated limits, and that program will not have a material adverse effect on the Company’s or the Cement business’ financial condition or results of operations.

If and when Congress passes legislation on GHGs, the Woodville and Manistee operations, as well as the Company’s cement operations, will likely be subject to the new program. In addition, the Company believes that the USEPA may impose additional regulatory restrictions on emissions of GHGs that will impact the Company’s Woodville, Manistee, and cement operations. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville, Manistee, or cement operations would be passed on to customers. The magnesium oxide products produced at the Manistee operation compete against other products that emit a lower level of GHGs in their production. Therefore, the Manistee facility may be required to absorb additional costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. The Company is also continuing to review the obligations of our Manistee facility’s global customer base with regards to climate change treaties and accords. The Company at this time cannot reasonably predict what the costs of compliance will be, but does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties or Cement businesses.

In California, the California Global Warming Solutions Act of 2006, or AB32, required the California Air Resources Board (“CARB”) to implement rules designed to achieve a statewide reduction in emissions of GHGs in California to 1990 levels by 2020. In response, CARB adopted rules that establish a market-based cap-and-trade program, which began on January 1, 2013. The rules apply to Riverside Cement’s cement plant in Oro Grande, California. The rules establish a statewide cap on the level of GHG emissions from covered industries for each year from 2013 to 2020. The cap declines approximately 2% to 3% per year. Individual facilities will not be assigned a specific limit on GHG emissions. Instead, a facility will be required to surrender allowances (each covering the equivalent of one ton of carbon dioxide) equal to its total GHG emissions. CARB will allocate allowances equal to the declining cap in a manner prescribed by the rules. As part of the program, CARB will provide significant free allowances to cement plants because the sector is considered by CARB to be energy intensive and trade exposed. A cement plant’s allocation of free allowances is based on the California cement sector intensity benchmark determined by CARB, which is referred to as GHG intensity (i.e., GHG emissions per unit of production). The plant’s annual GHG intensity is compared to the CARB benchmark, and any emissions over the established benchmark are required to be purchased in the form of allowances or allowance offsets. If a plant’s emissions exceed the number of allowances it receives, it may purchase additional allowances in the open market, buy them at a regular quarterly auction conducted by CARB, or purchase them from a state price containment reserve. The rules established a minimum price of $10 per ton of carbon dioxide equivalent (which increases by a minimum of 5% plus inflation each year), and actual prices will depend on market conditions. A plant’s level of free allowances will be reduced over time with the implementation of a cap adjustment factor intended to gradually reduce the statewide cap over time. The Company expects that the number of free allowances allocated to Riverside Cement will not be sufficient to cover all of its GHG emissions, but it will be unable to determine the total number of allowances that Riverside Cement will be required to purchase for any year until the year ends and its total GHG emissions for the period are determined. Riverside Cement has begun to purchase allowances to cover GHG emissions that it expects will exceed its free allowances. In addition to the cost of purchasing allowances, Riverside Cement also expects that its energy costs will increase due to the impact of these regulations on the electric utility industry. The California cement industry is discussing a number of issues with CARB, including a California border adjustment mechanism to help create a level playing field with imported cement, but it is uncertain whether such a mechanism will be implemented. The validity of the law and rules remains under attack in several lawsuits, the results of which remain uncertain. The Company at this time cannot reasonably predict what the costs of compliance will be, but does not believe it will have a material adverse effect on the financial condition or results of the operations of Cement businesses.

Various states have banded together in initiatives to develop regional strategies to address climate change. Certain western states, including California, and Canadian provinces have formed the Western Climate Initiative, which is working to establish goals for the reduction of GHG emissions in the member states and design market-based mechanisms to help achieve these reduction goals. California’s climate change laws and regulations are designed to coordinate with the Western Climate Initiative. Other states may join these initiatives or form additional initiatives or coalitions intended to regulate the emission of GHGs.

In 2010, the USEPA issued rules that dramatically reduced the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The compliance date for these new standards is September 2015. The Company has conducted tests to analyze the current level of compliance of its newly-acquired cement plants with the standards in the revised rule. All plants will require the installation of continuous emissions monitoring (“CEMs”). In addition, the cement plant in Oro Grande, California will require new controls to satisfy the mercury emission standard and the hydrochloric acid standard. The Company, through its subsidiaries, Riverside Cement and TXI, have identified, tested and ordered new control and monitoring equipment for these purposes, and believe that the cement plants meet the other emission requirements in these rules. The Company does not believe that the costs relating to these controls and equipment will have a material adverse effect on the financial condition or results of the operations of either the Company or the Cement business.

Employees

As of January 31, 2015, the Company has 7,193 employees, of which 5,435 are hourly employees and 1,758 are salaried employees. Included among these employees are 878 hourly employees represented by labor unions (12.2% of the Company’s employees). Of such amount, 11.8% of the Company’s Aggregates business’s hourly employees are members of a labor union, 30.8% of the Company’s Cement business’s hourly employees are represented by labor unions, and 100% of the Magnesia Specialties segment’s hourly employees are represented by labor unions. The Company’s principal union contracts for the Cement business cover employees at the Oro Grande, California cement plant. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Oro Grande collective bargaining agreement expires in June 2015. The Woodville collective bargaining agreement expires in May 2018. The Manistee collective bargaining agreement expires in August 2015. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

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

The Company has adopted a Code of Ethical Business Conduct that applies to all of its directors, officers, and employees. The Company’s code of ethics is available on the Company’s web site at www.martinmarietta.com. The Company intends to disclose on its Internet web site any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2014 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2014 Financial Statements included under Item 8 of this Form 10-K and the 2014 Annual Report.

Our business is cyclical and depends on activity within the construction industry.

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the nonresidential and residential construction markets, could fall if companies and consumers are unable to get credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may also hurt the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. Several of our top sales states, from time-to-time, stop or slow bidding projects in their transportation departments.

We sell most of our aggregate products, our primary business, and our cement products, to the construction industry, so our results depend on the strength of the construction industry. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions and the intensity of the underlying spending on aggregates and cement products. During the past few years, the overall economy was hurt by mortgage security losses and the tightening credit markets. Construction spending was affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our products. The recent economic recession was an example, and our business was hurt. Construction spending can also be disrupted by terrorist activity and armed conflicts.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five sales-generating states of our Aggregates business (based on net sales by state of destination) of Texas, Colorado, North Carolina, Iowa, and Georgia, our profitability will decrease. We experienced this situation with the recent economic recession.

The historic economic recession resulted in large declines in shipments of aggregate products in our industry. Recent years, however, have shown a turnaround in this trend. For the last four years, our aggregates shipments ranged from 122 million tons to 146 million tons, reflecting a certain degree of volume stability. During 2014 our heritage aggregates shipments showed 7.5% improvement compared with 2013 levels, after being relatively flat the prior year. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, during 2014 the unprecedented uncertainty on both the timing and amount of future long-term federal infrastructure funding negatively affected spending on public infrastructure projects. This uncertainty was accompanied by a reduction in some states’ investment in highway maintenance. Other states, however, stepped up to play an expanding role in infrastructure spending, with the total value of public infrastructure spending increasing slightly in 2014, despite the uncertainty in long-term federal funding.

In July 2012, the President signed into law the successor federal highway bill known as MAP-21, which was designed to maintain highway spending at current annual levels of approximately $40 billion in funding for transportation infrastructure through fiscal 2014. MAP-21 also greatly expanded TIFIA funding, a federal alternative funding mechanism for transportation projects. While the enactment of MAP-21 resulted in an increase in infrastructure spending for a period of time, MAP-21 expired by its terms on September 30, 2014. However, as Congress continues to deliberate a successor bill, the provisions of MAP-21 have been extended through May 31, 2015. Additionally, Congress authorized a $10.8 billion General Fund transfer to the Highway Trust Fund to maintain its solvency. We are not clear when or in what form there might be a successor bill to MAP-21. The measures to extend MAP-21 and add solvency to the Highway Trust Fund have not completely alleviated the reluctance by some states and municipalities to commit to large-scale, multi-year infrastructure projects supported by federal aid. During the recent extended period of uncertainty in the level of federal funding, some states have secured alternative funding sources, including Texas, whose voters in 2014 approved use of the state’s oil and gas production tax collections for annual disbursements to the State Highway Fund. Supported by state spending programs, our heritage aggregates shipments to the infrastructure construction market increased 6% in 2014 compared to 2013, as compared to a decrease of 7% in 2013 compared with 2012.

We believe that the demand and need for infrastructure projects will support consistent growth in this market once long-term federal funding is resolved beyond 2015. In 2014, 44% of our aggregates shipments were to the infrastructure construction market.

Within the construction industry, we also sell our aggregates and cement products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall.

We experienced a 9% increase in aggregates shipments to the nonresidential construction market in 2014, with growth notable in the energy-related shipments, which benefitted from shale energy projects, principally in South Texas, as well as energy-related industrial activity. Additionally, increased aggregates shipments to the commercial part of nonresidential construction, namely office and retail, increased in certain of our geographic markets in Colorado, Georgia, North Carolina, and Texas. During 2014, a strengthened residential market precipitated nonresidential construction activities to serve increased populations. Recently, the rate of growth in residential construction has slowed, but the nonresidential construction market continues to gain momentum. This evolution is in line with expectations, as the commercial component of nonresidential construction generally follows the residential construction market with a 12-to-18 month lag. With the recent decline in global oil prices, we are uncertain the impact this decline will have on the current strong Texas economy. The Dodge Momentum Index, a 12-month leading indicator of construction spending for nonresidential building compiled by McGraw Hill Construction, reached 128.7 in December 2014, an increase of 4% compared to prior month and an increase of 9% compared to prior year. In 2014, 32% of our aggregates shipments were to the nonresidential construction market.

Our aggregates shipments to the residential construction market increased 12% in 2014. Housing strength varies considerably in different areas of the country. We saw significant residential growth in our key geographic markets, including Florida, Georgia, North Carolina, and Texas. The U.S. Census Bureau reported the total value of private residential construction put in place in 2014 increased 5%. Furthermore, housing starts, a key indicator for residential construction activity, continues to show year-over-year improvement, although starts are still below the 50-year historical annual average of 1.5 million units. For 2014, annual housing starts were up 3% to an estimated 1,004,000, as reported by the United States Census Bureau, and the rate of housing starts continues to exceed completions. This trend is expected to continue in 2015. In 2014, 14% of our aggregates shipments were to the residential construction market.

Shipments of chemical rock (comprised primarily of high-calcium carbonate material used for agricultural lime and flue gas desulfurization) and ballast product sales (collectively “ChemRock/Rail”) accounted for 10% of our aggregates shipments and increased 4% in 2014reflecting growth in non-construction, specifically landscaping and backfill.

Shipments of aggregates-related downstream products typically follow construction aggregates trends.

The Cement business was acquired from TXI on July 1, 2014. The net sales of $209.6 million for the second half of 2014 reflected the Company’s leading position in the Texas market.

Our business is dependent on funding from a combination of federal, state and local sources.

Our aggregates and cement products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, prisons, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. The year 2014 was another year of unprecedented uncertainty as it related to both the timing and amount of future long-term federal infrastructure funding, which negatively affected spending on public infrastructure projects. Despite the uncertainty in long-term funding levels, the total value of United States overall public-works spending increased slightly in 2014, which demonstrates the commitment of states to address the underlying demand for infrastructure investment. However, infrastructure investment varies by market and was strongest in the western United States in 2014. We cannot be assured of the existence, amount, and timing of appropriations for spending on future projects.

The federal highway bill provides annual highway funding for public-sector construction projects. The most recent federal highway bill passed in 2012, MAP-21, provided annual funding at current levels of approximately $40 billion through September 30, 2014, when it expired by its own terms. MAP-21 also greatly expands TIFIA funding, a federal alternative funding mechanism for transportation projects, to $1 billion in fiscal 2014. MAP-21 is not subject to potential sequestration under current federal law. TIFIA is also not subject to federal debt ceiling limits. However, authorized transfers from the General Fund to the Highway Trust Fund are subject to potential sequestration. In 2014, as Congress continued to deliberate a successor bill to MAP-21, the provisions of MAP-21 were extended to May 31, 2015. Additionally, Congress authorized a $10.8 billion General Fund transfer to the Highway Trust Fund to maintain its solvency.

Given the record level of national debt and the resulting pressure on all government spending, we cannot be assured that Congress will pass a successor federal highway bill or will extend the provisions of the current bill when they expire on May 31, 2015. Federal highway bills provide spending authorizations that represent maximum amounts. Each year, an appropriation act is passed establishing the amount that can actually be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund. Once the annual appropriation is passed, funds are distributed to each state based on formulas (apportionments) or other procedures (allocations). Apportioned and allocated funds generally must be spent on specific programs as outlined in the federal legislation. The Highway Trust Fund has experienced shortfalls in recent years, due to high gas prices, fewer miles driven and improved automobile fuel efficiency. These shortfalls created a significant decline in federal highway funding levels. In response to the projected shortfalls, money has been transferred from the General Fund into the Highway Trust Fund over the past several years. According to the Congressional Budget Office, current revenues of approximately $34 billion are falling short of the current annual expenditure level of $41 billion. Therefore, timely Congressional action is needed to address the funding mechanism for the Highway Trust Fund and to enact a longer-term federal highway bill. We cannot be assured of the existence, timing or amount of federal highway funding levels in the future. We also cannot be assured of the impact of the recent sharp reduction in gasoline prices on the levels of highway user taxes that might be collected in the future and the corresponding levels of funding to the Highway Trust Fund.

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina was among the states experiencing these pressures, and this state disproportionately affects our revenues and profits. Most state budgets, including North Carolina, began to improve in 2013 and 2014 as increased tax revenues helped states resolve budget deficits. States have also taken on a larger role in funding sustained infrastructure investment. For example, the Texas voters in 2014 approved use of the state’s oil and gas production tax collections for annual disbursements to the State Highway Fund. We anticipate further growth in state-level funding initiatives, such as bond issues, toll roads, and special purpose taxes, as states address infrastructure needs, particularly in periods of federal funding uncertainty. In the November 2014 elections, voters approved 66% of transportation initiatives. Nevertheless, it is a continuing risk to our business that sufficient funding from federal, state, and local sources will not be available to address infrastructure needs.

Our aggregates business is seasonal and subject to the weather.

Since the construction aggregates business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Aggregates business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable.

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

Our businesses face many competitors.

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors also operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors, and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our magnesia specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates business may compete with recycled asphalt and concrete products that could be used instead of new products and our cement business may compete with international competitors who are importing product to the United States with lower production and regulatory costs.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect to continue to grow, in part, by buying other businesses. We will continue to look for strategic businesses to acquire, like our recent acquisition of TXI. In the past, we have made acquisitions to strengthen our existing locations, expand our operations, and enter new geographic markets. We will continue to make selective acquisitions, joint ventures, or other business arrangements we believe will help our company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

We may decide to pay all or part of the purchase price of any future acquisition with shares of our common stock. For example, we used our common stock in our recent acquisition of TXI. We may also use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our shareholders will be diluted and the price of our stock could fall. We operate our businesses with the objective of maximizing the long-term shareholder return.

We have acquired many companies since 1995. Some of these acquisitions were more easily integrated into our existing operations and have performed as well or better than we expected, while others have not. For example, we have only begun the process of integrating the operations of TXI, as discussed below. We have sold some underperforming and other non-strategic assets, such as underperforming road paving operations in Arkansas and east Texas, which were sold in 2014.

Our integration of the acquisition of TXI may not be as successful as we hope.

We have a successful history of business combinations and integration of these businesses into our heritage operations. We acquired TXI in July 2014 and are continuing the integration of TXI’s ready mixed concrete and cement operations. We integrated TXI’s aggregates operations into our disciplined cost structure during the last half of 2014. We expect this continued integration to be successful in order for us to achieve the synergies, cost savings, and operating efficiencies we have forecast from the TXI acquisition. However, it is a risk factor that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings, or operating efficiencies we have forecast from the TXI acquisition.

The acquisition of TXI involved the combination of two companies which previously operated as independent public companies. We have devoted significant management attention and resources to integrating our business practices and operations. As noted, we have integrated to date TXI’s aggregates operations and are in the process of fully integrating TXI’s ready mixed concrete and cement operations later this year. We believe we will be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of the acquisition with TXI if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•	the inability to successfully combine the remaining operations in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the proposed acquisition with TXI, which would result in the anticipated benefits of the acquisition with TXI not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either the Company or former customers of TXI deciding not to do business with the Company;

•	complexities associated with managing the combined operations;

•	integrating personnel;

•	creation of uniform standards, internal controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and

•	performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations.

Aggregates-related downstream businesses have lower profit margins and can be more volatile.

For 2014, our asphalt, ready mixed concrete, and road paving businesses accounted for 30% of the net sales of our Aggregates business, up from 8% in 2011. These businesses typically provide lower profit margins (excluding freight and delivery revenues) than our aggregates product line due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, as we expand these operations, our overall gross margin is likely to be adversely affected. We saw this impact our gross margins in recent years. However, in 2014, heritage aggregates-related downstream operations gross margin (excluding freight and delivery revenues) increased 450 basis points, reflecting increased ready mixed concrete volumes and pricing as well as higher asphalt shipments. The overall gross margin (excluding freight and delivery revenues) of our Aggregates business will continue to be reduced by the lower gross margins for our aggregates-related downstream operations.

Short supplies and high costs of fuel, energy, and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. For example, in 2011, increases in energy costs when compared with 2010 lowered net earnings for our businesses by $0.27 per diluted share. We do not hedge our diesel fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, consumption, and the natural hedge created by the ability to increase aggregates prices. In 2012, while the average price we paid per gallon of diesel fuel was 5% higher compared to 2011, this was offset by a decline of 25% from 2011 on our average cost for natural gas. This trend reversed in 2013, when the average price we paid per gallon of diesel fuel was 4% lower compared to 2012, but the average cost of natural gas increased 18% from 2012. Similarly, in 2014 the average price we paid per gallon of diesel fuel was 8% lower compared to 2013, but the average cost of natural gas increased 24% from 2013. Diesel fuel, which averaged $2.82 per gallon in 2014 and

$2.98 per gallon in 2013, represents the single largest component of energy costs for our Aggregates business. Diesel fuel prices declined rapidly during December 2014, ending the year at a per gallon price that was 26% below the 2014 average.

The Magnesia Specialties business has fixed price agreements for the supply of a portion of its coal and natural gas needs. The Cement business has fixed price agreements for the supply of coal.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represent approximately 31% of the production costs of our Cement business. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our Cement business. Profitability of the Cement business is also subject to kiln maintenance, which requires the plant to be shut down for a period of time as repairs are made. In 2014, the Cement business incurred shutdown costs of $13.3 million during the second half of the year.

Similarly our aggregates-related downstream operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. These raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our aggregates-related downstream operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the costs for these raw materials. For 2014, we saw higher prices for these raw materials than 2013. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products.

Cement is a commodity sensitive to supply and price volatility.

Cement is a commodity, and competition is often based mainly on price, which is highly sensitive to changes in supply and demand. Prices change a lot in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When cement producers increase production capacity or more cement is imported into the market, an oversupply of cement in the market may occur if supply exceeds demand. In that case cement prices generally fall. We cannot be assured that prices for our cement products sold will not decline in the future or that such decline will not have a material adverse effect on our Cement business.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our Cement operations in California are also susceptible to damage from earthquakes, for which we maintain only a limited amount of earthquake insurance and, therefore, we are not fully insured against earthquake risk. We also have one to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2014, the Cement business incurred shutdown costs of $13.3 million during the second half of the year. In 2014, the Magnesia Specialties business incurred shutdown costs of $5.4 million during the year. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our Cement and Magnesia Specialties businesses may become capacity constrained.

If our Cement or Magnesia Specialties businesses become capacity constrained, they may be unable to satisfy on a timely basis the demand for some of their products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Capacity constraints may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity constrained. In addition, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our cement business could suffer if cement imports from other countries significantly increase or are sold in the U.S. in violation of U.S. fair trade laws.

The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan will expire in 2016 unless it is extended by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement business.

Road paving construction operations present additional risks to our business.

Our aggregates-related downstream operations also present challenges in the paving construction business where many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our road paving construction operations we also have fixed price and fixed unit price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time or our original bid. These same issues and risks can also impact some of our contacts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short duration projects.

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

Labor unions represent 11.8% of the hourly employees of our aggregates business, 30.8% of the hourly employees of our cement business, and 100% of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our magnesia specialties business at the Oro Grande, California cement plant, the Manistee, Michigan magnesia chemicals plant, and the Woodville, Ohio lime plant expire in June 2015, August 2015, and May 2018, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our businesses, raise costs, and reduce revenues and earnings from the affected locations. We believe we have good relations with all of our employees, including our unionized employees.

32

Delays or interruptions in shipping products of our businesses could affect our operations.

Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail, or ship. We also rely heavily on third-party truck and rail transportation to ship coal, natural gas, and other fuels to our plants. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative and timely means to ship our products or fuels at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

The availability of rail cars can also affect our ability to transport our products. Rail cars can be used to transport many different types of products across all of our segments. If owners sell or lease rail cars for use in other industries, we may not have enough rail cars to transport our products.

We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2015 to 2017 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. We urge you to read about our accounting policies in Note A of our 2014 financial statements. The federal regulatory body overseeing our accounting standards is now implementing a convergence project, which would conform the accounting in the United States for various topics to the requirements under international accounting standards. Proposed changes are being issued one topic at a time. We have not looked at how all of these topics might impact us. New or revised accounting standards could change our financial results either positively or negatively.

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

We have considered the current economic environment and its potential impact to the Company’s business. Demand for aggregates products, particularly in the infrastructure construction market, has already been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels beyond the May 2015 expiration of MAP-21. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

A recessionary construction economy can also increase the likelihood we will not be able to collect on all of our accounts receivable with our customers. We are protected in part, however, by payment bonds posted by many of our customers or end-users. Nevertheless, we experienced a delay in payment from some of our customers during the construction downturn, which can negatively affect operating cash flows. Historically, our bad debt write-offs have not been significant to our operating results, and, although the amount of our bad debt write-offs has increased, we believe our allowance for doubtful accounts is adequate.

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

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. Any large strategic acquisition would require that we issue both newly issued equity and debt securities, like we did with the acquisition of TXI, in order to maintain our investment grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding debt and the interest cost on our commercial paper program, to the extent it is available to us. While management believes our credit ratings will remain at a composite investment-grade level, we cannot be assured these ratings will remain at those levels. While management believes the Company will continue to have credit available to it adequate to meet its needs, there can be no assurance of that.

Our Magnesia Specialties business depends in part on the steel industry and the supply of reasonably priced fuels.

Our Magnesia Specialties business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the cyclical steel industry. The Magnesia Specialties business also requires significant amounts of natural gas, coal, and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.

Our Magnesia Specialties business now runs near capacity so unexpected changes could affect its earnings.

Because our Magnesia Specialties business essentially runs near capacity, any unplanned changes in costs or customers would introduce volatility to the earnings of this segment of our business.

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

Changes in our effective income tax rate may harm our results of operations.

A number of factors may increase our future effective income tax rate, including:

•	Governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction;

•	The jurisdictions in which earnings are taxed;

•	The resolution of issues arising from tax audits with various tax authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Changes in available tax credits;

•	Changes in stock-based compensation;

•	Other changes in tax laws, and

•	The interpretation of tax laws and/or administrative practices.

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

Aggregates Business

As of December 31, 2014, the Company processed or shipped aggregates from 274 quarries, underground mines, and distribution yards in 30 states, Canada, the Bahamas, and the Caribbean Islands, of which 109 are located on land owned by the Company free of major encumbrances, 56 are on land owned in part and leased in part, 103 are on leased land, and 5 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on the average, exceed 60 years based on normalized levels of production, and exceed 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2014, the Company processed and shipped ready mixed concrete and/or asphalt products from 134 properties in 5 states, of which 111 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, 21 are on leased land, and 1 is on a facility neither owned or leased, where product is sold under an agreement.

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

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its aggregates reserves used in the cement manufacturing process for its Cement business as it does for its Aggregates business. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2014 Annual Report for discussion of reserves evaluation by the Company.

Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last 3 years, along with the Company’s estimate of years of production available, shown on a segment-by-segment basis. The number of producing quarries shown on the table includes underground mines. The Company’s reserve estimates for the last 2 years are shown for comparison purposes on a state-by-state basis. The changes in reserve estimates at a particular state level from year to year reflect the tonnages of reserves on locations that have been opened or closed during the year, whether by acquisition, disposition, or otherwise; production and sales in the normal course of business; additional reserve estimates or refinements of the Company’s existing reserve estimates; opening of additional reserves at existing locations; the depletion of reserves at existing locations; and other factors. The Company evaluates its reserve estimates primarily on a Company-wide, or segment-by-segment basis, and does not believe comparisons of changes in reserve estimates on a state-by-state basis from year to year are particularly meaningful. The Company’s estimate of reserves shown in the tables below include reserves used in the Company’s Cement and Magnesia Specialties businesses.

	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/13 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/14 (Add 000)		Change in Tonnage from 2013 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of Aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
State	2014	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	5	101,697	12,110	130,199	12,110	28,502	0	100%	0%	0%	28%	72%
Arkansas	3	227,821	0	238,844	0	11,023	0	95%	5%	0%	52%	48%
California****	1			329,392	0	329,392	0	100%	0%	0%	100%	0%
Colorado	6	111,520	96,413	107,562	87,575	(3,958)	(8,838)	85%	15%	0%	71%	29%
Florida	1	253,244	0	252,614		(630)	0	100%	0%	0%	0%	100%
Georgia	16	2,165,285	0	2,144,817	0	(20,468)	0	95%	5%	0%	80%	20%
Indiana	10	510,230	47,978	501,461	52,450	(8,769)	4,472	100%	0%	0%	36%	64%
Iowa	24	719,102	34,131	688,783	38,983	(30,319)	4,852	100%	0%	0%	15%	85%
Kansas	4	100,880	0	99,859		(1,021)	0	100%	0%	8%	37%	63%
Kentucky	1	0	28,690		24,891	0	(3,799)	100%	0%	0%	0%	100%
Louisiana	3				8,902	0	8,902	100%	0%	0%	8%	92%
Maryland	2	96,067	0	135,006		38,939	0	100%	0%	0%	100%	0%
Minnesota	2	435,472	0	420,116		(15,356)	0	75%	25%	0%	66%	34%
Mississippi	1	0	67,216		67,210	0	(6)	100%	0%	0%	100%	0%
Missouri	4	423,224	0	416,034		(7,190)	0	90%	10%	0%	17%	83%
Montana	0	50,000	0	50,000		0	0	100%	0%	0%	100%	0%
Nebraska	3	188,854	0	185,498		(3,356)	0	100%	0%	0%	49%	51%
Nevada	1	139,342	0	138,662		(680)	0	100%	0%	0%	82%	18%
North Carolina	34	3,322,590	0	3,452,099		129,509	0	78%	22%	0%	69%	31%
Ohio***	12	724,741	135,781	722,920	120,161	(1,821)	(15,620)	45%	55%	0%	96%	4%
Oklahoma	8	820,646	14,412	1,214,840	14,023	394,194	(389)	100%	0%	0%	84%	16%
South Carolina	6	520,707	29,711	517,472	29,110	(3,235)	(601)	100%	0%	0%	62%	38%
Tennessee	1	36,756	0	36,389		(367)	0	100%	0%	0%	100%	0%
Texas****	22	1,123,383	76,168	2,367,460	144,067	1,244,077	67,899	100%	0%	0%	52%	48%
Utah	1	25,248	0	24,514		(734)	0	100%	0%	0%	0%	100%
Virginia	4	364,373	0	350,113		(14,260)	0	85%	15%	0%	75%	25%
Washington	3	41,102	0	40,806		(296)	0	66%	36%	0%	41%	59%
West Virginia	2	41,578	0	45,352		3,774	0	43%	57%	0%	88%	12%
Wyoming	2	151,220	0	148,162		(3,058)	0	100%	0%	0%	0%	100%

U. S. Total	182	12,695,082	542,610	14,758,974	599,482	2,063,892	56,872	92%	8%	0%	55%	45%

Non-U. S.	2	825,865	0	867,914	0	42,049	0	100%	0%	0%	95%	5%

Grand Total	184	13,520,947	542,610	15,626,888	599,482	2,105,941	56,872

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.
***	The Company’s reserves presented for the State of Ohio include dolomitic limestone reserves used in the business of the Magnesia Specialties segment.
****	The Company’s reserves presented for the States of California and Texas include limestone reserves used in the business of the Cement segment.

	Total Annual Production (in tons) (add 000) For year ended December 31			Number of years of production available at December 31, 2014
Reportable Segment*	2014	2013	2012
Mid-America Group	59,785	57,529	58,748	124.2
Southeast Group	18,932	17,275	18,632	185.5
West Group	62,579	53,395	49,430	84.5

Total Aggregates Business	141,296	128,199	126,810	114.8

*	Prior year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments.

Cement Business

As of December 31, 2014, the Company, through its subsidiaries, processed or shipped cement from 12 properties in 4 states, of which 8 are located on land owned by the Company free of major encumbrances and 4 are on leased land. The Company’s Cement business has production facilities located at two sites in Texas and one in California: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2014:

Plant	Rated Annual Productive Capacity—Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	57
Hunter, TX	2,250,000	Dry	2013 and 1981	160
Oro Grande, CA	2,200,000	Dry	2008	59

Total	6,650,000

Reserves identified with the facilities shown above are contained on approximately 5,579 acres of land owned by the Company. As of December 31, 2014, the Company estimated its total proven and probable limestone reserves on such land to be approximately 933 million tons.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2014, the Company, through its subsidiaries, also operated 5 cement distribution terminals and 1 cement packaging facility.

Magnesia Specialties Business

The Magnesia Specialties business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. Both of these facilities are owned.

Other Properties

The Company’s principal corporate office, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices for its five reportable business segments.

Condition and Utilization

The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used.

During 2014, the principal properties of the Aggregates business were believed to be utilized at average productive capacities of approximately 65% and were capable of supporting a higher level of market demand. However, during the economic recession, the Company adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2014, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $39.8 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idling could continue. The Company expects, however, as the economy continues to recover, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

During 2014 the Texas cement plants were operating between 75 and 85 percent utilization and the California cement plant was operating in the low 70s percent utilization, reflective of a slower recovery in the southern California construction economy. The Portland Cement Association (“PCA”) anticipates California markets should reach a demand/supply equilibrium during 2016. The Cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency, providing incremental supply for a sold-out Texas cement market and a road map for significantly improved profitability for 2015 and beyond. Significant gains in plant utilization and efficiency are typically achieved only during plant shutdowns.

During 2014, the Magnesia Specialties business was essentially running near capacity at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Company expects future organic growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions. In the current operating environment, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment.

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

The Company was not required to pay any penalties in 2014 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2014 Financial Statements included under Item 8 of this Form 10-K and the 2014 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2014 Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 13, 2015:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	52	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	53	Executive Vice President;	2009	Treasurer (2006-2013)
		Chief Financial Officer	2005

Roselyn R. Bar	56	Senior Vice President;	2005
		General Counsel;	2001
		Corporate Secretary	1997

Dana F. Guzzo	49	Senior Vice President;	2011
		Chief Information Officer;	2011
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	57	Senior Vice President, Human Resources	2011	Senior Vice President, Human Resources, CenturyLink Inc. (2009-2010)

Daniel L. Grant	60	Senior Vice President, Strategy & Development	2013	Senior Vice President, Strategy & Development, Lehigh Hanson, Inc., a producer of construction materials, and a subsidiary of Heidelberg Cement (1995-2013)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2014 Annual Report, and that information is incorporated herein by reference. There were 1,012 holders of record of the Company’s Common Stock as of February 13, 2015.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	0	$—	0	5,041,871

November 1, 2014 – November 30, 2014	0	$—	0	5,041,871

December 1, 2014 – December 31, 2014	0	$—	0	5,041,871

Total	0	$—	0	5,041,871

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated February 10, 2015 that its Board of Directors had authorized the repurchase of an additional 15 million shares of common stock, for a total repurchase authorization of 20 million shares.

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2014 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2015” in the 2014 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2014 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2014 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2015” in the 2014 Annual Report is not incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2014 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2014. As permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over certain assets and the net sales of the acquired cement and ready mixed concrete operations, which are included in the 2014 consolidated financial statements and constituted 18% of consolidated total assets and 17% of consolidated net sales as of and for the year ended December 31, 2014. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management has issued its annual statement of financial responsibility and report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2014. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2014. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2014 Financial Statements, included under Item 8 of this Form 10-K and the 2014 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2014 Annual Report.

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

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2014 (the “2015 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2015 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2015 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2015 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2015 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2014 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings—

for years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Earnings—

for years ended December 31, 2014, 2013, and 2012

Consolidated Balance Sheets—

at December 31, 2014 and 2013

Consolidated Statements of Cash Flows—

for years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Total Equity—

for years ended December 31, 2014, 2013, and 2012

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2014 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)	Index of Exhibits

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744))

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33- 72648)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33- 99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.10	—Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2014) (Commission File No. 1-12744)

4.11	—Indenture, dated as of July 2, 2014, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

4.12	—Form of Floating Rate Senior Notes due 2017 (included in Exhibit 4.10)

4.13	—Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.10)

4.14	—Registration Rights Agreement, dated as of July 2, 2014, among Martin Marietta Materials, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

10.01	—$600,000,000 Credit Agreement dated as of November 29, 2013 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, and SunTrust Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 5, 2013) (Commission File No. 1-12744)

10.02	— Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.04	—First Amendment dated as of June 23, 2014 to the Credit Agreement dated as of November 29, 2013, among Martin Marietta Materials, Inc., the lenders listed therein and J.P. Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.05	—Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.06	—Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.07	—Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1- 12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission
File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Restricted Stock Unit Agreement used for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

*10.19	—Form of Special Restricted Stock Unit Agreement used under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.20	—Form of Performance Share Unit Award Agreement used under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2014

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2014 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2014 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 24, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

*31.02	—Certification dated February 24, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

*32.01	—Certification dated February 24, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 24, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2015 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2015 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts— describe		Deductions- describe		Balance at end of period
(Amounts in Thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$4,081	$—	$—		$4	(a)	$4,077
Allowance for uncollectible notes receivable	809	—	1,103	(b)	426	(a)	1,486
Inventory valuation allowance	99,026	11,762	9,942	(c)	1,541	(d)	119,189
Year ended December 31, 2013
Allowance for doubtful accounts	$6,069	$—	$—		$1,988	(a)	$4,081
Allowance for uncollectible notes receivable	440	369	—		—		809
Inventory valuation allowance	96,817	1,165	1,044	(c)	—		99,026
Year ended December 31, 2012
Allowance for doubtful accounts	$5,295	$774	$—		$—		$6,069
Allowance for uncollectible notes receivable	295	145	—		—		440
Inventory valuation allowance	92,481	4,475	—		139	(d)	96,817

(a)	Write off of uncollectible accounts and change in estimates.
(b)	Application of reserves to acquired notes receivable.
(c)	Application of reserve policy to acquired inventories.
(d)	Divestitures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 24, 2015

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye	Chairman of the Board, President and Chief Executive Officer	February 19, 2015
C. Howard Nye

/s/ Anne H. Lloyd	Executive Vice President and Chief Financial Officer	February 19, 2015
Anne H. Lloyd

/s/ Dana F. Guzzo	Senior Vice President, Chief Information Officer, Chief Accounting Officer, and Controller	February 19, 2015
Dana F. Guzzo

/s/ Sue W. Cole	Director	February 19, 2015
Sue W. Cole

/s/ David G. Maffucci	Director	February 19, 2015
David G. Maffucci

/s/ William E. McDonald	Director	February 19, 2015
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 19, 2015
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 19, 2015
Laree E. Perez

/s/ Michael J. Quillen	Director	February 19, 2015
Michael J. Quillen

/s/ Dennis L. Rediker	Director	February 19, 2015
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 19, 2015
Richard A. Vinroot

/s/ Stephen P. Zelnak, Jr.	Director	February 19, 2015
Stephen P. Zelnak, Jr.

EXHIBITS

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)

3.02	—Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report) on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A,

and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.10	—Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2014) (Commission File No. 1-12744)

4.11	—Indenture, dated as of July 2, 2014, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

4.12	—Form of Floating Rate Senior Notes due 2017 (included in Exhibit 4.10)

4.13	—Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.10)

4.14	—Registration Rights Agreement, dated as of July 2, 2014, among Martin Marietta Materials, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

10.01	—$600,000,000 Credit Agreement dated as of November 29, 2013 among Martin Marietta Materials, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, and SunTrust Bank, as Co- Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 5, 2013) (Commission File No. 1-12744)

10.02	— Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.04	—First Amendment dated as of June 23, 2014 to the Credit Agreement dated as of November 29, 2013, among Martin Marietta Materials, Inc., the lenders listed therein and J.P. Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.05	—Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.06	—Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.07	— Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1- 12744)**

10.14	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Restricted Stock Unit Agreement used for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

*10.19	—Form of Special Restricted Stock Unit Agreement used under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*10.20	—Form of Performance Share Unit Award Agreement used under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2014

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2014 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2014 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 24, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 24, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 24, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 24, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2015 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2015 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K