Form 10-Q
period 2015-03-31
MARTIN MARIETTA MATERIALS INC
filed 2015-05-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2015
Common Stock, $0.01 par value	67,481,231

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$56,366	$108,651	$35,801
Accounts receivable, net	381,389	421,001	242,587
Inventories, net	505,047	484,919	354,718
Current deferred income tax benefits	235,367	244,638	73,320
Other current assets	103,560	29,607	51,788
Total Current Assets	1,281,729	1,288,816	758,214

Property, plant and equipment	5,694,546	5,691,676	4,001,505
Allowances for depreciation, depletion and amortization	(2,329,440)	(2,288,906)	(2,207,969)
Net property, plant and equipment	3,365,106	3,402,770	1,793,536
Goodwill	2,071,471	2,068,799	616,621
Operating permits, net	497,841	499,487	16,935
Other intangibles, net	94,113	95,718	30,808
Other noncurrent assets	107,386	108,802	39,143
Total Assets	$7,417,646	$7,464,392	$3,255,257

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$183	$—
Accounts payable	184,066	202,476	98,775
Accrued salaries, benefits and payroll taxes	23,590	36,576	12,904
Pension and postretirement benefits	6,637	6,953	2,356
Accrued insurance and other taxes	58,742	58,356	27,265
Current maturities of long-term debt and short-term facilities	14,406	14,336	12,403
Accrued interest	22,461	16,136	18,077
Other current liabilities	33,653	61,632	21,978
Total Current Liabilities	343,555	396,648	193,758

Long-term debt	1,566,617	1,571,059	1,055,541
Pension, postretirement and postemployment benefits	252,923	249,333	80,457
Noncurrent deferred income taxes	753,727	734,583	272,346
Other noncurrent liabilities	158,641	160,021	108,862
Total Liabilities	3,075,463	3,111,644	1,710,964

Equity:
Common stock, par value $0.01 per share	673	671	462
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,255,809	3,243,619	442,551
Accumulated other comprehensive loss	(106,723)	(106,159)	(42,744)
Retained earnings	1,190,807	1,213,035	1,108,516
Total Shareholders' Equity	4,340,566	4,351,166	1,508,785
Noncontrolling interests	1,617	1,582	35,508
Total Equity	4,342,183	4,352,748	1,544,293
Total Liabilities and Equity	$7,417,646	$7,464,392	$3,255,257

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands, Except Per Share Data)
	(Unaudited)
Net Sales	$631,876	$379,678
Freight and delivery revenues	59,471	48,951
Total revenues	691,347	428,629

Cost of sales	557,615	353,843
Freight and delivery costs	59,471	48,951
Total cost of revenues	617,086	402,794

Gross Profit	74,261	25,835
Selling, general & administrative expenses	49,450	34,247
Acquisition-related expenses, net	1,604	9,512
Other operating income, net	(2,364)	(2,026)
Earnings (Loss) from Operations	25,571	(15,898)

Interest expense	19,331	12,201
Other nonoperating expenses, net	893	3,463
Earnings (Loss) from continuing operations before taxes on income	5,347	(31,562)
Income tax benefit	(812)	(8,424)
Earnings (Loss) from Continuing Operations	6,159	(23,138)
Loss on discontinued operations, net of related tax benefit of $1	—	(15)
Consolidated net earnings (loss)	6,159	(23,153)
Less: Net earnings (loss) attributable to noncontrolling interests	33	(1,535)
Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.	$6,126	$(21,618)

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.:
Earnings (Loss) from continuing operations	$6,126	$(21,603)
Loss from discontinued operations	—	(15)
	$6,126	$(21,618)

Consolidated Comprehensive Earnings (Loss): (See Note 1)
Earnings (Loss) attributable to Martin Marietta Materials, Inc.	$5,562	$(20,248)
Earnings (Loss) attributable to noncontrolling interests	35	(1,534)
	$5,597	$(21,782)
Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$0.07	$(0.47)
Discontinued operations attributable to common shareholders	—	—
	$0.07	$(0.47)

Diluted from continuing operations attributable to common shareholders	$0.07	$(0.47)
Discontinued operations attributable to common shareholders	—	—
	$0.07	$(0.47)
Weighted-Average Common Shares Outstanding:
Basic	67,411	46,315
Diluted	67,676	46,315

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings (loss)	$6,159	$(23,153)
Adjustments to reconcile consolidated net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	67,268	42,466
Stock-based compensation expense	2,907	1,409
Gains on divestitures and sales of assets	(1,576)	(1,106)
Deferred income taxes	27,774	(5,063)
Excess tax benefits from stock-based compensation transactions	(109)	(636)
Other items, net	1,192	1,223
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	40,006	2,834
Inventories, net	(19,071)	(7,411)
Accounts payable	(20,328)	(4,825)
Other assets and liabilities, net	(69,097)	874
Net Cash Provided by Operating Activities	35,125	6,612

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(56,085)	(36,913)
Acquisitions, net	(10,589)	(50)
Proceeds from divestitures and sales of assets	1,475	1,401
Repayments from affiliate	1,808	—
Net Cash Used for Investing Activities	(63,391)	(35,562)

Cash Flows from Financing Activities:
Borrowings of long-term debt	—	60,000
Repayments of long-term debt	(4,738)	(23,125)
Payments on capital lease obligations	(795)	(525)
Change in bank overdraft	(183)	(2,556)
Dividends paid	(28,354)	(18,604)
Issuances of common stock	9,942	6,488
Excess tax benefits from stock-based compensation transactions	109	636
Net Cash (Used for) Provided by Financing Activities	(24,019)	22,314
Net Decrease in Cash and Cash Equivalents	(52,285)	(6,636)
Cash and Cash Equivalents, beginning of period	108,651	42,437
Cash and Cash Equivalents, end of period	$56,366	$35,801
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,417	$1,633
Cash paid for income taxes	$18,678	$53

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	67,293	$671	$3,243,619	$(106,159)	$1,213,035	$4,351,166	$1,582	$4,352,748
Consolidated net earnings	—	—	—	—	6,126	6,126	33	6,159
Other comprehensive (loss) earnings	—	—	—	(564)	—	(564)	2	(562)
Dividends declared	—	—	—	—	(28,354)	(28,354)	—	(28,354)
Issuances of common stock for stock award plans	182	2	9,284	—	—	9,286	—	9,286
Stock-based compensation expense	—	—	2,906	—	—	2,906	—	2,906
Balance at March 31, 2015	67,475	$673	$3,255,809	$(106,723)	$1,190,807	$4,340,566	$1,617	$4,342,183

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is engaged principally in the construction aggregates business. The aggregates product line accounted for 58% of 2014 consolidated net sales and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s aggregates-related downstream product lines, which accounted for 25% of 2014 consolidated net sales and include asphalt products, ready mixed concrete and road paving construction services, are sold and shipped from a network of more than 400 quarries, distribution facilities and plants to customers in 32 states, Canada, the Bahamas and the Caribbean Islands. The aggregates and aggregates-related downstream product lines are reported collectively as the “Aggregates business”.

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

The Corporation has a Cement segment, which was acquired July 1, 2014 and accounted for 8% of 2014 consolidated net sales, with production facilities located in Midlothian, Texas, south of Dallas/Fort Worth; Hunter Texas, south of San Antonio; and Oro Grande, near Los Angeles, California. The cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The limestone reserves used as a raw material are a part of owned property adjacent to each of the plants. The Corporation also operates cement terminals, a packaging facility and cement grinding facility at the Crestmore plant near Riverside, California.

The Corporation has a Magnesia Specialties segment with manufacturing facilities in Manistee, Michigan and Woodville, Ohio. The Magnesia Specialties segment, which accounted for 9% of 2014 consolidated net sales, produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2015 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Net earnings (loss) attributable to Martin Marietta Materials, Inc.	$6,126	$(21,618)
Other comprehensive (loss) earnings, net of tax	(564)	1,370
Comprehensive earnings (loss) attributable to Martin Marietta Materials, Inc.	$5,562	$(20,248)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

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

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$33	$(1,535)
Other comprehensive earnings, net of tax	2	1
Comprehensive earnings (loss) attributable to noncontrolling interests	$35	$(1,534)

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

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended March 31, 2015
Balance at beginning of period	$(106,688)	$3,278	$(2,749)	$(106,159)
Other comprehensive loss before reclassifications, net of tax	—	(2,288)	—	(2,288)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,537	—	187	1,724
Other comprehensive earnings (loss), net of tax	1,537	(2,288)	187	(564)
Balance at end of period	$(105,151)	$990	$(2,562)	$(106,723)

	Three Months Ended March 31, 2014
Balance at beginning of period	$(44,549)	$3,902	$(3,467)	$(44,114)
Other comprehensive earnings before reclassifications, net of tax	—	914	—	914
Amounts reclassified from accumulated other comprehensive loss, net of tax	282	—	174	456
Other comprehensive earnings, net of tax	282	914	174	1,370
Balance at end of period	$(44,267)	$4,816	$(3,293)	$(42,744)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
		Unamortized
		Value of	Net
	Pension and	Terminated	Noncurrent
	Postretirement	Forward Starting	Deferred Tax
	Benefit Plans	Interest Rate Swap	Assets
	Three Months Ended March 31, 2015
Balance at beginning of period	$68,568	$1,799	$70,367
Tax effect of other comprehensive earnings	(1,016)	(120)	(1,136)
Balance at end of period	$67,552	$1,679	$69,231

	Three Months Ended March 31, 2014
Balance at beginning of period	$29,198	$2,269	$31,467
Tax effect of other comprehensive earnings	(182)	(114)	(296)
Balance at end of period	$29,016	$2,155	$31,171

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the
	March 31,		consolidated statements of earnings
	2015	2014	and comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(471)	$(703)
Actuarial loss	3,026	1,167
	2,555	464	Cost of sales; Selling, general and administrative expenses
Tax benefit	(1,016)	(182)	Income tax benefit
	$1,539	$282
Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$307	$288	Interest expense
Tax benefit	(120)	(114)	Income tax benefit
	$187	$174

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings (Loss) per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings/loss attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2015, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three months ended March 31, 2014, all such awards were antidilutive given the net loss attributable to Martin Marietta.

The following table reconciles the numerator and denominator for basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Net earnings (loss) from continuing operations attributable to Martin Marietta Materials, Inc.	$6,126	$(21,603)
Less: Distributed and undistributed earnings attributable to unvested awards	1,369	67
Basic and diluted net earnings (loss) available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	4,757	(21,670)
Basic and diluted net loss available to common shareholders from discontinued operations	—	(15)
Basic and diluted net earnings (loss) available to common shareholders attributable to Martin Marietta Materials, Inc.	$4,757	$(21,685)

Basic weighted-average common shares outstanding	67,411	46,315
Effect of dilutive employee and director awards	265	—
Diluted weighted-average common shares outstanding	67,676	46,315

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Assets Held for Sale

The Corporation acquired Texas Industries, Inc. (“TXI”) on July 1, 2014.  The Corporation has determined preliminary fair values of the assets acquired and liabilities assumed.  Although initial accounting for the business combination has been recorded, certain amounts are subject to change based on the additional reviews performed, such as asset and liability verification.  Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, parts and supplies inventories; property, plant and equipment; other assets; goodwill; accounts payable; and deferred taxes.  Therefore, the measurement period remains open as of March 31, 2015.

Total revenues and earnings from operations included in the Corporation’s consolidated statement of earnings attributable to TXI operations as of March 31, 2015 are $224,059,000 and $9,314,000, respectively.

Acquisition integration expenses related to the TXI acquisition were $1,451,000 for the three months ended March 31, 2015.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined consolidated results of operations for the Corporation and TXI as though the companies were combined as of January 1, 2014. Transactions between Martin Marietta and TXI during the periods presented in the pro forma financial statements have been eliminated as if Martin Marietta and TXI were consolidated affiliates during the periods. Financial information for periods prior to the July 1, 2014 acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing, utilization of TXI net operating loss carryforwards or other restructuring that result from the combination.  These amounts are reflected in the pro forma earnings for the quarter ended March 31, 2014.

The unaudited pro forma financial information for the three months ended March 31, 2014 includes TXI’s historical operating results for the three months ended February 28, 2014 (due to a difference in TXI’s historical reporting periods).

The pro forma financial statements do not purport to project the future financial position or operating results of the combined company. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2014.

Three Months Ended
March 31, 2014
(Dollars in Thousands)
Net sales	$563,228
Loss from continuing operations attributable to controlling interest	$(74,591)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Assets Held for Sale (continued)

Assets Held for Sale

At March 31, 2015, the Corporation classified certain land at its Crestmore facility in California as assets held for sale.  The land held for sale is included in other current assets on the consolidated balance sheet and has been reported as an asset within the Cement Group segment in Note 9.

3.	Inventories, Net

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Dollars in Thousands)
Finished products	$428,783	$413,766	$372,567
Products in process and raw materials	70,558	65,250	16,478
Supplies and expendable parts	125,547	125,092	64,093
	624,888	604,108	453,138
Less: Allowances	(119,841)	(119,189)	(98,420)
Total	$505,047	$484,919	$354,718

4.	Long-Term Debt

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,182	$299,123	$298,949
7% Debentures, due 2025	124,508	124,500	124,478
6.25% Senior Notes, due 2037	228,194	228,184	228,157
4.25% Senior Notes, due 2024	395,410	395,309	—
Floating Rate Notes, due 2017, interest rate of 1.36% and 1.33% at March 31, 2015 and December 31, 2014, respectively	298,980	298,869	—
Term Loan Facility, due 2018, interest rate of 1.67% at March 31, 2015 and December 31, 2014; and 1.65% at March 31, 2014	233,213	236,258	245,395
Revolving Facility, interest rate of 1.89% at March 31, 2014	—	—	20,000
Trade Receivable Facility, interest rate of 0.75% at March 31, 2014	—	—	150,000
Other notes	1,536	3,152	965
Total debt	1,581,023	1,585,395	1,067,944
Less: Current maturities	(14,406)	(14,336)	(12,403)
Long-term debt	$1,566,617	$1,571,059	$1,055,541

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation, through a wholly-owned special purpose subsidiary, has a $250,000,000 trade receivable securitization facility (the “Trade Receivable Facility”), which matures on September 30, 2016.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, National Association and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, of $339,086,000, $369,575,000 and $232,566,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  These receivables are originated by the Corporation and then sold to the wholly-owned special purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.7% and are limited to the lesser of the facility limit or the borrowing base, as defined, of $280,101,000, $313,428,000 and $177,233,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

The Corporation’s Credit Agreement, which provides a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 five-year senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined by the Credit Agreement, for the trailing twelve months (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its rating on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

In 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000; any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000; and any make-whole fees incurred in connection with the redemption of TXI’s 9.25% senior notes due 2020. The Corporation was in compliance with this Ratio at March 31, 2015.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At March 31, 2015, December 31, 2014 and March 31, 2014, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three months ended March 31, 2015, the Corporation recognized $307,000 as additional interest expense. For the three months ended March 31, 2014, the Corporation recognized $288,000 as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,200,000 until the maturity of the 6.6% Senior Notes in 2018.

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

Accounts receivables are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivables are more heavily concentrated in certain states (namely, Texas, Colorado, North Carolina, Iowa and Georgia). The estimated fair values of accounts receivables approximate their carrying amounts due to the short-term nature of the receivables.

Notes receivables are primarily promissory notes with customers and are not publicly traded. Management estimates that the fair value of notes receivables approximates the carrying amount. The estimated fair values of notes receivables approximate their carrying amounts due to the short-term nature of the receivables.

The bank overdraft represents amounts to be funded to financial institutions for checks that have cleared the bank. The estimated fair value of the bank overdraft approximates its carrying value. The estimated fair value of the bank overdraft approximates its carrying amount due to the short-term nature of the overdraft.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amounts due to the short-term nature of the payables.

The carrying values and fair values of the Corporation’s long-term debt were $1,581,023,000 and $1,691,478,000, respectively, at March 31, 2015; $1,585,395,000 and $1,680,584,000, respectively, at December 31, 2014; and $1,067,944,000 and $1,127,149,000, respectively, at March 31, 2014. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The fair value of the Notes was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

	Three Months Ended March 31,
	2015	2014
Estimated effective income tax rate:
Continuing operations	(15.2)%	26.7%
Discontinued operations	—%	6.3%
Consolidated overall	(15.2)%	26.7%

The Corporation’s effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction. The effective income tax rates for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective income tax rate.

The decrease in the effective income tax rate is attributable to discrete events, which include the exercise of converted stock awards issued to former TXI personnel.  Excluding discrete items, the estimated effective income tax rate would have been 31%, in line with annual guidance.  For the year, the Corporation expects to utilize net operating loss, or NOL, carryforwards acquired with TXI.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in Thousands)
Service cost	$6,290	$3,730	$39	$55
Interest cost	8,112	6,590	230	290
Expected return on assets	(9,104)	(7,698)	—	—
Amortization of:
Prior service cost (credit)	105	111	(576)	(814)
Actuarial loss (gain)	3,108	1,202	(82)	(35)
Termination benefit charge	256	—	—	—
Net periodic benefit cost (credit)	$8,767	$3,935	$(389)	$(504)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

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

Borrowing Arrangements with Affiliate

The Corporation is a co-borrower with an unconsolidated affiliate for a $25,000,000 revolving line of credit agreement with BB&T Bank. The affiliate has agreed to reimburse and indemnify the Corporation for any payments and expenses the Corporation may incur from this agreement. The Corporation holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

The Corporation had loaned $3,402,000 to this unconsolidated affiliate to repay in full the outstanding balance of the affiliate’s loan with Bank of America, N.A. in 2013 and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount. The loan was repaid in full during the quarter ended March 31, 2015.  As of December 31, 2014 and March 31, 2014, the amount due from the affiliate related to this loan was $1,808,000 and $2,773,000, respectively.

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of March 31, 2015, December 31, 2014 and March 31, 2014.

Employees

Approximately 13% of the Corporation’s employees are represented by a labor union.  All such employees are hourly employees.  The Corporation maintains collective bargaining agreements relating to the union employees with the Aggregates business and the Cement and Magnesia Specialties segments.  For the Cement segment located in California and Texas, 100% of its hourly employees at the Oro Grande cement plant and Crestmore clinker grinding facility, both located in California, are represented by labor unions.  The Oro Grande collective bargaining agreement expires June 2015, and management does not anticipate any difficulties renewing this labor contract.  The Crestmore collective bargaining agreement expires in August 2016.  For the Magnesia Specialties segment located in Manistee, Michigan and Woodville, Ohio, 100% of its hourly employees are represented by labor unions. The Manistee collective bargaining agreement expires in August 2015. Management does not anticipate any difficulties in renewing this labor contract. The Woodville collective bargaining agreement expires in May 2018.

9.	Business Segments

The Aggregates business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Corporation also has Cement and Magnesia Specialties segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, business development and integration expenses, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments. Intersegment sales represent net sales from one segment to another segment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (Continued)

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Total revenues and net sales in the table below, as well as the consolidated statements of earnings and comprehensive earnings, do not include intersegment sales as these sales are eliminated.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$140,834	$115,708
Southeast Group	64,678	59,820
West Group	320,571	190,787
Total Aggregates Business	526,083	366,315
Cement	102,100	—
Magnesia Specialties	63,164	62,314
Total	$691,347	$428,629

Net sales:
Mid-America Group	$129,705	$106,533
Southeast Group	59,770	55,381
West Group	287,082	160,416
Total Aggregates Business	476,557	322,330
Cement	96,565	—
Magnesia Specialties	58,754	57,348
Total	$631,876	$379,678

(Loss) Earnings from operations:
Mid-America Group	$(4,203)	$(11,766)
Southeast Group	(1,548)	(6,111)
West Group	14,499	2,081
Total Aggregates Business	8,748	(15,796)
Cement	12,229	—
Magnesia Specialties	17,789	16,285
Corporate	(13,195)	(16,387)
Total	$25,571	$(15,898)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

Cement intersegment sales, which are to the ready mixed concrete product line in the West Group, were $18,377,000 for the three months ended March 31, 2015.

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,287,933	$1,290,833	$1,257,753
Southeast Group	597,461	604,044	607,219
West Group	2,490,726	2,444,400	1,024,038
Total Aggregates Business	4,376,120	4,339,277	2,889,010
Cement	2,422,119	2,451,799	—
Magnesia Specialties	147,745	150,359	153,070
Corporate	471,662	522,957	213,177
Total	$7,417,646	$7,464,392	$3,255,257

The assets employed at December 31, 2014 reflect a reclassification of approximately $600 million of goodwill from the Cement segment to the West Group segment compared with the amounts presented in the Segments note (Note O) to the consolidated financial statements in the 2014 Form 10-K.  This correction had no impact on the consolidated balance sheet as of December 31, 2014, or the consolidated statements of earnings (including earnings per diluted share), comprehensive earnings, total equity and cash flows for the year then ended.  Further, goodwill by reportable segment was correctly presented in the Goodwill and Intangible Assets note (Note B) to the 2014 consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

The Aggregates business includes the aggregates product line and aggregates-related downstream product lines, which include asphalt, ready mixed concrete and road paving product lines. All aggregates-related downstream product lines reside in the West Group. The following tables, which are reconciled to consolidated amounts, provide net sales and gross profit by line of business: Aggregates (further divided by product line), Cement and Magnesia Specialties.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Net sales:
Aggregates	$332,214	$263,885
Asphalt	9,645	10,498
Ready Mixed Concrete	127,572	38,009
Road Paving	7,126	9,938
Total Aggregates Business	476,557	322,330
Cement	96,565	—
Magnesia Specialties	58,754	57,348
Total	$631,876	$379,678

Gross profit (loss):
Aggregates	$41,417	$10,051
Asphalt	(1,463)	(1,426)
Ready Mixed Concrete	2,084	2,944
Road Paving	(3,311)	(3,982)
Total Aggregates Business	38,727	7,587
Cement	18,985	—
Magnesia Specialties	20,178	18,755
Corporate	(3,629)	(507)
Total	$74,261	$25,835

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Other current and noncurrent assets	$(4,083)	$(783)
Accrued salaries, benefits and payroll taxes	(13,703)	(3,984)
Accrued insurance and other taxes	386	(1,838)
Accrued income taxes	(46,700)	(4,595)
Accrued pension, postretirement and postemployment benefits	5,830	2,763
Other current and noncurrent liabilities	(10,827)	9,311
	$(69,097)	$874

The decrease in the accrued salaries, benefits and payroll taxes is primarily attributable to a decrease in TXI acquisition-related accrued severance expense.  The change in accrued income taxes is primarily due to an increase in income tax benefit of $23,300,000.  Other current and noncurrent liabilities decreased due to a reduction of accrued interest expense attributable to payments made in 2015 by $4,403,000 and a decrease in book overdraft by $5,724,000.

Noncash investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$1,222	$5,930
Acquisition of assets through asset exchange	$5,153	$—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is a leading supplier of aggregates products (crushed stone, sand and gravel) and heavy building materials for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural and chemical grade stone used in environmental applications. The Corporation’s annual consolidated net sales and operating earnings are predominately derived from its Aggregates business, which mines, processes and sells granite, limestone, sand, gravel and other aggregates-related downstream business, including asphalt, ready mixed concrete and road paving construction services for use in all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses. The Aggregates business shipped and delivered aggregates, asphalt products and ready mixed concrete from a network of more than 400 quarries, underground mines, distribution facilities and plants to customers in 32 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, agricultural, utility and environmental industries.

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

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

The Cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The production facilities are located in Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The limestone reserves used as a raw material are located on property, owned by the Corporation, adjacent to each of the plants. The Corporation also operates a cement terminal and packaging facility at the Crestmore plant near Riverside, California, and operates its Portland cement grinding facility on an as-needed basis. The cement facilities currently have total annual capacity of 6.6 million tons. In addition to the manufacturing and packaging facilities, the Corporation operates eight cement distribution terminals.

The Corporation also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2015.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2015 and 2014 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales:

Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Gross profit	$74,261	$25,835
Total revenues	$691,347	$428,629
Gross margin	10.7%	6.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Gross profit	$74,261	$25,835
Total revenues	$691,347	$428,629
Less: Freight and delivery revenues	(59,471)	(48,951)
Net sales	$631,876	$379,678
Gross margin excluding freight and delivery revenues	11.8%	6.8%

Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Earnings (Loss) from operations	$25,571	$(15,898)
Total revenues	$691,347	$428,629
Operating margin	3.7%	(3.7)%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Earnings (Loss) from operations	$25,571	$(15,898)
Total revenues	$691,347	$428,629
Less: Freight and delivery revenues	(59,471)	(48,951)
Net sales	$631,876	$379,678
Operating margin excluding freight and delivery revenues	4.0%	(4.2)%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

The earnings per diluted share impact of acquisition-related expenses, net, related to the TXI acquisition, represents a non-GAAP measure.  It is presented for investors and analysts to evaluate and forecast the Corporation’s ongoing financial results, as acquisition-related expenses, net, related to TXI are nonrecurring.

The following shows the calculation of the impact of acquisition-related expenses, net, related to the combination with TXI on the loss per diluted share for the quarter ended March 31, 2014 (in thousands except per share data):

Acquisition-related expenses, net, related to the business combination with TXI	$9,458
Income tax benefit	(3,725)
After-tax impact of acquisition-related expenses, net, related to the business combination with TXI	$5,733
Diluted average number of common shares outstanding	46,315
Per diluted share impact of acquisition-related expenses, net, related to the business combination with TXI	$(0.12)

The Corporation presents the increase in heritage aggregates product line shipments for the West Group and the Aggregates business excluding the three operations that were divested in the third quarter of 2014.  These non-GAAP measures are presented for investors and analysts to have a more comparable analysis of shipment trends based on the operations owned by the Corporation for the quarter ended March 31, 2015.  The following shows the calculation of the heritage aggregates product line shipments for the West Group and the Aggregates business for the quarter ended March 31, 2014, excluding shipments from the operations divested in the third quarter 2014 (shipment tons in thousands).

	West Group	Aggregates Business
Reported heritage aggregates product line shipments for quarter ended March 31, 2014	12,068	24,619
Less: aggregates product line shipments for three operations divested in third quarter of 2014	(759)	(759)
Adjusted heritage aggregates product line shipments for quarter ended March 31, 2014	11,309	23,860
Reported heritage aggregates product line shipments for quarter ended March 31, 2015	11,332	25,523
Increase in 2015 heritage aggregates product line shipments over adjusted shipments for quarter ended March 31, 2014	0.2%	7.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

Incremental gross margin (excluding freight and delivery revenues) is a non-GAAP measure.  The Corporation presents this metric to enhance analysts and investors’ understanding of the impact of increased shipments on profitability.  Due to the significant amount of fixed costs, gross margin (excluding freight and delivery revenues) typically increases at a disproportionate rate in periods of increased shipments.  The following shows the calculation of incremental gross margin (excluding freight and delivery revenues) for the heritage Aggregates business for the quarter ended March 31, 2015 (dollars in thousands).

Heritage Aggregates business net sales for the quarter ended March 31, 2015	$358,226
Heritage Aggregates business net sales for the quarter ended March 31, 2014	322,330
Incremental net sales	$35,896

Heritage Aggregates business gross profit for the quarter ended March 31, 2015	$34,892
Heritage Aggregates business gross profit for the quarter ended March 31, 2014	7,587
Incremental gross profit	$27,305

Incremental gross margin (excluding freight and delivery revenues) for quarter ended March 31, 2015	76%

Significant items for the quarter ended March 31, 2015 (unless noted, all comparisons are versus the prior-year quarter):

•	Earnings per diluted share of $0.07 compared with a loss of $0.47 (which includes a $0.12 per diluted share charge for business development expenses related to the TXI acquisition)
•	Consolidated net sales of $631.9 million compared with $379.7 million, an increase of 66%
•	Aggregates product line volume increase of 17.1%; aggregates product line price increase of 11.4%
o	Heritage aggregates product line volume increase of 7.0%, excluding shipments from 2014 divestitures from prior-year quarter; reported heritage volume increase of 3.7%;
o	Heritage aggregates product line price increase of 10.5%
•	Cement business net sales of $96.6 million, earnings from operations of $12.2 million and EBITDA of $27.5 million
•	Magnesia Specialties net sales of $58.8 million and earnings from operations of $17.8 million
•

Heritage consolidated gross margin (excluding freight and delivery revenues) of 12.5%, up 570 basis points; consolidated gross margin (excluding freight and delivery revenues) of 11.8%, up 500 basis points

•	Consolidated selling, general and administrative expenses (SG&A) of $49.5 million, or 7.8% of net sales, a reduction of 120 basis points
•

Consolidated earnings from operations of $25.6 million compared with a loss from operations of $15.9 million (which includes $9.5 million of business development expenses related to the TXI acquisition)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2015 and 2014. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$129,618		$106,533
Southeast Group	59,770		55,381
West Group	168,838		160,416
Total Heritage Aggregates Business	358,226	100.0	322,330	100.0
Magnesia Specialties	58,754	100.0	57,348	100.0
Total Heritage Consolidated	416,980	100.0	379,678	100.0
Acquisitions:
Aggregates Business – Mid-America Group	87	100.0	—	—
Aggregates Business – West Group	118,244	100.0	—	—
Cement	96,565	100.0	—	—
Total Acquisitions	214,896	100.0	—	—
Total	$631,876	100.0	$379,678	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$7,327	5.7	$(1,547)	(1.5)
Southeast Group	3,099	5.2	(2,867)	(5.2)
West Group	24,466	14.5	12,001	7.5
Total Heritage Aggregates Business	34,892	9.7	7,587	2.4
Magnesia Specialties	20,178	34.3	18,755	32.7
Corporate	(2,795)	—	(507)	—
Total Heritage Consolidated	52,275	12.5	25,835	6.8
Acquisitions:
Aggregates Business – Mid-America Group	(183)	(210.3)
Aggregates Business – West Group	4,018	3.4	—	—
Cement	18,985	19.7	—	—
Corporate	(834)	—	—	—
Total Acquisitions	21,986	10.2	—	—
Total	$74,261	11.8	$25,835	6.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$12,945		$12,934
Southeast Group	4,289		4,209
West Group	10,958		10,933
Total Heritage Aggregates Business	28,192	7.9	28,076	8.7
Magnesia Specialties	2,366	4.0	2,447	4.3
Corporate	6,114	—	3,724	—
Total Heritage Consolidated	36,672	8.8	34,247	9.0
Acquisitions:
Aggregates Business – West Group	4,751	4.0	—	—
Cement	6,675	6.9	—	—
Corporate	1,352	—	—	—
Total Acquisitions	12,778	5.9	—	—
Total	$49,450	7.8	$34,247	9.0

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$(4,020)		$(11,766)
Southeast Group	(1,548)		(6,111)
West Group	15,157		2,081
Total Heritage Aggregates Business	9,589	2.7	(15,796)	(4.9)
Magnesia Specialties	17,789	30.3	16,285	28.4
Corporate	(10,938)	—	(16,387)	—
Total Heritage Consolidated	16,440	3.9	(15,898)	(4.2)
Acquisitions:
Aggregates Business – Mid-America Group	(183)	(210.3)	—	—
Aggregates Business – West Group	(658)	(0.6)	—	—
Cement	12,229	12.7	—	—
Corporate	(2,257)	—	—	—
Total Acquisitions	9,131	4.2	—	—
Total	$25,571	4.0	$(15,898)	(4.2)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$300,316	$263,885
Asphalt	9,645	10,498
Ready Mixed Concrete	41,140	38,009
Road Paving	7,125	9,938
Total Heritage	358,226	322,330
Acquisitions	118,331	—
Total Aggregates Business	$476,557	$322,330

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended
	March 31, 2015
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	18.1%	3.2%
Southeast Group	2.2%	6.0%
West Group	(6.1)%	17.6%
Heritage Aggregates Operations(2)	3.7%	10.5%
Aggregates Product Line (3)	17.1%	11.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

	Three Months Ended
	March 31,
	2015	2014
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	10,101	8,550
Southeast Group	4,090	4,001
West Group	11,332	12,068
Heritage Aggregates Operations(2)	25,523	24,619
Acquisitions	3,313	—
Aggregates Product Line (3)	28,836	24,619

	Three Months Ended
	March 31,
	2015	2014
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	24,632	23,719
Internal tons used in other product lines	891	900
Total heritage aggregates tons	25,523	24,619
Acquisitions:
Tons to external customers	2,500	—
Internal tons used in other product lines	813	—
Total acquisition aggregates tons	3,313	—

(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full fiscal year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates product line shipment growth was achieved despite severe late winter weather in many markets and significant rainfall in Texas.  The Corporation estimates 1.4 million tons of aggregates product line shipments were deferred to the balance of the year.

The average per-ton selling price for the heritage aggregates product line was $11.96 and $10.82 for the three months ended March 31, 2015 and 2014, respectively, and the average per-ton selling price for the acquired aggregates product line was $12.88 for the three months ended March 31, 2015. The acquired aggregates product line selling price reflects

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

the impact of higher priced sand and gravel, as well as freight for tons sold through rail yards, which combined account for over 70% of shipments.

Heritage aggregates product line shipments reflect growth in all end-use markets.  Shipments to the infrastructure market comprised 40% of quarterly volumes and increased 8%.  Growth was driven by large projects in the Mid-America Group, notably in North Carolina and Iowa, and the Southeast Group.  Shipments in the West Group were hampered by rainfall.  However, Texas ranks second in the nation in job growth, a stimulus for construction activity.  The state Department of Transportation has a nearly $9 billion fiscal year 2015 letting budget, which includes multi-year projects and adds to an existing backlog.  The federal highway bill, Moving Ahead for Progress in the 21st Century, or MAP-21, will expire on May 31, 2015.  However, management anticipates the U.S. Congress will pass another continuing resolution through the fall, while working towards passage of a multi-year bill.

The nonresidential market represented 34% of quarterly heritage aggregates product line shipments and increased slightly.  Diversified state economies have generated other nonresidential and infrastructure projects to replace energy-related shipments currently displaced by declining oil prices.  Further, the Corporation expects energy-related activity to remain strong, supported by more than $100 billion of planned projects along the Gulf Coast, including a significant portion in Texas.  Nonresidential activity varies significantly by state, with growth strongest in Texas and California.  For the trailing-12 months ended March 2015, Texas reported $39 billion in nonresidential starts.  The Dodge Momentum Index for March was 122.3.  For the first three months of 2015, the index was 12% higher than the comparable period in 2014, signaling continued growth in nonresidential activity.

The residential end-use market accounted for 15% of quarterly heritage aggregates product line shipments, and volumes to this market increased 4%.  The overall rate of residential growth has slowed compared with the last few years, in part due to a temporary reduction in available building lot inventory in the Corporation’s markets.  However, subdivision development, which consumes a majority of stone used in residential construction activity, has increased in a number of states.  Notably, Colorado, Georgia, Florida and South Carolina, recently reported double-digit growth in housing starts for the trailing-12 months through March 2015.  The ChemRock/Rail market accounted for the remaining 11% of heritage aggregates product line volumes and increased slightly, led by higher ballast shipments.  This growth reflects the increasing investment in capacity expansion and maintenance by major railroads.

Overall, heritage aggregates product line shipments increased 7.0%, excluding shipments from the third-quarter 2014 divestiture of three operations from the prior-year quarter.  The divestiture included an Oklahoma quarry and two Dallas, Texas rail yards and was required by the Department of Justice in the TXI acquisition.  Shipments from these divestiture continue to be reported in heritage volumes in the prior-year quarter. Aggregates product line shipments in the Mid-America Group increased 18.1%, and the Southeast Group achieved an increase of 2.2%.  The West Group shipments were up slightly, excluding shipments from the divested operations from the prior-year quarter.  The reported variance for the West Group is a 6.1% decline.

Heritage aggregates product line pricing represents growth in all reportable groups, led by the 17.6% increase in the West Group. The most significant improvement was achieved in the South Texas area.  The Southeast Group and Mid-America Group reported increases of 6.0% and 3.2%, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

The legacy TXI aggregates product line operations continue to benefit from integration, which has resulted in expanded margins.  Inclusive of two small acquisitions completed during first quarter, these operations had net sales of $31.9 million and a gross margin (excluding freight and delivery revenues) of 21.7%.

The Corporation’s aggregates-related downstream product lines include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
March 31,
	2015	2014
Heritage:
Asphalt	$43.65/ton	$42.26/ton
Ready Mixed Concrete	$98.88/yd3	$89.27/yd3
Acquisitions:
Ready Mixed Concrete (4)	$88.75/yd3	—

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	March 31,
	2015	2014
Asphalt Product Line (in thousands):
Tons to external customers	213	248
Internal tons used in road paving business	57	78
Total asphalt tons	270	326
Ready Mixed Concrete (in thousands of cubic yards):
Heritage	399	407
Acquisitions(4)	964	—
Total cubic yards	1,363	407

(4)

Ready mixed operations acquired by Martin Marietta on July 1, 2014. For comparative purposes, for the three months ended February 28, 2014, TXI shipped 1,085,000 cubic yards of ready mixed concrete. Assuming consistent classification of products included in ready mixed concrete sales, average selling price for the quarter ended March 31, 2015 was 3.2% higher compared with the three months ended February 28, 2014.

Management estimates rain in Texas reduced ready mixed concrete shipments by 200,000 cubic yards.  The heritage ready mixed concrete and asphalt product lines reported pricing improvements of 10.8% and 3.3%, respectively. Winter production reflects increased costs for additives, which is passed along to customers.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

As illustrated in the first quarter of 2015, the Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Production and shipment levels for aggregates, asphalt, ready mixed concrete and road paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast and Southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, current period and year to date results are not indicative of expected performance for other interim periods or the full year.

Cement Business

The Cement business is operating in and benefitting from a sold-out market in Texas. However, first-quarter results were negatively affected by rain in Texas.  For the quarter, the business generated $96.6 million of net sales and $19.0 million of gross margin.  Plant utilization varies between 75% and 85% for plants in Texas and 70% and 75% in California.  The business incurred $5.4 million in planned cement kiln shutdown costs during the first quarter.  The Corporation expects $2 million, $11 million and $10 million of shutdown costs in the second, third and fourth quarters, respectively.

Cement shipments for the three months ended March 31, 2015 were (tons in thousands):

Tons to external customers	1,025
Internal tons used in other product lines	192
Total cement tons	1,217

For comparative purposes, for the quarter ended March 31, 2015, cement tons shipped or used in other product lines increased 6.7% compared with the three months ended February 28, 2014, a period prior to the Corporation’s ownership of these operations.

Average selling price per-ton for the cement operations for the three months ended March 31, 2015 was $93.41.

Magnesia Specialties Business

Magnesia Specialties continued to deliver strong performance and generated first-quarter record net sales of $58.8 million, an increase of 2.5%. Growth was primarily attributable to the chemicals product line and steel utilization of 77%. The business’ gross margin (excluding freight and delivery revenues) of 34.3% improved 160 basis points over the prior-year quarter. First-quarter earnings from operations were $17.8 million compared with $16.3 million in the prior-year quarter.

Consolidated Operating Results

For the quarter ended March 31, 2015, the aggregates product line production total cost per ton shipped remained relatively flat over the prior-year quarter.  This represents an increase in production costs as volume ramped up, partially offset by lower energy costs.  For the first quarter, the Corporation paid $2.04 per gallon of diesel compared

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

with $3.18 in the prior-year quarter.  The heritage aggregates product line leveraged increased shipments and a higher average selling price to expand its gross margin (excluding freight and delivery revenues) by 770 basis points. Notably, the heritage Aggregates business achieved an incremental gross margin of 76% for the quarter ended March 31, 2015.  On an overall basis, the Corporation’s consolidated gross margin (excluding freight and delivery revenues) was 11.8% for 2015 compared to 6.8% for 2014. The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2014	$25,835
Aggregates product line:
Heritage volume strength	9,783
Heritage pricing strength	28,872
Cost increases, net	(14,223)
Increase in aggregates product line gross profit	24,432
Aggregates-related downstream product lines	2,873
Acquired aggregates business operations	3,835
Cement	18,985
Magnesia Specialties	1,423
Corporate	(3,122)
Increase in consolidated gross profit	48,426
Consolidated gross profit, quarter ended March 31, 2015	$74,261

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$34,483	$10,051
Asphalt	(1,463)	(1,426)
Ready Mixed Concrete	5,183	2,944
Road Paving	(3,311)	(3,982)
Total Aggregates Business	34,892	7,587
Magnesia Specialties	20,178	18,755
Corporate	(2,795)	(507)
Total Heritage	52,275	25,835
Acquisitions:
Aggregates	6,934	—
Ready Mixed Concrete	(3,099)	—
Cement	18,985	—
Corporate	(834)	—
Total Acquisitions	21,986	—
Total	$74,261	$25,835

The consolidated heritage gross margin (excluding freight and delivery revenues) for the quarter was 12.5%, a 570-basis-point improvement compared with the prior-year quarter.

Consolidated SG&A was 7.8% of net sales compared with 9.0% in the prior-year quarter. The reduction of 120 basis points reflects the growth of net sales outpacing the increase in SG&A, partially offset by higher pension expense.  The Corporation incurred acquisition-related expenses of $1.6 million, which is the expected run rate for the next few quarters.  Earnings from operations for the quarter were $25.6 million compared with a loss from operations of $15.9 million.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating income and expenses, net, was income of $2.4 million in 2015 and $2.0 million in 2014.

Other nonoperating income and expenses, net, includes foreign currency translation gains and losses, interest and other miscellaneous income and equity adjustments for nonconsolidated affiliates.  The $2.6 million decrease in other nonoperating expenses, net, reflects a lower foreign currency translation loss compared with 2014.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2015 was $35.1 million compared with $6.6 million for the same period in 2014. The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense, partially offset by increased cash payments in 2015 for 2014 taxes. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Depreciation	$59,796	$40,107
Depletion	3,078	1,068
Amortization	4,394	1,291
	$67,268	$42,466

The increase in depreciation, depletion and amortization expense is attributable to the acquired property, plant and equipment and other intangible assets from business combinations. Depreciation, depletion and amortization expense for the acquired business was $25.5 million for the three months ended March 31, 2015.

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2014 net cash provided by operating activities was $381.7 million compared with $6.6 million for the first three months of 2014. For the year, the Corporation expects to fully utilize allowable net operating loss carryforwards of $363 million acquired with TXI.

During the first three months ended March 31, 2015, the Corporation invested $56.1 million of capital into its business. Full-year capital spending is expected to be approximately $320 million. Comparable full-year capital expenditures were $232.2 million in 2014, including $80 million for the Medina Rock and Rail (“Medina”) capital project. With a budgeted cost of nearly $160 million, the Medina project is the largest capital expansion project in the Corporation’s history. The project, located outside of San Antonio, consists of building a rail-connected limestone aggregates processing facility with the capability of producing in excess of 10 million tons per year.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Corporation did not repurchase any shares of common stock during the three months ended March 31, 2015. At March 31, 2015, 20,000,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of a $250 million Term Loan Facility and a $350 million Revolving Facility) requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined, for the trailing twelve month period (the “Ratio”) to not exceed 3.50x as of the end

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility, consolidated debt, including debt for which the Corporation is a co-borrower, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

The Ratio is calculated as debt, including debt for which the Corporation is a co-borrower, divided by consolidated EBITDA, as defined by the Credit Agreement, for the trailing twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring noncash items, if they occur, can affect the calculation of consolidated EBITDA.

In 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000; any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000; and any make-whole fees incurred in connection with the redemption of TXI’s 9.25% senior notes due 2020.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

At March 31, 2015, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.43 times and was calculated as follows:

April 1, 2014 to
March 31, 2015
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$183,367
Add back:
Interest expense	73,187
Income tax expense	102,370
Depreciation, depletion and amortization expense	244,171
Stock-based compensation expense	10,491
Acquisition-related expenses, net, related to the TXI acquisition	34,415
Deduct:
Interest income	(462)
Add:
TXI EBITDA, pre-acquisition (April 1, 2014 -June 30, 2014)	12,896
Consolidated EBITDA, as defined	$660,435
Consolidated debt, including debt for which the Corporation is a co-borrower, at March 31, 2015	$1,606,727
Consolidated debt to consolidated EBITDA, as defined, at March 31, 2015 for the trailing twelve months EBITDA	2.43x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At March 31, 2015, the Corporation had $600 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 30, 2016.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility at March 31, 2015. The Corporation is currently rated by three credit

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

TRENDS AND RISKS

The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2014. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Corporation is encouraged by positive trends in its business and markets, notably:

•	Nonresidential construction is expected to grow in both the heavy industrial and commercial sectors. The Dodge Momentum Index remains high and signals continued growth.
•

Energy-related economic activity, including follow-on public and private construction activities in the Corporation’s primary markets, is anticipated to remain strong.  Residential construction is expected to continue to grow, driven by historically low levels of construction activity over the previous several years, employment gains, low mortgage rates, significant lot absorption, higher multi-family rental rates and rising housing prices.

•

For the public sector, authorized highway funding from MAP-21 should remain stable compared with 2014. Additionally, state initiatives to finance infrastructure projects, including support from TIFIA, are expected to grow and continue to play an expanded role in public-sector activity.

Based on these trends and expectations, the Corporation anticipates the following for 2015:

•	Aggregates end-use markets compared to 2014 levels are as follows:
o	Infrastructure market to increase mid-single digits.
o	Nonresidential market to increase in the high-single digits.
o	Residential market to experience a double-digit increase.
o	ChemRock/Rail market to remain relatively flat.
•	Aggregates product line shipments to increase by 10% to 12% compared with 2014 levels.
o	Heritage aggregates shipments to increase 4% to 7%.
o	Shipments from acquired TXI operations to more than double, reflecting a full year of ownership.
•	Aggregates product line pricing to increase by 7% to 9% compared with 2014.
•	Aggregates product line production cost per ton shipped to decline slightly.
•	Aggregates-related downstream product lines to generate between $875 million and $925 million of net sales and $65 million to $70 million of gross profit.
•	Net sales for the Cement segment to be between $475 million and $500 million, generating $120 million to $130 million of gross profit.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

•	Net sales for the Magnesia Specialties segment to be between $240 million and $250 million, generating $85 million to $90 million of gross profit.
•	SG&A expenses as a percentage of net sales to be less than 6.0%, despite an $18 million increase in heritage pension costs that resulted from lower discount rate.
•	Interest expense to approximate $75 million to $80 million.
•	Estimated effective income tax rate to approximate 31%, excluding discrete events.
•	Consolidated EBITDA to range from $835 million to $875 million.
•	Cash taxes paid to approximate $52 million.
•

Capital expenditures to approximate $320 million, including $35 million of synergy-related capital and $80 million for the continued development of the new Medina limestone quarry outside of San Antonio.  The Medina quarry is rail connected and will be able to ship aggregates products to South Texas, including Houston.

The 2015 outlook includes management’s assessment of the likelihood of certain risks and uncertainties that will affect performance.  The most significant risks to the Corporation’s performance will be Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund.  Management currently expects Congress to extend federal highway funding through continuing resolution through the fall of 2015.  Further, a decline in consumer confidence may negatively impact investment in construction projects.  While both MAP-21 and TIFIA credit assistance are excluded from the U.S. debt ceiling limit, this issue may have a significant impact on the economy and, consequently, construction activity.  Other risks and uncertainties related to the Corporation’s future performance include, but are not limited to: both price and volume, and a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction; a decline in energy-related drilling activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline and certain regulatory or other economic factors; a slowdown in the residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and a reduction in capital investment by the railroads; an increase in the cost of compliance with governmental laws and regulations; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to our cement production facilities; and the possibility that certain expected synergies and operating efficiencies in connection with the TXI acquisition are not realized within the expected time-frames or at all.  Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability.  If these negatively affect transportation budgets more than in the past, construction spending could be reduced.  Cement is subject to cyclical supply and demand and price fluctuations.  The Magnesia Specialties business runs at near capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

The Corporation’s principal business serves customers in aggregates-related construction markets.  This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

projects, together with lien rights on private projects, help to mitigate the risk of uncollectible receivables.  The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability.  Production costs in the Aggregates business are also sensitive to energy and raw material prices, both directly and indirectly.  Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as steel, explosives, tires and conveyor belts.  Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network.  The Cement business is also energy intensive and fluctuations in the price of coal affects costs.  The Magnesia Specialties business is sensitive to changes in domestic steel capacity utilization and the absolute price and fluctuations in the cost of natural gas.

Transportation in the Corporation’s long-haul network, particularly the supply of railcars and locomotive power and condition of rail infrastructure to move trains, affects the Corporation’s ability to efficiently transport aggregate into certain markets, most notably Texas, Florida and the Gulf Coast.  In addition, availability of railcars and locomotives affects the Corporation’s ability to move dolomitic lime, a key raw material for magnesia chemicals, to both the Corporation’s plant in Manistee, Michigan, and customers.  The availability of trucks, drivers and railcars to transport the Corporation’s products, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

All of the Corporation’s businesses are also subject to weather-related risks that can significantly affect production schedules and profitability.  The first and fourth quarters are most adversely affected by winter weather.  Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

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

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

connection with future events or future operating or financial performance. Any or all of our forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Annual Report include, but are not limited to, Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund; the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete, to be subject to significant changes in supply, demand and price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in energy-related drilling activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Cement and Magnesia Specialties businesses, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Corporation’s materials, particularly in areas with significant energy-related activity, such as Texas and Colorado; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate;  violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation.  The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015

(Continued)

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014, by writing to:

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

For the Quarter Ended March 31, 2015

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the three months ended March 31, 2015, unchanged since 2008. The residential construction market accounted for 14% of the Corporation’s aggregates product line shipments in 2014.

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

Variable-Rate Borrowing Facilities. At March 31, 2015, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $233.2 million, which was the collective outstanding balance at March 31, 2015, would increase interest expense by $2.3 million on an annual basis.

Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Corporation. The Corporation does not hedge its diesel fuel price risk. The Magnesia Specialties business has fixed price agreements covering half of its 2015 coal requirements and the cement business has fixed pricing agreements on 100% of its 2015 coal requirements. A hypothetical 10% change in the Corporation’s energy prices in 2015 as compared with 2014, assuming constant volumes, would change 2015 energy expense by $27.9 million. However, the impact would be partially offset by the change in the amount capitalized into inventory standards.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

(Continued)

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.  Based on annualizing net sales of the Cement business for the second half of 2014, the period the Corporation owned the cement operations, a hypothetical 10% change in sales price would impact net sales by $41.9 million.

Item 4. Controls and Procedures

Due to the acquisition with TXI, the Corporation modified internal controls around the consolidations process. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015. As permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its newly-acquired TXI ready mixed concrete and cement operations, which are included in the consolidated financial statements for the period ending March 31, 2015. The excluded assets constituted 17% of consolidated total assets as of March 31, 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2015 – March 31, 2015	—	$—	—	20,000,000

The Corporation’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has subsequently been updated. The Corporation’s Board of Directors authorized a maximum of 20,000,000 shares to be repurchased under the program.  The program does not have an expiration date.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated May 5, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 5, 2015	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2015

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated May 5, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase