Form 10-Q
period 2015-06-30
MARTIN MARIETTA MATERIALS INC
filed 2015-08-07
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common Stock, $0.01 par value	67,001,255

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$44,169	$108,651	$34,329
Accounts receivable, net	497,468	421,001	343,784
Inventories, net	479,856	484,919	348,168
Current deferred income tax benefits	234,594	244,638	72,413
Assets held for sale	426,495	—	—
Other current assets	82,667	29,607	78,007
Total Current Assets	1,765,249	1,288,816	876,701

Property, plant and equipment	5,421,449	5,691,676	3,970,472
Allowances for depreciation, depletion and amortization	(2,371,926)	(2,288,906)	(2,195,098)
Net property, plant and equipment	3,049,523	3,402,770	1,775,374
Goodwill	2,065,882	2,068,799	616,621
Operating permits, net	447,702	499,487	16,829
Other intangibles, net	67,242	95,718	30,067
Other noncurrent assets	104,056	108,802	40,451
Total Assets	$7,499,654	$7,464,392	$3,356,043

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$183	$—
Accounts payable	201,235	202,476	139,442
Accrued salaries, benefits and payroll taxes	27,590	36,576	17,393
Pension and postretirement benefits	8,133	6,953	2,356
Accrued insurance and other taxes	57,078	58,356	33,014
Current maturities of long-term debt and short-term facilities	15,966	14,336	12,404
Accrued interest	16,165	16,136	7,386
Other current liabilities	37,667	61,632	32,730
Total Current Liabilities	363,834	396,648	244,725

Long-term debt	1,642,035	1,571,059	1,072,397
Pension, postretirement and postemployment benefits	272,461	249,333	82,662
Noncurrent deferred income taxes	756,526	734,583	275,279
Other noncurrent liabilities	154,365	160,021	113,981
Total Liabilities	3,189,221	3,111,644	1,789,044

Equity:
Common stock, par value $0.01 per share	668	671	463
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,274,098	3,243,619	456,989
Accumulated other comprehensive loss	(112,814)	(106,159)	(42,141)
Retained earnings	1,146,821	1,213,035	1,149,388
Total Shareholders' Equity	4,308,773	4,351,166	1,564,699
Noncontrolling interests	1,660	1,582	2,300
Total Equity	4,310,433	4,352,748	1,566,999
Total Liabilities and Equity	$7,499,654	$7,464,392	$3,356,043

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	(Unaudited)		(Unaudited)
Net Sales	$850,249	$601,937	$1,482,124	$981,615
Freight and delivery revenues	71,170	67,288	130,641	116,240
Total revenues	921,419	669,225	1,612,765	1,097,855

Cost of sales	650,096	466,335	1,207,710	820,177
Freight and delivery costs	71,170	67,288	130,641	116,240
Total cost of revenues	721,266	533,623	1,338,351	936,417

Gross Profit	200,153	135,602	274,414	161,438

Selling, general & administrative expenses	56,783	36,566	106,233	70,813
Acquisition-related expenses, net	2,092	5,280	3,696	15,060
Other operating expenses and (income), net	4,294	(2,485)	1,930	(4,779)
Earnings from Operations	136,984	96,241	162,555	80,344

Interest expense	19,087	12,947	38,418	25,149
Other nonoperating (income) and expenses, net	(3,011)	(292)	(2,118)	3,171
Earnings from continuing operations before taxes on income	120,908	83,586	126,255	52,024
Income tax expense	38,929	23,906	38,117	15,482
Earnings from Continuing Operations	81,979	59,680	88,138	36,542
Loss on discontinued operations, net of related tax benefit of $24 and $25, respectively	—	(56)	—	(70)
Consolidated net earnings	81,979	59,624	88,138	36,472
Less: Net earnings (loss) attributable to noncontrolling interests	41	103	73	(1,432)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$81,938	$59,521	$88,065	$37,904

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.:
Earnings from continuing operations	$81,938	$59,577	$88,065	$37,974
Loss from discontinued operations	—	(56)	—	(70)
	$81,938	$59,521	$88,065	$37,904

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$75,847	$60,124	$81,410	$39,877
Earnings (Loss) attributable to noncontrolling interests	43	104	78	(1,430)
	$75,890	$60,228	$81,488	$38,447
Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$1.23	$1.28	$1.30	$0.81
Discontinued operations attributable to common shareholders	—	—	—	—
	$1.23	$1.28	$1.30	$0.81

Diluted from continuing operations attributable to common shareholders	$1.22	$1.27	$1.30	$0.81
Discontinued operations attributable to common shareholders	—	—	—	—
	$1.22	$1.27	$1.30	$0.81
Weighted-Average Common Shares Outstanding:
Basic	67,373	46,395	67,392	46,355
Diluted	67,633	46,529	67,654	46,477

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$88,138	$36,472
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	134,958	86,147
Stock-based compensation expense	7,524	4,370
Gains on divestitures and sales of assets	(853)	(1,747)
Deferred income taxes	33,906	(6,433)
Excess tax benefits from stock-based compensation transactions	(55)	(1,922)
Other items, net	(341)	3,227
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(76,061)	(98,911)
Inventories, net	(27,661)	(4,269)
Accounts payable	(3,416)	35,842
Other assets and liabilities, net	(29,070)	17,587
Net Cash Provided by Operating Activities	127,069	70,363

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(127,990)	(84,737)
Acquisitions, net	(10,713)	(117)
Proceeds from divestitures and sales of assets	1,972	2,154
Repayments from affiliate	1,808	529
Payment of railcar construction advances	(25,234)	(14,513)
Reimbursement of railcar construction advances	25,234	14,513
Net Cash Used for Investing Activities	(134,923)	(82,171)

Cash Flows from Financing Activities:
Borrowings of long-term debt	80,000	100,000
Repayments of long-term debt	(8,144)	(46,417)
Payments on capital lease obligations	(1,831)	(1,052)
Debt issuance costs	—	(881)
Change in bank overdraft	(183)	(2,556)
Dividends paid	(54,285)	(37,254)
Purchase of remaining interest in existing subsidiaries	—	(19,604)
Issuances of common stock	27,760	9,542
Repurchases of common stock	(100,000)	—
Excess tax benefits from stock-based compensation transactions	55	1,922
Net Cash (Used for) Provided by Financing Activities	(56,628)	3,700
Net Decrease in Cash and Cash Equivalents	(64,482)	(8,108)
Cash and Cash Equivalents, beginning of period	108,651	42,437
Cash and Cash Equivalents, end of period	$44,169	$34,329
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,447	$25,173
Cash paid for income taxes	$24,334	$3,511

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	67,293	$671	$3,243,619	$(106,159)	$1,213,035	$4,351,166	$1,582	$4,352,748
Consolidated net earnings		—	—	—	88,065	88,065	73	88,138
Other comprehensive (loss) earnings, net of tax		—	—	(6,655)	—	(6,655)	5	(6,650)
Dividends declared		—	—	—	(54,285)	(54,285)	—	(54,285)
Issuances of common stock for stock award plans	368	3	22,955	—	—	22,958	—	22,958
Repurchases of common stock	(670)	(6)	—	—	(99,994)	(100,000)	—	(100,000)
Stock-based compensation expense		—	7,524	—	—	7,524	—	7,524
Balance at June 30, 2015	66,991	$668	$3,274,098	$(112,814)	$1,146,821	$4,308,773	$1,660	$4,310,433

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

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

The Corporation has a Cement segment, which was acquired July 1, 2014 and accounted for 8% of 2014 consolidated net sales, with production facilities located in Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, south of San Antonio; and Oro Grande, near Los Angeles, California. The cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The high calcium limestone reserves used as a raw material are a part of owned property adjacent to each of the plants. The Corporation also operates cement terminals, a packaging facility and cement grinding facility at the Crestmore plant near Riverside, California.

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

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the six months ended June 30, 2015 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue Recognition Standard

The FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 and can be applied on a full retrospective or modified retrospective approach. The Corporation is currently evaluating the impact of the provisions of the new standard, and at this time does not expect the impact to be material to its consolidated results of operations.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$81,938	$59,521	$88,065	$37,904
Other comprehensive (loss) earnings, net of tax	(6,091)	603	(6,655)	1,973
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$75,847	$60,124	$81,410	$39,877

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

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

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$41	$103	$73	$(1,432)
Other comprehensive earnings, net of tax	2	1	5	2
Comprehensive earnings (loss) attributable to noncontrolling interests	$43	$104	$78	$(1,430)

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

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended June 30, 2015
Balance at beginning of period	$(105,151)	$990	$(2,562)	$(106,723)
Other comprehensive (loss) earnings before reclassifications, net of tax	(10,670)	229	—	(10,441)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,158	—	192	4,350
Other comprehensive (loss) earnings, net of tax	(6,512)	229	192	(6,091)
Balance at end of period	$(111,663)	$1,219	$(2,370)	$(112,814)

	Three Months Ended June 30, 2014
Balance at beginning of period	$(44,267)	$4,816	$(3,293)	$(42,744)
Other comprehensive (loss) earnings before reclassifications, net of tax	(426)	842	—	416
Amounts reclassified from accumulated other comprehensive earnings, net of tax	8	—	179	187
Other comprehensive (loss) earnings, net of tax	(418)	842	179	603
Balance at end of period	$(44,685)	$5,658	$(3,114)	$(42,141)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax benefit of $6,793,000 and $276,000 for the three months ended June 30, 2015 and 2014, respectively.

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Six Months Ended June 30, 2015
Balance at beginning of period	$(106,688)	$3,278	$(2,749)	$(106,159)
Other comprehensive loss before reclassifications, net of tax	(10,845)	(2,059)	—	(12,904)
Amounts reclassified from accumulated other comprehensive (loss) earnings, net of tax	5,870	—	379	6,249
Other comprehensive (loss) earnings, net of tax	(4,975)	(2,059)	379	(6,655)
Balance at end of period	$(111,663)	$1,219	$(2,370)	$(112,814)

	Six Months Ended June 30, 2014
Balance at beginning of period	$(44,549)	$3,902	$(3,467)	$(44,114)
Other comprehensive (loss) earnings before reclassifications, net of tax	(430)	1,756	—	1,326
Amounts reclassified from accumulated other comprehensive earnings, net of tax	294	—	353	647
Other comprehensive (loss) earnings, net of tax	(136)	1,756	353	1,973
Balance at end of period	$(44,685)	$5,658	$(3,114)	$(42,141)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax benefit of $6,904,000 and $280,000 for the six months ended June 30, 2015 and 2014, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended June 30, 2015
Balance at beginning of period	$67,552	$1,679	$69,231
Tax effect of other comprehensive earnings	4,073	(125)	3,948
Balance at end of period	$71,625	$1,554	$73,179

	Three Months Ended June 30, 2014
Balance at beginning of period	$29,016	$2,155	$31,171
Tax effect of other comprehensive earnings	271	(116)	155
Balance at end of period	$29,287	$2,039	$31,326

	Six Months Ended June 30, 2015
Balance at beginning of period	$68,568	$1,799	$70,367
Tax effect of other comprehensive earnings	3,057	(245)	2,812
Balance at end of period	$71,625	$1,554	$73,179

	Six Months Ended June 30, 2014
Balance at beginning of period	$29,198	$2,269	$31,467
Tax effect of other comprehensive earnings	89	(230)	(141)
Balance at end of period	$29,287	$2,039	$31,326

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2015	2014	2015	2014	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(469)	$(791)	$(939)	$(1,404)
Actuarial loss	7,274	804	10,546	1,889
	6,805	13	9,607	485	Cost of sales; Selling, general and administrative expenses
Tax benefit	(2,647)	(5)	(3,737)	(191)	Income tax benefit
	$4,158	$8	$5,870	$294

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$317	$295	$624	$583	Interest expense
Tax benefit	(125)	(116)	(245)	(230)	Income tax benefit
	$192	$179	$379	$353

Earnings per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings/loss attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2015 and 2014, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$81,938	$59,577	$88,065	$37,974
Less: Distributed and undistributed earnings attributable to unvested awards	(876)	246	403	154
Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	82,814	59,331	87,662	37,820
Basic and diluted net loss available to common shareholders from discontinued operations	—	(56)	—	(70)
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$82,814	$59,275	$87,662	$37,750

Basic weighted-average common shares outstanding	67,373	46,395	67,392	46,355
Effect of dilutive employee and director awards	260	134	262	122
Diluted weighted-average common shares outstanding	67,633	46,529	67,654	46,477

2.	Business Combinations and Assets Held for Sale

The Corporation acquired Texas Industries, Inc. (“TXI”) on July 1, 2014.  For the three and six months ended June 30, 2015, total revenues of $243,837,000 and $467,896,000, respectively, and earnings from operations of $25,242,000 and $33,936,000, respectively, were attributable to TXI operations and included in the Corporation’s consolidated statements of earnings.

Acquisition-related expenses, net, associated with TXI were $2,135,000 and $3,586,000 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, acquisition-related expenses, net, associated with TXI were $5,265,000 and $14,991,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Assets Held for Sale (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined consolidated results of operations for the Corporation and TXI as though the companies were combined as of January 1, 2014. Transactions between Martin Marietta and TXI during the periods presented in the pro forma financial statements have been eliminated as if Martin Marietta and TXI were consolidated affiliates during the periods. Financial information for periods prior to the July 1, 2014 actual acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing, utilization of TXI net operating loss carryforwards or other restructuring that resulted from the combination.

The unaudited pro forma financial information for the three and six months ended June 30, 2014 includes TXI’s historical operating results for the three and six months ended May 31, 2014 (due to a difference in TXI’s historical reporting periods).

The pro forma financial statements do not purport to project the future financial position or operating results of the combined company. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of January 1, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(Dollars in Thousands)
Net sales	$831,760	$1,395,150
Earnings (Loss) from continuing operations attributable to controlling interest	$68,313	$(11,474)

Assets Held for Sale

At June 30, 2015, the Corporation classified assets related to the California cement operations as assets held for sale, and primarily included the cement plant, mobile equipment and intangible assets.  In addition, assets held for sale also included inventory. These assets are reported within the Cement Group segment in Note 10.

There are liabilities that will be transferred as part of the sale, which are reported in other current liabilities on the consolidated balance sheet.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	(Dollars in Thousands)
	Mid-America	Southeast	West
	Group	Group	Group	Cement	Total
	Six Months Ended June 30, 2015
Balance at January 1, 2015	$282,117	$50,346	$852,436	$883,900	$2,068,799
Adjustments to purchase price allocations	—	—	15,882	(18,978)	(3,096)
Acquisitions	—	—	893	—	893
Divestitures	(714)	—	—	—	(714)
Balance at June 30, 2015	$281,403	$50,346	$869,211	$864,922	$2,065,882

4.	Inventories, Net

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Dollars in Thousands)
Finished products	$427,298	$413,766	$358,759
Products in process and raw materials	60,498	65,250	20,732
Supplies and expendable parts	112,587	125,092	65,287
	600,383	604,108	444,778
Less: Allowances	(120,527)	(119,189)	(96,610)
Total	$479,856	$484,919	$348,168

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,243	$299,123	$299,006
7% Debentures, due 2025	124,516	124,500	124,485
6.25% Senior Notes, due 2037	228,208	228,184	228,165
4.25 % Senior Notes, due 2024	395,511	395,309	—
Floating Rate Notes, due 2017, interest rate of 1.38% and 1.33% at June 30, 2015 and December 31, 2014, respectively	299,108	298,869	—
Term Loan Facility, due 2018, interest rate of 1.69% at June 30, 2015; 1.67% at December 31, 2014; and 1.65% at June 30, 2014	230,167	236,258	242,350
Revolving Facility, interest rate of 1.40% at June 30, 2014	—	—	40,000
Trade Receivable Facility, interest rate of 0.88% and 0.75% at June 30, 3015 and 2014, respectively	80,000	—	150,000
Other notes	1,248	3,152	795
Total debt	1,658,001	1,585,395	1,084,801
Less: Current maturities	(15,966)	(14,336)	(12,404)
Long-term debt	$1,642,035	$1,571,059	$1,072,397

The Corporation, through a wholly-owned special purpose subsidiary, has a $250,000,000 trade receivable securitization facility (the “Trade Receivable Facility”), which matures on September 30, 2016.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A. and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, of $450,791,000, $369,575,000 and $311,792,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  These receivables are originated by the Corporation and then sold to the wholly-owned special purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.7% and are limited to the lesser of the facility limit or the borrowing base, as defined, of $377,688,000, $313,428,000 and $258,787,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt (continued)

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

In 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000; any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000; and any make-whole fees incurred in connection with the redemption of TXI’s 9.25% senior notes due 2020. The Corporation was in compliance with this Ratio at June 30, 2015.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At June 30, 2015, December 31, 2014 and June 30, 2014, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2015, the Corporation recognized $317,000 and $624,000, respectively, as additional interest expense. For the three and six months ended June 30, 2014, the Corporation recognized $295,000 and $583,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,200,000 until the maturity of the 6.6% Senior Notes in 2018.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Financial Instruments (continued)

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states (namely, Texas, Colorado, North Carolina, Iowa and Georgia). The estimated fair values of accounts receivable approximate their carrying amounts due to the short-term nature of the receivables.

Notes receivable are primarily promissory notes with customers and are not publicly traded. Management estimates that the fair value of notes receivable approximates the carrying amount. The estimated fair values of notes receivable approximate their carrying amounts due to the short-term nature of the receivables.

The bank overdraft represents amounts to be funded to financial institutions for checks that have cleared the bank. The estimated fair value of the bank overdraft approximates its carrying value due to the short-term nature of the overdraft.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Corporation’s long-term debt were $1,658,001,000 and $1,729,511,000, respectively, at June 30, 2015; $1,585,395,000 and $1,680,584,000, respectively, at December 31, 2014; and $1,084,801,000 and $1,168,302,000, respectively, at June 30, 2014. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The fair value of the Notes was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

7.	Income Taxes

	Six Months Ended June 30,
	2015	2014
Estimated effective income tax rate:
Continuing operations	30.2%	29.8%
Discontinued operations	—	26.4%
Consolidated overall	30.2%	29.8%

The Corporation’s effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction. The effective income tax rate for discontinued operations reflect the tax effects of individual operations’ transactions and are not indicative of the Corporation’s overall effective income tax rate.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in Thousands)
Service cost	$5,513	$3,092	$34	$51
Interest cost	8,213	5,624	229	305
Expected return on assets	(8,887)	(6,677)	—	—
Amortization of:
Prior service cost (credit)	101	96	(570)	(887)
Actuarial loss (gain)	7,351	877	(77)	(73)
Special termination benefit	1,206	—	—	—
Net periodic benefit cost (credit)	$13,497	$3,012	$(384)	$(604)

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in Thousands)
Service cost	$11,505	$7,131	$68	$93
Interest cost	16,575	12,971	464	559
Expected return on assets	(18,190)	(15,400)	—	—
Amortization of:
Prior service cost (credit)	211	223	(1,150)	(1,627)
Actuarial loss (gain)	10,700	2,022	(154)	(133)
Special termination benefit	1,462	—	—	—
Net periodic benefit cost (credit)	$22,263	$6,947	$(772)	$(1,108)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

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

In 2013, the Corporation loaned $3,402,000 to this unconsolidated affiliate to repay in full the outstanding balance of the affiliate’s loan with Bank of America, N.A. in 2013 and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount. The loan was repaid in full during first quarter 2015.  As of December 31, 2014 and June 30, 2014, the amounts due from the affiliate related to this loan was $1,808,000 and $2,455,000, respectively.

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of June 30, 2015, December 31, 2014 and June 30, 2014.

Employees

Approximately 12% of the Corporation’s employees are represented by a labor union.  All such employees are hourly employees.  The Corporation maintains collective bargaining agreements relating to the union employees with the Aggregates business, Cement and Magnesia Specialties segments.  For the Cement segment located in California and Texas, 100% of its hourly employees at the Oro Grande cement plant and Crestmore clinker grinding facility, both located in California, are represented by labor unions.  The Oro Grande collective bargaining agreement expires June 2016, and the Crestmore collective bargaining agreement expires in August 2016.  For the Magnesia Specialties segment located in Manistee, Michigan and Woodville, Ohio, 100% of its hourly employees are represented by labor unions. The Manistee collective bargaining agreement expires in August 2019, and the Woodville collective bargaining agreement expires in May 2018.

10.	Business Segments

The Aggregates business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Corporation also has Cement and Magnesia Specialties segments. Corporate loss from operations primarily includes depreciation on capitalized interest, expenses for certain corporate administrative functions, business development and integration expenses, unallocated corporate expenses and other nonrecurring and/or non-operational adjustments. Intersegment sales represent net sales from one segment to another segment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$257,649	$240,526	$398,482	$356,235
Southeast Group	81,518	75,168	146,195	134,988
West Group	411,235	286,811	731,807	477,598
Total Aggregates Business	750,402	602,505	1,276,484	968,821
Cement	105,899	—	207,999	—
Magnesia Specialties	65,118	66,720	128,282	129,034
Total	$921,419	$669,225	$1,612,765	$1,097,855

Net sales:
Mid-America Group	$237,415	$218,703	$367,120	$325,236
Southeast Group	76,483	70,725	136,253	126,106
West Group	375,489	250,589	662,570	411,004
Total Aggregates Business	689,387	540,017	1,165,943	862,346
Cement	100,405	—	196,970	—
Magnesia Specialties	60,457	61,920	119,211	119,269
Total	$850,249	$601,937	$1,482,124	$981,615

Earnings (Loss) from operations:
Mid-America Group	$66,894	$57,283	$62,691	$45,517
Southeast Group	4,818	(1,302)	3,269	(7,413)
West Group	49,177	30,873	63,676	32,954
Total Aggregates Business	120,889	86,854	129,636	71,058
Cement	22,468	—	34,697	—
Magnesia Specialties	18,751	20,995	36,541	37,280
Corporate	(25,124)	(11,608)	(38,319)	(27,994)
Total	$136,984	$96,241	$162,555	$80,344

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

Cement intersegment sales, which are to the ready mixed concrete product line in the West Group, were $20,854,000 and $38,955,000 for the three and six months ended June 30, 2015, respectively.

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,343,337	$1,290,833	$1,311,860
Southeast Group	601,130	604,044	606,933
West Group	2,559,411	2,444,400	1,084,291
Total Aggregates Business	4,503,878	4,339,277	3,003,084
Cement	2,413,867	2,451,799	—
Magnesia Specialties	148,296	150,359	151,129
Corporate	433,613	522,957	201,830
Total	$7,499,654	$7,464,392	$3,356,043

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

FORM 10-Q

For the Quarter Ended June 30, 2015

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net sales:
Aggregates	$481,616	$421,974	$813,830	$685,858
Asphalt	18,896	22,627	28,541	33,125
Ready Mixed Concrete	149,750	52,379	277,323	90,388
Road Paving	39,125	43,037	46,249	52,975
Total Aggregates Business	689,387	540,017	1,165,943	862,346
Cement	100,405	—	196,970	—
Magnesia Specialties	60,457	61,920	119,211	119,269
Total	$850,249	$601,937	$1,482,124	$981,615

Gross profit (loss):
Aggregates	$137,272	$100,142	$178,690	$110,194
Asphalt	4,314	4,869	2,851	3,443
Ready Mixed Concrete	9,341	6,982	11,424	9,926
Road Paving	3,577	(249)	265	(4,231)
Total Aggregates Business	154,504	111,744	193,230	119,332
Cement	30,414	—	49,400	—
Magnesia Specialties	21,224	23,394	41,402	42,149
Corporate	(5,989)	464	(9,618)	(43)
Total	$200,153	$135,602	$274,414	$161,438

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Other current and noncurrent assets	$(5,501)	$(6,139)
Accrued salaries, benefits and payroll taxes	(13,794)	(755)
Accrued insurance and other taxes	(1,278)	3,911
Accrued income taxes	(19,902)	16,678
Accrued pension, postretirement and postemployment benefits	16,283	4,281
Other current and noncurrent liabilities	(4,878)	(389)
	$(29,070)	$17,587

The change in accrued salaries, benefits and payroll taxes in 2015 is primarily attributable to payments of severance expense.  The change in accrued income taxes in 2015 is due to the planned utilization of net operating losses acquired with TXI.  This resulted in a reclass between current income taxes payable and deferred tax assets.

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$1,331	$6,333
Acquisition of assets through asset exchange	$5,000	$—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

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

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

The Cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The production facilities are located in Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, between Austin and San Antonio; and Oro Grande, California, near Los Angeles. The limestone reserves used as a raw material are located on property, owned by the Corporation, adjacent to each of the plants. The Corporation also operates a cement terminal and packaging facility at the Crestmore plant near Riverside, California, and operates its Portland cement grinding facility on an as-needed basis. The cement facilities currently have total annual capacity of 6.6 million tons. In addition to the manufacturing and packaging facilities, the Corporation operates eight cement distribution terminals. The corporation has signed a sale agreement to divest of the Oro Grande, California facility.  Closing is expected by September 30, 2015.

The Corporation also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2015.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2015 and 2014 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Gross profit	$200,153	$135,602	$274,414	$161,438
Total revenues	$921,419	$669,225	$1,612,765	$1,097,855
Gross margin	21.7%	20.3%	17.0%	14.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Gross profit	$200,153	$135,602	$274,414	$161,438
Total revenues	$921,419	$669,225	$1,612,765	$1,097,855
Less: Freight and delivery revenues	(71,170)	(67,288)	(130,641)	(116,240)
Net sales	$850,249	$601,937	$1,482,124	$981,615
Gross margin excluding freight and delivery revenues	23.5%	22.5%	18.5%	16.4%

Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Earnings from operations	$136,984	$96,241	$162,555	$80,344
Total revenues	$921,419	$669,225	$1,612,765	$1,097,855
Operating margin	14.9%	14.4%	10.1%	7.3%

Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Earnings from operations	$136,984	$96,241	$162,555	$80,344
Total revenues	$921,419	$669,225	$1,612,765	$1,097,855
Less: Freight and delivery revenues	(71,170)	(67,288)	(130,641)	(116,240)
Net sales	$850,249	$601,937	$1,482,124	$981,615
Operating margin excluding freight and delivery revenues	16.1%	16.0%	11.0%	8.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

The earnings per diluted share impact of acquisition-related expenses, net, related to the TXI acquisition, represents a non-GAAP measure.  It is presented for investors and analysts to evaluate and forecast the Corporation’s ongoing financial results, as acquisition-related expenses, net, related to TXI are nonrecurring.

The following shows the calculation of the impact of acquisition-related expenses, net, related to the combination with TXI on the loss per diluted share for the quarter ended June 30, 2014 (in thousands except per share data).

	Three Months	Six Months
	Ended	Ended
Acquisition-related expenses, net, related to the business combination with TXI	$5,265	$14,991
Income tax benefit	(2,074)	(5,905)
After-tax impact of acquisition-related expenses, net, related to the business combination with TXI	$3,191	$9,086
Diluted average number of common shares outstanding	46,529	46,477
Per diluted share impact of acquisition-related expenses, net, related to the business combination with TXI	$(0.07)	$(0.20)

The Corporation presents the increase in heritage aggregates product line shipments for the West Group and the Aggregates business excluding the three operations that were divested in the third quarter of 2014.  These non-GAAP measures are presented for investors and analysts to have a more comparable analysis of shipment trends based on the operations owned by the Corporation for the quarter ended June 30, 2015.  The following shows the calculation of the heritage aggregates product line shipments for the West Group and the Aggregates business for the quarter ended June 30, 2014, excluding shipments from the operations divested in the third quarter 2014 (shipment tons in thousands).

	West Group	Aggregates Business
Reported heritage aggregates product line shipments for quarter ended June 30, 2014	15,371	38,974
Less: aggregates product line shipments for three operations divested in third quarter of 2014	(998)	(998)
Adjusted heritage aggregates product line shipments for quarter ended June 30, 2014	14,373	37,976
Reported heritage aggregates product line shipments for quarter ended June 30, 2015	13,919	38,241
Change in 2015 heritage aggregates product line shipments over adjusted shipments for quarter ended June 30, 2014	(3.2)%	0.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Incremental gross margin (excluding freight and delivery revenues) is a non-GAAP measure.  The Corporation presents this metric to enhance analysts’ and investors’ understanding of the impact of increased net sales on profitability.  The following shows the calculation of incremental gross margin (excluding freight and delivery revenues) for the heritage Aggregates business for the quarter ended June 30, 2015 (dollars in thousands).

Heritage Aggregates business net sales for the quarter ended June 30, 2015	$555,314
Heritage Aggregates business net sales for the quarter ended June 30, 2014	540,017
Incremental net sales	$15,297

Heritage Aggregates business gross profit for the quarter ended June 30, 2015	$144,479
Heritage Aggregates business gross profit for the quarter ended June 30, 2014	111,744
Incremental gross profit	$32,735

Incremental gross margin (excluding freight and delivery revenues) for quarter ended June 30, 2015	214%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings or operation cash flow.  EBITDA for the Cement business for the quarter and period ended June 30, 2015 is as follows (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
Earnings before taxes on income	$22,468	$34,697
Add back:
Interest expense	36	62
Depreciation, depletion and amortization expense	15,358	30,611
EBITDA	$37,862	$65,370

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Significant items for the quarter ended June 30, 2015 (unless noted, all comparisons are versus the prior-year quarter):

•	Consolidated net sales of $850.2 million compared with $601.9 million, an increase of 41%
•	Aggregates product line volume increase of 7.8%; aggregates product line price increase of 8.5%
o	Heritage aggregates product line volume increase of 0.7%, excluding shipments from 2014 divestitures from prior-year quarter; reported heritage volume decrease of 1.9%
o	Heritage aggregates product line price increase of 7.6%
•	Cement business net sales of $100.4 million, gross profit of $30.4 million and EBITDA of $37.8 million
•	Magnesia Specialties net sales of $60.5 million and earnings from operations of $18.8 million
•

Heritage consolidated gross margin (excluding freight and delivery revenues) of 26.0%, up 350 basis points; consolidated gross margin (excluding freight and delivery revenues) of 23.5%, up 100 basis points

•	Consolidated selling, general and administrative expenses (SG&A) of $56.8 million, or 6.7% of net sales
•	Consolidated earnings from operations of $137.0 million compared with $96.2 million (which includes $5.3 million of business development expenses related to the TXI acquisition)
•	Earnings per diluted share of $1.22 compared with $1.27 (which includes a $0.07 per diluted share charge for business development expenses related to the TXI acquisition)
o	Rainfall lowered second quarter 2015 earnings per diluted share by an estimated $0.32 to $0.36
•	Heritage aggregates business delivers incremental gross margin of 214%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2015 and 2014. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$236,534		$218,703
Southeast Group	76,483		70,725
West Group	242,297		250,589
Total Heritage Aggregates Business	555,314	100.0	540,017	100.0
Magnesia Specialties	60,457	100.0	61,920	100.0
Total Heritage Consolidated	615,771	100.0	601,937	100.0
Acquisitions:
Aggregates Business – Mid-America Group	881	100.0	—	—
Aggregates Business – West Group	133,192	100.0	—	—
Cement	100,405	100.0	—	—
Total Acquisitions	234,478	100.0	—	—
Total	$850,249	100.0	$601,937	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$80,224	33.9	$68,593	31.4
Southeast Group	9,493	12.4	3,053	4.3
West Group	54,762	22.6	40,098	16.0
Total Heritage Aggregates Business	144,479	26.0	111,744	20.7
Magnesia Specialties	21,224	35.1	23,394	37.8
Corporate	(5,503)	—	464	—
Total Heritage Consolidated	160,200	26.0	135,602	22.5
Acquisitions:
Aggregates Business – Mid-America Group	(47)	(5.3)	—	—
Aggregates Business – West Group	10,071	7.6	—	—
Cement	30,415	30.3	—	—
Corporate	(486)	—	—	—
Total Acquisitions	39,953	17.0	—	—
Total	$200,153	23.5	$135,602	22.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$13,304		$13,192
Southeast Group	4,503		4,577
West Group	11,265		10,746
Total Heritage Aggregates Business	29,072	5.2	28,515	5.3
Magnesia Specialties	2,391	4.0	2,468	4.0
Corporate	12,549	—	5,583	—
Total Heritage Consolidated	44,012	7.1	36,566	6.1
Acquisitions:
Aggregates Business – West Group	4,790	3.6	—	—
Cement	6,647	6.6	—	—
Corporate	1,334	—	—	—
Total Acquisitions	12,771	5.4	—	—
Total	$56,783	6.7	$36,566	6.1

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$66,942		$57,283
Southeast Group	4,818		(1,302)
West Group	43,644		30,873
Total Heritage Aggregates Business	115,404	20.8	86,854	16.1
Magnesia Specialties	18,751	31.0	20,995	33.9
Corporate	(22,186)	—	(11,608)	—
Total Heritage Consolidated	111,969	18.2	96,241	16.0
Acquisitions:
Aggregates Business – Mid-America Group	(48)	(5.4)	—	—
Aggregates Business – West Group	5,533	4.2	—	—
Cement	22,468	22.4	—	—
Corporate	(2,938)	—	—	—
Total Acquisitions	25,015	10.7	—	—
Total	$136,984	16.1	$96,241	16.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$445,427	$421,974
Asphalt	18,896	22,627
Ready Mixed Concrete	51,866	52,379
Road Paving	39,125	43,037
Total Heritage	555,314	540,017
Acquisitions	134,073	—
Total Aggregates Business	$689,387	$540,017

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended
	June 30, 2015
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	2.3%	5.7%
Southeast Group	6.0%	2.4%
West Group	(9.4)%	10.7%
Heritage Aggregates Operations(2)	(1.9)%	7.6%
Aggregates Product Line (3)	7.8%	8.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

	Three Months Ended
	June 30,
	2015	2014
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	19,048	18,626
Southeast Group	5,274	4,976
West Group	13,919	15,371
Heritage Aggregates Operations(2)	38,241	38,973
Acquisitions	3,762	—
Divestitures	—	1
Aggregates Product Line (3)	42,003	38,974

	Three Months Ended
	June 30,
	2015	2014
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	36,847	37,417
Internal tons used in other product lines	1,394	1,557
Total heritage aggregates tons	38,241	38,974

Acquisitions:
Tons to external customers	2,804	—
Internal tons used in other product lines	958	—
Total acquisition aggregates tons	3,762	—
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full calendar year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Second-quarter results reflect continued strong performance.  Among other things, each heritage aggregates business reportable segment significantly improved gross profits, generating an incremental gross margin contribution in line with, or exceeding, the Corporation’s stated objectives. This result was achieved despite historic levels of rainfall throughout the United States, and notably in Texas.  According to the National Oceanic and Atmospheric Administration (NOAA), the United States experienced the second wettest second quarter in more than a century.  The NOAA further indicated that Texas reported its wettest second quarter and first six months of the year for the 121 years this data has been tracked.  These highly unusual factors resulted in nearly $100 million in deferred net sales across all product lines

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

which lowered gross profit by an estimated $27 million.  Additionally, precipitation reduced production and operating leverage, which negatively affected gross profit by an estimated additional $8 million to $13 million.  Nevertheless, strong pricing, operational excellence and management’s stringent cost discipline, coupled with continued slow-but-steady economic recovery in the southeastern United States, contributed to a 100-basis-point expansion of consolidated gross margin (excluding freight and delivery fees).

The average per-ton selling price for the heritage aggregates product line was $11.83 and $11.00 for the three months ended June 30, 2015 and 2014, respectively, and the average per-ton selling price for the acquired aggregates product line was $13.52 for the three months ended June 30, 2015. The acquired aggregates product line selling price reflects the impact of higher priced sand and gravel, as well as freight for tons sold through rail yards, which combined account for over 70% of shipments.

Heritage aggregates product line shipments increased 0.7%, excluding shipments from the third-quarter 2014 divestiture of three operations from the prior-year quarter.  The divestiture included an Oklahoma quarry and two Dallas, Texas rail-located distribution yards and was required by the Department of Justice in connection with the closing of the TXI acquisition.  Shipments from these divestitures continue to be reported in heritage volumes in the prior-year quarter. Aggregates product line shipments in the Southeast Group increased 6.0%, and the Mid-America Group achieved an increase of 2.3%.  Wet weather had the most significant impact in the West Group, where volumes decreased 3.2%, excluding 998,000 tons from the divested operations from the prior-year quarter.  The reported variance for the West Group was a 9.4% decline, which reflects an estimated 2,198,000 tons of shipments deferred due to rainfall. Iowa also experienced significant precipitation during the second quarter which deferred an estimated 500,000 tons of shipments.

Heritage aggregates product line shipments to the infrastructure market comprised 43% of quarterly volumes and decreased 4%.  The Mid-America and Southeast Group each achieved an increase of 2%, which was offset by the impact of rainfall in the West Group.  In addition to Texas, major project activity is accelerating in North Carolina, Georgia and Florida.  Infrastructure investments are being driven by state initiatives and public private partnerships while federal funding continues to be provided under a continuing resolution.  The provisions of the Moving Ahead for Progress in the 21st Century, or MAP-21, have been extended through October 29, 2015.  Management continues to anticipate the U.S. Congress working towards passage of a new multi-year bill later this year.

The nonresidential market represented 32% of quarterly heritage aggregates product line shipments and decreased 3%.  Light nonresidential, which includes the commercial sector, increased 23% and was offset by a decline in heavy nonresidential, which includes the industrial and energy sectors.  Activity varies significantly by state, with growth in nonresidential starts for the last twelve months strongest in Texas; however, weather constrained activity during the second quarter.  Louisiana, Florida and Georgia have also reported significant increases in nonresidential projects.  The overall growth in light nonresidential shipments illustrates economic diversity and the ability of other nonresidential projects to replace energy-related shipments currently displaced by volatile oil prices.  Notwithstanding, the Corporation continues to expect energy-related activity to remain strong, supported by more than $100 billion of planned projects along the Gulf Coast, including a significant portion in Texas.

The residential end-use market accounted for 16% of quarterly heritage aggregates product line shipments, and volumes within this market increased 4%.  Nationally, residential starts are up 8% for the trailing-12 months through June 2015.  Florida and Georgia achieved double-digit growth and, along with Texas, were each ranked in the top five states for the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

same period.  The ChemRock/Rail market accounted for the remaining 9% of heritage aggregates product line volumes.  Volumes to this end use decreased slightly, primarily related to excessive rainfall in Colorado and Iowa.

Heritage aggregates product line pricing grew in all reportable groups, led by the 10.7% increase in the West Group.  Improvement was notable in South Texas and Colorado.  The Mid-America Group and Southeast Group reported increases of 5.7% and 2.4%, respectively.  The Corporation announced various mid-year price increases in all divisions of its Aggregates business and is realizing increased pricing across all of its segments.

The particularly wet weather throughout several of the Corporation’s operating areas not only affected sales, but also adversely affected aggregates product line production and resulted in lower operating leverage.  As a result, total production cost per ton shipped increased 3%.  Lower energy costs continue to benefit the cost structure.

The heritage aggregates product line leveraged a 7.6% increase in average selling price to expand its gross margin (excluding freight and delivery revenues) 540 basis points.  The legacy TXI aggregates product line operations experienced significant amounts of rainfall that negatively affected shipments and margins.  In total, acquired aggregates product line operations, which include legacy TXI quarries and two small acquisitions completed during the first quarter, had net sales of $36.2 million and a gross margin (excluding freight and delivery revenues) of 21.7%.

The Corporation’s aggregates-related downstream product lines include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
June 30,
	2015	2014
Heritage:
Asphalt	$42.20/ton	$42.06/ton
Ready Mixed Concrete	$101.54/yd³	$92.23/yd³
Acquisitions:
Ready Mixed Concrete (4)	$86.80/yd³	—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	June 30,
	2015	2014
Asphalt Product Line (in thousands):
Tons to external customers	356	458
Internal tons used in road paving business	456	492
Total asphalt tons	812	950
Ready Mixed Concrete (in thousands of cubic yards):
Heritage	498	552
Acquisitions(4)	1,115	—
Total cubic yards	1,613	552
(4)	Ready mixed operations acquired by Martin Marietta on July 1, 2014. For comparative purposes, for the three months ended June 30, 2014, TXI shipped 1,285,000 cubic yards of ready mixed concrete.

Management estimates rain reduced ready mixed concrete shipments by 454,000 cubic yards, of which 371,000 cubic yards was attributable to ready mix locations in Texas.  The heritage ready mixed concrete product line reported pricing improvement of 10.1%.

The heritage ready mixed concrete product line reported a 10% increase in average selling price.  However, weather-driven lower shipments limited the improvement in gross margin (excluding freight and delivery revenues) to 50 basis points.  For the quarter, the legacy TXI ready mixed concrete operations contributed $98 million of net sales.

As illustrated in the second quarter of 2015, the Aggregates business is significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Production and shipment levels for aggregates, asphalt, ready mixed concrete and road paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, current period and year to date results are not indicative of expected performance for other interim periods or the full year. Depending on the timing and extent of any weather disruptions, shipments may be delayed to later in a year or deferred until the following year.

Cement Business

The Cement business is benefitting from continued strength in Texas markets, where demand exceeds local supply.  The Portland Cement Association, or PCA, forecasts continued favorable supply/demand imbalance in Texas over the next several years.  Further, the PCA currently forecasts growth each year through 2019.  For the quarter, the business generated $100.4 million of net sales and $30.4 million of gross profit.  The business announced a price increase

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

effective April 1, 2015.  However, there is a lag time before the full impact is realized.  Plant utilization varies between 75% and 85% for plants in Texas and 70% and 75% in California.  The business incurred $5.9 million in planned cement kiln shutdown costs during the second quarter.  Shutdown costs are expected to be heaviest in the fourth quarter.

Cement shipments for the three months ended June 30, 2015 were (tons in thousands):

Tons to external customers	994
Internal tons used in other product lines	209
Total cement tons	1,203

Similar to the aggregates and ready mixed concrete product lines, the cement business estimated 215,000 tons of shipments were deferred to future periods due to the unseasonably wet weather.

Average selling price per-ton for the cement operations for the three months ended June 30, 2015 was $98.86. For comparative purposes, the average selling price per-ton for the three months ended June 30, 2014, a period prior to the Corporation’s ownership of these operations, was $84.71.

Magnesia Specialties Business

Magnesia Specialties continued to deliver strong performance and generated second-quarter net sales of $60.5 million and a gross margin (excluding freight and delivery revenues) of 35.1%.  Net sales reflect lower domestic steel production, which is down almost 8% year-to-date versus the comparable period of 2014. Second-quarter earnings from operations were $18.8 million compared with $21.0 million, with the decrease primarily driven by maintenance costs in 2015.

Consolidated Operating Results

Consolidated SG&A was 6.7% of net sales compared with 6.1% in the prior-year quarter.  The increase reflects the impact of approximately $110 million of net sales delayed to later in the year and higher pension expenses.  The Corporation incurred acquisition-related expenses of $2.1 million, which is in line with the expected run rate for the next few quarters.  Earnings from operations for the quarter were $137.0 million compared with $96.2 million in the prior-year period.

Excluding discrete events, the 2015 estimated effective income tax rate for the year-to-date period was 31%, consistent with annual guidance.  For the year, the Corporation expects to utilize allowable federal net operating loss carryforwards of $363 million, which were acquired with TXI.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2014	$135,602
Aggregates product line:
Heritage volume weakness	(8,049)
Heritage pricing strength	31,852
Cost decreases, net	5,471
Increase in aggregates product line gross profit	29,274
Aggregates-related downstream product lines	3,461
Acquired aggregates business operations	10,025
Acquired cement	30,414
Decrease in Magnesia Specialties	(2,170)
Decrease in corporate	(6,453)
Increase in consolidated gross profit	64,551
Consolidated gross profit, quarter ended June 30, 2015	$200,153

Gross profit (loss) by business is as follows:

	Three Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$129,416	$100,142
Asphalt	4,314	4,869
Ready Mixed Concrete	7,172	6,982
Road Paving	3,577	(249)
Total Aggregates Business	144,479	111,744
Magnesia Specialties	21,224	23,394
Corporate	(5,503)	464
Total Heritage	160,200	135,602
Acquisitions:
Aggregates	7,856	—
Ready Mixed Concrete	2,169	—
Cement	30,414	—
Corporate	(486)	—
Total Acquisitions	39,953	—
Total	$200,153	$135,602

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

The consolidated heritage gross margin (excluding freight and delivery revenues) for the quarter was 26.0%, a 350-basis-point improvement compared with the prior-year quarter.

Consolidated SG&A was 6.7% of net sales compared with 6.1% in the prior-year quarter.  The increase reflects the impact of weather-deferred net sales and higher pension expenses.  The Corporation incurred acquisition-related expenses of $2.1 million, which is in line with the expected run rate for the next few quarters.  Earnings from operations for the quarter were $137.0 million compared with $96.2 million in the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was an expense of $4.3 million in 2015 and income of
$2.5 million in 2014. Second quarter 2015 reflects a higher writeoff of customer accounts receivable and lower gains on the disposal of fixed assets.  The 10-year average of annual accounts receivable writeoffs has been $2 million.  During the quarter ended June 30, 2015, the Corporation reserved two large accounts and wrote-off a customer account who declared bankruptcy, collectively totaling $3.2 million.  Conversely, second quarter 2014 provided bad debt recoveries of $0.6 million.

Other nonoperating income and expenses, net, includes foreign currency translation gains and losses, interest and other miscellaneous income and equity adjustments for nonconsolidated affiliates.  The $2.7 million increase in other nonoperating income, net, reflects higher earnings from nonconsolidated companies compared with 2014, coupled with life insurance proceeds.

Significant items for the six months ended June 30, 2015 (unless noted, all comparisons are versus the prior-year period):

•

Earnings per diluted share of $1.30 compared with $0.81 (which includes a $0.20 per diluted share charge for business development and acquisition integration expenses related to the business combination with TXI)

•	Consolidated net sales of $1,482 million compared with $981.6 million, an increase of 51%
•	Aggregates product line volume increase of 11.5%; aggregates product line price increase of 9.7%
o	Heritage aggregates product line volume increase of 3.1%, excluding shipments from 2014 divestitures from prior-year quarter; reported heritage volume increase of 0.3%;
o	Heritage aggregates product line price increase of 8.7%
•	Cement business net sales of $197.0 million, earnings from operations of $34.7 million and EBITDA of $65.4 million
•	Magnesia Specialties net sales of $119.2 million and earnings from operations of $36.5 million
•

Heritage consolidated gross margin (excluding freight and delivery revenues) of 20.6%, up 420 basis points; consolidated gross margin (excluding freight and delivery revenues) of 18.5%, up 210 basis points

•	Consolidated selling, general and administrative expenses (SG&A) of $106.2 million, or 7.2% of net sales, remained flat
•	Consolidated earnings from operations of $162.6 million compared with $80.3 million (which includes $15.0 million of business development expenses related to the TXI acquisition)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2015 and 2014. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$366,152		$325,236
Southeast Group	136,253		126,106
West Group	411,135		411,004
Total Heritage Aggregates Business	913,540	100.0	862,346	100.0
Magnesia Specialties	119,211	100.0	119,269	100.0
Total Heritage Consolidated	1,032,751	100.0	981,615	100.0
Acquisitions:
Aggregates Business – Mid-America Group	968	100.0	—	—
Aggregates Business – West Group	251,435	100.0	—	—
Cement	196,970	100.0	—	—
Total Acquisitions	449,373	100.0	—	—
Total	$1,482,124	100.0	$981,615	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$87,551	23.9	$67,046	20.6
Southeast Group	12,593	9.2	187	0.1
West Group	79,227	19.3	52,099	12.7
Total Heritage Aggregates Business	179,371	19.6	119,332	13.8
Magnesia Specialties	41,402	34.7	42,149	35.3
Corporate	(8,298)	—	(43)	—
Total Heritage Consolidated	212,475	20.6	161,438	16.4
Acquisitions:
Aggregates Business – Mid-America Group	(230)	(23.8)	—	—
Aggregates Business – West Group	14,089	5.6	—	—
Cement	49,400	25.1	—	—
Corporate	(1,320)	—	—	—
Total Acquisitions	61,939	13.8	—	—
Total	$274,414	18.5	$161,438	16.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$26,249		$26,126
Southeast Group	8,792		8,785
West Group	22,223		21,680
Total Heritage Aggregates Business	57,264	6.3	56,591	6.6
Magnesia Specialties	4,757	4.0	4,914	4.1
Corporate	18,663	—	9,308	—
Total Heritage Consolidated	80,684	7.8	70,813	7.2
Acquisitions:
Aggregates Business – West Group	9,541	3.8	—	—
Cement	13,322	6.8	—	—
Corporate	2,686	—	—	—
Total Acquisitions	25,549	5.7	—	—
Total	$106,233	7.2	$70,813	7.2

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$62,922		$45,517
Southeast Group	3,269		(7,413)
West Group	58,801		32,954
Total Heritage Aggregates Business	124,992	13.7	71,058	8.2
Magnesia Specialties	36,541	30.7	37,280	31.3
Corporate	(33,125)	—	(27,994)	0
Total Heritage Consolidated	128,408	12.4	80,344	8.2
Acquisitions:
Aggregates Business – Mid-America Group	(231)	(23.9)	—	—
Aggregates Business – West Group	4,875	1.9	—	—
Cement	34,697	17.6	—	—
Corporate	(5,194)	—	—	—
Total Acquisitions	34,147	7.6	—	—
Total	$162,555	11.0	$80,344	8.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Net sales by product line for the Aggregates business are follows:

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$745,744	$685,858
Asphalt	28,541	33,125
Ready Mixed Concrete	93,005	90,388
Road Paving	46,250	52,975
Total Heritage	913,540	862,346
Acquisitions	252,403	—
Total Aggregates Business	$1,165,943	$862,346

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Six Months Ended
	June 30, 2015
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	7.3%	4.9%
Southeast Group	4.3%	4.0%
West Group	(8.0)%	13.7%
Heritage Aggregates Operations(2)	0.3%	8.7%
Aggregates Product Line (3)	11.5%	9.7%

	Six Months Ended
	June 30,
	2015	2014
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	29,149	27,176
Southeast Group	9,364	8,977
West Group	25,251	27,440
Heritage Aggregates Operations(2)	63,764	63,593
Acquisitions	7,075	—
Aggregates Product Line (3)	70,839	63,593

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

	Six Months Ended
	June 30,
	2015	2014
	(tons in thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	61,479	61,136
Internal tons used in other product lines	2,285	2,457
Total heritage aggregates tons	63,764	63,593

Acquisitions:
Tons to external customers	5,304	—
Internal tons used in other product lines	1,771	—
Total acquisition aggregates tons	7,075	—
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full calendar year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

The per-ton average selling price for the aggregates product line was $11.88 and $10.93 for the six months ended June 30, 2015 and 2014, respectively.

Average selling prices by product line for the Corporation’s aggregates-related downstream operations are as follows:

Six Months Ended
June 30,
	2015	2014
Heritage:
Asphalt	$42.56/ton	$42.11/ton
Ready Mixed Concrete	$100.35/yd³	$90.97/yd³
Acquisitions:
Ready Mixed Concrete (4)	$87.70/yd³	—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Unit shipments by product line for the Corporation’s aggregates-related downstream operations are as follows:

	Six Months Ended
	June 30,
	2015	2014
Asphalt Product Line (in thousands):
Tons to external customers	569	706
Internal tons used in road paving business	513	570
Total asphalt tons	1,082	1,276
Ready Mixed Concrete (in thousands of cubic yards):
Heritage	897	959
Acquisitions(4)	2,080	—
Total cubic yards	2,977	959
(4)	TXI ready mixed concrete operations acquired on July 1, 2014.

For 2015, Magnesia Specialties reported net sales of $119.2 million, flat with the prior-year period.  Earnings from operations were $36.5 million compared with $37.3 million.

Consolidated gross margin (excluding freight and delivery revenues) was 18.5% for 2015 versus 16.4% for 2014.  The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2014	$161,438
Aggregates product line:
Heritage volume strength	2,043
Heritage pricing strength	60,413
Cost increases, net	(8,749)
Increase in aggregates product line gross profit	53,707
Aggregates-related downstream product lines	6,332
Acquired aggregates business operations	13,859
Acquired cement	49,400
Decrease in Magnesia Specialties	(747)
Decrease in corporate	(9,575)
Increase in consolidated gross profit	112,976
Consolidated gross profit, six months ended June 30, 2015	$274,414

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

Gross profit (loss) by business is as follows:

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$163,901	$110,194
Asphalt	2,851	3,443
Ready Mixed Concrete	12,354	9,926
Road Paving	265	(4,231)
Total Aggregates Business	179,371	119,332
Magnesia Specialties	41,402	42,149
Corporate	(8,298)	(43)
Total Heritage	212,475	161,438
Acquisitions:
Aggregates	14,790	—
Ready Mixed Concrete	(931)	—
Cement	49,400	—
Corporate	(1,320)	—
Total Acquisitions	61,939	—
Total	$274,414	$161,438

Consolidated SG&A expenses were 7.2% of net sales, flat compared with the prior-year period.

For the first six months, consolidated other operating income and expenses, net, was an expense of $1.9 million in 2015 compared with income of $4.8 million in 2014, due in part to higher customer accounts receivable writeoffs in 2015 and higher gains on the disposal of assets in 2014.  The 10-year average of annual accounts receivable writeoffs has been $2 million.  During the six months ended June 30, 2015, the Corporation reserved two large accounts and wrote-off a customer account who declared bankruptcy, collectively totaling $4.0 million.  Conversely, the six months ended June 30, 2014, the Corporation had bad debt recoveries of $0.6 million.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments.  Consolidated other nonoperating income and expenses, net, for the six months ended June 30 was income of $2.1 million in 2015 compared with expense of $3.2 million in 2014, primarily driven by increased income from nonconsolidated affiliates.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2015 was $127.1 million compared with $70.4 million for the same period in 2014. The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense, partially offset by increased cash payments in 2015 for 2014 taxes that were ineligible for NOL utilization. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in Thousands)
Depreciation	$119,807	$80,952
Depletion	6,452	2,696
Amortization	8,699	2,499
	$134,958	$86,147

The increase in depreciation, depletion and amortization expense is attributable to the acquired property, plant and equipment and other intangible assets from business combinations, primarily TXI. Depreciation, depletion and amortization expense for the acquired businesses was $44.6 million for the six months ended June 30, 2015.

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2014 net cash provided by operating activities was $381.7 million compared with $70.4 million for the first six months of 2014. For the year, the Corporation expects to utilize allowable federal net operating loss carryforwards of $363 million acquired with TXI.

During the first six months ended June 30, 2015, the Corporation invested $128.0 million of capital into its business. Full-year capital spending is expected to be approximately $330 million. Comparable full-year capital expenditures were $232.2 million in 2014, including $80 million for the Medina Rock and Rail (“Medina”) capital project. With a budgeted cost of nearly $160 million, the Medina project is the largest capital expansion project in the Corporation’s history.  The project, located outside of San Antonio, consists of building a rail-connected limestone aggregates processing facility with the capability of producing in excess of 10 million tons per year.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the six months ended June 30, 2015, the Corporation repurchased 670,000 shares of common stock. At June 30, 2015, 19,330,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Corporation entered into a definitive agreement to sell its California cement business for $420 million.  The sale, which is subject to regulatory approval under the Hart-Scott-Rodino Act and customary conditions, is expected to close

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

in the third quarter of 2015.  While the Corporation believes the California cement plant is one of the most up-to-date plants in the region, it is not in close proximity to other core assets of the Corporation and, unlike other marketplace competitors, is not vertically integrated with ready mixed concrete production.  After careful evaluation, it was determined a divestiture is the best avenue to maximize shareholder value.  The Corporation expects to use the proceeds from the sale to repurchase additional shares of its stock.

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

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

At June 30, 2015, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.36 times and was calculated as follows:

July 1, 2014 to
June 30, 2015
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$205,729
Add back:
Interest expense	79,326
Income tax expense	117,387
Depreciation, depletion and amortization expense	267,626
Stock-based compensation expense	12,147
Acquisition-related expenses, net, related to the TXI acquisition	31,284
Deduct:
Interest income	(428)
Consolidated EBITDA, as defined	$713,071
Consolidated debt, including debt for which the Corporation is a co-borrower, at June 30, 2015	$1,683,676
Consolidated debt to consolidated EBITDA, as defined, at June 30, 2015 for the trailing twelve months EBITDA	2.36x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At June 30, 2015, the Corporation had $520 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 30, 2016.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility at June 30, 2015. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

CONTRACTUAL AND OFF BALANCE SHEET OBLIGATIONS

During 2015, the Corporation entered into an 18-month fixed price fuel contract which totaled $55.4 million and a 15-year railcar lease which totaled $24.8 million at June 30, 2015.

(Dollars in Thousands)	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Off Balance Sheet:
Operating lease - rail	$24,793	$1,653	$3,306	$3,306	$16,528
Purchase commitment - energy	55,409	36,939	18,470	—	—
Total	$80,202	$38,592	$21,776	$3,306	$16,528

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

The significant amount of rainfall during the first half of the year coupled with capacity constraints is expected to delay a portion of weather-delayed shipments into 2016.  Based on this expectation and external trends, the Corporation anticipates the following for the full year, which reflects the pending sale of the California cement operations:

•	Aggregates end-use markets compared to 2014 levels are as follows:
o	Infrastructure market to be relatively flat.
o	Nonresidential market to increase in the high-single digits.
o	Residential market to experience a double-digit increase.
o	ChemRock/Rail market to remain relatively flat.
•	Aggregates product line shipments to increase by 7% to 10% compared with 2014 levels.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

o	Heritage aggregates shipments to increase 3% to 5%.
•	Aggregates product line pricing to increase by 7% to 9% compared with 2014.
•	Aggregates product line production cost per ton shipped to decline slightly.
•	Aggregates-related downstream product lines to generate between $875 million and $925 million of net sales and $65 million to $70 million of gross profit.
•	Net sales for the Cement segment to be between $375 million and $400 million, generating $110 million to $120 million of gross profit.
•	Net sales for the Magnesia Specialties segment to be between $240 million and $250 million, generating $85 million to $90 million of gross profit.
•	SG&A expenses as a percentage of net sales to be less than 6.0%, despite an $18 million increase in heritage pension costs that resulted from lower discount rate.
•	Interest expense to approximate $75 million to $80 million.
•	Estimated effective income tax rate to approximate 31%, excluding discrete events.
•	Consolidated EBITDA to range from $810 million to $850 million.
•	Cash taxes paid to approximate $62 million.
•	Capital expenditures to approximate $330 million, including $35 million of synergy-related capital and $80 million for Medina limestone quarry.

The 2015 outlook includes management’s assessment of the likelihood of certain risks and uncertainties that will affect performance.  The most significant risks to the Corporation’s performance will be Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund.  Congress recently extended federal highway funding through continuing resolution through October 29, 2015.  Further, a decline in consumer confidence may negatively impact investment in construction projects.  While both MAP-21 and TIFIA credit assistance are excluded from the U.S. debt ceiling limit, this issue may have a significant impact on the economy and, consequently, construction activity.  Other risks and uncertainties related to the Corporation’s future performance include, but are not limited to: both price and volume, and a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction; a decline in energy-related drilling activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline and certain regulatory or other economic factors; a slowdown in the residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and a reduction in capital investment by the railroads; an increase in the cost of compliance with governmental laws and regulations; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to our cement production facilities; and the possibility that certain expected synergies and operating efficiencies in

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

connection with the TXI acquisition are not realized within the expected time-frames or at all.  Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability.  If these negatively affect transportation budgets more than in the past, construction spending could be reduced.  Cement is subject to cyclical supply and demand and price fluctuations.  The Magnesia Specialties business runs at near capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

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

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

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

For the Quarter Ended June 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2015

(Continued)

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

For the Quarter Ended June 30, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the infrastructure construction market, has already been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels beyond the expiration of MAP-21 which has been extended via several continuing resolutions, the latest of which expires October 29, 2015. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the six months ended June 30, 2015, unchanged since 2008. The residential construction market accounted for 14% of the Corporation’s aggregates product line shipments in 2014.

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

Variable-Rate Borrowing Facilities. At June 30, 2015, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $310.2 million, which was the collective outstanding balance at June 30, 2015, would increase interest expense by $3.1 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Corporation. The Corporation entered into a fixed price arrangement for 40% of its diesel fuel to reduce its diesel fuel price risk. The Magnesia Specialties business has fixed price agreements covering half of its 2015 coal requirements and the cement business has fixed pricing agreements on 100% of its 2015 coal requirements. A hypothetical 10% change in the Corporation’s energy prices in 2015 as compared with 2014, assuming constant volumes, would change 2015 energy expense by $27.9 million. However, the impact would be partially offset by the change in the amount capitalized into inventory standards.

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

(Continued)

of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.  Based on forecasted net sales for the Cement business for full-year 2015 of $375 million to $400 million, a hypothetical 10% change in sales price would impact net sales by $37.5 million to $40 million.

Item 4. Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015. As permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over accounts receivable related to the TXI ready mixed concrete operations, which are included in the consolidated financial statements for the period ending June 30, 2015. The excluded assets constituted less than one percent of consolidated total assets as of June 30, 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	20,000,000
May 1, 2015 - May 31, 2015	156,106	$150.67	156,106	19,843,894
June 1, 2015 - June 30, 2015	513,812	$148.97	513,812	19,330,082

Reference is made to the press release dated February 10, 2015 for the December 31, 2014 fourth-quarter and full-year results and announcement of the new share repurchase program. The Corporation’s Board of Directors authorized a maximum of 20 million shares to be repurchased under the program.  The program does not have an expiration date.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated August 7, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2015

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated August 7, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase