Form 10-Q
period 2015-09-30
MARTIN MARIETTA MATERIALS INC
filed 2015-11-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2015
Common Stock, $0.01 par value	66,140,560

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$436,429	$108,651	$73,597
Accounts receivable, net	577,424	421,001	523,928
Inventories, net	464,525	484,919	475,293
Current deferred income tax benefits	125,633	244,638	90,136
Other current assets	37,960	29,607	49,844
Total Current Assets	1,641,971	1,288,816	1,212,798

Property, plant and equipment	5,488,744	5,691,676	5,624,761
Allowances for depreciation, depletion and amortization	(2,415,210)	(2,288,906)	(2,246,810)
Net property, plant and equipment	3,073,534	3,402,770	3,377,951
Goodwill	2,065,644	2,068,799	2,043,320
Operating permits, net	445,855	499,487	501,734
Other intangibles, net	65,556	95,718	97,488
Other noncurrent assets	145,888	108,802	105,567
Total Assets	$7,438,448	$7,464,392	$7,338,858

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$183	$—
Accounts payable	226,837	202,476	230,206
Accrued salaries, benefits and payroll taxes	30,529	36,576	54,062
Pension and postretirement benefits	8,359	6,953	7,351
Accrued insurance and other taxes	70,509	58,356	70,653
Current maturities of long-term debt and short-term facilities	147,536	14,336	14,331
Accrued interest	22,414	16,136	22,317
Other current liabilities	69,208	61,632	38,078
Total Current Liabilities	575,392	396,648	436,998

Long-term debt	1,557,616	1,571,059	1,603,944
Pension, postretirement and postemployment benefits	229,042	249,333	144,077
Noncurrent deferred income taxes	665,712	734,583	633,951
Other noncurrent liabilities	158,106	160,021	144,275
Total Liabilities	3,185,868	3,111,644	2,963,245

Equity:
Common stock, par value $0.01 per share	660	671	671
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,283,200	3,243,619	3,239,709
Accumulated other comprehensive loss	(112,742)	(106,159)	(43,281)
Retained earnings	1,079,764	1,213,035	1,176,121
Total Shareholders' Equity	4,250,882	4,351,166	4,373,220
Noncontrolling interests	1,698	1,582	2,393
Total Equity	4,252,580	4,352,748	4,375,613
Total Liabilities and Equity	$7,438,448	$7,464,392	$7,338,858

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
	(Unaudited)		(Unaudited)
Net Sales	$1,005,218	$917,942	$2,487,342	$1,899,557
Freight and delivery revenues	77,031	85,781	207,672	202,021
Total revenues	1,082,249	1,003,723	2,695,014	2,101,578

Cost of sales	742,713	722,349	1,950,424	1,542,527
Freight and delivery costs	77,031	85,781	207,672	202,021
Total cost of revenues	819,744	808,130	2,158,096	1,744,548

Gross Profit	262,505	195,593	536,918	357,030

Selling, general & administrative expenses	54,887	48,427	161,120	119,239
Acquisition-related expenses, net	2,087	26,118	5,783	41,178
Other operating expenses, net	26,033	5,092	27,963	313
Earnings from Operations	179,498	115,956	342,052	196,300

Interest expense	18,926	19,805	57,344	44,954
Other nonoperating (income) and expenses, net	(4,489)	(1,841)	(6,607)	1,330
Earnings from continuing operations before taxes on income	165,061	97,992	291,315	150,016
Taxes on income	47,483	44,089	85,600	59,571
Earnings from Continuing Operations	117,578	53,903	205,715	90,445
Loss on discontinued operations, net of related tax benefit of $28 and $53, respectively	—	(69)	—	(140)
Consolidated net earnings	117,578	53,834	205,715	90,305
Less: Net earnings (loss) attributable to noncontrolling interests	34	91	108	(1,341)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$117,544	$53,743	$205,607	$91,646

Net Earnings (Loss) Attributable to Martin Marietta Materials, Inc.:
Earnings from continuing operations	$117,544	$53,812	$205,607	$91,786
Loss from discontinued operations	—	(69)	—	(140)
	$117,544	$53,743	$205,607	$91,646

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$117,616	$52,603	$199,024	$92,479
Earnings (Loss) attributable to noncontrolling interests	37	93	116	(1,337)
	$117,653	$52,696	$199,140	$91,142
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$1.75	$0.80	$3.05	$1.71
Discontinued operations attributable to common shareholders	—	—	—	—
	$1.75	$0.80	$3.05	$1.71

Diluted from continuing operations attributable to common shareholders	$1.74	$0.79	$3.03	$1.70
Discontinued operations attributable to common shareholders	—	—	—	—
	$1.74	$0.79	$3.03	$1.70
Weighted-Average Common Shares Outstanding:
Basic	66,830	67,086	67,203	53,342
Diluted	67,108	67,495	67,470	53,559

Cash Dividends Per Common Share	$0.40	$0.40	$1.20	$1.20

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Consolidated net earnings	$205,715	$90,305
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	199,935	154,079
Stock-based compensation expense	10,722	6,381
Loss (gain) on divestitures and sales of assets	27,568	(47,815)
Deferred income taxes	43,286	44,970
Excess tax benefits from stock-based compensation transactions	—	(2,354)
Other items, net	(6,554)	1,766
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(155,054)	(120,139)
Inventories, net	(17,650)	1,283
Accounts payable	22,186	26,515
Other assets and liabilities, net	(10,575)	46,637
Net Cash Provided by Operating Activities	319,579	201,628

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(212,447)	(138,570)
Acquisitions, net	(10,748)	(174)
Cash received in acquisition	—	59,887
Proceeds from divestitures and sales of assets	422,045	113,158
Repayments from affiliate	1,808	850
Payment of railcar construction advances	(25,341)	(14,513)
Reimbursement of railcar construction advances	25,234	14,513
Net Cash Provided by Investing Activities	200,551	35,151

Cash Flows from Financing Activities:
Borrowings of long-term debt	230,000	868,762
Repayments of long-term debt	(111,384)	(1,024,052)
Payments on capital lease obligations	(5,784)	(2,177)
Debt issuance costs	—	(2,402)
Change in bank overdraft	(183)	(2,556)
Dividends paid	(81,219)	(64,263)
Purchase of remaining interest in existing subsidiaries	—	(19,480)
Issuances of common stock	33,892	38,195
Repurchases of common stock	(257,674)	—
Excess tax benefits from stock-based compensation transactions	—	2,354
Net Cash Used for Financing Activities	(192,352)	(205,619)
Net Increase in Cash and Cash Equivalents	327,778	31,160
Cash and Cash Equivalents, beginning of period	108,651	42,437
Cash and Cash Equivalents, end of period	$436,429	$73,597
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$47,069	$56,162
Cash paid for income taxes	$30,896	$6,011

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF TOTAL EQUITY
(Unaudited)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	67,293	$671	$3,243,619	$(106,159)	$1,213,035	$4,351,166	$1,582	$4,352,748
Consolidated net earnings	—	—	—	—	205,607	205,607	108	205,715
Other comprehensive (loss) earnings, net of tax	—	—	—	(6,583)	—	(6,583)	8	(6,575)
Dividends declared	—	—	—	—	(81,219)	(81,219)	—	(81,219)
Issuances of common stock for stock award plans	434	4	28,859	—	—	28,863	—	28,863
Repurchases of common stock	(1,587)	(15)	—	—	(257,659)	(257,674)	—	(257,674)
Stock-based compensation expense	—	—	10,722	—	—	10,722	—	10,722
Balance at September 30, 2015	66,140	$660	$3,283,200	$(112,742)	$1,079,764	$4,250,882	$1,698	$4,252,580

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is engaged principally in the construction aggregates business. The aggregates product line accounted for 58% of 2014 consolidated net sales and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s aggregates-related downstream product lines, which accounted for 25% of 2014 consolidated net sales and include asphalt products, ready mixed concrete and road paving construction services, are sold and shipped from a network of more than 400 quarries, distribution facilities and plants in 26 states, Canada, the Bahamas and the Caribbean Islands. The aggregates and aggregates-related downstream product lines are reported collectively as the “Aggregates business”.

The Corporation currently conducts the Aggregates business through three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

The Corporation has a Cement segment, which was acquired July 1, 2014 and accounted for 8% of 2014 consolidated net sales.  The Cement segment has production facilities located in Midlothian, Texas, south of Dallas/Fort Worth and Hunter, Texas, south of San Antonio.  The cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The high calcium limestone reserves used as a raw material are a part of owned property adjacent to each of the plants.

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

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2015 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue Recognition Standard

The FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective January 1, 2018 and can be applied on a full retrospective or modified retrospective approach. The Corporation is currently evaluating the impact of the provisions of the new standard, and at this time does not expect the impact to be material to its consolidated results of operations.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$117,544	$53,743	$205,607	$91,646
Other comprehensive earnings (loss), net of tax	72	(1,140)	(6,583)	833
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$117,616	$52,603	$199,024	$92,479

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

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

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive earnings (loss) attributable to noncontrolling interests, consisting of net earnings or loss and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$34	$91	$108	$(1,341)
Other comprehensive earnings, net of tax	3	2	8	4
Comprehensive earnings (loss) attributable to noncontrolling interests	$37	$93	$116	$(1,337)

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

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended September 30, 2015
Balance at beginning of period	$(111,663)	$1,219	$(2,370)	$(112,814)
Other comprehensive loss before reclassifications, net of tax	—	(1,757)	—	(1,757)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,636	—	193	1,829
Other comprehensive earnings (loss), net of tax	1,636	(1,757)	193	72
Balance at end of period	$(110,027)	$(538)	$(2,177)	$(112,742)

	Three Months Ended September 30, 2014
Balance at beginning of period	$(44,685)	$5,658	$(3,114)	$(42,141)
Other comprehensive loss before reclassifications, net of tax	—	(1,466)	—	(1,466)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	146	—	180	326
Other comprehensive earnings (loss), net of tax	146	(1,466)	180	(1,140)
Balance at end of period	$(44,539)	$4,192	$(2,934)	$(43,281)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Nine Months Ended September 30, 2015
Balance at beginning of period	$(106,688)	$3,278	$(2,749)	$(106,159)
Other comprehensive loss before reclassifications, net of tax	(10,845)	(3,816)	—	(14,661)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	7,506	—	572	8,078
Other comprehensive (loss) earnings, net of tax	(3,339)	(3,816)	572	(6,583)
Balance at end of period	$(110,027)	$(538)	$(2,177)	$(112,742)

	Nine Months Ended September 30, 2014
Balance at beginning of period	$(44,549)	$3,902	$(3,467)	$(44,114)
Other comprehensive (loss) earnings before reclassifications, net of tax	(431)	290	—	(141)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	441	—	533	974
Other comprehensive earnings, net of tax	10	290	533	833
Balance at end of period	$(44,539)	$4,192	$(2,934)	$(43,281)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $6,793,000 and $280,000 for the nine months ended September 30, 2015 and 2014, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended September 30, 2015
Balance at beginning of period	$71,625	$1,554	$73,179
Tax effect of other comprehensive earnings	(1,042)	(125)	(1,167)
Balance at end of period	$70,583	$1,429	$72,012

	Three Months Ended September 30, 2014
Balance at beginning of period	$29,287	$2,039	$31,326
Tax effect of other comprehensive earnings	(96)	(120)	(216)
Balance at end of period	$29,191	$1,919	$31,110

	Nine Months Ended September 30, 2015
Balance at beginning of period	$68,568	$1,799	$70,367
Tax effect of other comprehensive earnings	2,015	(370)	1,645
Balance at end of period	$70,583	$1,429	$72,012

	Nine Months Ended September 30, 2014
Balance at beginning of period	$29,198	$2,269	$31,467
Tax effect of other comprehensive earnings	(7)	(350)	(357)
Balance at end of period	$29,191	$1,919	$31,110

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings and
	2015	2014	2015	2014	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(468)	$(703)	$(1,407)	$(2,107)
Actuarial loss	3,146	945	13,691	2,835
	2,678	242	12,284	728	Cost of sales; Selling, general and administrative expenses
Tax benefit	(1,042)	(96)	(4,778)	(287)	Taxes on income
	$1,636	$146	$7,506	$441

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$318	$300	$942	$883	Interest expense
Tax benefit	(125)	(120)	(370)	(350)	Taxes on income
	$193	$180	$572	$533

Earnings per Common Share

The numerator for basic and diluted earnings (loss) per common share is net earnings/loss from continuing operations attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to the Corporation’s unvested restricted stock awards and incentive stock awards. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2015 and 2014, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share (continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$117,544	$53,812	$205,607	$91,786
Less: Distributed and undistributed earnings attributable to unvested awards	479	213	897	372
Basic and diluted net earnings available to common shareholders from continuing operations attributable to Martin Marietta Materials, Inc.	117,065	53,599	204,710	91,414
Basic and diluted net loss available to common shareholders from discontinued operations	—	(69)	—	(140)
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$117,065	$53,530	$204,710	$91,274

Basic weighted-average common shares outstanding	66,830	67,086	67,203	53,342
Effect of dilutive employee and director awards	278	409	267	217
Diluted weighted-average common shares outstanding	67,108	67,495	67,470	53,559

2.	Business Combinations and Dispositions

The Corporation acquired Texas Industries, Inc. (“TXI”) on July 1, 2014.  For the three and nine months ended September 30, 2015, net sales of $290,918,000 and $736,450,000, respectively, and earnings from operations of $19,698,000 and $53,635,000, respectively, were attributable to TXI operations and are included in the Corporation’s consolidated statements of earnings and comprehensive earnings. Earnings from operations for the three and nine months ended September 30, 2015 reflect the loss and expenses related to the sale of the California cement operations.  Please see “Disposition of Assets” in this footnote for further details on the disposition.  For the three months ended September 30, 2014, net sales and earnings from operations, excluding termination benefit charges included in other operating expenses, net, attributable to TXI operations were $273,573,000 and $18,755,000, respectively.

Acquisition and integration expenses associated with TXI were $1,663,000 and $5,259,000 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, acquisition and integration expenses associated with TXI were $73,968,000 and $88,959,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Business Combinations and Dispositions (continued)

Unaudited Pro Forma Financial Information

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

The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the earliest period presented.

Nine Months Ended
September 30, 2014
(Dollars in Thousands)
Net sales	$2,309,104
Earnings from continuing operations attributable to controlling interest	$84,267

Disposition of Assets

On September 30, 2015, the Corporation disposed of its California cement operations, which were reported in the Cement segment.  These operations were not in close proximity to other core assets of the Corporation and, unlike other marketplace competitors, were not vertically integrated with ready mixed concrete production.

The divestiture primarily included a cement plant, two distribution terminals, mobile equipment, intangible assets and inventory.  In accordance with the asset purchase agreement, the liabilities assumed by the purchaser included asset retirement obligations.  The Corporation received proceeds of $420,000,000 and recognized a loss of $25,106,000 on the sale, inclusive of transaction-related accruals, and other disposal-related expenses of $4,782,000, of which $3,603,000 was expensed in the three months ending September 30, 2015 and the remaining portion of the expenses was recognized in the quarter ended June 30, 2015.  The loss and related expenses are included in other operating expenses, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	(Dollars in Thousands)
	Mid-America	Southeast	West
	Group	Group	Group	Cement	Total
	Nine Months Ended September 30, 2015
Balance at January 1, 2015	$282,117	$50,346	$852,436	$883,900	$2,068,799
Adjustments to purchase price allocations	—	—	15,538	(18,634)	(3,096)
Acquisitions	—	—	655	—	655
Divestitures	(714)	—	—	—	(714)
Balance at September 30, 2015	$281,403	$50,346	$868,629	$865,266	$2,065,644

4.	Inventories, Net

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Dollars in Thousands)
Finished products	$420,027	$413,766	$397,684
Products in process and raw materials	59,005	65,250	58,678
Supplies and expendable parts	108,759	125,092	127,319
	587,791	604,108	583,681
Less: Allowances	(123,266)	(119,189)	(108,388)
Total	$464,525	$484,919	$475,293

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,305	$299,123	$299,063
7% Debentures, due 2025	124,524	124,500	124,493
6.25% Senior Notes, due 2037	228,213	228,184	228,175
4.25 % Senior Notes, due 2024	395,614	395,309	395,211
Floating Rate Notes, due 2017, interest rate of 1.38%, 1.33% and 1.34% at September 30, 2015, December 31, 2014 and September 30, 2014, respectively	299,251	298,869	298,760
Term Loan Facility, due 2018, interest rate of 1.72% at September 30, 2015; 1.67% at December 31, 2014; and 1.65% at September 30, 2014	227,121	236,258	239,304
Trade Receivable Facility, interest rate of 0.90% and 0.76% at September 30, 3015 and 2014, respectively	130,000	—	30,000
Other notes	1,124	3,152	3,269
Total debt	1,705,152	1,585,395	1,618,275
Less: Current maturities	(147,536)	(14,336)	(14,331)
Long-term debt	$1,557,616	$1,571,059	$1,603,944

The Corporation, through a wholly-owned special purpose subsidiary, has a $250,000,000 trade receivable securitization facility (the “Trade Receivable Facility”), which matures on September 30, 2016.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A. and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, of $517,404,000, $369,575,000 and $477,535,000 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  These receivables are originated by the Corporation and then sold to the wholly-owned special purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.7% and are limited to the lesser of the facility limit or the borrowing base, as defined, of $425,733,000, $313,428,000 and $405,904,000 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

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

In 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000 and any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000. The Corporation was in compliance with this Ratio at September 30, 2015.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At September 30, 2015, December 31, 2014 and September 30, 2014, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and nine months ended September 30, 2015, the Corporation recognized $318,000 and $942,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2014, the Corporation recognized $300,000 and $883,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,200,000 until the maturity of the 6.6% Senior Notes in 2018.

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

FORM 10-Q

For the Quarter Ended September 30, 2015

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

Notes receivable are not publicly traded. Management estimates that the fair value of notes receivable approximates the carrying amount due to the short-term nature of the receivables.

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

The carrying values and fair values of the Corporation’s long-term debt were $1,705,152,000 and $1,781,152,000, respectively, at September 30, 2015; $1,585,395,000 and $1,680,584,000, respectively, at December 31, 2014; and $1,618,275,000 and $1,707,920,000, respectively, at September 30, 2014. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The fair value of the Notes was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments. The estimated fair value of other borrowings, which primarily represents variable-rate debt, approximates its carrying amount as the interest rates reset periodically.

7.	Income Taxes

	September 30,
	2015	2014
Estimated effective income tax rate:
Continuing operations	29.4%	39.7%
Consolidated overall	29.4%	39.7%

The Corporation’s effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction. The prior year rate reflects the impact of acquisition-related expenses, net, which includes the gain on the required divestiture.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

As of September 30, 2015, the Corporation recorded a $3,176,000 valuation reserve for certain state net operating loss carry forwards, which was driven by the sale of the California cement operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in Thousands)
Service cost	$5,752	$4,996	$34	$57
Interest cost	8,287	7,979	232	302
Expected return on assets	(9,095)	(8,627)	—	—
Amortization of:
Prior service cost (credit)	106	111	(574)	(814)
Actuarial loss (gain)	3,223	1,011	(77)	(66)
Special termination benefit	382	13,680	—	—
Net periodic benefit cost (credit)	$8,655	$19,150	$(385)	$(521)

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in Thousands)
Service cost	$17,257	$12,129	$103	$150
Interest cost	24,863	20,952	696	861
Expected return on assets	(27,285)	(24,030)	—	—
Amortization of:
Prior service cost (credit)	317	334	(1,724)	(2,441)
Actuarial loss (gain)	13,923	3,034	(232)	(199)
Special termination benefit	1,844	13,680	—	—
Net periodic benefit cost (credit)	$30,919	$26,099	$(1,157)	$(1,629)

The Corporation currently estimates that it will contribute $53,725,000 to its pension and SERP plans in 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

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

In 2013, the Corporation loaned $3,402,000 to this unconsolidated affiliate to repay in full the outstanding balance of the affiliate’s loan with Bank of America, N.A. in 2013 and entered into a loan agreement with the affiliate for monthly repayment of principal and interest of that loan amount. The loan was repaid in full during first quarter 2015.  As of December 31, 2014 and September 30, 2014, the amounts due from the affiliate related to this loan was $1,808,000 and $1,605,000, respectively.

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of September 30, 2015, December 31, 2014 and September 30, 2014.

Employees

Approximately 10% of the Corporation’s employees are represented by a labor union.  All such employees are hourly employees.  The Corporation maintains collective bargaining agreements relating to the union employees with the Aggregates business and Magnesia Specialties segments.  For the Magnesia Specialties segment located in Manistee, Michigan and Woodville, Ohio, 100% of its hourly employees are represented by labor unions. The Manistee collective bargaining agreement expires in August 2019, and the Woodville collective bargaining agreement expires in May 2018.

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

FORM 10-Q

For the Quarter Ended September 30, 2015

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$289,735	$271,096	$688,217	$627,331
Southeast Group	82,949	73,217	229,144	208,205
West Group	531,256	479,323	1,263,063	956,921
Total Aggregates Business	903,940	823,636	2,180,424	1,792,457
Cement	116,135	115,743	324,134	115,743
Magnesia Specialties	62,174	64,344	190,456	193,378
Total	$1,082,249	$1,003,723	$2,695,014	$2,101,578

Net sales:
Mid-America Group	$265,653	$244,309	$632,772	$569,545
Southeast Group	78,283	68,042	214,536	194,148
West Group	493,505	437,398	1,156,075	848,402
Total Aggregates Business	837,441	749,749	2,003,383	1,612,095
Cement	110,519	109,521	307,489	109,521
Magnesia Specialties	57,258	58,672	176,470	177,941
Total	$1,005,218	$917,942	$2,487,342	$1,899,557

Earnings (Loss) from operations:
Mid-America Group	$85,693	$71,185	$148,385	$116,703
Southeast Group	7,576	329	10,845	(7,084)
West Group	87,525	92,115	151,201	125,069
Total Aggregates Business	180,794	163,629	310,431	234,688
Cement	2,758	18,278	37,455	18,278
Magnesia Specialties	16,996	17,697	53,537	54,976
Corporate	(21,050)	(83,648)	(59,371)	(111,642)
Total	$179,498	$115,956	$342,052	$196,300

For the three and nine months ended September 30, 2014, earnings from operations for the West Group reflect $40,756,000 of nonrecurring earnings, net.  For the three and nine months ended September 30, 2015, earnings from operations for the Cement segment include the loss on the sale of the California cement operations and other related expenses, net, of $28,709,000 and $29,888,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Business Segments (continued)

Cement intersegment sales, which are to the ready mixed concrete product line in the West Group, were $25,349,000 and $64,304,000 for the three and nine months ended September 30, 2015. Cement intersegment sales were $22,061,000 for the three months ended September 30, 2014. The Cement business was acquired July 1, 2014.

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Dollars in Thousands)
Assets employed:
Mid-America Group	$1,347,706	$1,290,833	$1,313,472
Southeast Group	597,018	604,044	604,261
West Group	2,659,024	2,444,400	1,897,626
Total Aggregates Business	4,603,748	4,339,277	3,815,359
Cement	1,973,686	2,451,799	3,038,802
Magnesia Specialties	147,217	150,359	150,068
Corporate	713,797	522,957	334,629
Total	$7,438,448	$7,464,392	$7,338,858

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

FORM 10-Q

For the Quarter Ended September 30, 2015

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net sales:
Aggregates	$529,993	$478,834	$1,343,821	$1,164,692
Asphalt	26,817	26,873	55,358	59,998
Ready Mixed Concrete	209,608	183,715	486,931	274,103
Road Paving	71,023	60,327	117,273	113,302
Total Aggregates Business	837,441	749,749	2,003,383	1,612,095
Cement	110,519	109,521	307,489	109,521
Magnesia Specialties	57,258	58,672	176,470	177,941
Total	$1,005,218	$917,942	$2,487,342	$1,899,557

Gross profit (loss):
Aggregates	$166,166	$119,277	$344,857	$229,471
Asphalt	10,794	7,356	13,644	10,799
Ready Mixed Concrete	23,557	18,628	34,981	28,554
Road Paving	11,263	6,897	11,529	2,665
Total Aggregates Business	211,780	152,158	405,011	271,489
Cement	38,244	24,194	87,642	24,194
Magnesia Specialties	19,391	20,043	60,793	62,192
Corporate	(6,910)	(802)	(16,528)	(845)
Total	$262,505	$195,593	$536,918	$357,030

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Other current and noncurrent assets	$(4,579)	$3,998
Accrued salaries, benefits and payroll taxes	(11,829)	27,911
Accrued insurance and other taxes	12,152	10,510
Accrued income taxes	13,143	7,096
Accrued pension, postretirement and postemployment benefits	(24,232)	(2,136)
Other current and noncurrent liabilities	4,770	(742)
	$(10,575)	$46,637

The change in accrued salaries, benefits and payroll taxes in 2015 is primarily attributable to payments of severance expense.  The change in accrued pension, postretirement and postemployment benefits in 2015 is predominately due to increased plan contributions.

Noncash investing and financing activities are as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$1,445	$7,788
Acquisition of land through seller financing	—	1,500
Acquisition of assets through asset exchange	5,000	2,091
Acquisition of TXI assets and liabilities assumed through issuances of common stock and options	—	2,691,986

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is a leading supplier of aggregates products (crushed stone, sand and gravel) and heavy building materials for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural and chemical grade stone used in environmental applications. The Corporation’s annual consolidated net sales and operating earnings are predominately derived from its Aggregates business, which mines, processes and sells granite, limestone, sand, gravel and other aggregates-related downstream products, including asphalt, ready mixed concrete and road paving construction services for use in all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses. The Aggregates business shipped and delivered aggregates, asphalt products and ready mixed concrete from a network of more than 400 quarries, underground mines, distribution facilities and plants in 26 states, Canada, the Bahamas and the Caribbean Islands. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, agricultural, utility and environmental industries.

The Corporation currently conducts its Aggregates business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Primary Product Lines	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel), asphalt, ready mixed concrete and road paving

Primary Types of Aggregates Locations	Quarries and Distribution Facilities	Quarries and Distribution Facilities	Quarries, Plants and Distribution Facilities

Primary Modes of Transportation for Aggregates Product Line	Truck and Rail	Truck, Rail and Water	Truck and Rail

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The Cement business produces Portland and specialty cements, such as masonry and oil well cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The production facilities are located in Midlothian, Texas, south of Dallas/Fort Worth and Hunter, Texas, between Austin and San Antonio. The limestone reserves used as a raw material are located on property, owned by the Corporation, adjacent to each of the plants. In addition to the manufacturing facilities, the Corporation operates three cement distribution terminals. On September 30, 2015, the Corporation sold its California cement operations.

The Corporation also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014. There were no changes to the Corporation’s critical accounting policies during the nine months ended September 30, 2015.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects results from continuing operations and is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2015 and 2014 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Consolidated Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Gross profit	$262,505	$195,593	$536,918	$357,030
Total revenues	$1,082,249	$1,003,723	$2,695,014	$2,101,578
Gross margin	24.3%	19.5%	19.9%	17.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Consolidated Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Gross profit	$262,505	$195,593	$536,918	$357,030
Total revenues	$1,082,249	$1,003,723	$2,695,014	$2,101,578
Less: Freight and delivery revenues	(77,031)	(85,781)	(207,672)	(202,021)
Net sales	$1,005,218	$917,942	$2,487,342	$1,899,557
Gross margin excluding freight and delivery revenues	26.1%	21.3%	21.6%	18.8%

Consolidated Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Earnings from operations	$179,498	$115,956	$342,052	$196,300
Total revenues	$1,082,249	$1,003,723	$2,695,014	$2,101,578
Operating margin	16.6%	11.6%	12.7%	9.3%

Consolidated Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Earnings from operations	$179,498	$115,956	$342,052	$196,300
Total revenues	$1,082,249	$1,003,723	$2,695,014	$2,101,578
Less: Freight and delivery revenues	(77,031)	(85,781)	(207,672)	(202,021)
Net sales	$1,005,218	$917,942	$2,487,342	$1,899,557
Operating margin excluding freight and delivery revenues	17.9%	12.6%	13.8%	10.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Cement Business Gross Margin in Accordance with Generally Accepted Accounting Principle

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Gross profit	$38,244	$24,194
Total revenues	$116,135	$115,743
Gross margin	32.9%	20.9%

Cement Business Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Gross profit	$38,244	$24,194
Total revenues	$116,135	$115,743
Less: Freight and delivery revenues	(5,616)	(6,222)
Net sales	$110,519	$109,521
Gross margin excluding freight and delivery revenues	34.6%	22.1%

The earnings per diluted share impact of acquisition-related expenses, net, related to the TXI acquisition, represents a non-GAAP measure.  It is presented for investors and analysts to evaluate and forecast the Corporation’s ongoing financial results, as acquisition-related expenses, net, related to TXI are nonrecurring.

The following shows the calculation of the impact of acquisition-related expenses, net, related to the combination with TXI on the loss per diluted share for the three and nine months ended September 30, 2014 (in thousands except per share data).

	Three Months	Nine Months
	Ended	Ended
Acquisition-related expenses, net, related to the business combination with TXI	$26,064	$41,055
Income tax expense	11,539	7,462
After-tax impact of acquisition-related expenses, net, related to the business combination with TXI	$37,603	$48,517
Diluted average number of common shares outstanding	67,495	53,559
Per diluted share impact of acquisition-related expenses, net, related to the business combination with TXI	$(0.56)	$(0.91)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The following shows the calculation of the earnings per diluted share impact of selling acquired inventory due to the markup to fair value as part of accounting for the TXI acquisition for the three and nine months ended September 30, 2014:

	Three Months	Nine Months
	Ended	Ended
Earnings impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	$(10,873)	$(10,873)
Income tax benefit	4,018	4,018
After-tax impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	$(6,855)	$(6,855)
Diluted weighted average number of common shares outstanding	67,495	53,559
Per diluted share impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	$(0.10)	$(0.13)

The following shows the calculation of the total earnings per diluted share impact of the acquisition-related expenses, net, and the inventory markup related to the TXI business combination:

	Three Months	Nine Months
	Ended	Ended
Earnings per diluted share in accordance with generally accepted accounting principles for the period ended September 30, 2014	$0.79	$1.70
Acquisition-related expenses, net impact	0.56	0.91
Inventory markup impact	0.10	0.13
Adjusted earnings per diluted share for the period ended September 30, 2014	$1.45	$2.74

The following reconciles earnings from operations as reported to adjusted earnings from operations, which excludes acquisition-related expenses, net, and the impact of selling acquired inventory marked up to fair value at the acquisition date for the quarter ended September 30, 2014 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
Earnings from operations, as reported	$115,956	$196,300
Acquisition-related expenses, net, related to the business combination with TXI	26,118	41,055
Impact of selling acquired inventory due to markup to fair value as part of accounting for the TXI acquisition	10,873	10,873
Adjusted earnings from operations	$152,947	$248,228

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Incremental gross margin (excluding freight and delivery revenues) is a non-GAAP measure.  The Corporation presents this metric to enhance analysts’ and investors’ understanding of the impact of increased net sales on profitability.  The following shows the calculation of incremental gross margin (excluding freight and delivery revenues) for the consolidated business and the Aggregates business for the quarter ended September 30, 2015 (dollars in thousands).

Consolidated business net sales for the quarter ended September 30, 2015	$1,005,218
Consolidated business net sales for the quarter ended September 30, 2014	917,942
Incremental net sales	$87,276

Consolidated gross profit for the quarter ended September 30, 2015	$262,505
Consolidated gross profit for the quarter ended September 30, 2014	195,593
Incremental gross profit	$66,912

Consolidated incremental gross margin (excluding freight and delivery revenues) for quarter ended September 30, 2015	76.7%

Aggregates business net sales for the quarter ended September 30, 2015	$837,441
Aggregates business net sales for the quarter ended September 30, 2014	749,749
Incremental net sales	$87,692

Aggregates business gross profit for the quarter ended September 30, 2015	$211,780
Aggregates business gross profit for the quarter ended September 30, 2014	152,158
Incremental gross profit	$59,622

Aggregates business incremental gross margin (excluding freight and delivery revenues) for quarter ended September 30, 2015	68.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The Corporation presents the earnings per diluted share impact and operating earnings impact of the loss on the sale of the California cement operations, including related expenses.  This non-GAAP measure is presented for investors and analysts to evaluate and forecast the Corporation’s ongoing financial results, as the loss on the divestiture and related expenses is nonrecurring.

The following shows the calculation of the impact of the loss on the sale of the California cement operations and other related expenses on earnings per diluted share for the three and nine months ended September 30, 2015 (in thousands except per share data):

	Three Months	Nine Months
	Ended	Ended
Loss on the sale of the California cement operations and other related expenses	$28,709	$29,888
Income tax benefit	(11,856)	(12,227)
After-tax impact of the loss on the sale of the California cement operations and other related expenses	$16,853	$17,661
Diluted average number of common shares outstanding	67,108	67,470
Per diluted share impact of the loss on the sale of the California cement operations and other related expenses	$(0.25)	$(0.26)
Per diluted share impact of recording a valuation allowance for certain net operating loss carry forwards as a result of the sale of the California cement operations	(0.05)	(0.05)
Total per diluted share impact of the loss on the sale of the California cement operations and related expenses	$(0.30)	$(0.31)

The following shows the calculation of the impact of the loss on the sale of the California cement operations and related expenses on operating earnings for the three and nine months ended September 30, 2015 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
Earnings from operations, as reported	$179,498	$342,052
Loss on the sale of the California cement operations and other related expenses	28,709	29,888
Adjusted earnings from operations	$208,207	$371,940

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”) is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings or operating cash flow. Further, adjusted EBITDA excludes the impact of the loss on the sale of the California cement operations and other related expenses.

	Three Months	Nine Months
	Ended	Ended
Net Earnings Attributable to Martin Marietta Materials, Inc.	$117,544	$205,607
Add back:
Interest expense	18,926	57,344
Income tax expense for controlling interests	47,483	85,600
Depreciation, depletion and amortization expense	64,289	197,787
Consolidated EBITDA	$248,242	$546,338
Loss on the sale of California cement operations and other related expenses	28,709	29,888
Adjusted Consolidated EBITDA	$276,951	$576,226

Significant items for the quarter ended September 30, 2015 (unless noted, all comparisons are versus the prior-year quarter):

•	Record consolidated net sales of $1.0 billion compared with $917.9 million, an increase of 9.5%
•	Aggregates product line volume increase of 5.4%; aggregates product line price increase of 5.4%
•	Cement business net sales of $110.5 million and gross profit of $38.2 million
•	Magnesia Specialties net sales of $57.3 million and earnings from operations of $17.0 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 26.1%, an increase of 480 basis points
•	Consolidated selling, general and administrative expenses (“SG&A”) of $54.9 million, or 5.5% of net sales
•

Consolidated adjusted earnings from operations of $208.2 million (which excludes a $25.1 million loss on the sale of the California cement operations and an additional $3.6 million of related expenses) compared with $153.0 million (which excludes $37.0 million of one-time expenses related to the TXI acquisition); reported earnings from operations of $179.5 million compared with $116.0 million

•

Adjusted earnings per diluted share of $2.04 (which excludes the $0.30 per diluted share impact of the sale of the California cement operations and related expenses) compared with $1.45 (which excludes the $0.66 per diluted share impact of one-time net expenses related to the TXI acquisition); reported earnings per diluted share of $1.74 compared with $0.79

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2015 and 2014. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$264,624		$244,309
Southeast Group	78,283		68,042
West Group	312,005		273,346
Total Heritage Aggregates Business	654,912	100.0	585,697	100.0
Magnesia Specialties	57,258	100.0	58,672	100.0
Total Heritage Consolidated	712,170	100.0	644,369	100.0
Acquisitions:
Aggregates Business – Mid-America Group	1,029	100.0	—	—
Aggregates Business – West Group	181,500	100.0	164,052	100.0
Cement	110,519	100.0	109,521	100.0
Total Acquisitions	293,048	100.0	273,573	100.0
Total	$1,005,218	100.0	$917,942	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$96,978	36.6	$82,929	33.9
Southeast Group	11,468	14.6	4,650	6.8
West Group	78,822	25.3	54,596	20.0
Total Heritage Aggregates Business	187,268	28.6	142,175	24.3
Magnesia Specialties	19,391	33.9	20,043	34.2
Corporate	(6,537)	—	(248)	—
Total Heritage Consolidated	200,122	28.1	161,970	25.1
Acquisitions:
Aggregates Business – Mid-America Group	409	39.7	—	—
Aggregates Business – West Group	24,103	13.3	9,983	6.1
Cement	38,244	34.6	24,194	22.1
Corporate	(373)	—	(554)	—
Total Acquisitions	62,383	21.3	33,623	12.3
Total	$262,505	26.1	$195,593	21.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$12,937		$12,943
Southeast Group	4,515		4,436
West Group	11,832		10,814
Total Heritage Aggregates Business	29,284	4.5	28,193	4.8
Magnesia Specialties	2,351	4.1	2,379	4.1
Corporate	9,987	—	2,041	—
Total Heritage Consolidated	41,622	5.8	32,613	5.1
Acquisitions:
Aggregates Business – West Group	4,761	2.6	3,403	2.1
Cement	6,809	6.2	6,292	5.7
Corporate	1,695	—	6,119	—
Total Acquisitions	13,265	4.5	15,814	5.8
Total	$54,887	5.5	$48,427	5.3

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$85,284		$71,185
Southeast Group	7,576		329
West Group(1)	68,053		85,206
Total Heritage Aggregates Business	160,913	24.6	156,720	26.8
Magnesia Specialties	16,996	29.7	17,697	30.2
Corporate	(18,797)	—	(63,536)	—
Total Heritage Consolidated	159,112	22.3	110,881	17.2
Acquisitions:
Aggregates Business – Mid-America Group	409	39.7	—	—
Aggregates Business – West Group	19,472	10.7	6,909	4.2
Cement(2)	2,758	2.5	18,278	16.7
Corporate	(2,253)	—	(20,112)	—
Total Acquisitions	20,386	7.0	5,075	1.9
Total	$179,498	17.9	$115,956	12.6

(1) West Group results for the three months ended September 30, 2014 reflect $40,756,000 of nonrecurring earnings, net.

(2) Cement segment results for the three months ended September 30, 2015 include the loss on the sale of the California cement operations and related expenses of $28,709,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$484,396	$442,021
Asphalt	26,817	26,873
Ready Mixed Concrete	72,676	56,476
Road Paving	71,023	60,327
Total Heritage	654,912	585,697
Acquisitions	182,529	164,052
Total Aggregates Business	$837,441	$749,749

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended
	September 30, 2015
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	4.2%	4.1%
Southeast Group	9.1%	5.8%
West Group	5.3%	5.2%
Heritage Aggregates Operations(2)	5.2%	4.8%
Aggregates Product Line (3)	5.4%	5.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

	Three Months Ended
	September 30,
	2015	2014
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	21,842	20,971
Southeast Group	5,406	4,954
West Group	15,553	14,764
Heritage Aggregates Operations(2)	42,801	40,689
Acquisitions	4,720	4,419
Aggregates Product Line (3)	47,521	45,108

	Three Months Ended
	September 30,
	2015	2014
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	40,880	38,982
Internal tons used in other product lines	1,921	1,707
Total heritage aggregates tons	42,801	40,689

Acquisitions:
Tons to external customers	3,604	3,174
Internal tons used in other product lines	1,116	1,245
Total acquisition aggregates tons	4,720	4,419
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full fiscal year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Third-quarter results reflect the considerable earnings power resulting from the continued successful execution of management’s strategic plan and what is believed to be the beginnings of a construction-centric recovery in the Corporation’s geographic markets as evidenced by the growing demand for construction materials and favorable pricing that led to consolidated net sales of more than $1 billion, a milestone for the Corporation.  Continued focus on operational excellence and cost discipline enabled the Corporation to leverage those sales into a 480-basis-point increase in its gross margin, generating a consolidated incremental gross margin (excluding freight and delivery revenues) of 77%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Aggregates product line shipments to the infrastructure market comprised 43% of quarterly volumes and increased 5%. Each reportable group achieved an increase, led by growth of 8% in the West Group.  Major project activity in Texas, Florida, Georgia and North Carolina continues to accelerate, as states take increased responsibility for funding infrastructure investments.  In fact, highway awards for the trailing twelve months through July were at their highest level since 2000, despite federal funding being provided under a Congressional continuing resolution.  The provisions of the Moving Ahead for Progress in the 21st Century, or MAP-21, have been extended through November 20, 2015.  Management continues to anticipate that Congress will pass and the President will sign a new multi-year bill later this year.  Presently, relevant committees in both the House and Senate have proposed six-year bills that each provide increased funding levels serving to alleviate state-level uncertainty currently hampering the pace of construction activity; this is particularly relevant for rural construction markets.

The nonresidential market represented 30% of quarterly aggregates product line shipments and were relatively flat.  The light nonresidential component, which includes the commercial sector, increased in each reportable group and reported overall growth of 29%.  This improvement was offset by a decline in the heavy nonresidential component, which includes the industrial and energy sectors. Texas continues to lead the nation in nonresidential construction, with the benefits of multi-year, energy-related projects offsetting direct shipments to the shale fields that are currently lower due to reduced oil prices.  Notwithstanding the challenging commodity price environment, the Corporation continues to expect energy-related activity to remain strong, supported by more than $100 billion of planned projects along the Gulf Coast with a significant portion of these projects in Texas.  On a national scale, Florida, North Carolina and South Carolina each rank in the top fifteen in growth (based on dollars invested) in nonresidential construction.

The residential end-use market accounted for 18% of quarterly aggregates product line shipments, and volumes within this market increased 15%.  Nationally, residential starts increased 10% for the trailing twelve months ended September 2015.  Florida and Georgia each rank in the top five states for growth in total residential starts while Texas, Colorado, North Carolina and South Carolina each rank in the top ten states for single-family housing starts. Consistent with the National Association of Homebuilders latest market index in October, the Corporation continues to witness strong residential subdivision development in nearly all of its relevant markets.  The ChemRock/Rail market accounted for the remaining 9% of aggregates product line shipments.  Volumes to this end use increased 7%, attributable to higher ballast shipments.

The average per-ton selling price for the heritage aggregates product line was $11.62 and $11.09 for the three months ended September 30, 2015 and 2014, respectively.  Heritage aggregates product line pricing grew in all reportable groups, led by the 5.8% increase in the Southeast Group. The West Group and Mid-America Group reported increases of 5.2% and 4.1%, respectively, with notable improvement in Central and South Texas. Pricing trends reflect mid-year increases in certain markets.  The average per-ton selling price for the acquired aggregates product line was $13.02 and $11.83 for the three months ended September 30, 2015 and 2014, respectively. The acquired aggregates product line selling price reflects the impact of higher priced sand and gravel, as well as freight for tons sold through rail yards, which combined accounted for over 70% of shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The Corporation’s aggregates-related downstream product lines include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
September 30,
	2015	2014
Heritage:
Asphalt	$43.00/ton	$41.24/ton
Ready Mixed Concrete	$103.30/yd³	$94.72/yd³
Acquisitions:
Ready Mixed Concrete (4)	$95.65/yd³	$86.10/yd³

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	September 30,
	2015	2014
Asphalt Product Line (in thousands):
Tons to external customers	473	476
Internal tons used in road paving business	783	777
Total asphalt tons	1,256	1,253
Ready Mixed Concrete (in thousands of cubic yards):
Heritage	690	580
Acquisitions	1,421	1,466
Total cubic yards	2,111	2,046

The heritage ready mixed concrete product line reported a 19% increase in shipments and a 9% increase in average selling price, which led to a 29% increase in net sales and a gross margin expansion of 240-basis-points (excluding freight and delivery revenues).  For the quarter, the legacy TXI ready mixed concrete operations contributed $137 million of net sales, an increase of 8%. The hot mixed asphalt product line reported a slight increase in average selling price and $27 million of net sales.

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

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

During the first half of 2015, weather significantly affected the Corporation’s revenues and results of operations.  Namely, severe late winter weather in many markets and the wettest second quarter in Texas in recorded weather history, according to the National Oceanic and Atmospheric Administration (“NOAA”), resulted in the deferral of an estimated $115 million in net sales and $40 million to $50 million in deferred gross profit.  In late September/early October 2015, Hurricane Joaquin sat just offshore of the Bahamas for several days delivering flooding rains.  Across the southeastern United States, a separate Hurricane Joaquin-influenced weather system delivered torrential rains.  Notably, South Carolina, one of the Corporation’s top ten revenue states, experienced over 24 inches of rain over a period of five days.  The Corporation’s operations in South Carolina were significantly affected with one quarry in Columbia completely immersed and another operation damaged by earth movement.  However, these operations are shipping product out of inventory and continue to move materials by rail and offshore through the Corporation’s long-haul network.  The Corporation is self-insured for flood-related losses in its coastal markets and is unable to determine the extent of loss, if any, at this time.  Further, significant rainfall in Texas in late October has hampered production efficiencies.  Depending on the timing and extent of any weather disruptions, shipments may be delayed to later in the year or deferred until the following year.

Cement Business

The Cement business is benefitting from continued strength in Texas markets, where pricing advances are proving more impactful than near-term demand dynamics. Average selling price increased 16.3%, reflective of price increases over the past twelve months coupled with the impact of the expiration of legacy TXI cement contracts with below-market pricing.  The Corporation expects the remainder of the legacy TXI contracts to roll off by the end of the year. For the quarter, the business generated $110.5 million of net sales and $38.2 million of gross profit.  Third-quarter cement gross margin expanded 1,250 basis points to 34.6%, including $5.4 million in planned cement kiln maintenance costs, which are expected to double in the fourth quarter.

On September 30, 2015, the Corporation sold its California cement operations to CalPortland Cement Company for $420 million.  The Corporation recognized a $25.1 million loss on the sale and incurred an additional $3.6 million of related charges.

Average selling price per-ton for the cement operations for the three months ended September 30, 2015 and 2014 was $99.95 and $85.95, respectively.

Cement shipments for the three months ended September 30, 2015 were (tons in thousands):

	Three Months Ended
	September 30,
	2015	2014
Tons to external customers	1,081	1,272
Internal tons used in other product lines	256	253
Total cement tons	1,337	1,525

Over 70%, or 138,000 tons, of the decline in cement shipments during the quarter resulted from the sale of the California cement plant operations.  Upon announcement of the sale of those operations, as expected, certain

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

customers realigned their volumes to other suppliers.  Excluding the impact of the sale of the California cement operations, cement shipments declined 4% with half resulting from loss of direct shipments into the energy sector and half from the expiration of certain legacy TXI cement contracts, priced well below the then current market and the well-publicized introduction of new cement capacity in Texas.

The Portland Cement Association, or PCA, forecasts continued favorable supply/demand imbalance in Texas over the next several years.  Further, the PCA currently forecasts growth each year through 2019.

Magnesia Specialties Business

Magnesia Specialties continued to deliver strong performance and generated third-quarter net sales of $57.3 million and a gross margin (excluding freight and delivery revenues) of 33.9%.  Net sales reflect lower domestic steel production, which is down almost 8% year-to-date versus the comparable period of 2014. Third-quarter earnings from operations were $17.0 million compared with $17.7 million.

Consolidated Operating Results

Consolidated SG&A was 5.5% of net sales compared with 5.3% in the prior-year quarter. The increase reflects higher pension expenses in 2015. During the third quarter of 2015, the Corporation incurred a loss of $25.1 million on the sale of the California Cement business and $3.6 million of related expenses subsequent to the transaction.  Exclusive of these charges, earnings from operations for the quarter were $208.2 million compared with $153.0 million in the prior-year period, which excludes $37.0 million of nonrecurring TXI acquisition-related expenses, net.

Excluding discrete events, the 2015 estimated effective income tax rate for the year-to-date period was 30%, in line with annual guidance. Income tax expense for the third quarter includes a $3.2 million charge to reserve certain state net operating loss (“NOL”) carry forwards as a result of the California Cement business sale. For the year, the Corporation expects to utilize the $509 million remaining allowable NOL carry forwards acquired with TXI.  The Corporation will have fully utilized the approximately $530 million of NOL carry forwards one-year ahead of planned utilization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2014	$195,593
Heritage aggregates product line:
Volume strength	21,071
Pricing strength	21,856
Cost increases, net	(9,969)
Increase in heritage aggregates product line gross profit	32,958
Heritage aggregates-related downstream product lines	12,135
Acquired Aggregates business operations	14,529
Increase in Cement	14,050
Decrease in Magnesia Specialties	(652)
Decrease in Corporate	(6,108)
Increase in consolidated gross profit	66,912
Consolidated gross profit, quarter ended September 30, 2015	$262,505

Gross profit (loss) by business is as follows:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$151,922	$118,964
Asphalt	10,794	7,356
Ready Mixed Concrete	13,289	8,958
Road Paving	11,263	6,897
Total Aggregates Business	187,268	142,175
Magnesia Specialties	19,391	20,043
Corporate	(6,537)	(248)
Total Heritage	200,122	161,970
Acquisitions:
Aggregates	14,244	313
Ready Mixed Concrete	10,268	9,670
Cement	38,244	24,194
Corporate	(373)	(554)
Total Acquisitions	62,383	33,623
Total	$262,505	$195,593

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The consolidated heritage gross margin (excluding freight and delivery revenues) for the quarter was 28.1%, a 300-basis-point improvement compared with the prior-year quarter. The prior-year quarter gross profit was reduced by $10.9 million for the write up of inventory acquired with TXI to fair value at the acquisition date and subsequent sale during the three months ended September 30, 2014.  The decline in heritage Corporate gross profit is attributable to unfavorable charges related to fixed energy contracts where in the prior-year quarter, these contracts did not exist.

During the quarter, the Corporation incurred acquisition-related expenses of $2.1 million, which is in line with management’s expectations.  Earnings from operations for the quarter were $179.5 million compared with $116.0 million in the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was an expense of $26.0 million in 2015 and expense of $5.1 million in 2014. Third quarter 2015 reflects $28.7 million of loss and related expenses in connection with the sale of the California cement operations.

Other nonoperating income and expenses, net, includes foreign currency translation gains and losses, interest and other miscellaneous income and equity adjustments for nonconsolidated affiliates.  The $2.6 million increase in other nonoperating income, net, in 2015 primarily reflects higher earnings from nonconsolidated companies compared with 2014.

Income tax expense for the quarter ended September 30, 2015 includes $3.3 million to establish a valuation allowance for certain state NOL carry forwards as a result of the sale of the California cement operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Significant items for the nine months ended September 30, 2015 (unless noted, all comparisons are versus the prior-year period):

•	Consolidated net sales of $2.5 billion compared with $1.9 billion, an increase of 31%
•	Aggregates product line volume increase of 8.9%; aggregates product line price increase of 7.9%
o	Heritage aggregates produce line volume increase of 2.2%
•	Cement business net sales of $307.5 million and gross profit of $87.6 million
•	Magnesia Specialties net sales of $176.5 million and earnings from operations of $53.5 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 21.6%, an increase of 280 basis points
•	Consolidated SG&A of $161.1 million, or 6.5% of net sales
•

Consolidated adjusted earnings from operations of $371.9 million (which excludes a $25.1 million loss on the sale of the California cement operations and $4.8 million of related expenses) compared with $248.2 million (which excludes $51.9 million of one-time expenses related to the TXI acquisition); reported earnings from operations of $342.1 million compared to $196.3 million

•

Earnings per diluted share of $3.34 (which excludes the $0.31 per diluted share impact of the loss on the sale of the California cement operations and related expenses) compared with $2.74 (which excludes the $1.04 per diluted share impact of one-time net expenses related to the TXI acquisition and the impact of selling acquired inventory that was marked up to fair value at the acquisition date); reported earnings per diluted share of $3.03 compared to $1.70

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2015 and 2014. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$630,776		$569,545
Southeast Group	214,536		194,148
West Group	723,139		684,350
Total Heritage Aggregates Business	1,568,451	100.0	1,448,043	100.0
Magnesia Specialties	176,470	100.0	177,941	100.0
Total Heritage Consolidated	1,744,921	100.0	1,625,984	100.0
Acquisitions:
Aggregates Business – Mid-America Group	1,996	100.0	—	—
Aggregates Business – West Group	432,936	100.0	164,052	100.0
Cement	307,489	100.0	109,521	100.0
Total Acquisitions	742,421	100.0	273,573	100.0
Total	$2,487,342	100.0	$1,899,557	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$184,529	29.3	$149,975	26.3
Southeast Group	24,060	11.2	4,836	2.5
West Group	158,049	21.9	106,695	15.6
Total Heritage Aggregates Business	366,638	23.4	261,506	18.1
Magnesia Specialties	60,793	34.4	62,192	35.0
Corporate	(14,835)	—	(291)	—
Total Heritage Consolidated	412,596	23.6	323,407	19.9
Acquisitions:
Aggregates Business – Mid-America Group	179	9.0	—	—
Aggregates Business – West Group	38,192	8.8	9,983	6.1
Cement	87,644	28.5	24,194	22.1
Corporate	(1,693)	—	(554)	—
Total Acquisitions	124,322	16.7	33,623	12.3
Total	$536,918	21.6	$357,030	18.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$39,187		$39,068
Southeast Group	13,307		13,221
West Group	34,054		32,493
Total Heritage Aggregates Business	86,548	5.5	84,782	5.9
Magnesia Specialties	7,109	4.0	7,294	4.1
Corporate	28,649	—	11,349	—
Total Heritage Consolidated	122,306	7.0	103,425	6.4
Acquisitions:
Aggregates Business – West Group	14,303	3.3	3,403	2.1
Cement	20,131	6.5	6,292	5.7
Corporate	4,380	—	6,119	—
Total Acquisitions	38,814	5.2	15,814	5.8
Total	$161,120	6.5	$119,239	6.3

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$148,207		$116,703
Southeast Group	10,845		(7,084)
West Group(1)	126,854		118,160
Total Heritage Aggregates Business	285,906	18.2	227,779	15.7
Magnesia Specialties	53,537	30.3	54,976	30.9
Corporate	(51,924)	—	(91,530)	—
Total Heritage Consolidated	287,519	16.5	191,225	11.8
Acquisitions:
Aggregates Business – Mid-America Group	178	8.9	—	—
Aggregates Business – West Group	24,347	5.6	6,909	4.2
Cement(2)	37,455	12.2	18,278	16.7
Corporate	(7,447)	—	(20,112)	—
Total Acquisitions	54,533	7.3	5,075	1.9
Total	$342,052	13.8	$196,300	10.3
(1) West Group results for the nine months ended September 30, 2014 reflect $40,756,000 of nonrecurring earnings, net.

(2) Cement segment results for the nine months ended September 30, 2015 includes the loss on the sale of the California cement operations and related expenses of $29,888,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Net sales by product line for the Aggregates business are follows:

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$1,230,139	$1,127,879
Asphalt	55,358	59,998
Ready Mixed Concrete	165,681	146,864
Road Paving	117,273	113,302
Total Heritage	1,568,451	1,448,043
Acquisitions	434,932	164,052
Total Aggregates Business	$2,003,383	$1,612,095

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Nine Months Ended
	September 30, 2015
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	5.9%	4.6%
Southeast Group	6.0%	4.6%
West Group	(3.3)%	10.5%
Heritage Aggregates Operations(2)	2.2%	7.1%
Aggregates Product Line (3)	8.9%	7.9%

	Nine Months Ended
	September 30,
	2015	2014
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	50,991	48,147
Southeast Group	14,769	13,931
West Group	40,805	42,203
Heritage Aggregates Operations(2)	106,565	104,281
Acquisitions	11,855	4,419
Aggregates Product Line (3)	118,420	108,700

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

	Nine Months Ended
	September 30,
	2015	2014
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	102,359	100,117
Internal tons used in other product lines	4,206	4,164
Total heritage aggregates tons	106,565	104,281

Acquisitions:
Tons to external customers	8,968	3,174
Internal tons used in other product lines	2,887	1,245
Total acquisition aggregates tons	11,855	4,419
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full fiscal year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Shipments in the West Group for the prior year period include the three locations divested in the third quarter 2014.  The following table reflects volume variance and total shipments excluding the three divested locations from the prior year balances (tons in thousands).

	West Group	Aggregates Business
Reported heritage aggregates product line shipments for the nine months ended September 30, 2014	42,203	104,281
Less: aggregates product line shipments for three operations divested in third quarter of 2014	(2,301)	(2,301)
Adjusted heritage aggregates product line shipments for the nine months ended September 30, 2014	39,902	101,980
Reported heritage aggregates product line shipments for the nine months ended September 30, 2015	40,805	106,565
Change in 2015 heritage aggregates product line shipments over adjusted shipments for the nine months ended September 30, 2014	2.3%	4.5%

The per-ton average selling price for the aggregates product line was $11.78 and $10.99 for the nine months ended September 30, 2015 and 2014, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

Average selling prices by product line for the Corporation’s aggregates-related downstream operations are as follows:

Nine Months Ended
September 30,
	2015	2014
Heritage:
Asphalt	$42.80/ton	$41.68/ton
Ready Mixed Concrete	$101.63/yd³	$92.39/yd³
Acquisitions:
Ready Mixed Concrete (4)	$90.93/yd³	$86.10/yd³

Unit shipments by product line for the Corporation’s aggregates-related downstream operations are as follows:

	Nine Months Ended
	September 30,
	2015	2014
Asphalt Product Line (in thousands):
Tons to external customers	1,042	1,182
Internal tons used in road paving business	1,296	1,347
Total asphalt tons	2,338	2,529
Ready Mixed Concrete (in thousands of cubic yards):
Heritage	1,587	1,539
Acquisitions(4)	3,501	1,466
Total cubic yards	5,088	3,005
(4)	TXI ready mixed concrete operations acquired on July 1, 2014.

Average selling price per-ton for the cement operations for the nine months ended September 30, 2015 was $97.48.

Cement shipments for the nine months ended September 30, 2015 were (tons in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Tons to external customers	3,100	1,272
Internal tons used in other product lines	657	253
Total cement tons	3,757	1,525

For 2015, Magnesia Specialties reported net sales of $176.5 million, relatively flat compared with the prior-year period.  Earnings from operations were $53.5 million compared with $55.0 million.

Consolidated gross margin (excluding freight and delivery revenues) was 21.6% for 2015 versus 18.8% for 2014.  The

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2014	$357,030
Heritage aggregates product line:
Volume strength	24,651
Pricing strength	78,199
Cost increases, net	(16,186)
Increase in heritage aggregates product line gross profit	86,664
Heritage aggregates-related downstream product lines	18,468
Acquired aggregates business operations	28,390
Increase in Cement	63,448
Decrease in Magnesia Specialties	(1,399)
Decrease in Corporate	(15,683)
Increase in consolidated gross profit	179,888
Consolidated gross profit, nine months ended September 30, 2015	$536,918

Gross profit (loss) by business is as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$315,822	$229,158
Asphalt	13,644	10,799
Ready Mixed Concrete	25,643	18,884
Road Paving	11,529	2,665
Total Aggregates Business	366,638	261,506
Magnesia Specialties	60,793	62,192
Corporate	(14,835)	(291)
Total Heritage	412,596	323,407
Acquisitions:
Aggregates	29,035	313
Ready Mixed Concrete	9,338	9,670
Cement	87,642	24,194
Corporate	(1,693)	(554)
Total Acquisitions	124,322	33,623
Total	$536,918	$357,030

Consolidated SG&A expenses were 6.5% of net sales, up 20 basis points compared with the prior-year period, driven by higher pension expense.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

For the first nine months, consolidated other operating income and expenses, net, was an expense of $28.0 million in 2015 compared with expense of $0.3 million in 2014, predominantly due to the loss and related expenses recognized with the sale of the California cement operations.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments.  Consolidated other nonoperating income and expenses, net, for the nine months ended September 30, 2015 was income of $6.6 million in 2015 compared with expense of $1.3 million in 2014, primarily driven by increased income from nonconsolidated affiliates in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2015 was $319.6 million compared with $201.6 million for the same period in 2014. The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense, partially offset by increased working capital requirements and cash payments in 2015 for 2014 taxes that were ineligible for NOL utilization. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Depreciation	$176,634	$140,778
Depletion	10,529	6,300
Amortization	12,772	7,001
	$199,935	$154,079

The increase in depreciation, depletion and amortization expense is attributable to the acquired property, plant and equipment and other intangible assets from business combinations, primarily TXI.

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2014 net cash provided by operating activities was $381.7 million compared with $201.6 million for the first nine months of 2014. For the year, the Corporation expects to utilize allowable federal net operating loss carry forwards of $509 million acquired with TXI.

During the first nine months ended September 30, 2015, the Corporation invested $212.4 million of capital into its business. Full-year capital spending is expected to range from $330 million to $350 million, including $80 million for the Medina Rock and Rail (“Medina”) capital project. With a budgeted cost of $163 million, the Medina project is the largest capital expansion project in the Corporation’s history.  The project, located outside of San Antonio, consists of building a rail-connected limestone aggregates processing facility with the capability of producing in excess of 10 million tons per year.  Initially, shipments from Medina will primarily replace volumes currently being served by the Corporation’s other existing locations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Corporation received $420 million from the sale of its California cement operations.  In anticipation of the sale, during the third quarter the Corporation repurchased 917,000 shares of common stock for $157.7 million and expects to use the remaining net proceeds to repurchase additional shares of its stock.  At September 30, 2015, 18,413,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

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

In 2014, the Corporation amended the Credit Agreement to ensure the impact of the business combination with TXI does not impair liquidity available under the Term Loan Facility and the Revolving Facility. The amendment adjusts consolidated EBITDA to add back fees, costs or expenses relating to the TXI business combination incurred on or prior to the closing of the combination not to exceed $95,000,000 and any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination not to exceed $70,000,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

At September 30, 2015, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing twelve months EBITDA was 2.21 times and was calculated as follows:

October 1, 2014 to
September 30, 2015
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$269,459
Add back:
Interest expense	78,447
Income tax expense	120,798
Depreciation, depletion and amortization expense	264,173
Stock-based compensation expense	13,334
Acquisition-related expenses, net, related to the TXI acquisition	6,884
Loss on divestiture and related expenses	29,888
Deduct:
Interest income	(369)
Consolidated EBITDA, as defined	$782,614
Consolidated debt, including debt for which the Corporation is a co-borrower, at September 30, 2015	$1,730,591
Consolidated debt to consolidated EBITDA, as defined, at September 30, 2015 for the trailing twelve months EBITDA	2.21x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At September 30, 2015, the Corporation had $470 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 30, 2016.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility at September 30, 2015. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

CONTRACTUAL AND OFF BALANCE SHEET OBLIGATIONS

During the second quarter of 2015, the Corporation entered into an 18-month fixed price fuel contract which totaled $55.4 million and a 15-year railcar lease which totaled $24.8 million.

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

The significant amount of rainfall during the first half of the year coupled with capacity constraints is expected to delay a portion of weather-delayed shipments into 2016.  Based on this expectation and external trends, the Corporation anticipates the following for the full year, which reflects the sale of the California cement operations:

•	Aggregates end-use markets compared to 2014 levels are as follows:
o	Infrastructure market to increase in the low-single digits.
o	Nonresidential market to increase in the mid-single digits.
o	Residential market to experience a double-digit increase.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

o	ChemRock/Rail market to remain relatively flat.
•	Aggregates product line shipments to increase by 7% to 10% compared with 2014 levels.
o	Heritage aggregates shipments to increase 3% to 5%.
•	Aggregates product line pricing to increase by 7% to 9% compared with 2014.
•	Aggregates product line production cost per ton shipped to remain relatively flat.
•	Aggregates-related downstream product lines to generate between $875 million and $925 million of net sales and $80 million to $85 million of gross profit.
•	Net sales for the Cement segment to be between $375 million and $400 million, generating $105 million to $110 million of gross profit.
•	Net sales for the Magnesia Specialties segment to be between $235 million and $240 million, generating $80 million to $85 million of gross profit.
•	SG&A expenses as a percentage of net sales to be slightly above 6.0%, inclusive of an $18 million increase in heritage pension costs that resulted from lower discount rate.
•	Interest expense to approximate $75 million to $80 million.
•	Estimated effective income tax rate to approximate 31%, excluding discrete events.
•

Consolidated EBITDA to range from $800 million to $820 million, exclusive of the loss on the California cement sale and related expenses and absent the early onset of winter weather in the Corporation’s markets

•	Cash taxes paid to approximate $65 million.
•	Capital expenditures to range from $330 million to $350 million, including $35 million of synergy-related capital and approximately $80 million for Medina limestone quarry.

The Corporation has started framing a preliminary 2016 outlook for its aggregates end-use markets based on its internal observations in conjunction with McGraw Hill Construction’s economic forecast.  The Corporation currently expects the following:

•	Infrastructure market to increase slightly.
•	Nonresidential market to increase slightly.
•	Residential market to experience a double-digit increase.
•	ChemRock/Rail market to remain relatively flat.

While the Corporation is optimistic regarding the passage of a multi-year highway bill, it has excluded any increase in infrastructure construction activity in its 2016 outlook.

The Corporation’s outlook for the cement industry is largely consistent with PCA’s forecast.  Cement demand in Texas is forecasted to be up 4% in 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

The outlook includes management’s assessment of the likelihood of certain risks and uncertainties that will affect performance.  The most significant risks to the Corporation’s performance will be Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund.  Congress recently extended federal highway funding through continuing resolution through November 20, 2015.  Additionally, all of the Corporation’s businesses are also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather. Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters. Further, a decline in consumer confidence may negatively impact investment in construction projects. While both MAP-21 and TIFIA credit assistance are excluded from the U.S. debt ceiling limit, this issue may have a significant impact on the economy and, consequently, construction activity. Other risks and uncertainties related to the Corporation’s future performance include, but are not limited to: both price and volume, and a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction; a decline in energy-related drilling activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline and certain regulatory or other economic factors; a slowdown in the residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and a reduction in capital investment by the railroads; an increase in the cost of compliance with governmental laws and regulations; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to the Corporation’s cement production facilities; and the possibility that certain expected synergies and operating efficiencies in connection with the TXI acquisition are not realized within the expected time frames or at all. Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability. If these negatively affect transportation budgets more than in the past, construction spending could be reduced. Cement is subject to cyclical supply and demand and price fluctuations. The Magnesia Specialties business essentially runs at capacity; therefore, any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

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

Transportation in the Corporation’s long-haul network, particularly the supply of railcars and locomotive power and condition of rail infrastructure to move trains, affects the Corporation’s ability to efficiently transport aggregate into

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

certain markets, most notably Texas, Florida and the Gulf Coast.  The Corporation’s new Medina limestone quarry is dependent on rail-movement for substantially all of its products.  In addition, availability of railcars and locomotives affects the Corporation’s ability to move dolomitic lime, a key raw material for magnesia chemicals, to both the Corporation’s plant in Manistee, Michigan, and customers.  The availability of trucks, drivers and railcars to transport the Corporation’s products, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

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

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results.  Forward-looking statements give the investor management’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such as "anticipate," "expect," "should be," "believe," “will”, and other words of similar meaning in connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to, Congress’ actions and timing surrounding federal highway funding and uncertainty over the funding mechanism for the Highway Trust Fund; the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete, to be subject to significant changes in supply, demand and price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown in energy-related drilling activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2015

(Continued)

bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Magnesia Specialties and Cement businesses, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Corporation’s materials, particularly in areas with significant energy-related activity, such as Texas and Colorado; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate;  violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation.  The Corporation assumes no obligation to update any such forward-looking statements.

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

FORM 10-Q

For the Quarter Ended September 30, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the infrastructure construction market, has already been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels beyond the expiration of MAP-21 which has been extended via several continuing resolutions, the latest of which expires November 20, 2015. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the nine months ended September 30, 2015, unchanged since 2008. The residential construction market accounted for 14% of the Corporation’s aggregates product line shipments in 2014.

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

Variable-Rate Borrowing Facilities. At September 30, 2015, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $357.1 million, which was the collective outstanding balance at September 30, 2015, would increase interest expense by $3.6 million on an annual basis.

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

FORM 10-Q

For the Quarter Ended September 30, 2015

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

Item 4. Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2015 - July 31, 2015	—			19,330,082
August 1, 2015 - August 31, 2015	—			19,330,082
September 1, 2015 - September 30, 2015	917,376	$171.80	917,376	18,412,706

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 5, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 5, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 5, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 5, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 5, 2015	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2015

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 5, 2015 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 5, 2015 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 5, 2015 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 5, 2015 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase