Form 10-K
period 2015-12-31
MARTIN MARIETTA MATERIALS INC
filed 2016-02-23
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,537,227,743 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $.01 par value per share	64,331,436 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2015 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2016 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company”) is a leading supplier of aggregates products (crushed stone, sand, and gravel) for the construction industry, used for the construction of infrastructure, nonresidential, and residential projects. In addition, aggregates products are used for railroad ballast and in agricultural, utility and environmental applications. The Company’s Aggregates business consists primarily of mining, processing, and selling granite, limestone, sand and gravel. The Aggregates business also includes its aggregates-related downstream product lines (including its heavy building materials such as asphalt products, ready mixed concrete, and road paving construction services). The Company’s Cement business produces Portland and specialty cements. The Company also has a Magnesia Specialties business that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to customers in the steel industry. In 2015, the Company’s Aggregates business accounted for 82% of the Company’s consolidated net sales, the Company’s Cement business accounted for 11% of the Company’s consolidated net sales, and the Company’s Magnesia Specialties business accounted for 7% of the Company’s consolidated net sales. Within the Company’s Aggregates business, the aggregates product line accounted for 67% of 2015 net sales, while the aggregates-related downstream operations accounted for 33% of 2015 net sales.

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

The Company completed over 80 smaller acquisitions from the time of its initial public offering until the present, which allowed the Company to enhance and expand its presence in the aggregates marketplace. The Company uses its ability to distribute materials over long distances by rail and water to further expand its operations.

The business has developed further through the following transactions over the past five years. In 2011, the Company acquired three aggregates-related businesses. First, it acquired the assets of an aggregates, asphalt, and ready mixed concrete business located in western San Antonio, Texas. Second, it exchanged certain assets with Lafarge North America Inc. (“Lafarge”), pursuant to which it received aggregate quarry sites, ready mixed concrete and asphalt plants, and a road paving business in and around the metropolitan Denver, Colorado, region, in exchange for which Lafarge received properties consisting of quarries, an asphalt plant, and distribution yards operated by the Company along the Mississippi River (referred to herein as the Company’s “River District Operations”) and a cash payment. Finally, the Company acquired a privately-held ready mixed concrete business in the Denver, Colorado area.

In 2013, the Company acquired three aggregates quarries in the greater Atlanta, Georgia area. The transaction provided over 800 million tons of permitted aggregate reserves and enhanced the Company’s existing long-term position in this market.

In 2014, the Company completed the acquisition of Texas Industries, Inc. (“TXI”), further augmenting its position as a leading supplier of aggregates and heavy building materials. TXI, as a stand-alone entity, was a leading supplier of heavy construction materials in the southwestern United States and a major supplier of natural aggregates and ready-mixed concrete in Texas, northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. TXI was the largest supplier of construction aggregates, ready mixed concrete, concrete products, and cement in Texas. Now as a wholly-owned subsidiary, TXI enhances the Company’s position as an aggregates-led, low-cost operator in the large and fast-growing geographies in the United States and provides high-quality assets in cement and ready mixed concrete.

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

TXI was also a major cement producer in California. In 2015, the Company divested its California cement business acquired from TXI. These operations were not in close proximity to other core assets of the Company and, unlike other marketplace competitors, were not vertically integrated with ready mixed concrete production. The divestiture primarily included a cement plant, two distribution terminals, mobile equipment, intangible assets, and inventory. The Company also completed the integration of the TXI operations in 2015, and completed three smaller acquisitions, which included three aggregate operations and related assets.

Between 2001 and 2015, the Company disposed of or idled a number of underperforming operations, including aggregates, asphalt, ready mixed concrete, trucking, and road paving operations of its Aggregates business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. During 2015, the Company disposed of certain non-core asphalt operations in San Antonio, Texas. The Company will continue to evaluate opportunities to divest underperforming assets during 2016 in an effort to redeploy capital for other opportunities.

Business Segment Information

The Company conducts its Aggregates business through three reportable segments: the Mid-America Group, Southeast Group, and West Group. The Company’s Cement business is reported through the Cement segment. The Company also has the Magnesia Specialties segment, which includes its magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2015 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2015 consolidated financial statements (the “2015 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2015 Annual Report to Shareholders (the “2015 Annual Report”), which information is incorporated herein by reference.

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

The Company is a leading supplier of aggregates for the construction industry in the United States. In 2015, the Company’s Aggregates business shipped and delivered aggregates, asphalt products, and ready mixed concrete from a network of over 400 quarries, underground mines, distribution facilities, and plants to customers in 36 states, Canada, and the Bahamas, generating net sales and earnings from operations of $2.7 billion and $429.0 million, respectively.

The Aggregates and Cement businesses market their products primarily to the construction industry, with approximately 42% of the aggregates product line shipments made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. The Company believes public-works projects have historically accounted for approximately 50% of the total annual aggregates and cement consumption in the United States. These businesses benefit from public-works construction projects. As a result of dependence upon the construction industry, the profitability of aggregates and cement producers is sensitive to national, regional, and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.

The Company’s aggregates product line shipments have increased each of the past four years, reflecting a certain degree of volume stability and modest growth, albeit at and from historically low levels. Prior to 2011, the economic recession resulted in United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments had also suffered as states continued to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues. During 2015, the Company’s heritage aggregates shipments increased 2.1% compared with 2014 levels, despite the impact of historic levels of rainfall in many of the Company’s markets. Most state budgets began to improve starting in 2013 as increased tax revenues helped states resolve or begin to resolve budget deficits.

The federal highway bill provides annual funding for public-sector highway construction projects. After a decade of 36 short-term funding provisions since Moving Ahead for Progress in the 21st Century (“MAP-21”) expired, a five-year, $305 billion highway bill, Fixing America’s Surface Transportation Act (the “FAST Act”), was signed into law on December 4, 2015. FAST Act funding will primarily be secured through gas tax collections. In an investigation performed by S-C Market Analytics, aggregate demand is projected to increase with the availability of federal funding and is expected to peak in 2018. However, we believe that in subsequent years, the projected demand for aggregates will decline with anticipated higher interest and inflation rates. Additionally, many states have recently shown a commitment to securing alternative funding sources, including initiating special-purpose taxes and raising gas taxes. According to American Road and Transportation Builders Association (“ARTBA”), fifteen states have raised gas taxes and 30 legislative measures (which represented 68% of ballot initiatives) for transportation funding were approved by voters in 2015. Supported by state-spending programs, the Company’s heritage aggregates volumes to the infrastructure market in the eastern United States increased in the mid-single digits in 2015 compared with 2014. Overall, the infrastructure market accounted for approximately 42% of the Company’s 2015 aggregates product line shipments.

The FAST Act will reauthorize federal highway and public transportation programs and stabilize the Highway Trust Fund. $207.4 billion of the funding will be apportioned to the states by formula, with a 5.1% increase over actual fiscal year 2015 apportionments in 2016 and then inflationary increases in subsequent years. Meaningful impact from the FAST Act is not expected before the second half of 2016.

The FAST Act retains the programs supported under the predecessor bill, MAP-21, but with some changes. Specifically, TIFIA, a U.S. Department of Transportation alternative funding mechanism, which under MAP-21 provided three types of federal credit assistance for nationally or regionally significant surface transportation projects, will now allow more diversification of projects. TIFIA is designed to fill market gaps and leverage substantial private co-investment by providing projects with supplemental or subordinate debt that is not subject to national debt ceiling challenges or sequestration. Since 2012, TIFIA has provided credit assistance to over 30 projects representing over $49 billion in infrastructure investment. Under the FAST Act, TIFIA annual funding will range from $275 million to $300 million, and will no longer require the 20% matching funds from state departments of transportation. Consequently, states can advance construction projects immediately with potentially zero upfront outlay of local state department of transportation dollars. TIFIA requires projects to have a revenue source to pay back the credit assistance within a 30 to 40 year period. Moreover, TIFIA funds may represent up to 49% of total eligible project costs for a TIFIA-secured loan and 33% for a TIFIA standby line of credit. Therefore, the TIFIA program has the ability to significantly leverage construction dollars. Each dollar of federal funds can provide up to $10 in TIFIA credit assistance and support up to $30 in transportation infrastructure investment. Private investment in transportation projects funded through the TIFIA program is particularly attractive, in part due to the subordination of public investment to private. Management believes TIFIA could provide a substantial boost for state department of transportation construction programs well above what is currently budgeted. As of January 2016, TIFIA funded projects for the Company’s key states (Texas, Colorado, North Carolina, Georgia, and Florida) exceeded $12 billion.

The federal highway bill provides spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are financed mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. MAP-21 extended federal motor fuel taxes through September 30, 2016 and truck excise taxes through September 30, 2017. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Transportation investments generally boost the national economy by enhancing mobility and access and by creating jobs, which is a priority of many of the government’s economic plans. According to the Federal Highway Administration, every $1 billion in federal highway investment creates approximately 28,000 jobs. The number of jobs created is dependent on the nature and aggregates intensity of the projects. Approximately half of the Aggregates business’ net sales to the infrastructure market come from federal funding authorizations, including matching funds from the states. For each dollar spent on road, highway and bridge improvements, the Federal Highway Administration estimates an average benefit of $5.20 is recognized in the form of reduced vehicle maintenance costs, reduced delays, reduced fuel consumption, improved safety, reduced road and bridge maintenance costs and reduced emissions as a result of improved traffic flow.

The Company’s Aggregates business covers a wide geographic area. The Company’s five largest revenue-generating states (Texas, Colorado, North Carolina, Iowa, and Georgia) accounted for 70% of total 2015 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates have led to improvements in profitability in the Company’s Aggregates business.

The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern and midwestern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Excessive rainfall, flooding, or severe drought can also jeopardize shipments, production, and profitability in all of the Company’s markets. Subject to these factors, the Company’s second and third quarters are typically the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the coastal areas are at risk for hurricane activity, most notably in August, September, and October, and have experienced weather-related losses from time to time. Weather-related hindrances were exacerbated in 2015 by record precipitation in many of the Company’s key markets. The National Oceanic and Atmospheric Administration (“NOAA”) has tracked precipitation for 121 years. According to NOAA, 2015 represented the wettest year on record for Texas and Oklahoma, while North Carolina, South Carolina, Colorado and Iowa each experienced a top-ten precipitation year, and the nation as a whole had its third wettest year in NOAA recorded history. These weather events reduced the Company’s overall profitability in 2015, creating a backlog of construction activity expected to be completed in 2016. The completion of construction activity backlog in 2016 will depend on the capacity of the affected areas to provide enough resources, such as construction crews and equipment, among others.

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

A significant percentage of the Company’s aggregates shipments continue to be moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2015, the originating mode of transportation for the Company’s aggregates shipments was 75% by truck, 21% by rail, and 4% by water. Although the Company divested its River District Operations in 2011 as part of the asset exchange with Lafarge, the development of deep-water and rail distribution yards continues to be a key component of the Company’s strategic growth plan. While the River District Operations were being serviced as part of the Company’s barge long-haul distribution network, those divested operations were not in high-growth states. The majority of rail and water movements occur in the Southeast Group and the West Group, that have certain areas which generally lack a long-term indigenous supply of coarse aggregates but exhibit above-average growth characteristics driven by long-term population growth and density. The Company has an extensive network of aggregate quarries and distribution centers throughout the southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In 2015, 24.3 million tons of aggregates were sold from distribution yards. Results from these distribution operations lowered the gross margin (excluding freight and delivery revenues) of the Aggregates business by 240 basis points in 2015. The gross margin (excluding freight and delivery revenues) of the Aggregates business will continue to be reduced by the lower gross margins of the long-haul distribution network.

During the recent economic recession, the Company set a priority of preserving capital while maintaining safe, environmentally-sound operations. As the Company returns to a more normalized operating environment, management expects to focus part of its capital spending program on expanding key Southeast and Southwest operations.

The Company’s Medina Rock and Rail capital project, with a total cost of $160 million, is the largest capital expansion project in its history. The project, located near San Antonio, Texas, consists of a rail-connected limestone aggregates processing facility which is expected to ship approximately six million tons in 2016 and have the future capability of producing in excess of 10 million tons per year. Land acquisitions were completed over several years as part of ongoing capital expenditures, and construction began in 2013. The project began operations in January 2016.

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

A long-term capital focus for the Company, primarily in the midwestern United States due to the nature of its indigenous aggregates supply, is underground limestone aggregate mines, which provide a neighbor-friendly alternative to surface quarries. The Company operates 14 active underground mines, located primarily in the Mid-America Group, and is the largest operator of underground limestone aggregate mines in the United States. Production costs are generally higher at underground mines than surface quarries since the depth of the aggregate deposits and the access to the reserves result in higher development, explosives and depreciation costs. However, these locations often possess transportation advantages that can lead to higher average selling prices than more distant surface quarries.

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

The Company’s long-term shipping contracts are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it must still pay the shipping company the contractually-stated minimum amount for that year. In 2015, the Company did not incur any such charges; however, a charge is possible in 2016 if shipment volumes do not meet the contractually-stated minimums.

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

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation slowed several years ago as the number of suitable small to mid-sized acquisition targets in high-growth markets declined. During that period of fewer acquisition opportunities, the Company focused on investing in internal expansion projects in high-growth markets. The number of acquisition opportunities has increased in the last few years as the economy has begun to recover from the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies rationalizing non-core assets and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing market share in the Company’s core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated with an acquisition in 1998 and subsequent acquisitions, including the 2014 TXI acquisition, particularly in the West Group, pursuant to which the

Company acquired asphalt, ready mixed concrete, paving construction, trucking, and other businesses, which complement the Company’s aggregates operations. These aggregates-related downstream operations accounted for 33% of net sales of the Aggregates business in 2015. These aggregates-related downstream operations reported within the Aggregates business segment have lower gross margins (excluding freight and delivery revenues) than the Company’s aggregates product line due to highly competitive market dynamics and lower barriers to entry, and are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results. During 2015, prices for liquid asphalt were lower than 2014. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products. We expect the Company’s gross margins (excluding freight and delivery revenues) for the legacy TXI aggregates-related downstream operations to improve, similar to the pattern experienced at the Colorado aggregates-related downstream operations acquired in 2011.

The Company continues to review carefully each of the acquired aggregates-related downstream operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company also reviews other independent aggregates-related downstream operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own aggregates-related downstream operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, in 2011 the Company completed the acquisitions described under General above, which included aggregates-related downstream operations, including asphalt, ready mixed concrete, and road paving businesses in the Denver, Colorado, and San Antonio, Texas markets. The 2014 business combination with TXI described under General above further expanded the Company’s aggregates-related downstream operations, with the addition of TXI’s aggregates and ready mixed concrete operations. The TXI combination also added the cement operations of TXI, which are accounted for as a separate business segment of the Company.

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

Less than 2% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $12.3 million, $13.0 million, and $16.8 million, during 2015, 2014, and 2013, respectively.

Cement Business

The Cement business produces Portland and specialty cements. Cement is the basic binding agent for concrete, a primary construction material. The principal raw material used in the production of cement is calcium carbonate in the form of limestone. The Company owns more than 600 million tons of limestone reserves adjacent to its two cement production plants in Texas. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector.

The Company has the leading cement position in Texas, with two production facilities, one located in Midlothian, Texas, south of Dallas/Fort Worth, and the other located in Hunter, Texas, north of San Antonio. In addition to these production facilities, the Company also operates three cement distribution terminals in Texas. During 2015 the Company also operated a state-of-the-art, rail-located cement plant in southern California at Oro Grande, California, near Los Angeles, California, and operated cement grinding and packaging facilities at the Crestmore plant near Riverside, California. In addition to the manufacturing and packaging facilities, the Company also operated two cement distribution terminals in California in 2015. As of September 30, 2015, the Company sold all of its California cement operations. It retained the real estate at the Crestmore facility, which the Company expects to sell for non-cement use. These operations were not in close proximity to other core assets of the Company and, unlike other marketplace competitors, were not vertically integrated with ready mixed concrete production.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October. The majority of all cement shipments, approximately 70 percent, are sent to ready-mix concrete operators. The rest are shipped to manufacturers of concrete related products, contractors, materials dealers, oil well/mining/drilling companies, as well as government entities.

Energy, including electricity and fossil fuels, accounts for approximately one-third of the cement production cost profile. Therefore, profitability of the Cement business is affected by changes in energy prices and the availability of the supply of these products. The Company currently has fixed-price supply contracts for coal and diesel fuel but also consumes natural gas, alternative fuel and petroleum coke. Further, profitability of the Cement business is also subject to kiln maintenance. This process typically requires a plant to be shut down for a period of time as repairs are made. In 2015, the Cement business incurred ordinary kiln maintenance shutdown costs of $26.0 million.

Texas and California accounted for 73% and 27% of the Cement business’ net sales, respectively, in 2015, including the California cement operations for the nine months ended September 30, 2015. The Cement business is benefitting from continued strength in the Texas markets, where current demand exceeds local supply, a trend that is expected to continue for the near future. The Cement business sold cement to customers in 13 states and Mexico. Truck and rail transportation modes represent 97% and 3%, respectively, of total tons shipped. A portion of the cement is used internally in the Company’s ready mixed concrete product line. The Company shipped a total of 4.6 million tons of cement in 2015, with 3.7 million tons shipped to external customers and 0.9 million tons consumed by the Company for internal use. Of this amount, 1.1 million tons were shipped from the California cement plant prior to its sale as of September 30, 2015. For 2015 the Cement business generated net sales and earnings from operations of $367.6 million and $47.8 million, respectively.

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

Less than 2% of the revenues from the Cement business are from foreign jurisdictions, principally Mexico, with revenues from customers in foreign countries totaling $0.4 million during 2015 and $3.8 million during 2014 for the period from the July 1, 2014 acquisition of TXI.

Magnesia Specialties Business

The Company manufactures and markets, through its Magnesia Specialties business, magnesia-based chemical products for industrial, agricultural, and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production, and other environmental applications. In 2015, 67% of Magnesia Specialties’ net sales were attributable to chemical products, 32% to lime, and 1% to stone sold as construction materials. Magnesia Specialties’ net sales declined 3.6% in 2015 compared with 2014. The reduction reflects a decrease in both the chemicals and dolomitic lime product lines. Net sales were impacted by lower domestic steel production, which was down 9% versus 2014. For 2015 the Magnesia Specialties business generated net sales and earnings from operations of $227.5 million and $68.9 million, respectively.

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

In 2015, 80% of the lime produced was sold to third-party customers, while the remaining 20% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 42% of the Magnesia Specialties’ net sales in 2015, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the profitability of the Magnesia Specialties business is dependent on steel production capacity utilization and the related marketplace. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization; domestic capacity utilization averaged 70% in 2015, according to the American Iron and Steel Institute. Average steel production in 2015 declined 9% versus 2014 and the 2016 forecast is an increase of 2% over 2015.

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

Magnesia Specialties generally delivers its products upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A significant portion of the 275,000 ton dolomitic lime capacity from a lime kiln completed in 2012 at Woodville, Ohio is committed under a long-term supply contract.

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

Approximately 13.3% of the revenues of the Magnesia Specialties business in 2015 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $32.7 million, $29.0 million, and $25.7 million, in 2015, 2014, and 2013, respectively. As a result of these foreign market sales, the financial results of the Magnesia Specialties business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Magnesia Specialties business principally uses the United States dollar as the functional currency in foreign transactions. However, the current strength of the United States dollar in foreign markets is affecting the overall price of Magnesia Specialties’ products when compared to foreign-domiciled competitors.

Patents and Trademarks

As of February 12, 2016, the Company owns, has the right to use, or has pending applications for approximately 33 patents pending or granted by the United States and various countries and approximately 112 trademarks related to business. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

There are over 5,600 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company’s aggregates-related downstream operations are also characterized by numerous operators. A national trade association estimates there are about 5,500 ready mixed concrete plants in the United States owned by over 2,200 companies, with about 65,000 mixer trucks delivering ready mixed concrete. Similarly, a national trade association estimates there are about 3,700 asphalt plants in the United States owned by over 800 companies. The Company, in its Aggregates business, including its aggregates-related downstream operations, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and rail have enhanced the Company’s ability to compete in the aggregates industry. Some of the Company’s competitors in the aggregates industry have greater financial resources than the Company.

The Company’s Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for 13.3% of revenues for the Magnesia Specialties business in 2015, principally in Canada, Mexico, Europe, South America, and the Pacific Rim. Certain of the Company’s competitors in the Magnesia Specialties business have greater financial resources than the Company.

According to the Portland Cement Association, United States cement production is widely dispersed with the operation of 107 cement plants in 36 states. The top five companies collectively operate 49.6 percent of U.S. clinker capacity with the largest company representing 14.2 percent of all domestic clinker capacity. An estimated 76.7 percent of U.S. clinker capacity is owned by companies headquartered outside of the United States. In reviewing these figures for cement plants, capacity is often stated in terms of “clinker” capacity. “Clinker” is the initial product of cement production. Cement producers mine materials such as limestone, shale, or other materials, crush and screen the materials, and place them in a cement kiln. After being heated to extremely high temperatures, these materials form marble-sized balls or pellets called “clinker” that are then very finely ground to produce portland cement.

The Company’s Cement business competes with various companies in different geographic and product areas principally on the basis of proximity, quality and price for its products, but level of customer service is also a factor. The Cement business also competes with imported cement because of the higher value of the product and the existence of major ports in some of our markets. A small percentage of the Company’s cement sales are to customers located outside the United States, with less than 2% of revenues for the Cement business in 2015 coming from sales from California to customers in Mexico. The Company divested of its California cement business as of September 30, 2015. Certain of the Company’s competitors in the Cement business have greater financial resources than the Company.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $24.7 million in 2015 and approximately $19.6 million in 2014 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $9.7 million in 2015 and are expected to be approximately $9.0 million in 2016 and 2017. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2015 and 2014. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2015 Financial Statements and the 2015 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2015 Financial Statements included under Item 8 of this Form 10-K and the 2015 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2015 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

As is the case with other companies in the cement industry, the Company’s cement operations produce varying quantities of cement kiln dust (“CKD”). This production by-product consists of fine-grained, solid, highly alkaline material removed from cement kiln exhaust gas by air pollution control devices. Because much of the CKD is actually unreacted raw materials, it is generally permissible to recycle the CKD back into the production process, and large amounts often are treated in such manner. CKD that is not returned to the production process or sold as a product itself is disposed in landfills. CKD is currently exempted from federal hazardous waste regulations under Subtitle C of the Resource Conservation and Recovery Act.

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

In October 2014, the Company received a CAA Section 114 request for information regarding the Manistee, Michigan operations from the USEPA, similar to the one initially received at the Woodville, Ohio plant. The letter seeks information regarding the Company’s compliance with the NSR program at the Magnesia Specialties manufacturing plant in Manistee, Michigan. No notices of violation have been received by the Company relating to alleged non-compliance at the Manistee plant. The Company believes it is in substantial compliance with the NSR program and has submitted information to the USEPA for review and is awaiting a response or additional questions. The Company cannot at this time reasonably estimate the costs, if any, that may be incurred relating to this matter.

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

Cement production worldwide is estimated to comprise approximately 5% to 10% of CO2 or GHG emissions, and the USEPA has indicated that CO2 emitted from cement production is the second largest source of CO2 emissions in the United States. The Company’s subsidiaries, Riverside Cement Company and TXI, file annual reports of the GHG emissions relating to their cement operations. In addition, as it operated in California, Riverside Cement has been subject to California’s existing GHG emissions trading/credit program. With the sale of its California business, Riverside will no longer be required to file such reports. The Company believes that Riverside Cement has purchased an adequate number of additional emission credits to remain under the regulated limits for the pre-sale periods, and that program will not have a material adverse effect on the Company’s or the Cement business’ financial condition or results of operations.

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

In California, the California Global Warming Solutions Act of 2006, or AB32, required the California Air Resources Board (“CARB”) to implement rules designed to achieve a statewide reduction in emissions of GHGs in California to 1990 levels by 2020. In response, CARB adopted rules that establish a market-based cap-and-trade program, which began on January 1, 2013. The rules applied to Riverside Cement’s cement plant in Oro Grande, California. However, as the plant was sold as of September 30, 2015, Riverside has no further reporting or compliance obligations for the post-closing periods with respect to these rules.

In 2010, the USEPA issued rules that dramatically reduced the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The compliance date for these new standards was September 2015, but the USEPA granted a one-year extension to verify monitoring systems are effective for mercury and hydrogen chloride emissions. The Company has conducted tests to analyze the current level of compliance of its cement plants with the new standards. All plants required the installation of continuous emissions monitoring (“CEMs”). The Company, through its subsidiary TXI, identified, tested and installed new control and monitoring equipment for these purposes prior to the original September 2015 deadline, and believe that the cement plants meet the other emission requirements in these rules. The Company does not believe that the costs relating to these controls and equipment will have a material adverse effect on the financial condition or results of the operations of either the Company or the Cement business.

Employees

As of January 31, 2016, the Company has approximately 7,300 employees, of which 5,543 are hourly employees and 1,756 are salaried employees. Included among these employees are 751 hourly employees represented by labor unions (10.3% of the Company’s employees). Of such amount, 9.8% of the Company’s Aggregates business’s hourly employees are members of a labor union, none of the Company’s Cement business’s hourly employees are represented by labor unions, and 100% of the Magnesia Specialties segment’s hourly employees are represented by labor unions. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville collective bargaining agreement expires in May 2018. The Manistee collective bargaining agreement expires in August 2019. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2015 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2015 Financial Statements included under Item 8 of this Form 10-K and the 2015 Annual Report.

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

The historic economic recession resulted in large declines in shipments of aggregate products in our industry. Recent years, however, have shown a turnaround in this trend. For the last four years, our aggregates shipments have increased, reflecting a certain degree of volume stability and modest growth. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. During 2015 our heritage aggregates shipments showed 2.1% improvement compared with 2014 levels, after a 7.5% increase the prior year. This improvement was made in 2015 despite the impact of historic levels of rainfall in many of our major markets. While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, during 2015 the unprecedented uncertainty on both the timing and amount of future long-term federal infrastructure funding had negatively affected spending on public infrastructure projects. This uncertainty was accompanied by a reduction in some states’ investment in highway maintenance.

After a decade of 36 short-term funding provisions, a five-year, $305 billion highway bill, Fixing America’s Surface Transportation Act (“FAST Act”), was signed into law on December 4, 2015. FAST Act funding will primarily be secured through gas tax collections. Market analysis projects aggregate demand to increase with the availability of federal funding, with demand peaking in 2018, and thereafter declining with anticipated higher interest and inflation rates. Additionally, many states have recently shown a commitment to securing alternative funding sources, including initiating special-purpose taxes and raising gas taxes. According to American Road and Transportation Builders Association (“ARTBA”), fifteen states have raised gas taxes and 30 legislative measures (which represented 68% of ballot initiatives) for transportation funding were approved by voters in 2015.

Supported by state spending programs, our aggregates shipments to the infrastructure construction market increased 5% in 2015 compared to an increase of 12% in 2014 compared with 2013. We believe that the demand and need for infrastructure projects will continue to support consistent growth in this market now that long-term federal funding has been resolved. In 2015, 41% of our product line aggregates shipments were to the infrastructure construction market.

Within the construction industry, we also sell our aggregates and cement products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall.

In 2015, construction growth was driven by private-sector activity. Nonresidential and residential construction levels are interest rate-sensitive and typically move in direct correlation with economic cycles. The Dodge Momentum Index, a 12-month leading indicator of construction spending for nonresidential building compiled by McGraw Hill Construction and where the year 2000 serves as an index basis of 100, remained strong and was 125.2 in December 2015. According to Dodge Data & Analytics, the recent increasing trend of the index is an indication that construction growth will continue into 2016.

Our aggregates volumes to the nonresidential construction market accounted for 32% of our 2015 aggregates product line shipments and increased 3% compared with 2014. Light nonresidential, which includes the commercial sector, increased 27% and was partially offset by a decline in heavy nonresidential, which includes the industrial and energy sectors. Nonresidential investment varies significantly by state. Texas continues to lead the nation in nonresidential construction, demonstrating economic diversity and the ability to replace energy-related shipments currently displaced by low oil prices with other residential projects. Even with its challenging commodity price environment, we expect continued energy-related activity. On a national scale, Florida and South Carolina each rank in the top 10 states and North Carolina and Colorado each rank in the top 20 states in growth (based on dollars invested) in nonresidential construction. Notably, recovery in the residential market typically leads to nonresidential growth with a 12-to-18-month lag.

Our aggregates shipments to the residential construction market increased 20% in 2015. Housing strength varies considerably in different areas of the country. We saw significant residential growth in our key geographic markets, including Florida, Georgia, North Carolina, and Texas. The U.S. Census Bureau reported the total value of private residential construction put in place in 2015 increased 13%. Furthermore, housing starts, a key indicator for residential construction activity, continues to show year-over-year improvement. While 2015 represented the second year that starts exceeded one million since 2008, they still remain below the 50-year historical annual average of 1.5 million units. Importantly, 2015 housing starts exceeded completions, a trend expected to continue in 2016. Geographically, housing strength varies considerably by state, and Texas leads the nation in residential starts. Notably, Dallas-Fort Worth is the second ranked metro area in the United States for growth in housing permits. Additionally, Florida, South Carolina, Colorado and North Carolina each rank in the top ten states for residential starts. In 2015, 17% of our aggregates shipments were to the residential construction market.

Our aggregates product line shipment variances in 2015 for the Mid-America and Southeast Groups reflect the ongoing recovery in these markets, notably Georgia, Florida, and North Carolina. While shipments in the West Group were up due to acquired operations, volumes reflect the significant precipitation in Texas,

Oklahoma and Colorado, which deferred certain shipments to future periods. The West Group volume variance in 2015 was also impacted by the divestiture of the North Troy quarry and two rail yards, which were sold in the third quarter of 2014.

Shipments of chemical rock (comprised primarily of high-calcium carbonate material used for agricultural lime and flue gas desulfurization) and ballast product sales (collectively “ChemRock/Rail”) accounted for 10% of our aggregates shipments and increased 10% in 2015.

Shipments of aggregates-related downstream products typically follow construction aggregates trends.

The Cement business was acquired from TXI on July 1, 2014. The net sales of $367.6 million for 2015 reflected the Company’s leading position in the Texas market.

Our business is dependent on funding from a combination of federal, state and local sources.

Our aggregates and cement products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, and similar projects. So our business is dependent on the level of federal, state, and local spending on these projects. The year 2015 was another year of unprecedented uncertainty as it related to both the timing and amount of future long-term federal infrastructure funding, which negatively affected spending on public infrastructure projects. Despite the uncertainty in long-term funding levels, which wasn’t resolved until near the end of the year, the total value of United States overall public-works spending increased in 2015. However, federal funding remained flat for the year. This increase in overall public works spending in 2015 demonstrates the commitment of states to address the underlying demand for infrastructure investment. However, infrastructure investment continued to vary by market and was strongest in the southwestern and southeastern United States in 2015. We saw increased infrastructure spending in 2015 in Texas, North Carolina, Iowa, and Georgia, four of our five largest revenue generating states. We cannot be assured, however, of the existence, amount, and timing of appropriations for spending on future projects.

The federal highway bill provides annual highway funding for public-sector construction projects. The most recent federal highway bill passed in December 2015, the FAST Act, after a decade of 36 short-term funding provisions, reauthorizes federal highway and transportation funding programs and stabilizes the Highway Trust Fund. The FAST Act also changes TIFIA funding, a federal alternative funding mechanism for transportation projects. Under the FAST Act TIFIA funding will range from $275 million to $300 million, and will no longer require the 20% matching funds from state departments of transportation.

Federal highway bills provide spending authorizations that represent maximum amounts. Each year, an appropriation act is passed establishing the amount that can actually be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund. Once the annual appropriation is passed, funds are distributed to each state based on formulas (apportionments) or other procedures (allocations). Apportioned and allocated funds generally must be spent on specific programs as outlined in the federal legislation. The Highway Trust Fund has experienced shortfalls in recent years, due to high gas prices (until recently), fewer miles driven and improved automobile fuel efficiency. These shortfalls created a significant decline in federal highway funding levels. In response to the projected shortfalls, money has been transferred from the General Fund into the Highway Trust Fund over the past several years. According to the Congressional Budget Office, current revenues of approximately $34 billion are falling short of the current annual expenditure level of $41 billion. Therefore, timely Congressional action is needed to address the funding mechanism for the Highway Trust Fund. We cannot be assured of the existence, timing or amount of federal highway funding levels in the future. We also cannot be assured of the impact of the recent sharp reduction in gasoline prices on the levels of highway user taxes that might be collected in the future and the corresponding levels of funding to the Highway Trust Fund.

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina was among the states experiencing these pressures, and this state disproportionately affects our revenues and profits. Most state budgets, including North Carolina, began to improve in 2014 and 2015 as increased tax revenues helped states resolve budget deficits. Prior to the FAST Act, States had also taken on a larger role in funding sustained infrastructure investment. For example, the Texas voters in 2014 approved use of the state’s oil and gas production tax collections for annual disbursements to the State Highway Fund. Additionally, in November 2015, voters passed Proposition 7, a constitutional amendment that will provide an additional $2.5 billion of funding for non-toll roads beginning in 2017. We anticipate further growth in state-level funding initiatives, such as bond issues, toll roads, and special purpose taxes, as states address infrastructure needs, particularly in periods of federal funding uncertainty. Nevertheless, it is a continuing risk to our business that sufficient funding from federal, state, and local sources will not be available to address infrastructure needs.

With the passage of FAST Act in December 2015, the infrastructure market should have increased activity in 2016 and beyond, which should help our business. With most states in recovery or expansion, the sustained decline in energy costs may be the catalyst in some markets to boost construction and help our business. But those markets heavily dependent on the energy sector, namely Oklahoma and West Virginia, may result in recessions in those areas, with the decrease in oil production, which would hurt our business.

Our aggregates business is seasonal and subject to the weather.

Since the construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Aggregates business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable. Weather-related hindrances were exacerbated in 2015 by record precipitation in many of our key markets. The National Oceanic and Atmospheric Administration (“NOAA”) has tracked precipitation for 121 years. According to NOAA, 2015 represented the wettest year on record for Texas and Oklahoma, while North Carolina, South Carolina, Colorado and Iowa each experienced a top-ten precipitation year. Our nation as a whole had its third wettest year in NOAA recorded history. These weather events reduced the Company’s overall profitability in 2015, creating a backlog of construction activity expected to be completed in 2016. The completion of construction activity backlog in 2016 will depend on the capacity of the affected areas to provide enough resources, such as construction crews and equipment, among others.

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

Our businesses could be impacted by rising interest rates.

As discussed previously, our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, business in these industries and for us may decline if interest rates rise and costs increase.

For example, demand in the residential construction market in which we sell our aggregate products is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent for the majority of 2015. The recent increase in the rate by 0.25% represented the first increase since 2008. The residential construction market accounted for 17% of our aggregates product line shipments in 2015.

Aside from these inherent risks from within our operations, our earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results. In fact, since 2007, our profitability increased when interest rates rose, based on the last twelve months quarterly historical net income regression versus a 10-year U.S. government bond. In essence, our underlying business generally serves as a natural hedge to rising interest rates.

Rising interest rates could also result in disruptions in the credit markets, which could affect our business, as described in greater detail under “Disruptions in the credit markets could affect our business” below.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect to continue to grow, in part, by buying other businesses. We will continue to look for strategic businesses to acquire, like our acquisition of TXI in 2014. In the past, we have made acquisitions to strengthen our existing locations, expand our operations, and enter new geographic markets. We will continue to make selective acquisitions, joint ventures, or other business arrangements we believe will help our company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

We may decide to pay all or part of the purchase price of any future acquisition with shares of our common stock. For example, we used our common stock in our acquisition of TXI. We may also use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our shareholders will be diluted and the price of our stock could fall. We operate our businesses with the objective of maximizing the long-term shareholder return.

We have acquired many companies since 1995. Some of these acquisitions were more easily integrated into our existing operations and have performed as well or better than we expected, while others have not. For example, in 2015 we completed the integration of the operations of TXI, as discussed below, which was more successful than anticipated. We have sold some underperforming and other non-strategic assets, such as underperforming road paving operations in Arkansas and east Texas, which were sold in 2014, and our non-core asphalt operations in San Antonio, Texas, which were sold in 2015.

Our integration of the acquisition of or business combination with other businesses may not be as successful as we hope.

We have a successful history of business combinations and integration of these businesses into our heritage operations. Our largest business acquisition has been our business combination with TXI, which closed in July 2014. In 2015 we completed the integration of TXI’s operations into our own operations, which allowed us to achieve the synergies, cost savings, and operating efficiencies we had forecast from the TXI acquisition. In fact we completed this integration ahead of schedule and achieved even greater synergies and cost saving than the amount we originally forecast from the TXI acquisition. However, in connection with the integration of any business that we may seek to acquire, it is a risk factor that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings, or operating efficiencies we have forecast from the acquisition.

Any other significant business acquisition or combination we might chose to do, like the acquisition of TXI, would require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. We believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we might choose to pursue in the future, if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•	the inability to successfully combine operations in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either the Company or former customers of the acquired or combined company deciding not to do business with the Company;

•	complexities associated with managing the combined operations;

•	integrating personnel;

•	creation of uniform standards, internal controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and

•	performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations.

Aggregates-related downstream businesses have lower profit margins and can be more volatile.

For 2015, our asphalt, ready mixed concrete, and road paving businesses accounted for 33% of the net sales of our Aggregates business, up from 8% in 2011. These businesses typically provide lower profit margins (excluding freight and delivery revenues) than our aggregates product line due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, as we expand these operations, our overall gross margin is likely to be adversely affected. We saw this impact our gross margin in recent years. Our overall aggregates-related downstream operations gross margin (excluding freight and delivery revenues) was 8.9% for 2015 and 2014. The overall gross margin (excluding freight and delivery revenues) of our Aggregates business will continue to be reduced by the lower gross margins for our aggregates-related downstream operations.

Short supplies and high costs of fuel, energy, and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk. We currently have a fixed-price commitment for approximately 40% of our diesel fuel requirements at a rate of $2.20 per gallon through December 31, 2016.

To illustrate how diesel fuel price fluctuations, and other energy costs, have impacted our business, consider the recent years. In 2013 the average price we paid per gallon of diesel fuel was 4% lower than we paid in 2012, but the average cost of natural gas was 18% higher than 2012. Similarly, in 2014 the average price we paid per gallon of diesel fuel was 8% lower compared to 2013, but the average cost of natural gas increased 24% from 2013. Diesel fuel, which averaged $2.82 per gallon in 2014 and $2.98 per gallon in 2013, represents the single largest component of energy costs for our Aggregates business. Diesel fuel prices declined rapidly during December 2014, ending the year at a per gallon price that was 26% below the 2014 average. This trend continued in 2015, as the Company’s average price per gallon of diesel fuel in 2015 was $2.05 on 42.5 million gallons compared with $3.02 on 36.9 million gallons in 2014. Natural gas costs also declined in 2015, down 28% from the 2014 average cost.

The Company has fixed price agreements for 100% of its 2016 coal needs. The Magnesia Specialties business has fixed price agreements for the supply of a portion of its coal and natural gas needs.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 26% of the 2015 direct production costs of our Cement business. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our Cement business. Profitability of the Cement business is also subject to kiln maintenance, which requires the plant to be shut down for a period of time as repairs are made. In 2014, the Cement business incurred shutdown costs of $13.3 million during the second half of the year. In 2015, the Cement business incurred shutdown costs of $26 million for the full year.

Similarly our aggregates-related downstream operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we can produce internally but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our aggregates-related downstream operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the costs for these raw materials. For 2014, we saw higher prices for these raw materials than 2013. This trend reversed in 2015, when we saw lower prices for these raw materials than 2014. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products.

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

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have one to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2015, the Cement business incurred shutdown costs of $26 million during the year. In 2015, the Magnesia Specialties business incurred shutdown costs of $5.1 million during the year. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

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

Labor unions represent 9.8% of the hourly employees of our aggregates business, none of the hourly employees of our cement business, and 100% of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our magnesia specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio lime plant expire in August 2019 and May 2018, respectively.

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

We have long-term agreements with shipping companies to provide ships to transport our aggregate products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2016 to 2027 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could change our financial results either positively or negatively. We urge you to read about our accounting policies in Note A of our 2015 financial statements. Additional accounting standard updates have been issued, effective January 1, 2018, that amend the accounting guidance on revenue recognition and provide a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, and improving disclosure requirements. We are currently reviewing how these new provisions will affect us. At this time we do not expect the changes to have a material impact on our financial results. New or revised accounting standards could change our financial results either positively or negatively.

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

We have considered the current economic environment and its potential impact to the Company’s business. Demand for aggregates products, particularly in the infrastructure construction market, has already been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels, until the recent enactment of a new federal highway bill. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

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

Our Magnesia Specialties business faces currency risks from its overseas operations.

Our Magnesia Specialties business sells some of its products to companies located outside the United States. Approximately 13.3% of the revenues of the Magnesia Specialties business in 2015 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America, and the Pacific Rim, but no single foreign county accounted for 10% or more of the revenues of the business. Therefore the operations of the Magnesia Specialties business are affected from time to time by the fluctuating values of the currency exchange rates of the countries in which it does business in relation to the value of the U.S. Dollar. The business tries to mitigate the short-term effects of currency exchange rates by using the U.S. Dollar as its functional currency in foreign transactions. This still leaves the business subject to certain risks, depending on the strength of the U.S. Dollar. In 2015, the strength of the U.S. Dollar in foreign markets negatively affected the overall price of the products of the Magnesia Specialties business when compared to foreign-domiciled competitors.

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

Aggregates Business

As of December 31, 2015, the Company processed or shipped aggregates from 272 quarries, underground mines, and distribution yards in 26 states, Canada, and the Bahamas, of which 109 are located on land owned by the Company free of major encumbrances, 57 are on land owned in part and leased in part, 99 are on leased land, and 7 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on the average, exceed 60 years based on normalized levels of production, and exceed 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2015, the Company processed and shipped ready mixed concrete and/or asphalt products from 131 properties in 5 states, of which 109 are located on land owned by the Company free of major encumbrances, 1 is on land owned in part and leased in part, 20 are on leased land, and 1 is on a facility neither owned or leased, where product is sold under an agreement.

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

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its aggregates reserves used in the cement manufacturing process for its Cement business as it does for its Aggregates business. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2015 Annual Report for discussion of reserves evaluation by the Company.

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

	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/14 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/15 (Add 000)		Change in Tonnage from 2014 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
State	2015	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	4	130,199	12,110	128,775	12,110	(1,424)	0	100%	0%	0%	14%	86%
Arkansas	3	238,844		223,382		(15,462)	0	100%	0%	0%	49%	51%
California	0	329,392				(329,392)	0
Colorado	8	107,562	87,575	139,872	65,698	32,310	(21,877)	94%	6%	0%	99%	1%
Florida	1	252,614		208,805		(43,809)	0	100%	0%	0%	0%	100%
Georgia	15	2,144,817		2,154,134		9,317	0	95%	5%	0%	81%	19%
Indiana	10	501,461	52,450	496,257	51,030	(5,204)	(1,420)	100%	0%	0%	37%	63%
Iowa	29	688,783	38,983	761,927	20,495	73,144	(18,488)	100%	0%	0%	28%	72%
Kansas	4	99,859		80,757		(19,102)	0	100%	0%	8%	35%	65%
Kentucky	1		24,891		24,891	0	0	100%	0%	0%	0%	100%
Louisiana	3		8,902		9,091	0	189	100%	0%	0%	1%	99%
Maryland	2	135,006		133,980		(1,026)	0	100%	0%	0%	100%	0%
Minnesota	2	420,116		328,352		(91,764)	0	68%	32%	0%	63%	37%
Mississippi	0		67,210		67,238	0	28	100%	0%	0%	100%	0%
Missouri	4	416,034		412,034		(4,000)	0	89%	11%	0%	17%	83%
Montana	0	50,000		48,807		(1,193)	0	100%	0%	0%	100%	0%
Nebraska	3	185,498		181,196		(4,302)	0	100%	0%	0%	51%	49%
Nevada	1	138,662		136,871		(1,791)	0	100%	0%	0%	90%	10%
North Carolina	38	3,452,099		3,491,412		39,313	0	82%	18%	0%	60%	40%
Ohio ***	12	722,920	120,161	558,169	128,998	(164,751)	8,837	47%	53%	0%	97%	3%
Oklahoma	9	1,214,840	14,023	1,226,101	13,534	11,261	(489)	100%	0%	0%	90%	10%
South Carolina	6	517,472	29,110	513,002	28,746	(4,470)	(364)	100%	0%	0%	15%	85%
Tennessee	1	36,389		35,938		(451)	0	100%	0%	0%	100%	0%
Texas ****	26	2,367,460	144,067	2,305,251	141,872	(62,209)	(2,195)	100%	0%	0%	58%	42%
Utah	1	24,514		23,888		(626)	0	100%	0%	0%	0%	100%
Virginia	4	350,113		344,298		(5,815)	0	84%	16%	0%	73%	27%
Washington	3	40,806		22,051		(18,755)	0	66%	34%	0%	68%	32%
West Virginia	2	45,352		44,718		(634)	0	43%	57%	0%	85%	15%
Wyoming	2	148,162		159,866		11,704	0	100%	0%	0%	40%	60%
U. S. Total	194	14,758,974	599,482	14,159,843	563,703	(599,131)	(35,779)	92%	8%	0%	55%	45%

Non-U. S.	2	867,914	0	861,420	0	(6,494)	0	100%	0%	0%	100%	0%

Grand Total	196	15,626,888	599,482	15,021,263	563,703	(605,625)	(35,779)

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.
***	The Company’s reserves presented in the State of Ohio include dolomitic limestone reserves used in the business of the Magnesia Specialties segement.
****	The Company’s reserves presented in the State of Texas include limestone reserves used in the business of the Cement segment.

	Total Annual Production (in tons) (add 000) For year ended December 31			Number of years of production available at December 31, 2015
Reportable Segment*	2015	2014	2013
Mid-America Group	62,846	59,785	57,529	114.7
Southeast Group	21,148	18,932	17,275	164.0
West Group	69,223	62,579	53,395	70.9

Total Aggregates Business	153,217	141,296	128,199	101.7

*	Prior year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments.

Cement Business

As of December 31, 2015, the Company, through its subsidiaries, processed or shipped cement from 6 properties in 1 state, of which 5 are located on land owned by the Company free of major encumbrances and 1 is on leased land. The Company’s Cement business has production facilities located at two sites in Texas: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, north of San Antonio. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2015:

Plant	Rated Annual Productive Capacity-Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	52
Hunter, TX	2,250,000	Dry	2013 and 1981	140
Total	4,450,000

Reserves identified with the facilities shown above are contained on approximately 2,844 acres of land owned by the Company. As of December 31, 2015, the Company estimated its total proven and probable limestone reserves on such land to be approximately 701 million tons.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2015, the Company, through its subsidiaries, also operated 3 cement distribution terminals and owned the real estate at the California cement grinding and packaging facility it sold on September 30, 2015, which it expects to sell for non-cement use.

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

During 2015, the principal properties of the Aggregates business were believed to be utilized at average productive capacities of approximately 65% and were capable of supporting a higher level of market demand. However, during the economic recession, the Company adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2015, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $36.7 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idling could continue. The Company expects, however, as the economy continues to recover, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

During 2015 the Texas cement plants were operating on average at 70 percent utilization. The Company divested of the California cement plant in 2015. The Portland Cement Association (“PCA”) forecasts a 2.5% increase in demand in Texas in 2016 over 2015. The Cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency and a road map for significantly improved profitability for 2016 and beyond. Due to the 24/7/365 nature of cement operations, significant gains in plant utilization and efficiency are typically achieved only during plant shutdowns.

The Company expects future organic growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions. In the current operating environment where steel utilization is at levels close to or below 70% and the strength of the United States dollar pressures product competitiveness in international markets, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment.

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

The Company was not required to pay any penalties in 2015 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2015 Financial Statements included under Item 8 of this Form 10-K and the 2015 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2015 Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 12, 2016:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	53	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	54	Executive Vice President;	2009	Treasurer (2006-2013)
		Chief Financial Officer	2005

Roselyn R. Bar	57	Executive Vice President;	2015	Senior Vice President (2005-2015)
		General Counsel;	2001
		Corporate Secretary	1997

Dana F. Guzzo	50	Senior Vice President;	2011	Chief Information Officer (2011-2015)
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	58	Senior Vice President, Human Resources	2011

Daniel L. Grant	61	Senior Vice President, Strategy & Development	2013	Senior Vice President, Strategy & Development, Lehigh Hanson, Inc., a producer of construction materials, and a subsidiary of Heidelberg Cement (1995-2013)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2015 Annual Report, and that information is incorporated herein by reference. There were 1,054 holders of record of the Company’s Common Stock as of February 12, 2016.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 – October 31, 2014	0	$—	0	18,412,706

November 1, 2015 – November 30, 2015	1,000,806	$157.73	1,000,806	17,411,900

December 1, 2015 – December 31, 2015	697,280	$149.77	697,280	16,714,620

Total	1,698,086	$154.46	1,698,086	16,714,620

(1)	The Company’s initial stock repurchase program, which authorized the repurchase of 2.5 million shares of common stock, was announced in a press release dated May 6, 1994, and has been updated as appropriate. The program does not have an expiration date. The Company announced in a press release dated February 22, 2006 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated August 15, 2007 that its Board of Directors had authorized the repurchase of an additional 5 million shares of common stock. The Company announced in a press release dated February 10, 2015 that its Board of Directors had authorized the repurchase of an additional 15 million shares of common stock, for a total repurchase authorization of 20 million shares.

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2015 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2016” in the 2015 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2015 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2015 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2016” in the 2015 Annual Report is not incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed is made known to them in a timely manner as of December 31, 2015 and further concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2015. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management has issued its annual statement of financial responsibility and report on the Company’s internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2015. The Company’s independent registered public accounting firm has issued an attestation report that the Company’s internal control over financial reporting was effective at December 31, 2015. Management’s report on the Company’s internal controls and the attestation report of the Company’s independent registered public accounting firm are included in the 2015 Financial Statements, included under Item 8 of this Form 10-K and the 2015 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Internal Control and Accounting and Reporting Risk” under Item 7 of this Form 10-K and the 2015 Annual Report.

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

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2015 (the “2016 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2016 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2016 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2016 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2016 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2015 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings—

for years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Earnings—

for years ended December 31, 2015, 2014, and 2013

Consolidated Balance Sheets—

at December 31, 2015 and 2014

Consolidated Statements of Cash Flows—

for years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Total Equity—

for years ended December 31, 2015, 2014 and 2013

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2015 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)	Index of Exhibits

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744))

3.02	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 22, 2015) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648)

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A, and the Form of Rights Certificate, as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2006) (Commission File No. 1-12744)

4.10	—Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the

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

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.19	—Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.20	—Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.20 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2015

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2015 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2015 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 23, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 23, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 23, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 23, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2016 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2016 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts— describe		Deductions- describe		Balance at end of period
(Amounts in Thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$4,077	$2,863			$—		6,940
Allowance for uncollectible notes receivable	1,486	—	—		901	(a)	585
Inventory valuation allowance	119,189	13,365	1,400	(c)	3,370	(d)	130,584
Year ended December 31, 2014
Allowance for doubtful accounts	$4,081	$—	$—		$4	(a)	$4,077
Allowance for uncollectible notes receivable	809	—	1,103	(b)	426	(a)	1,486
Inventory valuation allowance	99,026	11,762	9,942	(c)	1,541	(d)	119,189
Year ended December 31, 2013
Allowance for doubtful accounts	$6,069	$—	$—		$1,988	(a)	$4,081
Allowance for uncollectible notes receivable	440	369	—		—		809
Inventory valuation allowance	96,817	1,165	1,044	(c)	—		99,026

(a)	Write off of uncollectible accounts and change in estimates.
(b)	Application of reserves to acquired notes receivable.
(c)	Application of reserve policy to acquired inventories.
(d)	Divestitures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated: February 23, 2016

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye	Chairman of the Board, President and Chief Executive Officer	February 18, 2016
C. Howard Nye

/s/ Anne H. Lloyd	Executive Vice President and Chief Financial Officer	February 18, 2016
Anne H. Lloyd

/s/ Dana F. Guzzo	Senior Vice President, Chief Accounting Officer and Controller	February 18, 2016
Dana F. Guzzo

/s/ Sue W. Cole	Director	February 18, 2016
Sue W. Cole

/s/ David G. Maffucci	Director	February 18, 2016
David G. Maffucci

/s/ William E. McDonald	Director	February 18, 2016
William E. McDonald

/s/ Frank H. Menaker, Jr.	Director	February 18, 2016
Frank H. Menaker, Jr.

/s/ Laree E. Perez	Director	February 18, 2016
Laree E. Perez

/s/ Michael J. Quillen	Director	February 18, 2016
Michael J. Quillen

/s/ Dennis L. Rediker	Director	February 18, 2016
Dennis L. Rediker

/s/ Richard A. Vinroot	Director	February 18, 2016
Richard A. Vinroot

/s/ Stephen P. Zelnak, Jr.	Director	February 18, 2016
Stephen P. Zelnak, Jr.

EXHIBITS

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)

3.02	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 22, 2015) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

4.02	—Articles 2 and 8 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.02 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Rights Agreement, dated as of September 27, 2006, by and between Martin Marietta Materials, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Articles of Amendment With Respect to the Junior Participating Class B Preferred Stock of Martin Marietta Materials, Inc., as Exhibit A,

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

10.07	— Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan dated April 3, 2006 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) (Commission File No. 1-12744)**

10.13	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.15	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16	—Form of Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009) (Commission File No. 1-12744)**

10.17	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18	—Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.19	—Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.20	—Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.20 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2015

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2015 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2015 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 23, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 23, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 23, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 23, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2016 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2016 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K