Form 10-Q
period 2016-03-31
MARTIN MARIETTA MATERIALS INC
filed 2016-05-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2016
Common Stock, $0.01 par value	63,527,166

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFOMRATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$27,242	$168,409	$56,366
Accounts receivable, net	448,048	410,921	381,389
Inventories, net	485,367	469,141	505,047
Other current assets	37,658	33,164	103,027
Total Current Assets	998,315	1,081,635	1,045,829

Property, plant and equipment	5,778,368	5,613,198	5,694,546
Allowances for depreciation, depletion and amortization	(2,515,387)	(2,457,198)	(2,329,440)
Net property, plant and equipment	3,262,981	3,156,000	3,365,106
Goodwill	2,135,295	2,068,235	2,071,471
Operating permits, net	444,148	444,725	497,841
Other intangibles, net	75,267	65,827	94,113
Other noncurrent assets	142,281	141,189	102,959
Total Assets	$7,058,287	$6,957,611	$7,177,319

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$10,235	$—
Accounts payable	174,398	164,718	184,066
Accrued salaries, benefits and payroll taxes	17,052	30,939	23,590
Pension and postretirement benefits	9,169	8,168	6,637
Accrued insurance and other taxes	52,501	62,781	58,742
Current maturities of long-term debt and short-term facilities	177,430	18,713	13,873
Accrued interest	23,004	16,156	22,461
Other current liabilities	38,577	54,948	33,653
Total Current Liabilities	492,131	366,658	343,022

Long-term debt	1,575,327	1,550,061	1,562,190
Pension, postretirement and postemployment benefits	226,924	224,538	252,923
Deferred income taxes, net	620,569	583,459	518,360
Other noncurrent liabilities	197,700	172,718	158,641
Total Liabilities	3,112,651	2,897,434	2,835,136

Equity:
Common stock, par value $0.01 per share	633	643	673
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,302,258	3,287,827	3,255,809
Accumulated other comprehensive loss	(103,833)	(105,622)	(106,723)
Retained earnings	743,593	874,436	1,190,807
Total Shareholders' Equity	3,942,651	4,057,284	4,340,566
Noncontrolling interests	2,985	2,893	1,617
Total Equity	3,945,636	4,060,177	4,342,183
Total Liabilities and Equity	$7,058,287	$6,957,611	$7,177,319

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands, Except Per Share Data)

Net Sales	$733,960	$631,876
Freight and delivery revenues	54,774	59,471
Total revenues	788,734	691,347

Cost of sales	589,326	557,615
Freight and delivery costs	54,774	59,471
Total cost of revenues	644,100	617,086

Gross Profit	144,634	74,261

Selling, general & administrative expenses	59,861	49,450
Acquisition-related expenses, net	425	1,604
Other operating expenses and (income), net	579	(2,364)
Earnings from Operations	83,769	25,571

Interest expense	20,034	19,331
Other nonoperating (income) and expenses, net	(1,030)	893
Earnings before taxes on income	64,765	5,347
Taxes on income	19,710	(812)
Consolidated net earnings	45,055	6,159
Less: Net earnings attributable to noncontrolling interests	61	33
Net Earnings Attributable to Martin Marietta Materials, Inc.	$44,994	$6,126

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$46,783	$5,562
Earnings attributable to noncontrolling interests	92	35
	$46,875	$5,597
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$0.70	$0.07
Diluted attributable to common shareholders	$0.69	$0.07

Weighted-Average Common Shares Outstanding:
Basic	64,158	67,411
Diluted	64,350	67,676

Cash Dividends Per Common Share	$0.40	$0.40

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2016	2015
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$45,055	$6,159
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	68,410	67,268
Stock-based compensation expense	7,228	2,907
Gain on divestitures and sales of assets	(100)	(1,576)
Deferred income taxes	17,988	27,774
Excess tax benefits from stock-based compensation transactions	(1,278)	(109)
Other items, net	(2,036)	1,192
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(29,695)	40,006
Inventories, net	(13,495)	(19,071)
Accounts payable	9,231	(20,328)
Other assets and liabilities, net	(34,300)	(69,097)
Net Cash Provided by Operating Activities	67,008	35,125

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(94,228)	(56,085)
Acquisitions, net	(123,000)	(10,589)
Cash received in acquisition	3,446	—
Proceeds from divestitures and sales of assets	3,415	1,475
Repayments from affiliate	—	1,808
Net Cash Used for Investing Activities	(210,367)	(63,391)

Cash Flows from Financing Activities:
Borrowings of debt	210,000	—
Repayments of debt	(26,390)	(4,738)
Payments on capital lease obligations	(780)	(795)
Change in bank overdraft	(10,235)	(183)
Dividends paid	(25,847)	(28,354)
Issuances of common stock	4,166	9,942
Repurchases of common stock	(150,000)	—
Excess tax benefits from stock-based compensation transactions	1,278	109
Net Cash Provided by (Used for) Financing Activities	2,192	(24,019)
Net Decrease in Cash and Cash Equivalents	(141,167)	(52,285)
Cash and Cash Equivalents, beginning of period	168,409	108,651
Cash and Cash Equivalents, end of period	$27,242	$56,366
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,394	$11,417
Cash paid for income taxes	$10,721	$18,678

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	64,479	$643	$3,287,827	$(105,622)	$874,436	$4,057,284	$2,893	$4,060,177
Consolidated net earnings	—	—	—	—	44,994	44,994	61	45,055
Other comprehensive (loss) earnings, net of tax	—	—	—	1,789	—	1,789	31	1,820
Dividends declared	—	—	—	—	(25,847)	(25,847)	—	(25,847)
Issuances of common stock for stock award plans	54	—	7,203	—	—	7,203	—	7,203
Repurchases of common stock	(1,028)	(10)	—	—	(149,990)	(150,000)	—	(150,000)
Stock-based compensation expense	—	—	7,228	—	—	7,228	—	7,228
Balance at March 31, 2016	63,505	$633	$3,302,258	$(103,833)	$743,593	$3,942,651	$2,985	$3,945,636

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is engaged principally in the construction aggregates business. The aggregates product line accounted for 55% of 2015 consolidated net sales and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s aggregates-related downstream product lines, which accounted for 27% of 2015 consolidated net sales and include asphalt products, ready mixed concrete and road paving construction services, are sold and shipped from a network of more than 400 quarries, distribution facilities and plants in 26 states, Nova Scotia and the Bahamas. The aggregates and aggregates-related downstream product lines are reported collectively as the “Aggregates business”.

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

The Corporation has a Cement segment, which accounted for 11% of 2015 consolidated net sales.  The Cement segment has production facilities located in Midlothian, Texas, south of Dallas/Fort Worth and Hunter, Texas, north of San Antonio.  The Cement business produces Portland and specialty cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The high calcium limestone reserves, used as a raw material, are owned by the Cement business and are adjacent to each of the plants.

The Corporation has a Magnesia Specialties segment with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties segment, which accounted for 7% of 2015 consolidated net sales, produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2016 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Debt Issuance Costs

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which amends the presentation of debt issuance costs in the financial statements.  The ASU requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and does not impact the recognition and measurement guidance for debt issuance costs. The Corporation adopted this ASU on January 1, 2016 and has retrospectively adjusted the prior periods presented, resulting in a reclassification of $3,588,000 and $4,427,000 from Other noncurrent assets to Long-term debt as of December 31, 2015 and March 31, 2015, respectively, and $533,000 from Other current assets to Current maturities of long-term debt and short-term maturities as of December 31, 2015 and March 31, 2015.

Revenue Recognition Standard

The FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective January 1, 2018 and can be applied on a full retrospective or modified retrospective approach. The Corporation is currently evaluating the impact the provisions of the new standard will have on its financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Lease Standard

In February 2016, the FASB issued a new accounting standard, Accounting Codification Standard 842 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019 and must be applied on a modified retrospective approach.  The Corporation is currently evaluating the impact the new standard will have on its financial statements.

Share-based Payment Standard

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies certain aspects of accounting guidance and requirements for share-based transactions.  The ASU is effective for reporting periods beginning January 1, 2017.  The Corporation is evaluating the impact of the ASU on its financial statements.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$44,994	$6,126
Other comprehensive earnings (loss), net of tax	1,789	(564)
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$46,783	$5,562

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Net earnings attributable to noncontrolling interests	$61	$33
Other comprehensive earnings, net of tax	31	2
Comprehensive earnings attributable to noncontrolling interests	$92	$35

Accumulated other comprehensive loss consists of unrealized gains and losses related to the funded status of pension and postretirement benefit plans; foreign currency translation; and the unamortized value of terminated forward starting interest rate swap agreements, and is presented on the Corporation’s consolidated balance sheets.

Changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended March 31, 2016
Balance at beginning of period	$(103,380)	$(264)	$(1,978)	$(105,622)
Other comprehensive earnings before reclassifications, net of tax	—	115	—	115
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,473	—	201	1,674
Other comprehensive earnings, net of tax	1,473	115	201	1,789
Balance at end of period	$(101,907)	$(149)	$(1,777)	$(103,833)

	Three Months Ended March 31, 2015
Balance at beginning of period	$(106,688)	$3,278	$(2,749)	$(106,159)
Other comprehensive loss before reclassifications, net of tax	—	(2,288)	—	(2,288)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,537	—	187	1,724
Other comprehensive earnings (loss), net of tax	1,537	(2,288)	187	(564)
Balance at end of period	$(105,151)	$990	$(2,562)	$(106,723)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended March 31, 2016
Balance at beginning of period	$66,467	$1,290	$67,757
Tax effect of other comprehensive earnings	(944)	(131)	(1,075)
Balance at end of period	$65,523	$1,159	$66,682

	Three Months Ended March 31, 2015
Balance at beginning of period	$68,568	$1,799	$70,367
Tax effect of other comprehensive earnings	(1,016)	(120)	(1,136)
Balance at end of period	$67,552	$1,679	$69,231

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings and
	2016	2015	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$59	$—
Amortization of:
Prior service credit	(374)	(471)
Actuarial loss	2,732	3,024
	2,417	2,553	Cost of sales; Selling, general and administrative expenses
Tax benefit	(944)	(1,016)	Taxes on income
	$1,473	$1,537

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$332	$307	Interest expense
Tax benefit	(131)	(120)	Taxes on income
	$201	$187

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to the Corporation’s certain stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2016 and 2015, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$44,994	$6,126
Less: Distributed and undistributed earnings attributable to unvested awards	298	1,369
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$44,696	$4,757

Basic weighted-average common shares outstanding	64,158	67,411
Effect of dilutive employee and director awards	192	265
Diluted weighted-average common shares outstanding	64,350	67,676

2.	Inventories, Net

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in Thousands)
Finished products	$443,470	$433,649	$428,783
Products in process and raw materials	59,761	55,194	70,558
Supplies and expendable parts	112,022	110,882	125,547
	615,253	599,725	624,888
Less: Allowances	(129,886)	(130,584)	(119,841)
Total	$485,367	$469,141	$505,047

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Long-Term Debt

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,201	$299,113	$298,842
7% Debentures, due 2025	124,024	124,002	123,938
6.25% Senior Notes, due 2037	227,933	227,917	227,880
4.25 % Senior Notes, due 2024	394,843	394,690	394,304
Floating Rate Notes, due 2017, interest rate of 2.13%, 1.71% and 1.36% at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	298,837	298,868	298,304
Term Loan Facility, due 2018, interest rate of 1.94%, 1.86% and 1.67% at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	217,109	222,521	231,259
Revolving Facility, interest rate of 3.75%	30,000	—	—
Trade Receivable Facility, interest rate of 1.13% at March 31, 2016	159,925	—	—
Other notes	885	1,663	1,536
Total debt	1,752,757	1,568,774	1,576,063
Less: Current maturities	(177,430)	(18,713)	(13,873)
Long-term debt	$1,575,327	$1,550,061	$1,562,190

The Corporation, through a wholly-owned special-purpose subsidiary, has a $250,000,000 trade receivable securitization facility (the “Trade Receivable Facility”), which matures on September 30, 2016.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A. and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $324,734,000, $282,258,000 and $280,101,000 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.  These receivables are originated by the Corporation and then sold to the wholly-owned special-purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.7%.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Long-Term Debt (continued)

In accordance with the amended Credit Agreement, the Corporation adjusted consolidated EBITDA to add back any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination, not to exceed $70,000,000. The Corporation was in compliance with this Ratio at March 31, 2016.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At March 31, 2016, December 31, 2015 and March 31, 2015, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Current debt maturities consist of borrowings under the Trade Receivable Facility as well as the current portions of the Term Loan Facility and other notes.  The increase in current debt maturities as of March 31, 2016 is attributable to the balance drawn on the Trade Receivable Facility.

On April 5, 2016, the Corporation repaid the $30,000,000 outstanding on the Revolving Facility.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three months ended March 31, 2016 and 2015, the Corporation recognized $332,000 and $307,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,400,000 until the maturity of the 6.6% Senior Notes in 2018.

4.	Financial Instruments

The Corporation’s financial instruments include cash equivalents, accounts receivable, notes receivable, bank overdraft, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Cash equivalents are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits. The Corporation’s cash equivalents have original maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Financial Instruments (continued)

The carrying values and fair values of the Corporation’s long-term debt were $1,752,757,000 and $1,817,950,000, respectively, at March 31, 2016; $1,568,774,000 and $1,625,193,000, respectively, at December 31, 2015; and $1,576,063,000 and $1,691,478,000, respectively, at March 31, 2015. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

5.	Income Taxes

The Corporation’s effective income tax rate for the three months ended March 31, 2016 was 30.4%.  The estimated effective income tax rates reflect the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction.  For the three months ended March 31, 2015, there was an income tax benefit which reflects the exercise of converted stock awards issued to former TXI personnel.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

6.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in Thousands)
Service cost	$5,507	$6,290	$34	$39
Interest cost	8,871	8,112	238	230
Expected return on assets	(9,434)	(9,104)	—	—
Amortization of:
Prior service cost (credit)	88	105	(462)	(576)
Actuarial loss (gain)	2,831	3,108	(99)	(82)
Settlement charge	59	—	—	—
Special termination benefit	126	256	—	—
Net periodic benefit cost (credit)	$8,048	$8,767	$(289)	$(389)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Commitments and Contingencies

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

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of March 31, 2016, December 31, 2015 and March 31, 2015.

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

8.	Business Segments

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Business Segments (Continued)

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Total revenues and net sales in the table below, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment sales, which are eliminated.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$186,347	$140,834
Southeast Group	71,671	64,678
West Group	392,995	320,571
Total Aggregates Business	651,013	526,083
Cement	73,551	102,100
Magnesia Specialties	64,170	63,164
Total	$788,734	$691,347

Net sales:
Mid-America Group	$173,372	$129,705
Southeast Group	67,284	59,770
West Group	363,926	287,082
Total Aggregates Business	604,582	476,557
Cement	69,873	96,565
Magnesia Specialties	59,505	58,754
Total	$733,960	$631,876

Earnings (Loss) from operations:
Mid-America Group	$14,424	$(4,203)
Southeast Group	6,971	(1,548)
West Group	38,797	14,499
Total Aggregates Business	60,192	8,748
Cement	26,316	12,229
Magnesia Specialties	20,563	17,789
Corporate	(23,302)	(13,195)
Total	$83,769	$25,571

The decline in the Cement business’s net sales is attributable to the California cement operations, included in the three months ended March 31, 2015 and divested as of September 30, 2015.  For the three months ended March 31, 2015, total revenues, net sales and loss from operations for the California cement operations were $33,759,000, $32,511,000 and $7,421,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Business Segments (continued)

Cement intersegment sales, which are to the aggregates and ready mixed concrete product lines in the West Group, were $27,147,000 and $18,377,000 for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Net sales:
Aggregates	$406,439	$332,214
Asphalt	3,875	9,645
Ready Mixed Concrete	186,785	127,572
Road Paving	7,483	7,126
Total Aggregates Business	604,582	476,557
Cement	69,873	96,565
Magnesia Specialties	59,505	58,754
Total	$733,960	$631,876

Gross profit (loss):
Aggregates	$81,083	$41,417
Asphalt	(2,269)	(1,463)
Ready Mixed Concrete	18,086	2,084
Road Paving	(3,894)	(3,311)
Total Aggregates Business	93,006	38,727
Cement	32,556	18,985
Magnesia Specialties	22,970	20,178
Corporate	(3,898)	(3,629)
Total	$144,634	$74,261

For the three months ended March 31, 2015, gross loss for the California cement operations was $4,046,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Other current and noncurrent assets	$(2,089)	$(4,083)
Accrued salaries, benefits and payroll taxes	(12,951)	(13,703)
Accrued insurance and other taxes	(10,280)	386
Accrued income taxes	(8,473)	(46,700)
Accrued pension, postretirement and postemployment benefits	5,775	5,830
Other current and noncurrent liabilities	(6,282)	(10,827)
	$(34,300)	$(69,097)

The change in accrued insurance and other taxes is attributable to certain property tax payments for tax year 2015 made in January 2016.  These property taxes for tax year 2014 were paid prior to in 2014. The change in accrued income taxes is attributable to an increase in income tax expense in the current year.

Noncash investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$—	$1,222
Acquisition of assets through asset exchange	—	5,153

10.Business Combination

During the quarter ended March 31, 2016, the Corporation acquired the outstanding stock of Rocky Mountain Materials and Asphalt, Inc., and Rocky Mountain Premix Inc.  The acquisition provides more than 500 million tons of mineral reserves and expands the Corporation’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population.  The acquired operations are reported through the West Group.  The Corporation has recorded preliminary fair values of the assets acquired and liabilities assumed; however, certain amounts are subject to change as additional reviews are performed, including asset and liability verification.  Specific accounts subject to ongoing purchase accounting include property, plant and equipment; goodwill; other intangible assets; deferred income taxes and accrued expenses.  The acquisition was not financially material and therefore pro forma information is not required.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Stock-Based Compensation

During the quarter ended March 31, 2016, the Corporation awarded its annual grant of stock-based compensation, which included 75,421 of performance stock units and 68,720 of restricted stock units.  The grant-date fair value of each award is $142.02 for the performance stock units and $124.41 for the restricted stock units.  No stock options are expected to be awarded in 2016.  In past years, annual stock-based compensation awards were primarily made in the second quarter of the year.  The change in the composition of the awards and the timing of the annual grant resulted in higher expense recorded in the first quarter compared with prior years.  For the quarters ended March 31, 2016 and 2015, stock-based compensation expense was $7,228,000 and $2,907,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Corporation or Martin Marietta) is a leading supplier of aggregates products (crushed stone, sand and gravel) and heavy building materials for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural and chemical grade stone used in environmental applications. The Corporation’s annual consolidated net sales and operating earnings are predominately derived from its Aggregates business, which mines, processes and sells granite, limestone, sand, gravel and other aggregates-related downstream products, including asphalt, ready mixed concrete and road paving construction services for use in all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses. The Aggregates business shipped and delivered aggregates, asphalt products and ready mixed concrete from a network of more than 400 quarries, underground mines, distribution facilities and plants in 26 states, Nova Scotia and the Bahamas. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, agricultural, utility and environmental industries.

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

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

The Cement business produces Portland and specialty cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The production facilities are located in Midlothian, Texas, south of Dallas/Fort Worth and Hunter, Texas, north of San Antonio. The limestone reserves used as a raw material are located on property, owned by the Corporation, adjacent to each of the plants. In addition to the manufacturing facilities, the Corporation operates cement distribution terminals.

The Corporation also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2016 and 2015 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Consolidated Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$144,634	$74,261
Total revenues	$788,734	$691,347
Gross margin	18.3%	10.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Consolidated Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$144,634	$74,261
Total revenues	$788,734	$691,347
Less: Freight and delivery revenues	(54,774)	(59,471)
Net sales	$733,960	$631,876
Gross margin excluding freight and delivery revenues	19.7%	11.8%

Consolidated Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Earnings from operations	$83,769	$25,571
Total revenues	$788,734	$691,347
Operating margin	10.6%	3.7%

Consolidated Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Earnings from operations	$83,769	$25,571
Total revenues	$788,734	$691,347
Less: Freight and delivery revenues	(54,774)	(59,471)
Net sales	$733,960	$631,876
Operating margin excluding freight and delivery revenues	11.4%	4.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Consolidated Heritage Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$145,959	$74,261
Total revenues	$783,393	$691,347
Gross margin	18.6%	10.7%

Consolidated Heritage Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$145,959	$74,261
Total revenues	$783,393	$691,347
Less: Freight and delivery revenues	(54,738)	(59,471)
Net sales	$728,655	$631,876
Gross margin excluding freight and delivery revenues	20.0%	11.8%

Cement Business Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$32,556	$18,985
Total revenues	$73,551	$102,100
Gross margin	44.3%	18.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Cement Business Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$32,556	$18,985
Total revenues	$73,551	$102,100
Less: Freight and delivery revenues	(3,678)	(5,535)
Net sales	$69,873	$96,565
Gross margin excluding freight and delivery revenues	46.6%	19.7%

Magnesia Specialties Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$22,970	$20,178
Total revenues	$64,170	$63,164
Gross margin	35.8%	31.9%

Magnesia Specialties Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$22,970	$20,178
Total revenues	$64,170	$63,164
Less: Freight and delivery revenues	(4,665)	(4,410)
Net sales	$59,505	$58,754
Gross margin excluding freight and delivery revenues	38.6%	34.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Ready Mixed Concrete Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$18,086	$2,084
Total revenues	$187,082	$127,802
Gross margin	9.7%	1.6%

Ready Mixed Concrete Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit	$18,086	$2,084
Total revenues	$187,082	$127,802
Less: Freight and delivery revenues	(297)	(230)
Net sales	$186,785	$127,572
Gross margin excluding freight and delivery revenues	9.7%	1.6%

Earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings or operating cash flow.  EBITDA is as follows for the three months ended March 31, 2016 and 2015.

A reconciliation of net earnings (loss) attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three Months Ended
	March 31,
	2016	2015
Net Earnings Attributable to Martin Marietta Materials, Inc.	$44,994	$6,126
Add back:
Interest expense	20,034	19,331
Income tax expense (benefit) for controlling interests	19,667	(826)
Depreciation, depletion and amortization expense	67,926	66,575
Consolidated EBITDA	$152,621	$91,206

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Incremental gross margin (excluding freight and delivery revenues) is a non-GAAP measure.  The Corporation presents this metric to enhance analysts’ and investors’ understanding of the impact of increased net sales on profitability.  The following shows the calculation of consolidated incremental gross margin (excluding freight and delivery revenues) for the quarter ended March 31, 2016 (dollars in thousands).

Consolidated net sales for the quarter ended March 31, 2016	$733,960
Consolidated net sales for the quarter ended March 31, 2015	631,876
Incremental net sales	$102,084

Consolidated gross profit for the quarter ended March 31, 2016	$144,634
Consolidated gross profit for the quarter ended March 31, 2015	74,261
Incremental gross profit	$70,373

Consolidated incremental gross margin (excluding freight and delivery revenues) for quarter ended March 31, 2016	68.9%

Significant items for the quarter ended March 31, 2016 (unless noted, all comparisons are versus the prior-year quarter):

•	Record consolidated net sales of $734.0 million compared with $631.9 million, an increase of 16.2%
•	Aggregates product line volume increase of 13.1%; aggregates product line price increase of 8.1%
•	Cement business net sales of $69.9 million and gross profit of $32.6 million
•	Magnesia Specialties net sales of $59.5 million and gross profit of $23.0 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 19.7%, an increase of 790 basis points
•	Consolidated selling, general and administrative expenses (“SG&A”) of $59.9 million, or 8.2% of net sales
•	Consolidated earnings from operations of $83.8 million compared with $25.6 million
•	Earnings per diluted share of $0.69 compared with $0.07

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2016 and 2015. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$173,372		$129,705
Southeast Group	67,284		59,770
West Group	358,621		287,082
Total Heritage Aggregates Business	599,277	100.0	476,557	100.0
Cement	69,873	100.0	96,565	100.0
Magnesia Specialties	59,505	100.0	58,754	100.0
Total Heritage Consolidated	728,655	100.0	631,876	100.0
Acquisitions:
Aggregates Business – West Group	5,305		—
Total	$733,960	100.0	$631,876	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$27,424	15.8	$7,144	5.5
Southeast Group	10,330	15.4	3,099	5.2
West Group	56,577	15.8	28,484	9.9
Total Heritage Aggregates Business	94,331	15.7	38,727	8.1
Cement	32,556	46.6	18,985	19.7
Magnesia Specialties	22,970	38.6	20,178	34.3
Corporate	(3,898)		(3,629)
Total Heritage Consolidated	145,959	20.0	74,261	11.8
Acquisitions:
Aggregates Business – West Group	(1,325)		—
Total	$144,634	19.7	$74,261	11.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$13,135	7.6	$12,945	10.0
Southeast Group	3,879	5.8	4,289	7.2
West Group	16,816	4.7	15,709	5.5
Total Heritage Aggregates Business	33,830	5.6	32,943	6.9
Cement	6,256	9.0	6,675	6.9
Magnesia Specialties	2,345	3.9	2,366	4.0
Corporate	17,328		7,466
Total Heritage Consolidated	59,759	8.2	49,450	7.8
Acquisitions:
Aggregates Business – West Group	102		—
Total	$59,861	8.2	$49,450	7.8

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$14,424	8.3	$(4,203)	(3.2)
Southeast Group	6,971	10.4	(1,548)	(2.6)
West Group	40,228	11.2	14,499	5.1
Total Heritage Aggregates Business	61,623	10.3	8,748	1.8
Cement	26,316	37.7	12,229	12.7
Magnesia Specialties	20,563	34.6	17,789	30.3
Corporate	(23,302)		(13,195)
Total Heritage Consolidated	85,200	11.7	25,571	4.0
Acquisitions:
Aggregates Business – West Group	(1,431)		—
Total	$83,769	11.4	$25,571	4.0

For the three months ended March 31, 2015, net sales, gross loss, SG&A and loss from operations for the California cement operations were $33,108,000, $4,071,000, $2,504,000 and $7,421,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$404,052	$332,214
Asphalt	3,655	9,645
Ready Mixed Concrete	184,088	127,572
Road Paving	7,482	7,126
Total Heritage	599,277	476,557
Acquisitions:
Aggregates	2,387	—
Asphalt	220	—
Ready Mixed Concrete	2,698	—
Total Acquisitions	5,305	—
Total Aggregates Business	$604,582	$476,557

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended
	March 31, 2016
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	27.8%	4.3%
Southeast Group	5.6%	7.3%
West Group	4.4%	11.3%
Heritage Aggregates Operations(2)	12.8%	8.1%
Aggregates Product Line (3)	13.3%	8.1%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

	Three Months Ended
	March 31,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	12,922	10,110
Southeast Group	4,318	4,090
West Group	15,279	14,636
Heritage Aggregates Operations(2)	32,519	28,836
Acquisitions	146	—
Aggregates Product Line (3)	32,665	28,836

	Three Months Ended
	March 31,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	30,603	27,132
Internal tons used in other product lines	1,916	1,704
Total heritage aggregates tons	32,519	28,836

Acquisitions:
Tons to external customers	141	—
Internal tons used in other product lines	5	—
Total acquisition aggregates tons	146	—
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates product line shipments reflect growth in all end-use markets.  Shipments to the infrastructure market comprised 39% of quarterly volumes and increased 13%.  Growth was driven by large projects in North Carolina and Georgia, two states that passed legislation in 2015 increasing near and long-term state infrastructure spending.

The nonresidential market represented 33% of quarterly aggregates product line shipments and increased 14%.  The Mid-America Group led with a 50% increase in heavy nonresidential and 25% in light nonresidential.  Notably, an improving economy is driving business investment in, for example, industrial warehouse and distribution facilities, which have been dormant in much of the Mid-America Group’s markets over the past several years.  The West Group saw a

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

slight increase in nonresidential activity as the diversified Texas economy generated a broad range of projects replacing energy-related shale shipments currently displaced by volatile oil prices.

The residential end-use market accounted for 18% of quarterly aggregates product line shipments. Volumes within this market increased 20% as the housing recovery continues and expands, particularly in the Corporation’s markets in the southeastern United States.  Housing activity in the United States generally remains well below historic averages. That said, housing permits, starts and completions are all up more than ten percent for the trailing-twelve months ended March 2016. Notably, during the first quarter, North Carolina, Iowa, Florida and South Carolina all reported double-digit growth in housing starts. The ChemRock/Rail market accounted for the remaining 10% of aggregates product line volumes and increased slightly.

Overall, aggregates product line shipments increased 13.1%.  Geographically, growth was led by the Mid-America Group, which increased 27.8%. The Southeast and West Groups achieved an increase of 5.6% and 4.4%, respectively.

The average per-ton selling price for the heritage aggregates product line was $13.04 and $12.06 for the three months ended March 31, 2016 and 2015, respectively.  Aggregates product line pricing improvement of 8.1% reflects growth in all reportable groups, led by the 11.3% increase in the West Group. The most significant improvement was achieved in Colorado, followed by Central and South Texas.  The Southeast Group and Mid-America Group reported increases of 7.3% and 4.3%, respectively. The average per-ton selling price for the acquired aggregates product line was $12.50 for the three months ended March 31, 2016.

The Corporation’s aggregates-related downstream product lines include asphalt, ready mixed concrete and road paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
March 31,
	2016	2015
Heritage:
Asphalt	$42.85/ton	$43.65/ton
Ready Mixed Concrete	$102.28/yd³	$91.72/yd³
Acquisitions:
Asphalt	$39.95/ton	—
Ready Mixed Concrete	$115.84/yd³	—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	March 31,
	2016	2015
Asphalt Product Line (in thousands):
Tons to external customers	69	213
Internal tons used in road paving business	65	57
Total heritage asphalt tons	134	270

Acquisitions:
Tons to external customers	11	—

Ready Mixed Concrete (in thousands of cubic yards):
Heritage	1,763	1,363
Acquisitions	23	—
Total cubic yards	1,786	1,363

The decline in asphalt product line shipments is primarily attributable to the divestiture of San Antonio Asphalt operations, sold in third quarter 2015, which contributed 123,000 tons during the three months ended March 31, 2015.

The ready mixed concrete product line benefitted from strong demand and much improved operating conditions, driving a reported 31.0% increase in shipments and an 11.7% increase in average selling price, resulting in a 46.4% increase in net sales and an 810-basis-point improvement in gross margin (excluding freight and delivery revenues).

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

Cement Business

The Cement business benefitted from strong demand and better weather in Texas and for the quarter generated $69.9 million of net sales and $32.6 million of gross profit. Cement shipments increased 13.8% coupled with a 3.6% improvement in pricing (excluding the impact of the California cement operations sold in 2015). The Corporation’s reported quarterly gross margin (excluding freight and delivery revenues) of 46.6% compared very favorably to the prior year quarter’s 35.9% (excluding the impact of the California cement operations sold in 2015), which was partly aided by

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

favorable energy costs. The business announced price increases effective April 1, 2016. However, there is a lag time before the full impact of the price increases are realized.

The Cement business is benefitting from broad based strength in Texas markets, where demand exceeds local supply. During the first quarter 2016, the business incurred $5.6 million in planned cement kiln maintenance costs, and expects to incur $2.7 million, $12.6 million and $1.5 million in the second, third and fourth quarters, respectively.

Cement shipments for the three months ended March 31 were (tons in thousands):

	2016	2015
Tons to external customers	685	1,025
Internal tons used in other product lines	272	192
Total cement tons	957	1,217

The decline in 2016 shipments is attributable to the prior-year divestiture of the California operations, which accounted for 376,000 tons in the first-quarter of 2015.

The Portland Cement Association, or PCA, forecasts continued favorable supply/demand imbalance in Texas over the next several years.  Further, the PCA currently forecasts growth each year through 2019.

Magnesia Specialties Business

Magnesia Specialties continued to deliver strong performance and generated first-quarter net sales of $59.5 million. Gross margin (excluding freight and delivery revenues) in the quarter expanded 430 basis points to a record 38.6%. First-quarter earnings from operations were $20.6 million compared with $17.8 million.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2015	$74,261
Heritage aggregates product line:
Volume strength	45,158
Pricing strength	31,815
Cost increases, net	(36,125)
Increase in heritage aggregates product line gross profit	40,848
Heritage aggregates-related downstream product lines	14,756
Acquired Aggregates business operations	(1,325)
Increase in Cement	13,571
Increase in Magnesia Specialties	2,792
Decrease in Corporate	(269)
Increase in consolidated gross profit	70,373
Consolidated gross profit, quarter ended March 31, 2016	$144,634

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$82,265	$41,417
Asphalt	(2,067)	(1,463)
Ready Mixed Concrete	18,000	2,084
Road Paving	(3,867)	(3,311)
Total Aggregates Business	94,331	38,727
Cement	32,556	18,985
Magnesia Specialties	22,970	20,178
Corporate	(3,898)	(3,629)
Total Heritage	145,959	74,261
Acquisitions:
Aggregates	(1,182)	—
Asphalt	(202)	—
Ready Mixed Concrete	86	—
Road Paving	(27)	—
Total Acquisitions	(1,325)	—
Total	$144,634	$74,261

The consolidated heritage gross margin (excluding freight and delivery revenues) for the quarter was 20%, an 830-basis-point improvement compared with the prior-year quarter.  The increase reflects better weather, which lead to increased shipments, pricing growth, management’s cost-disciplined approach and divesting the low-margin California cement operations in the third quarter of 2015.

Consolidated Operating Results

Consolidated SG&A was 8.2% of net sales compared with 7.8% in the prior-year quarter. The increase of 40 basis points reflects increased incentive compensation costs and continued investment in information systems improvements.  Earnings from operations for the quarter were $83.8 million compared with $25.6 million in the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating income and expenses, net, was an expense of $0.6 million in 2016 and income of $2.4 million in 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

Other nonoperating income and expenses, net, includes foreign currency transaction gains and losses, interest and other miscellaneous income and equity adjustments for nonconsolidated affiliates.

The estimated effective income tax rate for the quarter was 30%, in line with annual guidance.  For the year, the Company expects to fully utilize the remaining allowable net operating loss carryforwards of $33 million acquired with TXI.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the first quarter was $67.1 million compared with $35.1 million for the same period in 2015. The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Depreciation	$61,353	$59,796
Depletion	3,236	3,078
Amortization	3,821	4,394
	$68,410	$67,268

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2015 net cash provided by operating activities was $573.2 million compared with $35.1 million for the first three months of 2015.

During the first three months ended March 31, 2016, the Corporation invested $94.2 million of capital into its business. Full-year capital spending is expected to approximate $350 million.

During the quarter ended March 31, 2016, the Corporation acquired the outstanding stock of Rocky Mountain Materials and Asphalt, Inc., and Rocky Mountain Premix Inc.  The acquisition included four aggregates plants, two asphalt plants and two ready mixed concrete operations, and provides more than 500 million tons of mineral reserves and expands the Corporation’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first quarter, the Corporation repurchased 1,028,000 shares of common stock for $150 million.  At March 31, 2016, 15,686,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of a $250 million Term Loan Facility and a $350 million Revolving Facility) requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined, for the trailing twelve month period (the Ratio) to not exceed 3.50x as of the end of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility, consolidated debt, including debt for which the Corporation is a co-borrower, will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

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

In accordance with the amended Credit Agreement, the Corporation adjusted consolidated EBITDA to add back any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination, not to exceed $70,000,000.

At March 31, 2016, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing-twelve months EBITDA was 2.09 times and was calculated as follows:

April 1, 2015 to
March 31, 2016
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$327,661
Add back:
Interest expense	76,991
Income tax expense	145,286
Depreciation, depletion and amortization expense	262,485
Stock-based compensation expense	17,910
Acquisition-related expenses, net, related to the TXI acquisition	20,616
Deduct:
Interest income	(549)
Consolidated EBITDA, as defined	$850,400
Consolidated debt, including debt for which the Corporation is a co-borrower, at March 31, 2016	$1,777,064
Consolidated debt to consolidated EBITDA, as defined, at March 31, 2016 for the trailing-twelve months EBITDA	2.09x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

outstanding balances as immediately due. Outstanding amounts on the Trade Receivable Facility have been classified as a current liability on the Corporation’s consolidated balance sheet.

On April 5, 2016, the Corporation repaid the $30,000,000 outstanding on the Revolving Facility.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. At March 31, 2016, the Corporation had $407 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 30, 2016.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility at March 31, 2016. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

TRENDS AND RISKS

The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2015. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Corporation is encouraged by positive trends in the markets it serves and its ability to execute its strategic business plans.  Notably:

•

For the public sector, modest growth is expected in 2016 as new monies begin to flow into the system, particularly in the second half of the year.  Additionally, state initiatives to finance infrastructure projects, including support from TIFIA (Transportation Infrastructure Finance and Innovation Act), are expected to grow and continue to play an expanded role in public-sector activity.

•

Nonresidential construction is expected to increase in both the heavy industrial and commercial sectors.  The Dodge Momentum Index is near its highest level since 2009 and signals continued growth.  Additionally, energy-related economic activity, including follow-on public and private construction activities in its primary markets, will be mixed with overall strength in large downstream construction projects more than offsetting declines in shale exploration-related volumes.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

•

Residential construction is expected to continue to experience good growth metrics, driven by positive employment gains, historically low levels of construction activity over the previous several years, low mortgage rates, significant lot absorption, and higher multi-family rental rates.

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to, the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a further slowdown in energy-related drilling activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Specialty Products business, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Corporation’s materials, particularly in areas with significant energy-related activity, such as Texas and Colorado;

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2016

(Continued)

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

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015, by writing to:

Martin Marietta

Attn: Corporate Secretary

2710 Wycliff Road

Raleigh, North Carolina 27607-3033

Additionally, Martin Marietta’s Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Corporation’s website. Filings with the Securities and Exchange Commission accessed via the website are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:

Telephone: (919) 510-4776

Website address: www.martinmarietta.com

Information included on the Corporation’s website is not incorporated into, or otherwise create a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal and state budget and deficit issues. Further, delays or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near zero percent during the three months ended March 31, 2016, unchanged since 2008. The residential construction market accounted for 17% of the Corporation’s aggregates product line shipments in 2015.

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

Variable-Rate Borrowing Facilities. At March 31, 2016, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $407 million, which was the collective outstanding balance at March 31, 2016, would increase interest expense by $4.1 million on an annual basis.

Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Corporation. The Corporation entered into a fixed price arrangement, which expires December 31, 2016, for approximately 40% of its diesel fuel to reduce its diesel fuel price risk. The Magnesia Specialties business has fixed price agreements covering half of its 2016 coal requirements and the cement business has fixed pricing agreements on 100% of its 2016 coal requirements. A hypothetical 10% change in the Corporation’s energy prices in 2016 as compared with 2015, assuming constant volumes, would change 2016 energy expense by $25.7 million. However, the impact would be partially offset by the change in the amount capitalized into inventory standards.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

(Continued)

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.  Based on forecasted net sales for the Cement business for full-year 2016 of $310 million to $325 million, a hypothetical 10% change in sales price would impact net sales by $31 million to $32.5 million.

Item 4. Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	16,714,620
February 1, 2016 - February 29, 2016	479,000	$140.57	479,000	16,235,620
March 1, 2016 - March 31, 2016	549,000	$150.44	549,000	15,686,620

Reference is made to the press release dated February 10, 2015 for the December 31, 2014 fourth-quarter and full-year results and announcement of the share repurchase program. The Corporation’s Board of Directors authorized a maximum of 20 million shares to be repurchased under the program.  The program does not have an expiration date.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01	Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

10.02	Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

31.01	Certification dated May 5, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 5, 2016	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2016

EXHIBIT INDEX

Exhibit No.	Document

10.01	Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

10.02	Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan

31.01	Certification dated May 5, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase