Form 10-Q
period 2016-06-30
MARTIN MARIETTA MATERIALS INC
filed 2016-08-04
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2016
Common Stock, $0.01 par value	63,437,540

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFOMRATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$28,596	$168,409	$44,169
Accounts receivable, net	534,459	410,921	497,468
Inventories, net	504,877	469,141	479,856
Assets held for sale	—	—	426,495
Other current assets	53,997	33,164	82,134
Total Current Assets	1,121,929	1,081,635	1,530,122

Property, plant and equipment	5,896,512	5,613,198	5,421,449
Allowances for depreciation, depletion and amortization	(2,574,307)	(2,457,198)	(2,371,926)
Net property, plant and equipment	3,322,205	3,156,000	3,049,523
Goodwill	2,136,783	2,068,235	2,065,882
Operating permits, net	442,349	444,725	447,702
Other intangibles, net	64,327	65,827	67,242
Other noncurrent assets	145,712	141,189	99,926
Total Assets	$7,233,305	$6,957,611	$7,260,397

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$7,143	$10,235	$—
Accounts payable	197,733	164,718	201,235
Accrued salaries, benefits and payroll taxes	24,864	30,939	27,590
Pension and postretirement benefits	9,120	8,168	8,133
Accrued insurance and other taxes	62,525	62,781	57,078
Current maturities of long-term debt and short-term facilities	238,155	18,713	15,433
Accrued interest	16,573	16,156	16,165
Other current liabilities	45,491	54,948	37,667
Total Current Liabilities	601,604	366,658	363,301

Long-term debt	1,541,062	1,550,061	1,637,905
Pension, postretirement and postemployment benefits	236,562	224,538	272,461
Deferred income taxes, net	639,776	583,459	521,932
Other noncurrent liabilities	197,801	172,718	154,365
Total Liabilities	3,216,805	2,897,434	2,949,964

Equity:
Common stock, par value $0.01 per share	633	643	668
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,318,859	3,287,827	3,274,098
Accumulated other comprehensive loss	(106,068)	(105,622)	(112,814)
Retained earnings	800,028	874,436	1,146,821
Total Shareholders' Equity	4,013,452	4,057,284	4,308,773
Noncontrolling interests	3,048	2,893	1,660
Total Equity	4,016,500	4,060,177	4,310,433
Total Liabilities and Equity	$7,233,305	$6,957,611	$7,260,397

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net Sales	$915,436	$850,249	$1,649,396	$1,482,124
Freight and delivery revenues	61,862	71,170	116,636	130,641
Total revenues	977,298	921,419	1,766,032	1,612,765

Cost of sales	668,735	650,096	1,258,061	1,207,710
Freight and delivery costs	61,862	71,170	116,636	130,641
Total cost of revenues	730,597	721,266	1,374,697	1,338,351

Gross Profit	246,701	200,153	391,335	274,414

Selling, general & administrative expenses	61,509	56,783	121,370	106,233
Acquisition-related expenses, net	896	2,092	1,322	3,696
Other operating (income) and expenses, net	(3,446)	4,294	(2,869)	1,930
Earnings from Operations	187,742	136,984	271,512	162,555

Interest expense	20,294	19,087	40,328	38,418
Other nonoperating (income) and expenses, net	(8,100)	(3,011)	(9,130)	(2,118)
Earnings before taxes on income	175,548	120,908	240,314	126,255
Taxes on income	53,435	38,929	73,145	38,117
Consolidated net earnings	122,113	81,979	167,169	88,138
Less: Net earnings attributable to noncontrolling interests	61	41	122	73
Net Earnings Attributable to Martin Marietta Materials, Inc.	$122,052	$81,938	$167,047	$88,065

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$119,817	$75,847	$166,601	$81,410
Earnings attributable to noncontrolling interests	63	43	155	78
	$119,880	$75,890	$166,756	$81,488
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$1.91	$1.23	$2.61	$1.30
Diluted attributable to common shareholders	$1.90	$1.22	$2.60	$1.30

Weighted-Average Common Shares Outstanding:
Basic	63,532	67,373	63,845	67,392
Diluted	63,802	67,633	64,091	67,654

Cash Dividends Per Common Share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2016	2015
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$167,169	$88,138
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	139,617	134,958
Stock-based compensation expense	12,801	7,524
Gain on divestitures and sales of assets	(261)	(853)
Deferred income taxes	34,389	33,906
Excess tax benefits from stock-based compensation transactions	(3,948)	(55)
Other items, net	(5,767)	(341)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(117,524)	(76,061)
Inventories, net	(33,131)	(27,661)
Accounts payable	32,521	(3,416)
Other assets and liabilities, net	(22,495)	(29,070)
Net Cash Provided by Operating Activities	203,371	127,069

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(210,559)	(127,990)
Acquisitions, net	(123,000)	(10,713)
Cash received in acquisition	3,446	—
Proceeds from divestitures and sales of assets	4,474	1,972
Repayments from affiliate	—	1,808
Payment of railcar construction advances	—	(25,234)
Reimbursement of railcar construction advances	—	25,234
Net Cash Used for Investing Activities	(325,639)	(134,923)

Cash Flows from Financing Activities:
Borrowings of debt	280,000	80,000
Repayments of debt	(70,420)	(8,144)
Payments on capital lease obligations	(1,563)	(1,831)
Change in bank overdraft	(3,092)	(183)
Dividends paid	(51,467)	(54,285)
Issuances of common stock	15,049	27,760
Repurchases of common stock	(190,000)	(100,000)
Excess tax benefits from stock-based compensation transactions	3,948	55
Net Cash Used for Financing Activities	(17,545)	(56,628)
Net Decrease in Cash and Cash Equivalents	(139,813)	(64,482)
Cash and Cash Equivalents, beginning of period	168,409	108,651
Cash and Cash Equivalents, end of period	$28,596	$44,169
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$36,630	$35,447
Cash paid for income taxes	$47,159	$24,334

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	64,479	$643	$3,287,827	$(105,622)	$874,436	$4,057,284	$2,893	$4,060,177
Consolidated net earnings	—	—	—	—	167,047	167,047	122	167,169
Other comprehensive earnings, net of tax	—	—	—	(446)	—	(446)	33	(413)
Dividends declared	—	—	—	—	(51,467)	(51,467)	—	(51,467)
Issuances of common stock for stock award plans	197	2	18,231	—	—	18,233	—	18,233
Repurchases of common stock	(1,244)	(12)	—	—	(189,988)	(190,000)	—	(190,000)
Stock-based compensation expense	—	—	12,801	—	—	12,801	—	12,801
Balance at June 30, 2016	63,432	$633	$3,318,859	$(106,068)	$800,028	$4,013,452	$3,048	$4,016,500

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is engaged principally in the construction aggregates business. The aggregates product line accounted for 56% of consolidated net sales for the six months ended June 30, 2016 (55% of full-year 2015 consolidated net sales) and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. These aggregates products, along with the Corporation’s aggregates-related downstream product lines, which accounted for 29% of consolidated net sales for the six months ended June 30, 2016 (27% of full-year 2015 consolidated net sales) and include asphalt products, ready mixed concrete and road paving construction services, are sold and shipped from a network of more than 400 quarries, distribution facilities and plants in 26 states, Nova Scotia and the Bahamas. The aggregates and aggregates-related downstream product lines are reported collectively as the “Aggregates business”.

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

The Corporation has a Cement segment, which accounted for 8% of consolidated net sales for the six months ended June 30, 2016 (11% of full-year 2015 consolidated net sales).  The Cement segment has production facilities located in Midlothian, Texas, south of Dallas-Fort Worth and Hunter, Texas, north of San Antonio.  The Cement business produces Portland and specialty cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The high calcium limestone reserves, used as a raw material, are owned by the Cement business and are adjacent to each of the plants.

The Corporation has a Magnesia Specialties segment with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties segment, which accounted for 7% of consolidated net sales for the six months ended June 30, 2016 (7% of full-year 2015 consolidated net sales), produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the six months ended June 30, 2016 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Debt Issuance Costs

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which amends the presentation of debt issuance costs in the financial statements.  The ASU requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and does not impact the recognition and measurement guidance for debt issuance costs. The Corporation adopted ASU 2015-03 on January 1, 2016 and has retrospectively adjusted the prior periods presented, resulting in a reclassification of $3,588,000 and $4,130,000 from Other noncurrent assets to Long-term debt as of December 31, 2015 and June 30, 2015, respectively, and $533,000 from Other current assets to Current maturities of long-term debt and short-term maturities as of December 31, 2015 and June 30, 2015.

Revenue Recognition Standard

The FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective January 1, 2018 and can be applied on a full retrospective or modified retrospective approach. The Corporation will not early adopt this standard.  The Corporation is currently evaluating the impact the provisions of the new standard will have on its financial statements and expects to complete its evaluation by the end of 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Lease Standard

In February 2016, the FASB issued a new accounting standard, Accounting Standards Update 2016-2 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019 and must be applied on a modified retrospective approach.  The Corporation is currently evaluating the impact the new standard will have on its financial statements.

Share-based Payment Standard

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting guidance and requirements for share-based transactions.  The ASU is effective for reporting periods beginning January 1, 2017.  The Corporation is evaluating the impact of the ASU on its financial statements.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$122,052	$81,938	$167,047	$88,065
Other comprehensive loss, net of tax	(2,235)	(6,091)	(446)	(6,655)
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$119,817	$75,847	$166,601	$81,410

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net earnings attributable to noncontrolling interests	$61	$41	$122	$73
Other comprehensive earnings, net of tax	2	2	33	5
Comprehensive earnings attributable to noncontrolling interests	$63	$43	$155	$78

Accumulated other comprehensive loss consists of unrealized gains and losses related to the funded status of pension and postretirement benefit plans; foreign currency translation; and the unamortized value of terminated forward starting interest rate swap agreements, and is presented on the Corporation’s consolidated balance sheets.

Changes in accumulated other comprehensive (loss) earnings, net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended June 30, 2016
Balance at beginning of period	$(101,907)	$(149)	$(1,777)	$(103,833)
Other comprehensive loss before reclassifications, net of tax	(3,736)	(232)	—	(3,968)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,529	—	204	1,733
Other comprehensive (loss) earnings, net of tax	(2,207)	(232)	204	(2,235)
Balance at end of period	$(104,114)	$(381)	$(1,573)	$(106,068)

	Three Months Ended June 30, 2015
Balance at beginning of period	$(105,151)	$990	$(2,562)	$(106,723)
Other comprehensive (loss) earnings before reclassifications, net of tax	(10,670)	229	—	(10,441)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	4,158	—	192	4,350
Other comprehensive (loss) earnings, net of tax	(6,512)	229	192	(6,091)
Balance at end of period	$(111,663)	$1,219	$(2,370)	$(112,814)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $2,346,000 and $6,793,000 for the three months ended June 30, 2016 and 2015, respectively.

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Six Months Ended June 30, 2016
Balance at beginning of period	$(103,380)	$(264)	$(1,978)	$(105,622)
Other comprehensive loss before reclassifications, net of tax	(3,830)	(117)	—	(3,947)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	3,096	—	405	3,501
Other comprehensive (loss) earnings, net of tax	(734)	(117)	405	(446)
Balance at end of period	$(104,114)	$(381)	$(1,573)	$(106,068)

	Six Months Ended June 30, 2015
Balance at beginning of period	$(106,688)	$3,278	$(2,749)	$(106,159)
Other comprehensive loss before reclassifications, net of tax	(10,845)	(2,059)	—	(12,904)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	5,870	—	379	6,249
Other comprehensive (loss) earnings, net of tax	(4,975)	(2,059)	379	(6,655)
Balance at end of period	$(111,663)	$1,219	$(2,370)	$(112,814)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $2,405,000 and $6,904,000 for the six months ended June 30, 2016 and 2015, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended June 30, 2016
Balance at beginning of period	$65,523	$1,159	$66,682
Tax effect of other comprehensive earnings	1,408	(136)	1,272
Balance at end of period	$66,931	$1,023	$67,954

	Three Months Ended June 30, 2015
Balance at beginning of period	$67,552	$1,679	$69,231
Tax effect of other comprehensive earnings	4,073	(125)	3,948
Balance at end of period	$71,625	$1,554	$73,179

	Six Months Ended June 30, 2016
Balance at beginning of period	$66,467	$1,290	$67,757
Tax effect of other comprehensive earnings	464	(267)	197
Balance at end of period	$66,931	$1,023	$67,954

	Six Months Ended June 30, 2015
Balance at beginning of period	$68,568	$1,799	$70,367
Tax effect of other comprehensive earnings	3,057	(245)	2,812
Balance at end of period	$71,625	$1,554	$73,179

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2016	2015	2016	2015	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$—	$—	$59	$—
Amortization of:
Prior service credit	(518)	(469)	$(806)	$(939)
Actuarial loss	3,007	7,274	5,787	10,546
	2,489	6,805	5,040	9,607	Cost of sales; Selling, general and administrative expenses
Tax benefit	(960)	(2,647)	(1,944)	(3,737)	Taxes on income
	$1,529	$4,158	$3,096	$5,870

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$340	$317	$672	$624	Interest expense
Tax benefit	(136)	(125)	(267)	(245)	Taxes on income
	$204	$192	$405	$379

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Corporation’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2016 and 2015, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$122,052	$81,938	$167,047	$88,065
Less: Distributed and undistributed earnings attributable to unvested awards	519	(876)	730	403
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$121,533	$82,814	$166,317	$87,662

Basic weighted-average common shares outstanding	63,532	67,373	63,845	67,392
Effect of dilutive employee and director awards	270	260	246	262
Diluted weighted-average common shares outstanding	63,802	67,633	64,091	67,654

2.	Inventories, Net

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Dollars in Thousands)
Finished products	$463,807	$433,649	$425,732
Products in process and raw materials	60,324	55,194	62,059
Supplies and expendable parts	113,110	110,882	112,592
	637,241	599,725	600,383
Less: Allowances	(132,364)	(130,584)	(120,527)
Total	$504,877	$469,141	$479,856

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Long-Term Debt

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,294	$299,113	$298,931
7% Debentures, due 2025	124,046	124,002	123,960
6.25% Senior Notes, due 2037	227,947	227,917	227,898
4.25 % Senior Notes, due 2024	394,977	394,690	394,441
Floating Rate Notes, due 2017, interest rate of 1.73%, 1.71% and 1.38% at June 30, 2016, December 31, 2015 and June 30, 2015, respectively	298,793	298,868	298,514
Term Loan Facility, due 2018, interest rate of 1.96%, 1.86% and 1.69% at June 30, 2016, December 31, 2015 and June 30, 2015, respectively	213,571	222,521	228,346
Trade Receivable Facility, interest rate of 1.16% and 0.88% at June 30, 2016 and June 30, 2015, respectively	220,000	—	80,000
Other notes	589	1,663	1,248
Total debt	1,779,217	1,568,774	1,653,338
Less: Current maturities	(238,155)	(18,713)	(15,433)
Long-term debt	$1,541,062	$1,550,061	$1,637,905

The Corporation, through a wholly-owned special-purpose subsidiary, has a $250,000,000 trade receivable securitization facility (the “Trade Receivable Facility”), which matures on September 30, 2016.  Management intends to renew the Trade Receivable Facility beyond September 30, 2016.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A. and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $391,600,000, $282,258,000 and $450,791,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.  These receivables are originated by the Corporation and then sold to the wholly-owned special-purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.7%.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Long-Term Debt (continued)

The Corporation’s Credit Agreement, which provides a $250,000,000 senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 five-year senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined by the Credit Agreement, for the trailing-twelve months (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its rating on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

In accordance with the amended Credit Agreement, the Corporation adjusted consolidated EBITDA to add back any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination, not to exceed $70,000,000. The Corporation was in compliance with this Ratio at June 30, 2016.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At June 30, 2016, December 31, 2015 and June 30, 2015, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Current debt maturities consist of borrowings under the Trade Receivable Facility as well as the current portions of the Term Loan Facility and other notes.  The increase in current debt maturities as of June 30, 2016 is attributable to the balance drawn on the Trade Receivable Facility.  The Floating Rate Notes have been classified as a noncurrent liability as the Corporation has the intent and ability to refinance on a long-term basis before or at its maturity of June 30, 2017.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2016, the Corporation recognized $340,000 and $672,000, respectively, as additional interest expense. For the three and six months ended June 30, 2015, the Corporation recognized $317,000 and $624,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,400,000 until the maturity of the 6.6% Senior Notes in 2018.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Financial Instruments (continued)

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

Notes receivable are classified in the line items Other current assets and Other noncurrent assets on the consolidated balance sheets and are not publicly traded. Management estimates that the fair value of notes receivable approximates the carrying amount due to the variable interest rates of the receivables.

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

The carrying values and fair values of the Corporation’s long-term debt were $1,779,217,000 and $1,890,319,000, respectively, at June 30, 2016; $1,568,774,000 and $1,625,193,000, respectively, at December 31, 2015; and $1,653,338,000 and $1,729,511,000, respectively, at June 30, 2015. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

5.	Income Taxes

The Corporation’s effective income tax rates for the six months ended June 30, 2016 and 2015 were 30.4% and 30.2%, respectively.  The estimated effective income tax rates reflect the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as other expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in Thousands)
Service cost	$5,776	$5,513	$24	$34
Interest cost	9,331	8,213	259	229
Expected return on assets	(9,822)	(8,887)	—	—
Amortization of:
Prior service cost (credit)	91	101	(609)	(570)
Actuarial loss (gain)	3,146	7,351	(139)	(77)
Special termination benefit	638	1,206	(8)	—
Net periodic benefit cost (credit)	$9,160	$13,497	$(473)	$(384)

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in Thousands)
Service cost	$11,082	$11,505	$43	$68
Interest cost	17,938	16,575	432	464
Expected return on assets	(18,848)	(18,190)	—	—
Amortization of:
Prior service cost (credit)	175	211	(981)	(1,150)
Actuarial loss (gain)	6,036	10,700	(249)	(154)
Settlement charge	59	—	—	—
Special termination benefit	764	1,462	(8)	—
Net periodic benefit cost (credit)	$17,206	$22,263	$(763)	$(772)

The Corporation currently estimates that it will contribute $38,752,000 to its pension and SERP plans in 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

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

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of June 30, 2016, December 31, 2015 and June 30, 2015.

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

FORM 10-Q

For the Quarter Ended June 30, 2016

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$278,676	$257,649	$465,023	$398,482
Southeast Group	87,600	81,518	159,271	146,195
West Group	484,918	411,235	877,913	731,807
Total Aggregates Business	851,194	750,402	1,502,207	1,276,484
Cement	62,468	105,899	136,019	207,999
Magnesia Specialties	63,636	65,118	127,806	128,282
Total	$977,298	$921,419	$1,766,032	$1,612,765

Net sales:
Mid-America Group	$258,988	$237,415	$432,360	$367,120
Southeast Group	82,676	76,483	149,961	136,253
West Group	455,115	375,489	819,040	662,570
Total Aggregates Business	796,779	689,387	1,401,361	1,165,943
Cement	59,791	100,405	129,664	196,970
Magnesia Specialties	58,866	60,457	118,371	119,211
Total	$915,436	$850,249	$1,649,396	$1,482,124

Earnings (Loss) from operations:
Mid-America Group	$80,552	$66,894	$94,976	$62,691
Southeast Group	11,548	4,818	18,519	3,269
West Group	77,404	49,177	116,201	63,676
Total Aggregates Business	169,504	120,889	229,696	129,636
Cement	21,309	22,468	47,626	34,697
Magnesia Specialties	19,227	18,751	39,791	36,541
Corporate	(22,298)	(25,124)	(45,601)	(38,319)
Total	$187,742	$136,984	$271,512	$162,555

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Business Segments (continued)

The decline in the Cement business’s total and net sales is primarily attributable to the California cement operations, included in the three and six months ended June 30, 2015 and divested as of September 30, 2015.  For the three months ended June 30, 2015, total revenues, net sales and loss from operations for the California cement operations were $35,318,000, $34,160,000 and $485,000, respectively.  For the six months ended June 30, 2015, total revenues, net sales and loss from operations for the California cement operations were $69,674,000, $67,267,000 and $7,906,000, respectively.

Cement intersegment sales, which are to the aggregates and ready mixed concrete product lines in the West Group, were $27,649,000 and $54,637,000 for the three and six months ended June 30, 2016, respectively, and $20,854,000 and $38,955,000 for the three and six months ended June 30, 2015, respectively.

The Aggregates business includes the aggregates product line and aggregates-related downstream product lines, which include asphalt, ready mixed concrete and road paving products. All aggregates-related downstream product lines reside in the West Group. The following tables, which are reconciled to consolidated amounts, provide net sales and gross profit by line of business: Aggregates (further divided by product line), Cement and Magnesia Specialties.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net sales:
Aggregates	$516,283	$481,616	$922,721	$813,830
Asphalt and Paving	65,609	58,021	76,967	74,790
Ready Mixed Concrete	214,887	149,750	401,673	277,323
Total Aggregates Business	796,779	689,387	1,401,361	1,165,943
Cement	59,791	100,405	129,664	196,970
Magnesia Specialties	58,866	60,457	118,371	119,211
Total	$915,436	$850,249	$1,649,396	$1,482,124

Gross profit (loss):
Aggregates	$164,353	$137,272	$245,431	$178,690
Asphalt and Paving	12,876	7,891	6,714	3,116
Ready Mixed Concrete	25,293	9,341	43,380	11,424
Total Aggregates Business	202,522	154,504	295,525	193,230
Cement	24,002	30,414	56,559	49,400
Magnesia Specialties	21,692	21,224	44,662	41,402
Corporate	(1,515)	(5,989)	(5,411)	(9,618)
Total	$246,701	$200,153	$391,335	$274,414
For the three months ended June 30, 2015, gross profit for the California cement operations was $3,424,000. For the six months ended June 30, 2015, the operation’s gross loss was $647,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Other current and noncurrent assets	$(9,691)	$(5,501)
Accrued salaries, benefits and payroll taxes	(7,808)	(13,794)
Accrued insurance and other taxes	(256)	(1,278)
Accrued income taxes	(8,495)	(19,902)
Accrued pension, postretirement and postemployment benefits	11,757	16,283
Other current and noncurrent liabilities	(8,002)	(4,878)
	$(22,495)	$(29,070)

The change in accrued salaries, benefits and payroll taxes in 2016 compared to 2015 was primarily attributable to TXI-related severance payments made in 2015.  The change in accrued income taxes was attributable to higher taxable income in 2016 compared to 2015.

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Noncash investing and financing activities:
Acquisition of assets through capital lease	$—	$1,331
Acquisition of assets through asset exchange	—	5,000

10.Business Combination

During the first quarter 2016, the Corporation acquired the outstanding stock of Rocky Mountain Materials and Asphalt, Inc., and Rocky Mountain Premix Inc.  The acquisition provides more than 500 million tons of mineral reserves and expands the Corporation’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population.  The acquired operations are reported through the West Group.  The Corporation has recorded preliminary fair values of the assets acquired and liabilities assumed; however, certain amounts are subject to change as additional reviews are performed, including asset and liability verification and review of seller’s final tax return.  Specific accounts subject to ongoing purchase accounting include property, plant and equipment; goodwill; accrued expenses and deferred income taxes.  The acquisition was not financially material; therefore, pro forma information is not required.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Stock-Based Compensation

During the quarter ended March 31, 2016, the Corporation awarded its annual grant of stock-based compensation, which included 75,421 of performance stock units and 68,720 of restricted stock units.  The grant-date fair value of each award is $142.02 for the performance stock units and $124.41 for the restricted stock units.  No stock options are expected to be awarded in 2016.  In past years, annual stock-based compensation awards were primarily made in the second quarter of the year.  The change in the composition of the awards and the timing of the annual grant resulted in higher expense recorded in the first half of the year compared with prior years.  For the six months ended June 30, 2016 and 2015, stock-based compensation expense was $12,801,000 and $7,524,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is a leading supplier of aggregates products (crushed stone, sand and gravel) and heavy building materials for the construction industry, including infrastructure, nonresidential, residential, railroad ballast, agricultural and chemical grade stone used in environmental applications. The Corporation’s annual consolidated net sales and operating earnings are predominately derived from its Aggregates business, which mines, processes and sells granite, limestone, sand, gravel and other aggregates-related downstream products, including ready mixed concrete, asphalt and road paving construction services for use in all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses. The Aggregates business shipped and delivered aggregates, ready mixed concrete and asphalt products from a network of more than 400 quarries, underground mines, distribution facilities and plants in 26 states, Nova Scotia and the Bahamas. The Aggregates business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development. Aggregates products are also used in the railroad, agricultural, utility and environmental industries.

The Corporation currently conducts its Aggregates business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

AGGREGATES BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel), ready mixed concrete, asphalt and road paving

Types of Aggregates Locations	Quarries and Distribution Facilities	Quarries and Distribution Facilities	Quarries, Plants and Distribution Facilities

Modes of Transportation for Aggregates Product Line	Truck and Rail	Truck, Rail and Water	Truck and Rail

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The Cement business produces Portland and specialty cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The production facilities are located in Midlothian, Texas, south of Dallas-Fort Worth and Hunter, Texas, north of San Antonio. Limestone reserves used as a raw material are owned by the Corporation and located on property adjacent to each of the plants. In addition to the manufacturing facilities, the Corporation operates cement distribution terminals.

The Corporation also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes to the Corporation’s critical accounting policies during the six months ended June 30, 2016.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2016 and 2015 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Consolidated Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$246,701	$200,153	$391,335	$274,414
Total revenues	$977,298	$921,419	$1,766,032	$1,612,765
Gross margin	25.2%	21.7%	22.2%	17.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Consolidated Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$246,701	$200,153	$391,335	$274,414
Total revenues	$977,298	$921,419	$1,766,032	$1,612,765
Less: Freight and delivery revenues	(61,862)	(71,170)	(116,636)	(130,641)
Net sales	$915,436	$850,249	$1,649,396	$1,482,124
Gross margin excluding freight and delivery revenues	26.9%	23.5%	23.7%	18.5%

Consolidated Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Earnings from operations	$187,742	$136,984	$271,512	$162,555
Total revenues	$977,298	$921,419	$1,766,032	$1,612,765
Operating margin	19.2%	14.9%	15.4%	10.1%

Consolidated Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Earnings from operations	$187,742	$136,984	$271,512	$162,555
Total revenues	$977,298	$921,419	$1,766,032	$1,612,765
Less: Freight and delivery revenues	(61,862)	(71,170)	(116,636)	(130,641)
Net sales	$915,436	$850,249	$1,649,396	$1,482,124
Operating margin excluding freight and delivery revenues	20.5%	16.1%	16.5%	11.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Aggregates Business Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$202,522	$154,504	$295,525	$193,230
Total revenues	$851,194	$750,402	$1,502,206	$1,276,484
Gross margin	23.8%	20.6%	19.7%	15.1%

Aggregates Business Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$202,522	$154,504	$295,525	$193,230
Total revenues	$851,194	$750,402	$1,502,206	$1,276,484
Less: Freight and delivery revenues	(54,415)	(61,015)	(100,845)	(110,541)
Net sales	$796,779	$689,387	$1,401,361	$1,165,943
Gross margin excluding freight and delivery revenues	25.4%	22.4%	21.1%	16.6%

Aggregates Product Line Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$164,353	$137,272	$245,431	$178,690
Total revenues	$565,774	$536,845	$1,013,859	$914,802
Gross margin	29.0%	25.6%	24.2%	19.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Aggregates Product Line Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$164,353	$137,272	$245,431	$178,690
Total revenues	$565,774	$536,845	$1,013,859	$914,802
Less: Freight and delivery revenues	(49,491)	(55,229)	(91,138)	(100,972)
Net sales	$516,283	$481,616	$922,721	$813,830
Gross margin excluding freight and delivery revenues	31.8%	28.5%	26.6%	22.0%

Ready Mixed Concrete Product Line Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$25,293	$9,341	$43,380	$11,424
Total revenues	$215,248	$150,052	$402,331	$277,855
Gross margin	11.8%	6.2%	10.8%	4.1%

Ready Mixed Concrete Product Line Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$25,293	$9,341	$43,380	$11,424
Total revenues	$215,248	$150,052	$402,331	$277,855
Less: Freight and delivery revenues	(361)	(302)	(658)	(532)
Net sales	$214,887	$149,750	$401,673	$277,323
Gross margin excluding freight and delivery revenues	11.8%	6.2%	10.8%	4.1%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Aggregates-Related Downstream Operations Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$38,169	$17,232	$50,094	$14,540
Total revenues	$285,420	$213,557	$488,348	$361,682
Gross margin	13.4%	8.1%	10.3%	4.0%

Aggregates-Related Downstream Operations Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$38,169	$17,232	$50,094	$14,540
Total revenues	$285,420	$213,557	$488,348	$361,682
Less: Freight and delivery revenues	(4,924)	(5,786)	(9,708)	(9,569)
Net sales	$280,496	$207,771	$478,640	$352,113
Gross margin excluding freight and delivery revenues	13.6%	8.3%	10.5%	4.1%

Cement Business Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$24,002	$30,414	$56,559	$49,400
Total revenues	$62,468	$105,899	$136,019	$207,999
Gross margin	38.4%	28.7%	41.6%	23.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Cement Business Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$24,002	$30,414	$56,559	$49,400
Total revenues	$62,468	$105,899	$136,019	$207,999
Less: Freight and delivery revenues	(2,677)	(5,494)	(6,355)	(11,029)
Net sales	$59,791	$100,405	$129,664	$196,970
Gross margin excluding freight and delivery revenues	40.1%	30.3%	43.6%	25.1%

Cement Business, Excluding California Cement Operations, Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$24,002	$26,990	$56,559	$50,047
Total revenues	$62,468	$70,580	$136,019	$138,325
Gross margin	38.4%	38.2%	41.6%	36.2%

Cement Business, Excluding California Cement Operations, Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$24,002	$26,990	$56,559	$50,047
Total revenues	$62,468	$70,580	$136,019	$138,325
Less: Freight and delivery revenues	(2,677)	(4,335)	(6,355)	(8,622)
Net sales	$59,791	$66,245	$129,664	$129,703
Gross margin excluding freight and delivery revenues	40.1%	40.7%	43.6%	38.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Magnesia Specialties Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$21,692	$21,224	$44,662	$41,402
Total revenues	$63,636	$65,118	$127,806	$128,282
Gross margin	34.1%	32.6%	34.9%	32.3%

Magnesia Specialties Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$21,692	$21,224	$44,662	$41,402
Total revenues	$63,636	$65,118	$127,806	$128,282
Less: Freight and delivery revenues	(4,770)	(4,661)	(9,435)	(9,071)
Net sales	$58,866	$60,457	$118,371	$119,211
Gross margin excluding freight and delivery revenues	36.8%	35.1%	37.7%	34.7%

Earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings or operating cash flow.  EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Consolidated Earnings Before Interest, Income Taxes, Depreciation, Depletion and Amortization	$266,480	$206,903	$419,102	$298,109

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

A reconciliation of Net Earnings Attributable to Martin Marietta Materials, Inc. to Consolidated EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$122,052	$81,938	$167,047	$88,065
Add back:
Interest expense	20,294	19,087	40,328	38,418
Income tax expense for controlling interests	53,406	38,914	73,073	38,088
Depreciation, depletion and amortization expense	70,728	66,964	138,654	133,538
Consolidated EBITDA	$266,480	$206,903	$419,102	$298,109

Net Sales	$915,436	$850,249	$1,649,396	$1,482,124

EBITDA Margin as a Percentage of Net Sales	29.1%	24.3%	25.4%	20.1%

Incremental consolidated gross margin (excluding freight and delivery revenues) is a non-GAAP measure.  The Corporation presents this metric to enhance analysts’ and investors’ understanding of the impact of increased net sales on profitability.  Due to the significant amount of fixed costs, gross margin (excluding freight and delivery revenues) typically increases at a disproportionate rate in periods of increased shipments.  The following shows the calculation of incremental consolidated gross margin (excluding freight and delivery revenues) for the period ended June 30:

	Three Months	Six Months
	Ended	Ended
	(Dollars in thousands)
Consolidated net sales for the period ended June 30, 2016	$915,436	$1,649,396
Consolidated net sales for the period ended June 30, 2015	850,249	1,482,124
Incremental net sales	$65,187	$167,272

Consolidated gross profit for the period ended June 30, 2016	$246,701	$391,335
Consolidated gross profit for the period ended June 30, 2015	200,153	274,414
Incremental gross profit	$46,548	$116,921

Incremental consolidated gross margin (excluding freight and delivery revenues) for period ended June 30, 2016	71.4%	69.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The Corporation presents the increase in cement business shipments, excluding shipments attributable to the California cement operations which were divested in September 2015, from the prior-year quarter.  Management presents this measure as it presents the growth in cement shipments on a comparable basis.  (shipments in thousands)

	Three Months Ended
	June 30,
	2016	2015
Cement shipments	854	1,203
Less: Cement shipments attributable to the California cement operations	—	(367)
Cement shipments excluding shipments attributable to the California cement operations	854	836

Increase in cement shipments, excluding shipments attributable to the California cement operations	2.2%

Significant items for the quarter ended June 30, 2016 (unless noted, all comparisons are versus the prior-year quarter):

•	Record consolidated net sales of $915.4 million compared with $850.2 million, an increase of 7.7%
•	Aggregates product line price increase of 6.8%; aggregates product line volume increase of 1.3%
─	Aggregates product line volume increase in Mid-America and Southeast Groups of 4.9% and 1.9%, respectively
•	Cement business net sales of $59.8 million and gross profit of $24.0 million
•	Magnesia Specialties net sales of $58.9 million and gross profit of $21.7 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 26.9%, an increase of 340 basis points
•	Consolidated selling, general and administrative expenses (“SG&A”) of $61.5 million, or 6.7% of net sales
•	Consolidated earnings from operations of $187.7 million compared with $137.0 million
•	Earnings per diluted share of $1.90 compared with $1.22

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended June 30, 2016 and 2015. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$258,988	100.0	$237,415	100.0
Southeast Group	82,676	100.0	76,483	100.0
West Group	443,387	100.0	375,489	100.0
Total Heritage Aggregates Business	785,051	100.0	689,387	100.0
Cement	59,791	100.0	100,405	100.0
Magnesia Specialties	58,866	100.0	60,457	100.0
Total Heritage Consolidated	903,708	100.0	850,249	100.0
Acquisitions:
Aggregates Business – West Group	11,728	100.0	—
Total	$915,436	100.0	$850,249	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$92,610	35.8	$80,177	33.8
Southeast Group	15,547	18.8	9,493	12.4
West Group	94,473	21.3	64,834	17.3
Total Heritage Aggregates Business	202,630	25.8	154,504	22.4
Cement	24,002	40.1	30,414	30.3
Magnesia Specialties	21,692	36.8	21,224	35.1
Corporate	(1,515)		(5,989)
Total Heritage Consolidated	246,809	27.3	200,153	23.5
Acquisitions:
Aggregates Business – West Group	(108)		—
Total	$246,701	26.9	$200,153	23.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$13,416	5.2	$13,304	5.6
Southeast Group	4,552	5.5	4,503	5.9
West Group	17,434	3.9	16,055	4.3
Total Heritage Aggregates Business	35,402	4.5	33,862	4.9
Cement	6,095	10.2	6,647	6.6
Magnesia Specialties	2,452	4.2	2,391	4.0
Corporate	17,388		13,883
Total Heritage Consolidated	61,337	6.8	56,783	6.7
Acquisitions:
Aggregates Business – West Group	172	1.5	—
Total	$61,509	6.7	$56,783	6.7

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$80,552	31.1	$66,894	28.2
Southeast Group	11,548	14.0	4,818	6.3
West Group	77,688	17.5	49,177	13.1
Total Heritage Aggregates Business	169,788	21.6	120,889	17.5
Cement	21,309	35.6	22,468	22.4
Magnesia Specialties	19,227	32.7	18,751	31.0
Corporate	(22,298)		(25,124)
Total Heritage Consolidated	188,026	20.8	136,984	16.1
Acquisitions:
Aggregates Business – West Group	(284)		—
Total	$187,742	20.5	$136,984	16.1

For the three months ended June 30, 2015, net sales, gross profit, SG&A and loss from operations for the California cement operations were $34,160,000, $3,424,000, $2,491,000 and $485,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$511,623	$481,616
Asphalt and Paving	64,951	58,021
Ready Mixed Concrete	208,477	149,750
Total Heritage	785,051	689,387
Acquisitions:
Aggregates	4,660	—
Asphalt and Paving	658	—
Ready Mixed Concrete	6,410	—
Total Acquisitions	11,728	—
Total Aggregates Business	$796,779	$689,387

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended
	June 30, 2016
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	4.9%	4.2%
Southeast Group	1.9%	6.2%
West Group (3)	(5.0)%	10.4%
Heritage Aggregates Operations(2)	0.4%	7.0%
Aggregates Product Line (4)	1.3%	6.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

	Three Months Ended
	June 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	20,088	19,144
Southeast Group	5,375	5,274
West Group(3)	16,700	17,585
Heritage Aggregates Operations(2)	42,163	42,003
Acquisitions	391	—
Aggregates Product Line (4)	42,554	42,003

	Three Months Ended
	June 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	39,557	39,651
Internal tons used in other product lines	2,606	2,352
Total heritage aggregates tons	42,163	42,003

Acquisitions:
Tons to external customers	310	—
Internal tons used in other product lines	81	—
Total acquisition aggregates tons	391	—
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full year.
(3)	Including the recently acquired Colorado operations in the current-year quarter, the volume variance is (2.8)% and the pricing variance is 10.0% for the three months ended June 30, 2016.
(4)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates product line shipments to the infrastructure market comprised 43% of quarterly volumes and increased 1.3%.  Growth was led by the Southeast Group, which increased 8.9%. The Mid-America and West Groups were impacted by significant rainfall and project delays in April and May, which deferred shipments and led to flat public-sector volumes. Growth in the Southeast was primarily attributable to large projects in Georgia, a state that is benefitting from legislation passed in 2015 increasing near- and long-term state infrastructure spending. In a January 2016 study, SC Market Analytics, Inc. estimated the Fixing America’s Surface Transportation Act (“FAST Act”) could allow

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

state departments of transportation to purchase and use an additional 114 million tons of aggregates over the 5-year tenor of the FAST Act.  The analysis further indicates certain areas of the United States – including the Southeast, West, Mountain and Northeastern regions – are expected to reap the benefits under the FAST Act.

The nonresidential market represented 33% of quarterly aggregates product line shipments and increased 2.8%.  The Mid-America Group achieved a 13.7% increase, followed by an increase of 1.6% in the Southeast Group.  Notably, a broader improving economy is driving business investment in office and retail development, which are experiencing a rebound in markets not seen in the past several years.  The West Group noted a decline in nonresidential activity, primarily related to weather deferrals and further reductions in shale energy demand.

The residential market accounted for 17% of quarterly aggregates product line shipments. Volumes to this segment increased 10.8%, due to the continued and expanding housing recovery, notably in the southeastern region of the country.  While housing activity in the United States generally remains well below historic averages, strong growth in permits, starts and completions among the Corporation’s top states reflects steady momentum in housing construction and indicates additional future gains from increased residential investment.  In fact, Dallas and Atlanta, key Martin Marietta markets, are ranked first and second in the country, respectively, in permits growth. Further, during the second quarter, North Carolina, Iowa, Florida and South Carolina all reported double-digit growth in housing starts.  The ChemRock/Rail market accounted for the remaining 7% of aggregates product line volumes. The volume decline to this segment reflects reduced ballast driven by reduced coal demand, which impacts transportation and results in lower capital and maintenance activity by railroads.

Overall, aggregates product line shipments increased 1.3%.  Geographically, growth was led by the Mid-America Group, which increased 4.9%, while the Southeast Group achieved a 1.9% increase.  This growth offset the weather-impacted decline in the West Group.

The average per-ton selling price for the heritage aggregates product line was $12.78 and $11.94 for the three months ended June 30, 2016 and 2015, respectively.  The heritage aggregates product line pricing increase of 7.0% reflects growth in all reportable groups, led by the 10.4% increase in the West Group. The most significant improvement was achieved in the north Texas/Oklahoma region.  The Southeast Group and Mid-America Group reported increases of 6.2% and 4.2%, respectively. For the three months ended June 30, 2016 the average per-ton selling price for the acquired aggregates product line was $10.21.  The acquired locations, which are in the Colorado market, have a lower average selling price due to its inherent trucking market compared to the Corporation’s overall aggregates business.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The Corporation’s aggregates-related downstream product lines include ready mixed concrete, asphalt and paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
June 30,
	2016	2015
Heritage:
Asphalt	$37.20/ton	$42.20/ton
Ready Mixed Concrete	$105.16/yd3	$91.35/yd³
Acquisitions:
Asphalt	$44.13/ton	—
Ready Mixed Concrete	$112.86/yd³	—

The decline in asphalt pricing is primarily attributable to the divestiture of the San Antonio Asphalt operations sold in third quarter 2015, which had a higher average selling price.  Additionally, asphalt and paving contracts in the Rocky Mountain Division contain accelerator clauses to reflect cost fluctuations in the raw materials.  Liquid asphalt, a key raw material in the manufacturing process, declined during the quarter, resulting in a lower average selling price.

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	June 30,
	2016	2015
Asphalt Product Line (in thousands):
Heritage:
Tons to external customers	250	356
Internal tons used in road paving business	469	456
Total heritage asphalt tons	719	812
Acquisitions:
Tons to external customers	13	—
Internal tons used in road paving business	115	—
Total acquisitions asphalt tons	128	—

Ready Mixed Concrete (in thousands of cubic yards):
Heritage	1,942	1,613
Acquisitions	55	—
Total cubic yards	1,997	1,613

The decline in asphalt product line shipments is primarily attributable to the divestiture of San Antonio Asphalt operations, sold in third quarter 2015, which contributed 158,000 tons during the three months ended June 30, 2015.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The heritage ready mixed concrete product line benefitted from strong demand and improved operating conditions, driving a reported 20% increase in shipments and a 15% increase in average selling price, resulting in a 39% increase in net sales and a 570-basis-point improvement in gross margin (excluding freight and delivery revenues).

Cement Business

For the quarter, the Cement business generated $59.8 million of net sales and $24.0 million of gross profit. Cement shipments increased 2.2% while pricing was slightly down (excluding the impact of the California cement operations sold in 2015). The business’ reported quarterly gross margin (excluding freight and delivery revenues) of 40.1% was flat compared to prior year (excluding the impact of the California cement operations sold in 2015).

During the second quarter 2016, the business incurred $5.7 million in planned cement kiln maintenance costs, and expects to incur $2.0 million and $7.8 million in the third and fourth quarters, respectively.  Kiln maintenance costs in 2015 for the Texas plants were $3.5 million, $3.2 million and $9.3 million for the second, third and fourth quarters, respectively.

Cement shipments and adjusted average-selling price for the three months ended June 30, 2016 and 2015 were (tons in thousands):

	Three Months Ended
	June 30,
	2016	2015
Tons to external customers	578	994
Internal tons used in other product lines	276	209
Total cement tons	854	1,203
Less: California cement tons	—	367
Adjusted cement tons	854	836

Adjusted average-selling price per ton[1]	$101.04	$102.96

1 Excludes the impact of the California cement operations

The decline in 2016 shipments is attributable to the prior-year divestiture of the California operations, which accounted for 367,000 tons in the second-quarter of 2015.

The Portland Cement Association, or PCA, forecasts continued favorable supply/demand imbalance in Texas over the next several years and growth each year through 2019.

Magnesia Specialties Business

Magnesia Specialties continued to deliver strong performance and generated second-quarter net sales of $58.9 million. Gross margin (excluding freight and delivery revenues) of 36.8% in the quarter expanded 170 basis points. Second-quarter earnings from operations were $19.2 million compared with $18.8 million.  Expansion in gross margin is primarily due to lower energy and maintenance costs compared to the prior year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2015	$200,153
Heritage aggregates product line:
Volume	1,589
Pricing	35,467
Cost increases, net	(9,138)
Change in heritage aggregates product line gross profit	27,918
Heritage aggregates-related downstream product lines	20,208
Acquired aggregates business operations	(108)
Cement*	(6,412)
Magnesia Specialties	468
Corporate	4,474
Change in consolidated gross profit	46,548
Consolidated gross profit, quarter ended June 30, 2016	$246,701

*Includes impact of California cement operations

Gross profit (loss) by business is as follows:

	Three Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$165,190	$137,272
Asphalt and Paving	12,620	7,891
Ready Mixed Concrete	24,820	9,341
Total Aggregates Business	202,630	154,504
Cement	24,002	30,414
Magnesia Specialties	21,692	21,224
Corporate	(1,515)	(5,989)
Total Heritage	246,809	200,153
Acquisitions:
Aggregates	(837)	—
Asphalt and Paving	256	—
Ready Mixed Concrete	473	—
Total Acquisitions	(108)	—
Total	$246,701	$200,153

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The consolidated heritage gross margin (excluding freight and delivery revenues) for the quarter was 27.3%, a 380-basis-point improvement compared with the prior-year quarter.  The increase reflects pricing growth, management’s cost-disciplined approach and divesting the California cement operations in the third quarter of 2015.

Consolidated Operating Results

Consolidated SG&A was 6.7% of net sales, flat compared with the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was income of $3.4 million in 2016 and an expense of $4.3 million in 2015.  Operating income and expenses, net, for 2016 reflects a favorable settlement of commodity contracts assumed in a 2014 acquisition in the Cement business that were priced above market at that date.

Other nonoperating income and expenses, net, includes foreign currency transaction gains and losses, interest and other miscellaneous income and equity adjustments for nonconsolidated affiliates.  Consolidated other nonoperating income and expenses, net, was income of $8.1 million and $3.0 million for the quarter ended June 30, 2016 and 2015, respectively.  The increase in income in 2016 compared to 2015 is attributable to higher earnings by a nonconsolidated affiliate.

The estimated effective income tax rate for the quarter was 30.4%, in line with annual guidance.  For the year, the Corporation expects to fully utilize the remaining allowable net operating loss carryforwards of $33 million acquired with TXI.

Significant items for the six months ended June 30, 2016 (unless noted, all comparisons are versus the prior-year period):

•	Consolidated net sales of $1.6 billion compared with $1.5 billion, an increase of 11%
•	Aggregates product line volume increase of 6.2%; aggregates product line price increase of 7.4%
─	Heritage aggregates product line volume increase of 5.4%
•	Cement business net sales of $129.7 million and gross profit of $56.6 million
•	Magnesia Specialties net sales of $118.4 million and gross profit of $44.7 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 23.7%, an increase of 520 basis points
•	Consolidated SG&A of $121.4 million, or 7.4% of net sales
•	Consolidated earnings from operations of $271.5 million compared with $162.6 million
•	Earnings per diluted share of $2.60 compared with $1.30

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the six months ended June 30, 2016 and 2015. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Six Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$432,360	100.0	$367,120	100.0
Southeast Group	149,961	100.0	136,253	100.0
West Group	802,007	100.0	662,570	100.0
Total Heritage Aggregates Business	1,384,328	100.0	1,165,943	100.0
Cement	129,664	100.0	196,970	100.0
Magnesia Specialties	118,371	100.0	119,211	100.0
Total Heritage Consolidated	1,632,363	100.0	1,482,124	100.0
Acquisitions:
Aggregates Business – West Group	17,033	100.0	—	100.0
Total	$1,649,396	100.0	$1,482,124	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$120,034	27.8	$87,321	23.8
Southeast Group	25,876	17.3	12,593	9.2
West Group	151,050	18.8	93,316	14.1
Total Heritage Aggregates Business	296,960	21.5	193,230	16.6
Cement	56,559	43.6	49,400	25.1
Magnesia Specialties	44,662	37.7	41,402	34.7
Corporate	(5,411)		(9,618)
Total Heritage Consolidated	392,770	24.1	274,414	18.5
Acquisitions:
Aggregates Business – West Group	(1,435)		—
Total	$391,335	23.7	$274,414	18.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

	Six Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$26,550	6.1	$26,249	7.1
Southeast Group	8,431	5.6	8,792	6.5
West Group	34,251	4.3	31,764	4.8
Total Heritage Aggregates Business	69,232	5.0	66,805	5.7
Cement	12,351	9.5	13,322	6.8
Magnesia Specialties	4,797	4.1	4,757	4.0
Corporate	34,715		21,349
Total Heritage Consolidated	121,095	7.4	106,233	7.2
Acquisitions:
Aggregates Business – West Group	275	1.6	—
Total	$121,370	7.4	$106,233	7.2

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$94,976	22.0	$62,691	17.1
Southeast Group	18,519	12.3	3,269	2.4
West Group(1)	117,916	14.7	63,676	9.6
Total Heritage Aggregates Business	231,411	16.7	129,636	11.1
Cement(2)	47,626	36.7	34,697	17.6
Magnesia Specialties	39,791	33.6	36,541	30.7
Corporate	(45,601)		(38,319)
Total Heritage Consolidated	273,227	16.7	162,555	11.0
Acquisitions:
Aggregates Business – West Group	(1,715)		—
Total	$271,512	16.5	$162,555	11.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Net sales by product line for the Aggregates business are follows:

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$915,673	$813,830
Asphalt and Paving	76,090	74,790
Ready Mixed Concrete	392,565	277,323
Total Heritage	1,384,328	1,165,943
Acquisitions:
Aggregates	7,048
Asphalt and Paving	877	—
Ready Mixed Concrete	9,108	—
Total Acquisitions	17,033	—
Total Aggregates Business	$1,401,361	$1,165,943

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Six Months Ended
	June 30, 2016
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	12.8%	4.4%
Southeast Group	3.5%	6.7%
West Group (3)	(0.8)%	10.8%
Heritage Aggregates Operations(2)	5.4%	7.5%
Aggregates Product Line (4)	6.2%	7.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

	Six Months Ended
	June 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	33,010	29,255
Southeast Group	9,693	9,364
West Group(3)	31,978	32,220
Heritage Aggregates Operations(2)	74,681	70,839
Acquisitions	537	—
Aggregates Product Line (4)	75,218	70,839
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full year.
(3)	Including the recently acquired Colorado operations in the current-year period, the volume variance is 0.9% and the pricing variance is 10.7% for the six months ended June 30, 2016.
(4)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

	Six Months Ended
	June 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	70,160	66,783
Internal tons used in other product lines	4,521	4,056
Total heritage aggregates tons	74,681	70,839

Acquisitions:
Tons to external customers	451	—
Internal tons used in other product lines	86	—
Total acquisition aggregates tons	537	—

The per-ton average selling price for the aggregates product line was $12.89 and $11.99 for the six months ended June 30, 2016 and 2015, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Average selling prices by product line for the Corporation’s aggregates-related downstream operations are as follows:

Six Months Ended
June 30,
	2016	2015
Heritage:
Asphalt	$38.09/ton	$42.56/ton
Ready Mixed Concrete	$103.79/yd³	$91.52/yd³
Acquisitions:
Asphalt	$43.79/ton	—
Ready Mixed Concrete	$113.74/yd³	—

Unit shipments by product line for the Corporation’s aggregates-related downstream operations are as follows:

	Six Months Ended
	June 30,
	2016	2015
Asphalt Product Line (in thousands):
Heritage:
Tons to external customers	319	569
Internal tons used in road paving business	534	513
Total heritage asphalt tons	853	1,082
Acquisitions:
Tons to external customers	24	—
Internal tons used in road paving business	115	—
Total acquisitions asphalt tons	139	—

Ready Mixed Concrete (in thousands of cubic yards):
Heritage	3,705	2,977
Acquisitions	78	—
Total cubic yards	3,783	2,977

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Cement shipments and adjusted average-selling price per ton for the six months ended June 30, 2016 and 2015 were (tons in thousands):

	Six Months Ended
	June 30,
	2016	2015
Tons to external customers	1,263	2,019
Internal tons used in other product lines	548	401
Total cement tons	1,811	2,420
Less: California cement tons	—	743
Adjusted cement tons	1,811	1,677

Adjusted average-selling price per ton[1]	$100.51	$99.78

1 Excludes the impact of the divested California cement operations

For 2016, Magnesia Specialties reported net sales of $118.4 million, relatively flat compared with the prior-year period.  Earnings from operations were $39.8 million compared with $36.5 million.  The increase in earnings from operations was primarily attributable to lower production costs, specifically related to energy and maintenance expenses.

Consolidated gross margin (excluding freight and delivery revenues) was 23.7% for 2016 versus 18.5% for 2015.  The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2015	$274,414
Heritage aggregates product line:
Volume	45,326
Pricing	67,545
Cost increases, net	(44,111)
Change in heritage aggregates product line gross profit	68,760
Heritage aggregates-related downstream product lines	34,970
Acquired aggregates business operations	(1,435)
Cement*	7,159
Magnesia Specialties	3,260
Corporate	4,207
Change in consolidated gross profit	116,921
Consolidated gross profit, six months ended June 30, 2016	$391,335

*Includes impact of California cement operations

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

Gross profit (loss) by business is as follows:

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$247,450	$178,690
Asphalt and Paving	6,689	3,116
Ready Mixed Concrete	42,821	11,424
Total Aggregates Business	296,960	193,230
Cement	56,559	49,400
Magnesia Specialties	44,662	41,402
Corporate	(5,411)	(9,618)
Total Heritage	392,770	274,414
Acquisitions:
Aggregates	(2,019)	—
Asphalt and Paving	25	—
Ready Mixed Concrete	559	—
Total Acquisitions	(1,435)	—
Total	$391,335	$274,414

Consolidated SG&A expenses were 7.4% of net sales, up 20 basis points compared with the prior-year period, driven by higher incentive compensation, including share based compensation.

For the first six months, consolidated other operating income and expenses, net, was income of $2.9 million in 2016 compared with expense of $1.9 million in 2015, predominantly due to a favorable settlement of commodity contracts assumed in a 2014 acquisition in the Cement business that were priced above market at that date.  Additionally, in 2015, the Corporation reserved two large accounts and wrote-off a customer account who declared bankruptcy.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments.  Consolidated other nonoperating income and expenses, net, for the six months ended June 30, 2016 was income of $9.1 million compared with income of $2.1 million in 2015, primarily driven by increased income from nonconsolidated affiliates in 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2016 was $203.4 million compared with $127.1 million for the same period in 2015. The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in Thousands)
Depreciation	$124,627	$119,807
Depletion	7,293	6,452
Amortization	7,697	8,699
	$139,617	$134,958

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2015 net cash provided by operating activities was $573.2 million compared with $127.1 million for the first six months of 2015.

During the first six months ended June 30, 2016, the Corporation invested $210.6 million of capital into its business. Full-year capital spending is expected to approximate $350 million.

In the first quarter of 2016, the Corporation acquired the outstanding stock of Rocky Mountain Materials and Asphalt, Inc., and Rocky Mountain Premix Inc.  The acquisition included four aggregates plants, two asphalt plants and two ready mixed concrete operations, and provides more than 500 million tons of mineral reserves and expands the Corporation’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first six months, the Corporation repurchased 1,244,000 shares of common stock for $190 million.  At June 30, 2016, 15,471,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of a $250 million Term Loan Facility and a $350 million Revolving Facility) requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility, consolidated debt, including debt for which the Corporation is a co-borrower, will be reduced for

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

The Ratio is calculated as debt, including debt for which the Corporation is a co-borrower, divided by consolidated EBITDA, as defined by the Credit Agreement, for the trailing-twelve months. Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA. Certain other nonrecurring noncash items, if they occur, can affect the calculation of consolidated EBITDA.

In accordance with the amended Credit Agreement, the Corporation adjusted consolidated EBITDA to add back any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination, not to exceed $70,000,000.

At June 30, 2016, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing-twelve months EBITDA was 1.98 times and was calculated as follows:

July 1, 2015 to
June 30, 2016
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$367,774
Add back:
Interest expense	78,197
Income tax expense	159,778
Depreciation, depletion and amortization expense	266,567
Stock-based compensation expense	18,867
Acquisition-related expenses, net, related to the TXI acquisition	19,119
Deduct:
Interest income	(527)
Consolidated EBITDA, as defined	$909,775
Consolidated debt, including debt for which the Corporation is a co-borrower, at June 30, 2016	$1,801,954
Consolidated debt to consolidated EBITDA, as defined, at June 30, 2016 for the trailing-twelve months EBITDA	1.98x

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due. Outstanding amounts on the Trade Receivable Facility have been classified as a current liability on the Corporation’s consolidated balance sheet. Management intends to renew the Trade Receivable Facility beyond September 30, 2016.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and enable the buyback of shares through the share repurchase program. At June 30, 2016, the Corporation had $377 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 30, 2016.

The Floating Rate Notes have been classified as a noncurrent liability as the Corporation has the intent and ability to refinance on a long-term basis before or at its maturity of June 30, 2017.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility and Trade Receivable Facility at June 30, 2016. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

TRENDS AND RISKS

The Aggregates business, both production and demand, and the demand in the Cement business are significantly affected by erratic weather patterns, seasonal changes and other weather-related conditions. Production and shipment levels for aggregates, asphalt, ready mixed concrete and road paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation. Because of the potentially significant impact of weather on the Corporation’s operations, current-period and year-to-date results are not indicative of expected performance for other interim periods or the full year.

The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2015. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Corporation is encouraged by positive trends in the markets it serves and its ability to execute its strategic business plans.  Notably:

•

For the public sector, continued modest growth is expected in 2016 as new monies begin to flow into the system, particularly in the second half of the year.  Additionally, state initiatives to finance infrastructure projects, including support from the Transportation Infrastructure Finance and Innovation Act (“TIFIA”), are expected to grow and continue to play an expanded role in public-sector activity.

•

Nonresidential construction is expected to increase in both the heavy industrial and commercial sectors.  The Dodge Momentum Index is near its highest level since 2009 and signals continued growth.  Additionally,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

energy-related economic activity, including follow-on public and private construction activities in its primary markets, will be mixed with overall strength in large downstream construction projects, providing a counterbalance to declines in shale exploration-related volumes.

•

Residential construction is expected to continue to experience good growth metrics, driven by positive employment gains, historically low levels of construction activity over the previous several years, low mortgage rates, significant lot absorption, and higher multi-family rental rates.

RISKS TO OUTLOOK

The 2016 outlook includes management’s assessment of the likelihood of certain risks and uncertainties that will affect performance, including but not limited to: both price and volume, and a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; the volatility in the commencement of infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction; a further decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline and certain regulatory or other economic factors; a slowdown in the residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and a sustained reduction in capital investment by the railroads; an increase in the cost of compliance with governmental laws, rules and regulations; and unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to its cement production facilities.  Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability.  If these negatively affect transportation budgets more than in the past, construction spending could be reduced.  Cement is subject to cyclical supply and demand and price fluctuations.  The Magnesia Specialties business essentially runs at capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

The Corporation’s principal business serves customers in aggregates-related construction markets.  This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, mitigate the risk of uncollectible receivables.  The level of aggregates demand in the Corporation’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Aggregates business and, therefore, profitability.  Production costs in the Aggregates business are also sensitive to energy and raw material prices, both directly and indirectly.  Diesel fuel and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as steel, explosives, tires and conveyor belts.  Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Corporation’s long-haul distribution network.  The Cement business is also energy intensive and fluctuation in the price of coal affects costs.  The Magnesia Specialties business is sensitive to changes in domestic steel capacity utilization as well as the absolute price and fluctuation in the cost of natural gas.

Transportation in the Corporation’s long-haul network, particularly the supply of rail cars and locomotive power and condition of rail infrastructure to move trains, affects the Corporation’s efficient transportation of aggregate into certain markets, most notably Texas, Colorado, Florida and the Gulf Coast.  In addition, availability of rail cars and locomotives affects the Corporation’s movement of essential dolomitic lime for magnesia chemicals, to both the Corporation’s plant

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

in Manistee, Michigan, and customers.  The availability of trucks, drivers and railcars to transport the Corporation’s product, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

All of the Corporation’s businesses are also subject to weather-related risks that can significantly affect production schedules and profitability.  The first and fourth quarters are most adversely affected by winter weather.  Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.

Risks to the outlook also include shipment declines resulting from economic events beyond the Corporation’s control.  In addition to the impact on nonresidential and residential construction, the Corporation is exposed to risk in its estimated outlook from credit markets and the availability of and interest cost related to its debt.

The Corporation’s future performance is also exposed to risks from tax reform at the federal and state levels.

OTHER MATTERS

If you are interested in Martin Marietta Materials, Inc. stock, management recommends that, at a minimum, you read the Corporation’s current annual report and Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (“SEC”) over the past year.  The Corporation’s recent proxy statement for the annual meeting of shareholders also contains important information.  These and other materials that have been filed with the SEC are accessible through the Corporation’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov.  You may also write or call the Corporation’s Corporate Secretary, who will provide copies of such reports.

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Corporation believes in good faith are reasonable but which may be materially different from actual results.  Forward-looking statements give the investor management’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such as "anticipate," "expect," "should be," "believe," “will,” and other words of similar meaning in connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a further slowdown in energy-related construction activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2016

(Continued)

conveyor belts, and with respect to the Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Corporation’s materials, particularly in areas with significant energy-related activity, such as Texas and Colorado; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation.  The Corporation assumes no obligation to update any such forward-looking statements.

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

For the Quarter Ended June 30, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates and cement products, particularly in the infrastructure construction market, is affected by federal and state budget and deficit issues. Further, delays or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve have maintained the federal funds rate near zero percent during the six months ended June 30, 2016, unchanged since 2008. The residential construction market accounted for 17% of the Corporation’s aggregates product line shipments in 2015.

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

Variable-Rate Borrowing Facilities. At June 30, 2016, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million Term Loan Facility, and a $250 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $433 million, which was the collective outstanding balance at June 30, 2016, would increase interest expense by $4.3 million on an annual basis.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

(Continued)

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.  Based on forecasted net sales for the Cement business for full-year 2016 of $300 million to $320 million, a hypothetical 10% change in sales price would impact net sales by $30 million to $32 million.

Item 4. Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	15,686,143
May 1, 2016 - May 31, 2016	—	$—	—	15,686,143
June 1, 2016 - June 30, 2016	215,184	$185.89	215,184	15,470,959
Total for the period ended June 30, 2016	215,184	$185.89	215,184

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

PART II – OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01	Martin Marietta Amended and Restated Stock Based Award Plan (File No. 1-12744)*

10.02	Martin Marietta Executive cash Incentive Plan (File No. 1-12744)*

31.01	Certification dated August 4, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 4, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 4, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 4, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 4, 2016	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2016

EXHIBIT INDEX

Exhibit No.	Document

10.01	Martin Marietta Amended and Restated Stock Based Award Plan (File No. 1-12744)*

10.02	Martin Marietta Executive cash Incentive Plan (File No. 1-12744)*

31.01	Certification dated August 4, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 4, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 4, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 4, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase