Form 10-Q
period 2016-09-30
MARTIN MARIETTA MATERIALS INC
filed 2016-11-02
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2016
Common Stock, $0.01 par value	63,466,170

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2016	2015	2015
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$60,684	$168,409	$436,429
Accounts receivable, net	566,425	410,921	577,424
Inventories, net	508,199	469,141	464,525
Other current assets	56,217	33,164	37,427
Total Current Assets	1,191,525	1,081,635	1,515,805

Property, plant and equipment	6,013,084	5,613,198	5,488,744
Allowances for depreciation, depletion and amortization	(2,633,471)	(2,457,198)	(2,415,210)
Net property, plant and equipment	3,379,613	3,156,000	3,073,534
Goodwill	2,160,605	2,068,235	2,065,644
Operating permits, net	444,123	444,725	445,855
Other intangibles, net	70,927	65,827	65,556
Other noncurrent assets	126,408	141,189	142,040
Total Assets	$7,373,201	$6,957,611	$7,308,434

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$10,235	$—
Accounts payable	192,738	164,718	226,837
Accrued salaries, benefits and payroll taxes	33,463	30,939	30,529
Pension and postretirement benefits	9,658	8,168	8,359
Accrued insurance and other taxes	67,822	62,781	70,509
Current maturities of long-term debt and short-term facilities	228,025	18,713	147,003
Accrued interest	23,060	16,156	22,414
Other current liabilities	50,143	54,948	69,208
Total Current Liabilities	604,909	366,658	574,859

Long-term debt	1,536,810	1,550,061	1,553,768
Pension, postretirement and postemployment benefits	200,152	224,538	229,042
Deferred income taxes, net	676,144	583,459	540,079
Other noncurrent liabilities	196,788	172,718	158,106
Total Liabilities	3,214,803	2,897,434	3,055,854

Equity:
Common stock, par value $0.01 per share	633	643	660
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,326,531	3,287,827	3,283,200
Accumulated other comprehensive loss	(104,511)	(105,622)	(112,742)
Retained earnings	932,679	874,436	1,079,764
Total Shareholders' Equity	4,155,332	4,057,284	4,250,882
Noncontrolling interests	3,066	2,893	1,698
Total Equity	4,158,398	4,060,177	4,252,580
Total Liabilities and Equity	$7,373,201	$6,957,611	$7,308,434

See accompanying notes to the consolidated financial statements (unaudited).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net Sales	$1,038,344	$1,005,218	$2,687,740	$2,487,342
Freight and delivery revenues	65,557	77,031	182,194	207,672
Total revenues	1,103,901	1,082,249	2,869,934	2,695,014

Cost of sales	745,776	742,713	2,003,837	1,950,424
Freight and delivery costs	65,557	77,031	182,194	207,672
Total cost of revenues	811,333	819,744	2,186,031	2,158,096

Gross Profit	292,568	262,505	683,903	536,918

Selling, general & administrative expenses	56,348	54,887	177,718	161,120
Acquisition-related expenses, net	306	2,087	1,627	5,783
Other operating (income) and expenses, net	(4,441)	26,033	(7,309)	27,963
Earnings from Operations	240,355	179,498	511,867	342,052

Interest expense	20,568	18,926	60,896	57,344
Other nonoperating income, net	(10,560)	(4,489)	(19,690)	(6,607)
Earnings before taxes on income	230,347	165,061	470,661	291,315
Taxes on income	70,869	47,483	144,014	85,600
Consolidated net earnings	159,478	117,578	326,647	205,715
Less: Net (loss) earnings attributable to noncontrolling interests	(1)	34	121	108
Net Earnings Attributable to Martin Marietta Materials, Inc.	$159,479	$117,544	$326,526	$205,607

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$161,036	$117,616	$327,637	$199,024
Earnings attributable to noncontrolling interests	19	37	173	116
	$161,055	$117,653	$327,810	$199,140
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$2.50	$1.75	$5.10	$3.05
Diluted attributable to common shareholders	$2.49	$1.74	$5.08	$3.03

Weighted-Average Common Shares Outstanding:
Basic	63,452	66,830	63,713	67,203
Diluted	63,723	67,108	63,967	67,470

Cash Dividends Per Common Share	$0.42	$0.40	$1.22	$1.20

See accompanying notes to the consolidated financial statements (unaudited).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2016	2015
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$326,647	$205,715
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	211,997	199,935
Stock-based compensation expense	17,167	10,722
Loss on divestitures and sales of assets	158	27,568
Deferred income taxes	59,834	43,286
Excess tax benefits from stock-based compensation transactions	(5,010)	—
Other items, net	(17,797)	(6,554)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(133,848)	(155,054)
Inventories, net	(33,956)	(17,650)
Accounts payable	12,422	22,186
Other assets and liabilities, net	(23,546)	(10,575)
Net Cash Provided by Operating Activities	414,068	319,579

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(285,481)	(212,447)
Acquisitions, net	(178,689)	(10,748)
Cash received in acquisition	4,246	—
Proceeds from divestitures and sales of assets	5,216	422,045
Repayments from affiliate	—	1,808
Payment of railcar construction advances	(37,370)	(25,341)
Reimbursement of railcar construction advances	37,370	25,234
Net Cash (Used for) Provided by Investing Activities	(454,708)	200,551

Cash Flows from Financing Activities:
Borrowings of debt	360,000	230,000
Repayments of debt	(168,267)	(111,384)
Payments on capital lease obligations	(2,463)	(5,784)
Debt issuance costs	(213)	—
Change in bank overdraft	(10,235)	(183)
Dividends paid	(78,295)	(81,219)
Issuances of common stock	17,378	33,892
Repurchases of common stock	(190,000)	(257,674)
Excess tax benefits from stock-based compensation transactions	5,010	—
Net Cash Used for Financing Activities	(67,085)	(192,352)
Net (Decrease) Increase in Cash and Cash Equivalents	(107,725)	327,778
Cash and Cash Equivalents, beginning of period	168,409	108,651
Cash and Cash Equivalents, end of period	$60,684	$436,429
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$48,813	$47,069
Cash paid for income taxes	$81,589	$30,896

See accompanying notes to the consolidated financial statements (unaudited).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	64,479	$643	$3,287,827	$(105,622)	$874,436	$4,057,284	$2,893	$4,060,177
Consolidated net earnings	—	—	—	—	326,526	326,526	121	326,647
Other comprehensive earnings, net of tax	—	—	—	1,111	—	1,111	52	1,163
Dividends declared	—	—	—	—	(78,295)	(78,295)	—	(78,295)
Issuances of common stock for stock award plans	231	2	21,537	—	—	21,539	—	21,539
Repurchases of common stock	(1,244)	(12)	—	—	(189,988)	(190,000)	—	(190,000)
Stock-based compensation expense	—	—	17,167	—	—	17,167	—	17,167
Balance at September 30, 2016	63,466	$633	$3,326,531	$(104,511)	$932,679	$4,155,332	$3,066	$4,158,398

See accompanying notes to the consolidated financial statements (unaudited).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the “Corporation” or “Martin Marietta”) is engaged principally in the construction aggregates business. The aggregates product line accounted for 54% of consolidated net sales for the nine months ended September 30, 2016 (55% of full-year 2015 consolidated net sales) and includes crushed stone, sand and gravel, and is used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates products are also used in the railroad, agricultural, utility and environmental industries. The Corporation’s aggregates-related downstream product lines, which accounted for 32% of consolidated net sales for the nine months ended September 30, 2016 (27% of full-year 2015 consolidated net sales) include asphalt products, ready mixed concrete and road paving construction services.  Aggregates and aggregates-related downstream product lines are sold and shipped from a network of more than 400 quarries, distribution facilities and plants in 26 states, Nova Scotia and the Bahamas. The aggregates and aggregates-related downstream product lines are reported collectively as the “Aggregates business”.

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

The Corporation has a Cement segment, which accounted for 7% of consolidated net sales for the nine months ended September 30, 2016 (11% of full-year 2015 consolidated net sales which included the operations of a California-based cement plant sold in September 2015).  The Cement segment has production facilities located in Midlothian, Texas, south of Dallas-Fort Worth and Hunter, Texas, north of San Antonio, which produce Portland and specialty cements. Similar to the Aggregates business, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. The high calcium limestone reserves, used as a raw material, are owned by the Cement business and are adjacent to each of the plants.

The Corporation has a Magnesia Specialties segment with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties segment, which accounted for 7% of consolidated net sales for the nine months ended September 30, 2016 (7% of full-year 2015 consolidated net sales), produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the nine months ended September 30, 2016 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Debt Issuance Costs

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which amends the presentation of debt issuance costs in the financial statements.  The ASU requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and does not impact the recognition and measurement guidance for debt issuance costs. The Corporation adopted ASU 2015-03 on January 1, 2016 and has retrospectively adjusted the prior periods presented, resulting in a reclassification of $3,567,000 and $3,848,000 from Other noncurrent assets to Long-term debt as of December 31, 2015 and September 30, 2015, respectively, and $533,000 from Other current assets to Current maturities of long-term debt and short-term maturities as of December 31, 2015 and September 30, 2015.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$159,479	$117,544	$326,526	$205,607
Other comprehensive earnings (loss), net of tax	1,557	72	1,111	(6,583)
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$161,036	$117,616	$327,637	$199,024

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net (loss) earnings attributable to noncontrolling interests	$(1)	$34	$121	$108
Other comprehensive earnings, net of tax	20	3	52	8
Comprehensive earnings attributable to noncontrolling interests	$19	$37	$173	$116

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

Changes in accumulated other comprehensive (loss) earnings, net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended September 30, 2016
Balance at beginning of period	$(104,114)	$(381)	$(1,573)	$(106,068)
Other comprehensive earnings (loss) before reclassifications, net of tax	—	(198)	—	(198)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,547	—	208	1,755
Other comprehensive earnings (loss), net of tax	1,547	(198)	208	1,557
Balance at end of period	$(102,567)	$(579)	$(1,365)	$(104,511)

	Three Months Ended September 30, 2015
Balance at beginning of period	$(111,663)	$1,219	$(2,370)	$(112,814)
Other comprehensive loss before reclassifications, net of tax	—	(1,757)	—	(1,757)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,636	—	193	1,829
Other comprehensive earnings (loss), net of tax	1,636	(1,757)	193	72
Balance at end of period	$(110,027)	$(538)	$(2,177)	$(112,742)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Nine Months Ended September 30, 2016
Balance at beginning of period	$(103,380)	$(264)	$(1,978)	$(105,622)
Other comprehensive loss before reclassifications, net of tax	(3,830)	(315)	—	(4,145)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	4,643	—	613	5,256
Other comprehensive earnings (loss), net of tax	813	(315)	613	1,111
Balance at end of period	$(102,567)	$(579)	$(1,365)	$(104,511)

	Nine Months Ended September 30, 2015
Balance at beginning of period	$(106,688)	$3,278	$(2,749)	$(106,159)
Other comprehensive loss before reclassifications, net of tax	(10,845)	(3,816)	—	(14,661)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	7,506	—	572	8,078
Other comprehensive (loss) earnings, net of tax	(3,339)	(3,816)	572	(6,583)
Balance at end of period	$(110,027)	$(538)	$(2,177)	$(112,742)

The other comprehensive loss before reclassifications for pension and postretirement benefit plans is net of tax of $2,405,000 and $6,793,000 for the nine months ended September 30, 2016 and 2015, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended September 30, 2016
Balance at beginning of period	$66,931	$1,023	$67,954
Tax effect of other comprehensive earnings	(986)	(136)	(1,122)
Balance at end of period	$65,945	$887	$66,832

	Three Months Ended September 30, 2015
Balance at beginning of period	$71,625	$1,554	$73,179
Tax effect of other comprehensive earnings	(1,042)	(125)	(1,167)
Balance at end of period	$70,583	$1,429	$72,012

	Nine Months Ended September 30, 2016
Balance at beginning of period	$66,467	$1,290	$67,757
Tax effect of other comprehensive earnings	(522)	(403)	(925)
Balance at end of period	$65,945	$887	$66,832

	Nine Months Ended September 30, 2015
Balance at beginning of period	$68,568	$1,799	$70,367
Tax effect of other comprehensive earnings	2,015	(370)	1,645
Balance at end of period	$70,583	$1,429	$72,012

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings and
	2016	2015	2016	2015	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$—	$—	$59	$—
Amortization of:
Prior service credit	(404)	(468)	$(1,209)	$(1,407)
Actuarial loss	2,893	3,146	8,681	13,691
	2,489	2,678	7,531	12,284	Cost of sales; Selling, general and administrative expenses
Tax benefit	(942)	(1,042)	(2,888)	(4,778)	Taxes on income
	$1,547	$1,636	$4,643	$7,506

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$344	$318	$1,016	$942	Interest expense
Tax benefit	(136)	(125)	(403)	(370)	Taxes on income
	$208	$193	$613	$572

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Corporation’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2016 and 2015, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$159,479	$117,544	$326,526	$205,607
Less: Distributed and undistributed earnings attributable to unvested awards	637	479	1,388	897
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$158,842	$117,065	$325,138	$204,710

Basic weighted-average common shares outstanding	63,452	66,830	63,713	67,203
Effect of dilutive employee and director awards	271	278	254	267
Diluted weighted-average common shares outstanding	63,723	67,108	63,967	67,470

2.	Goodwill
The following table shows the changes in goodwill by reportable segment and in total:
	(Dollars in Thousands)
	Mid-America	Southeast	West
	Group	Group	Group	Cement	Total
	Nine Months Ended September 30, 2016
Balance at January 1, 2016	$281,403	$50,346	$871,220	$865,266	$2,068,235
Acquisitions	—	—	92,442	—	92,442
Disposal	—	—	(72)	—	(72)
Balance at September 30, 2016	$281,403	$50,346	$963,590	$865,266	$2,160,605

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Inventories, Net

	September 30,	December 31,	September 30,
	2016	2015	2015
	(Dollars in Thousands)
Finished products	$462,698	$433,649	$420,027
Products in process and raw materials	61,137	55,194	59,005
Supplies and expendable parts	114,872	110,882	108,759
	638,707	599,725	587,791
Less: Allowances	(130,508)	(130,584)	(123,266)
Total	$508,199	$469,141	$464,525

4.	Long-Term Debt

	September 30,	December 31,	September 30,
	2016	2015	2015
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,388	$299,113	$299,020
7% Debentures, due 2025	124,068	124,002	123,981
6.25% Senior Notes, due 2037	227,961	227,917	227,907
4.25 % Senior Notes, due 2024	395,115	394,690	394,575
Floating Rate Notes, due 2017, interest rate of 1.94%, 1.71% and 1.38% at September 30, 2016, December 31, 2015 and September 30, 2015, respectively	298,750	298,868	298,731
Term Loan Facility, due 2018, interest rate of 1.90%, 1.86% and 1.72% at September 30, 2016, December 31, 2015 and September 30, 2015, respectively	209,096	222,521	225,433
Trade Receivable Facility, interest rate of 1.22% and 0.90% at September 30, 2016 and September 30, 2015, respectively	210,000	—	130,000
Other notes	457	1,663	1,124
Total debt	1,764,835	1,568,774	1,700,771
Less: Current maturities	(228,025)	(18,713)	(147,003)
Long-term debt	$1,536,810	$1,550,061	$1,553,768

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

On September 28, 2016, the Corporation, through a wholly-owned special-purpose subsidiary, amended its trade receivable securitization facility (the “Trade Receivable Facility”) to increase the borrowing capacity from $250,000,000 to $300,000,000 and extend the maturity to September 27, 2017.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined.  Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined, of $420,044,000, $282,258,000 and $425,733,000 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.  These receivables are originated by the Corporation and then sold or contributed to the wholly-owned special-purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

The Corporation’s Credit Agreement, which provides a $250,000,000 (original amount) senior unsecured term loan (the “Term Loan Facility”) and a $350,000,000 five-year senior unsecured revolving facility (the “Revolving Facility”), requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined by the Credit Agreement, for the trailing-twelve months (the “Ratio”) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its rating on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.

In accordance with the amended Credit Agreement, the Corporation adjusted consolidated EBITDA to add back any integration or similar costs or expenses related to the TXI business combination incurred in any period prior to the second anniversary of the closing of the TXI business combination, not to exceed $70,000,000. The Corporation was in compliance with the Ratio at September 30, 2016.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At September 30, 2016, December 31, 2015 and September 30, 2015, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Current debt maturities consist of borrowings under the Trade Receivable Facility and the current portions of the Term Loan Facility and other notes.  The Floating Rate Notes have been classified as a noncurrent liability as the Corporation has the intent and ability to refinance on a long-term basis before or at its maturity of June 30, 2017.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and nine months ended September 30, 2016, the Corporation recognized $344,000 and $1,016,000, respectively, as additional interest expense. For the three and nine months ended September 30, 2015, the Corporation recognized $318,000 and $942,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,400,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values and fair values of the Corporation’s long-term debt were $1,764,835,000 and $1,876,802,000, respectively, at September 30, 2016; $1,568,774,000 and $1,625,193,000, respectively, at December 31, 2015; and $1,700,771,000 and $1,781,152,000, respectively, at September 30, 2015. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

6.	Income Taxes

The Corporation’s effective income tax rates for the nine months ended September 30, 2016 and 2015 were 30.6% and 29.4%, respectively.  The estimated effective income tax rates reflect the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as other expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended September 30,
	Pension		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in Thousands)
Service cost	$5,542	$5,752	$22	$34
Interest cost	8,970	8,287	216	232
Expected return on assets	(9,425)	(9,095)	—	—
Amortization of:
Prior service cost (credit)	87	106	(491)	(574)
Actuarial loss (gain)	3,018	3,223	(125)	(77)
Special termination benefit	—	382	—	—
Net periodic benefit cost (credit)	$8,192	$8,655	$(378)	$(385)

	Nine Months Ended September 30,
	Pension		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in Thousands)
Service cost	$16,624	$17,257	$65	$103
Interest cost	26,908	24,863	648	696
Expected return on assets	(28,272)	(27,285)	—	—
Amortization of:
Prior service cost (credit)	262	317	(1,471)	(1,724)
Actuarial loss (gain)	9,055	13,923	(374)	(232)
Settlement charge	59	—	—	—
Special termination benefit	764	1,844	(8)	—
Net periodic benefit cost (credit)	$25,400	$30,919	$(1,140)	$(1,157)

The Corporation currently estimates that it will contribute $38,752,000 to its pension and SERP plans in 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Corporation has a $6,000,000 outstanding loan due from this unconsolidated affiliate as of September 30, 2016, December 31, 2015 and September 30, 2015.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

The following tables display selected financial data for continuing operations for the Corporation’s reportable business segments. Total revenues and net sales in the table below, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment sales, which are eliminated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$297,275	$289,735	$762,297	$688,217
Southeast Group	83,814	82,949	243,086	229,144
West Group	595,030	531,256	1,472,943	1,263,063
Total Aggregates Business	976,119	903,940	2,478,326	2,180,424
Cement	62,633	116,135	198,653	324,134
Magnesia Specialties	65,149	62,174	192,955	190,456
Total	$1,103,901	$1,082,249	$2,869,934	$2,695,014

Net sales:
Mid-America Group	$275,791	$265,653	$708,151	$632,772
Southeast Group	80,044	78,283	230,005	214,536
West Group	562,175	493,505	1,381,215	1,156,075
Total Aggregates Business	918,010	837,441	2,319,371	2,003,383
Cement	60,090	110,519	189,754	307,489
Magnesia Specialties	60,244	57,258	178,615	176,470
Total	$1,038,344	$1,005,218	$2,687,740	$2,487,342

Earnings (Loss) from operations:
Mid-America Group	$91,861	$85,693	$186,836	$148,385
Southeast Group	11,870	7,576	30,389	10,845
West Group	110,854	87,525	227,056	151,201
Total Aggregates Business	214,585	180,794	444,281	310,431
Cement	22,959	2,758	70,584	37,455
Magnesia Specialties	20,378	16,996	60,170	53,537
Corporate	(17,567)	(21,050)	(63,168)	(59,371)
Total	$240,355	$179,498	$511,867	$342,052

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

The decline in the Cement business’s total and net sales is primarily attributable to the California cement operations, included in the three and nine months ended September 30, 2015 and divested as of September 30, 2015.  For the three months ended September 30, 2015, total revenues, net sales and loss from operations for the California cement operations were $31,866,000, $30,781,000 and $28,947,000, respectively.  For the nine months ended September 30, 2015, total revenues, net sales and loss from operations for the California cement operations were $101,541,000, $98,048,000 and $36,853,000, respectively.  The California cement operations’ loss from operations for the three and nine months ended September 30, 2015 includes the loss on the divestiture of $28,709,000 and $29,888,000, respectively.

Cement intersegment sales, which are to the aggregates and ready mixed concrete product lines in the West Group, were $34,654,000 and $89,291,000 for the three and nine months ended September 30, 2016, respectively, and $25,349,000 and $64,304,000 for the three and nine months ended September 30, 2015, respectively.

The Aggregates business includes the aggregates product line and aggregates-related downstream product lines, which include asphalt and road paving products and ready mixed concrete. All aggregates-related downstream product lines reside in the West Group. The following tables, which are reconciled to consolidated amounts, provide net sales and gross profit by line of business: Aggregates (further divided by product line), Cement and Magnesia Specialties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net sales:
Aggregates	$542,764	$529,993	$1,465,486	$1,343,821
Asphalt and Paving	111,566	97,840	188,532	172,631
Ready Mixed Concrete	263,680	209,608	665,353	486,931
Total Aggregates Business	918,010	837,441	2,319,371	2,003,383
Cement	60,090	110,519	189,754	307,489
Magnesia Specialties	60,244	57,258	178,615	176,470
Total	$1,038,344	$1,005,218	$2,687,740	$2,487,342

Gross profit (loss):
Aggregates	$172,994	$166,166	$418,428	$344,857
Asphalt and Paving	30,400	22,057	37,114	25,173
Ready Mixed Concrete	39,832	23,557	83,210	34,981
Total Aggregates Business	243,226	211,780	538,752	405,011
Cement	29,725	38,244	86,283	87,642
Magnesia Specialties	22,810	19,391	67,472	60,793
Corporate	(3,193)	(6,910)	(8,604)	(16,528)
Total	$292,568	$262,505	$683,903	$536,918
For the three months ended September 30, 2015, gross profit for the California cement operations was $3,332,000.  For the nine months ended September 30, 2015, the operations’ gross profit was $2,685,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in Thousands)
Other current and noncurrent assets	$(3,997)	$(4,579)
Accrued salaries, benefits and payroll taxes	413	(11,829)
Accrued insurance and other taxes	5,041	12,152
Accrued income taxes	693	13,143
Accrued pension, postretirement and postemployment benefits	(21,624)	(24,232)
Other current and noncurrent liabilities	(4,072)	4,770
	$(23,546)	$(10,575)

The change in accrued salaries, benefit and payroll taxes is primarily attributable to a decrease in severance payments.  The change in accrued income taxes is attributable to tax payments made in excess of the estimated tax liability in the current year.

Noncash investing and financing activities are as follows:

	September 30,
	2016	2015
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$24,453	$23,353
Acquisition of assets through capital lease	998	1,445
Acquisition of assets through asset exchange	—	5,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.Business Combinations

In the first quarter 2016, the Corporation acquired the outstanding stock of Rocky Mountain Materials and Asphalt, Inc., and Rocky Mountain Premix Inc.  The acquisition provides more than 500 million tons of mineral reserves and expands the Corporation’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population.  The acquired operations are reported through the West Group.  The Corporation has recorded preliminary fair values of the assets acquired and liabilities assumed; however, certain amounts are subject to change as additional reviews are performed, including asset and liability verification and review of seller’s final tax return.  Specific accounts subject to ongoing purchase accounting include property, plant and equipment; goodwill; accrued expenses and deferred income taxes.

During the third quarter 2016, the Corporation acquired the remaining interest in Ratliff Ready-Mix, L.P. (“Ratliff”), which operates ready mixed concrete plants in central Texas.  Prior to the acquisition, the Corporation owned a 40% interest in Ratliff which was accounted for under the equity method.  The Corporation was required to re-measure the existing 40% interest to fair value upon closing of the transaction, resulting in a gain of $5,863,000, which is recorded in other nonoperating income.  These operations are reported in the West Group.  The Corporation has recorded preliminary fair values of the assets acquired and the liabilities assumed; however, certain amounts are subject to change as further reviews are performed, including review of the seller’s final tax return.  Specific accounts subject to ongoing purchase accounting include accounts receivable; property, plant and equipment; intangible assets, including goodwill; accounts payable; accrued expenses; and deferred income taxes.

The impact of these acquisitions on the operating results was not considered material; therefore, pro forma financial information is not included.

12. Stock-Based Compensation

During the quarter ended March 31, 2016, the Corporation awarded its annual grant of stock-based compensation, which included 75,421 of performance stock units and 68,720 of restricted stock units.  The grant-date fair value of each award is $142.02 for the performance stock units and $124.41 for the restricted stock units.  No stock options are expected to be awarded in 2016.  In past years, annual stock-based compensation awards were primarily made in the second quarter of the year.  The change in the composition of the awards and the timing of the annual grant resulted in higher expense recorded in the first nine months of the year compared with prior years.  For the nine months ended September 30, 2016 and 2015, stock-based compensation expense was $17,167,000 and $10,722,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

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

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

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

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes to the Corporation’s critical accounting policies during the nine months ended September 30, 2016.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of sales. Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (“GAAP”). However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures. The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and nine months ended September 30, 2016 and 2015 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Consolidated Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$292,568	$262,505	$683,903	$536,918
Total revenues	$1,103,901	$1,082,249	$2,869,934	$2,695,014
Gross margin	26.5%	24.3%	23.8%	19.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Consolidated Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$292,568	$262,505	$683,903	$536,918
Total revenues	$1,103,901	$1,082,249	$2,869,934	$2,695,014
Less: Freight and delivery revenues	(65,557)	(77,031)	(182,194)	(207,672)
Net sales	$1,038,344	$1,005,218	$2,687,740	$2,487,342
Gross margin excluding freight and delivery revenues	28.2%	26.1%	25.4%	21.6%

Consolidated Operating Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Earnings from operations	$240,355	$179,498	$511,867	$342,052
Total revenues	$1,103,901	$1,082,249	$2,869,934	$2,695,014
Operating margin	21.8%	16.6%	17.8%	12.7%

Consolidated Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Earnings from operations	$240,355	$179,498	$511,867	$342,052
Total revenues	$1,103,901	$1,082,249	$2,869,934	$2,695,014
Less: Freight and delivery revenues	(65,557)	(77,031)	(182,194)	(207,672)
Net sales	$1,038,344	$1,005,218	$2,687,740	$2,487,342
Operating margin excluding freight and delivery revenues	23.1%	17.9%	19.0%	13.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Ready Mixed Concrete Product Line Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$39,832	$23,557	$83,210	$34,981
Total revenues	$263,983	$210,058	$666,313	$487,914
Gross margin	15.1%	11.2%	12.5%	7.2%

Ready Mixed Concrete Product Line Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$39,832	$23,557	$83,210	$34,981
Total revenues	$263,983	$210,058	$666,313	$487,914
Less: Freight and delivery revenues	(303)	(450)	(960)	(983)
Net sales	$263,680	$209,608	$665,353	$486,931
Gross margin excluding freight and delivery revenues	15.1%	11.2%	12.5%	7.2%

Cement Business Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$29,725	$38,244	$86,283	$87,642
Total revenues	$62,633	$116,135	$198,653	$324,134
Gross margin	47.5%	32.9%	43.4%	27.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Cement Business Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$29,725	$38,244	$86,283	$87,642
Total revenues	$62,633	$116,135	$198,653	$324,134
Less: Freight and delivery revenues	(2,543)	(5,616)	(8,899)	(16,645)
Net sales	$60,090	$110,519	$189,754	$307,489
Gross margin excluding freight and delivery revenues	49.5%	34.6%	45.5%	28.5%

Cement Business, Excluding California Cement Operations, Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$29,725	$34,912	$86,283	$84,957
Total revenues	$62,633	$84,268	$198,653	$222,593
Gross margin	47.5%	41.4%	43.4%	38.2%

Cement Business, Excluding California Cement Operations, Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$29,725	$34,912	$86,283	$84,957
Total revenues	$62,633	$84,268	$198,653	$222,593
Less: Freight and delivery revenues	(2,543)	(4,530)	(8,899)	(13,152)
Net sales	$60,090	$79,738	$189,754	$209,441
Gross margin excluding freight and delivery revenues	49.5%	43.8%	45.5%	40.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Magnesia Specialties Gross Margin in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$22,810	$19,391	$67,472	$60,793
Total revenues	$65,149	$62,174	$192,955	$190,456
Gross margin	35.0%	31.2%	35.0%	31.9%

Magnesia Specialties Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Gross profit	$22,810	$19,391	$67,472	$60,793
Total revenues	$65,149	$62,174	$192,955	$190,456
Less: Freight and delivery revenues	(4,905)	(4,916)	(14,340)	(13,986)
Net sales	$60,244	$57,258	$178,615	$176,470
Gross margin excluding freight and delivery revenues	37.9%	33.9%	37.8%	34.4%

Earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings or operating cash flow.  EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Consolidated Earnings Before Interest, Income Taxes, Depreciation, Depletion and Amortization	$322,796	$248,187	$741,898	$546,294

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

A reconciliation of Net Earnings Attributable to Martin Marietta Materials, Inc. to Consolidated EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$159,479	$117,544	$326,526	$205,607
Add back:
Interest expense	20,568	18,926	60,896	57,344
Income tax expense for controlling interests	70,850	47,468	143,923	85,556
Depreciation, depletion and amortization expense	71,899	64,249	210,553	197,787
Consolidated EBITDA	$322,796	$248,187	$741,898	$546,294

The Corporation presents the earnings per diluted share impact and operating earnings impact of the loss on the sale of the California cement operations, including related expenses.  This non-GAAP measure is presented for investors and analysts to evaluate and forecast the Corporation’s ongoing financial results, as the loss on the divestiture and related expenses are nonrecurring.

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

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

The following shows the calculation of the impact of the loss on the sale of the California cement operations and related expenses on operation earnings for the three and nine months ended September 30, 2015 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
Earnings from operations, as reported	$179,498	$342,052
Loss on the sale of the California cement operations and other related expenses	28,709	29,888
Adjusted earnings from operations	$208,207	$371,940

The Corporation presents the change in cement business shipments, excluding shipments attributable to the California cement operations which were divested in September 2015, from the prior-year quarter.  Management presents this measure as it presents cement shipments on a comparable basis.  (shipments in thousands)

	Three Months Ended
	September 30,
	2016	2015
Cement shipments	905	1,337
Less: Cement shipments attributable to the California cement operations	—	(328)
Cement shipments excluding shipments attributable to the California cement operations	905	1,009

Decrease in cement shipments, excluding shipments attributable to the California cement operations	(10.3)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Significant items for the quarter ended September 30, 2016 (unless noted, all comparisons are versus the prior-year quarter):

•	Consolidated net sales of $1.04 billion compared with $1.01 billion, an increase of 3.3%
•	Aggregates product line price increase of 8.5%; aggregates product line volume decline of 4.7%
•	Cement business net sales of $60.1 million and gross profit of $29.7 million
•	Magnesia Specialties net sales of $60.2 million and gross profit of $22.8 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 28.2%, an increase of 210 basis points
•	Consolidated selling, general and administrative expenses (“SG&A”) of $56.3 million, or 5.4% of net sales
•

Consolidated earnings from operations of $240.4 million compared with adjusted consolidated earnings from operations of $208.2 million (which excludes the loss on the sale of the California cement operations and additional related expenses), an increase of 15.5%

•

Earnings per diluted share of $2.49 compared with adjusted earnings per diluted share of $2.04 (which excludes the $0.30 per diluted share impact of the sale of the California cement operations and related expenses)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended September 30, 2016 and 2015. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$275,791	100.0	$265,653	100.0
Southeast Group	80,044	100.0	78,283	100.0
West Group	526,585	100.0	493,505	100.0
Total Heritage Aggregates Business	882,420	100.0	837,441	100.0
Cement	60,090	100.0	110,519	100.0
Magnesia Specialties	60,244	100.0	57,258	100.0
Total Heritage Consolidated	1,002,754	100.0	1,005,218	100.0
Acquisitions:
Aggregates Business – West Group	35,590	100.0	—
Total	$1,038,344	100.0	$1,005,218	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$103,596	37.6	$97,387	36.7
Southeast Group	15,902	19.9	11,468	14.6
West Group	119,896	22.8	102,925	20.9
Total Heritage Aggregates Business	239,394	27.1	211,780	25.3
Cement	29,725	49.5	38,244	34.6
Magnesia Specialties	22,810	37.9	19,391	33.9
Corporate	(3,193)		(6,910)
Total Heritage Consolidated	288,736	28.8	262,505	26.1
Acquisitions:
Aggregates Business – Mid-America Group	(25)		—
Aggregates Business – West Group	3,857	10.8	—
Total Acquisitions	3,832		—
Total Consolidated	$292,568	28.2	$262,505	26.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$12,896	4.7	$12,937	4.9
Southeast Group	4,294	5.4	4,515	5.8
West Group	15,717	3.0	16,593	3.4
Total Heritage Aggregates Business	32,907	3.7	34,045	4.1
Cement	6,121	10.2	6,809	6.2
Magnesia Specialties	2,406	4.0	2,351	4.1
Corporate	14,115		11,682
Total Heritage Consolidated	55,549	5.5	54,887	5.5
Acquisitions:
Aggregates Business – West Group	799	2.2	—
Total	$56,348	5.4	$54,887	5.5

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$91,886	33.3	$85,693	32.3
Southeast Group	11,870	14.8	7,576	9.7
West Group	107,766	20.5	87,525	17.7
Total Heritage Aggregates Business	211,522	24.0	180,794	21.6
Cement	22,959	38.2	2,758	2.5
Magnesia Specialties	20,378	33.8	16,996	29.7
Corporate	(17,567)		(21,050)
Total Heritage Consolidated	237,292	23.7	179,498	17.9
Acquisitions:
Aggregates Business – Mid-America Group	(25)		—
Aggregates Business – West Group	3,088	8.7	—
Total Acquisitions	3,063		—
Total Consolidated	$240,355	23.1	$179,498	17.9

For the three months ended September 30, 2015, net sales, gross profit, SG&A and loss from operations for the California cement operations were $30,781,000, $3,332,000, $2,433,000 and $28,947,000, respectively.  The loss from operations for the three months ended September 30, 2015 includes a loss on the divestiture of the California cement operations of $28,709,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Aggregates Business

Net sales by product line for the Aggregates business, which reflect the elimination of inter-product line sales, are as follows:

	Three Months Ended
	September 30,
	2016	2015
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$538,028	$529,993
Asphalt and Paving	110,025	97,840
Ready Mixed Concrete	234,367	209,608
Total Heritage	882,420	837,441
Acquisitions:
Aggregates	4,736	—
Asphalt and Paving	1,541	—
Ready Mixed Concrete	29,313	—
Total Acquisitions	35,590	—
Total Aggregates Business	$918,010	$837,441

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Three Months Ended
	September 30, 2016
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	(0.7)%	4.7%
Southeast Group	(5.5)%	7.4%
West Group	(10.9)%	13.7%
Heritage Aggregates Operations(2)	(5.6)%	8.6%
Aggregates Product Line (3)	(4.7)%	8.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

	Three Months Ended
	September 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	21,799	21,958
Southeast Group	5,109	5,405
West Group	17,901	20,096
Heritage Aggregates Operations(2)	44,809	47,459
Acquisitions	430	—
Aggregates Product Line (3)	45,239	47,459

	Three Months Ended
	September 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	41,588	44,422
Internal tons used in other product lines	3,221	3,037
Total heritage aggregates tons	44,809	47,459

Acquisitions:
Tons to external customers	340	—
Internal tons used in other product lines	90	—
Total acquisition aggregates tons	430	—
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates product line shipments to the infrastructure market comprised 42% of quarterly volumes and decreased 7.2%.  Infrastructure shipments in the third quarter were impacted by significant rainfall and project start-up delays, primarily in Texas, which deferred shipments and led to reduced public-sector volumes.

The nonresidential market represented 31% of quarterly aggregates product line shipments and declined 4.3%.  The Mid-America Group achieved a 5.0% increase, driven by growth in office, retail and industrial development in North Carolina and South Carolina.  The Southeast Group and West Group each experienced a decline in nonresidential activity, primarily related to weather deferrals and further reductions in energy demand.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

The residential market accounted for 18% of quarterly aggregates product line shipments. Volumes to this segment increased 3.0%, due to the continued housing recovery.  While the pace of housing permit growth has slowed, Dallas, Atlanta and Denver all continue to rank in the top ten in the country.  In fact, the increase in housing permits in Dallas for the trailing-twelve months led the nation.  ChemRock/Rail market accounted for the remaining 9% of aggregates product line volumes. The volume decline in this segment principally reflects reduced ballast shipments driven by reduced energy demand, which impacts transportation and results in lower capital and maintenance activity by railroads.

Overall, aggregates product line shipments decreased 4.7%, reflecting various department of transportation delays, weather-driven impacts in addition to reduced energy-related shipments and lower ballast demand.

The average per-ton selling price for the heritage aggregates product line was $12.77 and $11.76 for the three months ended September 30, 2016 and 2015, respectively.  The heritage aggregates product line pricing increase of 8.6% reflects growth in all reportable groups, led by the 13.7% increase in the West Group. The most significant improvement was achieved in the central Texas region.  The Southeast Group and Mid-America Group reported increases of 7.4% and 4.7%, respectively.  For the three months ended September 30, 2016 the average per-ton selling price for the acquired aggregates product line was $10.86.  The acquired locations, which are in the Colorado market, have a lower average selling price due to its inherent trucking market compared with the Corporation’s overall aggregates business, which includes markets that have transportation components in the average selling price.

The Corporation’s aggregates-related downstream product lines include ready mixed concrete, asphalt and paving businesses in Arkansas, Colorado, Texas and Wyoming. Average selling prices by product line for the Corporation’s aggregates-related downstream product lines are as follows:

Three Months Ended
September 30,
	2016	2015
Heritage:
Asphalt	$39.18/ton	$43.00/ton
Ready Mixed Concrete	$105.04/yd3	$98.15/yd³
Acquisitions:
Asphalt	$44.18/ton	—
Ready Mixed Concrete	$97.67/yd³	—

The decline in asphalt pricing is primarily attributable to the divestiture of the San Antonio Asphalt operations sold in fourth quarter 2015, which had a higher average selling price.  Additionally, asphalt and paving contracts in the Rocky Mountain Division contain accelerator clauses to reflect cost fluctuations in the raw materials.  Liquid asphalt, a key raw material in the manufacturing process, declined during the quarter, resulting in a lower average selling price.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Unit shipments by product line for the Corporation’s aggregates-related downstream product lines are as follows:

	Three Months Ended
	September 30,
	2016	2015
Asphalt Product Line (in thousands):
Heritage:
Tons to external customers	378	473
Internal tons used in road paving business	755	783
Total heritage asphalt tons	1,133	1,256
Acquisitions:
Tons to external customers	34	—
Internal tons used in road paving business	193	—
Total acquisitions asphalt tons	227	—

Ready Mixed Concrete (in thousands of cubic yards):
Heritage	2,188	2,111
Acquisitions	298	—
Total cubic yards	2,486	2,111

The decline in asphalt product line shipments is primarily attributable to the divestiture of San Antonio Asphalt operations, sold in fourth quarter 2015, which contributed 209,000 tons during the three months ended September 30, 2015.

The ready mixed concrete product line continued to benefit from strong demand and better pricing.  Inclusive of operations acquired during the quarter, these factors drove a 17.8% increase in shipments and a 6.1% increase in average selling price. Increased sales led to a 380-basis-point improvement in gross margin (excluding freight and delivery revenues).  Excluding the results of businesses acquired in 2016, ready mixed concrete volumes and average selling price increased 3.6% and 7.0%, respectively, driving gross margin expansion (excluding freight and delivery revenues) of 415 basis points.

Cement Business

For the quarter, the Cement business generated $60.1 million of net sales and $29.7 million of gross profit. Cement shipments declined while pricing improved by 0.3% (excluding the impact of the California cement operations sold in 2015). The business’ reported quarterly gross margin (excluding freight and delivery revenues) of 49.5%, an expansion of 570-basis-points compared to prior year (excluding the impact of the California cement operations sold in 2015).  The increase in gross margin is primarily attributable to disciplined cost control, including lower kiln maintenance costs.

During the third quarter 2016, the business incurred $1.8 million in planned cement kiln maintenance costs, and expects to incur $9.7 million in the fourth quarter.  Kiln maintenance costs in 2015 for the Texas plants were $3.4 million, $3.5 million, $3.2 million and $9.3 million for the first, second, third and fourth quarters, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Cement shipments and adjusted average-selling price for the three months ended September 30, 2016 and 2015 were (tons in thousands):

	Three Months Ended
	September 30,
	2016	2015
Tons to external customers	574	1,081
Internal tons used in other product lines	331	256
Total cement tons	905	1,337
Less: California cement tons	—	328
Adjusted cement tons	905	1,009

Adjusted average-selling price per ton[1]	$103.08	$102.78

1 Excludes the impact of the California cement operations

The decline in 2016 shipments is primarily attributable to the prior-year divestiture of the California operations, which accounted for 328,000 tons in the third-quarter of 2015 coupled with a decline in energy sector demand in southern Texas.

The Portland Cement Association, or PCA, forecasts favorable supply/demand imbalance in Texas over the next several years and growth each year through 2019.

Magnesia Specialties Business

Magnesia Specialties delivered record performance and generated a 5.2% increase in third-quarter net sales of $60.2 million as a result of higher chemical product line sales partially offset by lower shipments of dolomitic lime and periclase.  Gross margin (excluding freight and delivery revenues) of 37.9% in the quarter expanded 400 basis points, driven by lower energy and kiln outage costs compared with the prior year.  Third-quarter earnings from operations were $20.4 million compared with $17.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2015	$262,505
Heritage aggregates product line:
Volume	(32,443)
Pricing	45,399
Cost increases, net	(5,833)
Change in heritage aggregates product line gross profit	7,123
Change in gross profit:
Heritage aggregates-related downstream product lines	20,491
Acquired aggregates business operations	3,832
Cement[1]	(8,519)
Magnesia Specialties	3,419
Corporate	3,717
Change in consolidated gross profit	30,063
Consolidated gross profit, quarter ended September 30, 2016	$292,568

1Includes impact of California cement operations.  Excluding California cement operations, gross profit would have decreased by $5,187,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Gross profit (loss) by business is as follows:

	Three Months Ended
	September 30,
	2016	2015
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$173,289	$166,166
Asphalt and Paving	30,038	22,057
Ready Mixed Concrete	36,067	23,557
Total Aggregates Business	239,394	211,780
Cement	29,725	38,244
Magnesia Specialties	22,810	19,391
Corporate	(3,193)	(6,910)
Total Heritage	288,736	262,505
Acquisitions:
Aggregates	(295)	—
Asphalt and Paving	362	—
Ready Mixed Concrete	3,765	—
Total Acquisitions	3,832	—
Total	$292,568	$262,505

The consolidated gross margin (excluding freight and delivery revenues) for the quarter was 28.2%, a 210-basis-point improvement compared with the prior-year quarter.  The increase reflects pricing growth, management’s cost-disciplined approach and divesting the lower-margin California cement operations at the end of the third quarter of 2015.

Consolidated Operating Results

Consolidated SG&A was 5.4% of net sales, flat compared with the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was income of $4.6 million in 2016 and an expense of $26.0 million in 2015.  Operating income and expenses, net, for 2015 reflects the net loss recognized on the disposal of the California cement operations.

Other nonoperating income and expenses, net, includes foreign currency transaction gains and losses, interest and other miscellaneous income and equity adjustments for nonconsolidated affiliates.  Consolidated other nonoperating income and expenses, net, was income of $10.6 million and $4.5 million for the quarter ended September 30, 2016 and 2015,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

respectively.  The increase in income in 2016 compared to 2015 is primarily attributable to a net gain recognized on the purchase of the remaining interest in a joint venture.

The estimated effective income tax rate for the quarter was 30.6%.  For the year, the Corporation expects to fully utilize the remaining allowable net operating loss carryforwards of $33 million acquired with TXI.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Significant items for the nine months ended September 30, 2016 (unless noted, all comparisons are versus the prior-year period):

•	Consolidated net sales of $2.7 billion compared with $2.5 billion, an increase of 8.1%
•	Aggregates product line volume increase of 1.8%; aggregates product line price increase of 7.9%
•	Cement business net sales of $189.8 million and gross profit of $86.3 million
•	Magnesia Specialties net sales of $178.6 million and gross profit of $67.5 million
•	Consolidated gross margin (excluding freight and delivery revenues) of 25.4%, an increase of 380 basis points
•	Consolidated SG&A of $177.7 million, or 6.6% of net sales
•	Consolidated earnings from operations of $511.9 million compared with $371.9 million (which excludes the loss on the sale of the California cement operations and additional related expenses)
•	Earnings per diluted share of $5.08 compared with $3.34 (which excludes the $0.31 per diluted share impact of the sale of the California cement operations and related expenses)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the nine months ended September 30, 2016 and 2015. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Heritage:
Mid-America Group	$708,151	100.0	$632,772	100.0
Southeast Group	230,005	100.0	214,536	100.0
West Group	1,328,592	100.0	1,156,075	100.0
Total Heritage Aggregates Business	2,266,748	100.0	2,003,383	100.0
Cement	189,754	100.0	307,489	100.0
Magnesia Specialties	178,615	100.0	176,470	100.0
Total Heritage Consolidated	2,635,117	100.0	2,487,342	100.0
Acquisitions:
Aggregates Business – West Group	52,623	100.0	—	100.0
Total	$2,687,740	100.0	$2,487,342	100.0

Gross profit (loss):
Heritage:
Mid-America Group	$223,630	31.6	$184,708	29.2
Southeast Group	41,779	18.2	24,060	11.2
West Group	270,947	20.4	196,243	17.0
Total Heritage Aggregates Business	536,356	23.7	405,011	20.2
Cement	86,283	45.5	87,642	28.5
Magnesia Specialties	67,472	37.8	60,793	34.4
Corporate	(8,604)		(16,528)
Total Heritage Consolidated	681,507	25.9	536,918	21.6
Acquisitions:
Aggregates Business – Mid-America Group	(25)		—
Aggregates Business – West Group	2,421	4.6	—
Total Acquisitions	2,396		—
Total Consolidated	$683,903	25.4	$536,918	21.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Heritage:
Mid-America Group	$39,447	5.6	$39,187	6.2
Southeast Group	12,724	5.5	13,307	6.2
West Group	49,968	3.8	48,357	4.2
Total Heritage Aggregates Business	102,139	4.5	100,851	5.0
Cement	18,471	9.7	20,131	6.5
Magnesia Specialties	7,203	4.0	7,109	4.0
Corporate	48,831		33,029
Total Heritage Consolidated	176,644	6.7	161,120	6.5
Acquisitions:
Aggregates Business – West Group	1,074	2.0	—
Total	$177,718	6.6	$161,120	6.5

Earnings (Loss) from operations:
Heritage:
Mid-America Group	$186,861	26.4	$148,385	23.4
Southeast Group	30,389	13.2	10,845	5.1
West Group(1)	225,683	17.0	151,201	13.1
Total Heritage Aggregates Business	442,933	19.5	310,431	15.5
Cement(2)	70,584	37.2	37,455	12.2
Magnesia Specialties	60,170	33.7	53,537	30.3
Corporate	(63,168)		(59,371)
Total Heritage Consolidated	510,519	19.4	342,052	13.8
Acquisitions:
Aggregates Business – Mid-America Group	(25)		—
Aggregates Business – West Group	1,373	2.6	—
Total Acquisitions	1,348		—
Total	$511,867	19.0	$342,052	13.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Net sales by product line for the Aggregates business are follows:

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in Thousands)
Net sales:
Heritage:
Aggregates	$1,453,702	$1,343,821
Asphalt and Paving	186,114	172,631
Ready Mixed Concrete	626,932	486,931
Total Heritage	2,266,748	2,003,383
Acquisitions:
Aggregates	11,784	—
Asphalt and Paving	2,418	—
Ready Mixed Concrete	38,421	—
Total Acquisitions	52,623	—
Total Aggregates Business	$2,319,371	$2,003,383

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Nine Months Ended
	September 30, 2016
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Aggregates Product Line (2):
Mid-America Group	7.0%	4.6%
Southeast Group	0.2%	7.0%
West Group	(4.7)%	11.9%
Heritage Aggregates Operations(2)	1.0%	8.0%
Aggregates Product Line (3)	1.8%	7.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

	Nine Months Ended
	September 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Mid-America Group	54,809	51,212
Southeast Group	14,802	14,769
West Group	49,878	52,316
Heritage Aggregates Operations(2)	119,489	118,297
Acquisitions	967	—
Aggregates Product Line (3)	120,456	118,297
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.
(2)	Heritage Aggregates Product Line and Heritage Aggregates Operations exclude volume and pricing data for acquisitions that have not been included in operations for a full year.
(3)	Aggregates Product Line includes all acquisitions from the date of acquisition and divestitures through the date of disposal.
	Nine Months Ended
	September 30,
	2016	2015
	(Tons in Thousands)
Shipments
Heritage Aggregates Product Line (2):
Tons to external customers	111,748	111,204
Internal tons used in other product lines	7,741	7,093
Total heritage aggregates tons	119,489	118,297

Acquisitions:
Tons to external customers	791	—
Internal tons used in other product lines	176	—
Total acquisition aggregates tons	967	—

The per-ton average selling price for the heritage aggregates product line was $12.85 and $11.90 for the nine months ended September 30, 2016 and 2015, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Average selling prices by product line for the Corporation’s aggregates-related downstream operations are as follows:

Nine Months Ended
September 30,
	2016	2015
Heritage:
Asphalt	$38.71/ton	$42.80/ton
Ready Mixed Concrete	$104.25/yd³	$94.27/yd³
Acquisitions:
Asphalt	$44.03/ton	—
Ready Mixed Concrete	$101.01/yd³	—

Unit shipments by product line for the Corporation’s aggregates-related downstream operations are as follows:

	Nine Months Ended
	September 30,
	2016	2015
Asphalt Product Line (in thousands):
Heritage:
Tons to external customers	697	1,042
Internal tons used in road paving business	1,289	1,296
Total heritage asphalt tons	1,986	2,338
Acquisitions:
Tons to external customers	58	—
Internal tons used in road paving business	308	—
Total acquisitions asphalt tons	366	—

Ready Mixed Concrete (in thousands of cubic yards):
Heritage	5,893	5,088
Acquisitions	376	—
Total cubic yards	6,269	5,088

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Cement shipments and adjusted average-selling price per ton for the nine months ended September 30, 2016 and 2015 were (tons in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Tons to external customers	1,837	3,100
Internal tons used in other product lines	879	657
Total cement tons	2,716	3,757
Less: California cement tons	—	1,072
Adjusted cement tons	2,716	2,685

Adjusted average-selling price per ton[1]	$101.37	$100.94

1 Excludes the impact of the divested California cement operations

For 2016, Magnesia Specialties reported net sales of $178.6 million compared with $176.5 million.  Earnings from operations were $60.2 million compared with $53.5 million, an increase of 340 basis points.  The increase in earnings from operations was primarily attributable to lower production costs, specifically related to energy and maintenance expenses.

Consolidated gross margin (excluding freight and delivery revenues) was 25.4% for 2016 versus 21.6% for 2015.  The following presents a rollforward of the Corporation’s gross profit (dollars in thousands):

Consolidated gross profit, nine months ended September 30, 2015	$536,918
Heritage aggregates product line:
Volume	11,067
Pricing	113,669
Cost increases, net	(48,851)
Change in heritage aggregates product line gross profit	75,885
Change in gross profit:
Heritage aggregates-related downstream product lines	55,460
Acquired aggregates business operations	2,396
Cement[1]	(1,359)
Magnesia Specialties	6,679
Corporate	7,924
Change in consolidated gross profit	146,985
Consolidated gross profit, nine months ended September 30, 2016	$683,903

1Includes impact of California cement operations. Excluding California cement operations, gross profit would have increased by $1,326,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

Gross profit (loss) by business is as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in Thousands)
Gross profit (loss):
Heritage:
Aggregates	$420,742	$344,857
Asphalt and Paving	36,728	25,173
Ready Mixed Concrete	78,886	34,981
Total Aggregates Business	536,356	405,011
Cement	86,283	87,642
Magnesia Specialties	67,472	60,793
Corporate	(8,604)	(16,528)
Total Heritage	681,507	536,918
Acquisitions:
Aggregates	(2,314)	—
Asphalt and Paving	386	—
Ready Mixed Concrete	4,324	—
Total Acquisitions	2,396	—
Total	$683,903	$536,918

Consolidated SG&A expenses were 6.6% of net sales, up 10 basis points compared with the prior-year period, driven by higher incentive compensation, including share based compensation.

For the first nine months, consolidated other operating income and expenses, net, was income of $7.9 million in 2016 compared with expense of $28.0 million in 2015.  Income in 2016 reflects a favorable settlement of commodity contracts assumed in a 2014 acquisition in the Cement business that were priced above market at that date.  In 2015, the Corporation recognized a net loss on the disposal of the California cement operations.

In addition to other offsetting amounts, other nonoperating income and expenses, net, are comprised generally of interest income and net equity earnings from nonconsolidated investments.  Consolidated other nonoperating income and expenses, net, for the nine months ended September 30, 2016 was income of $19.7 million compared with income of $6.6 million in 2015, primarily driven by a net gain recognized on the purchase of the remaining interest in a joint venture and higher earnings from nonconsolidated equity investees.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2016 was $414.1 million compared with $319.6 million for the same period in 2015.  The increase was primarily attributable to higher earnings before depreciation, depletion and amortization expense.  Operating cash flow is primarily derived from consolidated net

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in Thousands)
Depreciation	$188,603	$176,634
Depletion	11,666	10,529
Amortization	11,728	12,772
	$211,997	$199,935

The seasonal nature of the construction aggregates business impacts quarterly operating cash flow when compared with the full year. Full-year 2015 net cash provided by operating activities was $573.2 million compared with $319.6 million for the first nine months of 2015.

During the first nine months ended September 30, 2016, the Corporation invested $285.5 million of capital into its business. Full-year capital spending is expected to approximate $350 million.

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

During the third quarter 2016, the Corporation acquired the remaining interest in Ratliff Ready-Mix, L.P. (“Ratliff”), which operates ready mixed concrete plants in central Texas.  Prior to the acquisition, the Corporation owned a 40% interest in Ratliff which was accounted for under the equity method.  The Corporation was required to re-measure the existing 40% interest to fair value upon closing of the transaction, resulting in a gain of $5,863,000, which is recorded in other nonoperating income.  These operations are reported in the West Group.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first nine months, the Corporation repurchased 1,244,000 shares of common stock for $190 million.  At September 30, 2016, 15,471,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of a $250 million (original amount) Term Loan Facility and a $350 million Revolving Facility) requires the Corporation’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of 180 days so long as the Corporation, as a consequence of such specified acquisition, does not have its ratings on long-term unsecured debt fall below BBB by Standard & Poor’s or Baa2 by Moody’s and the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility, consolidated debt, including debt for which the Corporation is a co-borrower,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

will be reduced for purposes of the covenant calculation by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million.

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

At September 30, 2016, the Corporation’s ratio of consolidated debt to consolidated EBITDA, as defined, for the trailing-twelve months EBITDA was 1.89 times and was calculated as follows:

October 1, 2015 to
September 30, 2016
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$409,711
Add back:
Interest expense	79,839
Income tax expense	183,160
Depreciation, depletion and amortization expense	274,672
Stock-based compensation expense	20,034
Deduct:
Interest income	(525)
Nonrecurring gains, net, on divestitures and acquisition-related expenses, net	(18,296)
Consolidated EBITDA, as defined	$948,595
Consolidated debt, including debt for which the Corporation is a co-borrower, at September 30, 2016	$1,788,702
Consolidated debt to consolidated EBITDA, as defined, at September 30, 2016 for the trailing-twelve months EBITDA	1.89X

The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Credit Agreement and Trade Receivable Facility and declare any outstanding balances as immediately due.  Outstanding amounts on the Trade Receivable Facility have been classified as a current liability on the Corporation’s consolidated balance sheet.  On September 28, 2016, the Corporation increased the borrowing capacity from $250,000,000 to $300,000,000 and extended the maturity to September 27, 2017.

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and enable the buyback of shares through the share repurchase program.  At September 30, 2016, the Corporation had $438 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 27, 2017.

The Floating Rate Notes have been classified as a noncurrent liability as the Corporation has the intent and ability to refinance on a long-term basis before or at its maturity of June 30, 2017.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Term Loan Facility and Trade Receivable Facility at September 30, 2016. The Corporation is currently rated by three credit rating agencies; two of those agencies’ credit ratings are investment-grade level and the third agency’s credit rating is one level below investment grade. The Corporation’s composite credit rating remains at investment-grade level, which facilitates obtaining financing at lower rates than noninvestment-grade ratings.

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

•

Nonresidential construction is expected to increase in both the heavy industrial and commercial sectors.  The Dodge Momentum Index is near its highest level since 2009 and signals continued growth.  Additionally,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

energy-related economic activity, including follow-on public and private construction activities in the Corporation’s primary markets, will be mixed with overall strength in large downstream construction projects, providing a counterbalance to declines in shale exploration-related volumes.

•

Residential construction is expected to continue to experience good growth metrics, driven by positive employment gains, historically low levels of construction activity over the previous several years, low mortgage rates, significant lot absorption, and higher multi-family rental rates.

RISKS TO OUTLOOK

The 2016 outlook includes management’s assessment of the likelihood of certain risks and uncertainties that will affect performance, including but not limited to: both price and volume, and a recurrence of widespread decline in aggregates volume negatively affecting aggregates price; the termination, capping and/or reduction of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; a significant change in the funding patterns for traditional federal, state and/or local infrastructure projects; the United States Congress’ inability to reach agreement on the federal budget and this impact on federal highway spending; the volatility in the commencement of infrastructure projects; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in nonresidential construction; a further decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline and certain regulatory or other economic factors; a slowdown in the residential construction recovery, or some combination thereof; a reduction in economic activity in the Corporation’s Midwest states resulting from reduced funding levels provided by the Agricultural Act of 2014 and a sustained reduction in capital investment by the railroads; an increase in the cost of compliance with governmental laws, rules and regulations; and unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to its cement production facilities.  Further, increased highway construction funding pressures resulting from either federal or state issues can affect profitability.  If these negatively affect transportation budgets more than in the past, construction spending could be reduced.  Cement is subject to cyclical supply and demand and price fluctuations.  The Magnesia Specialties business essentially runs at capacity; therefore any unplanned changes in costs or realignment of customers introduce volatility to the earnings of this segment.

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

Transportation in the Corporation’s long-haul network, particularly the supply of rail cars and locomotive power and condition of rail infrastructure to move trains, affects the Corporation’s efficient transportation of aggregate into certain markets, most notably Texas, Colorado, Florida and the Gulf Coast.  In addition, availability of rail cars and locomotives

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

affects the Corporation’s movement of essential dolomitic lime for magnesia chemicals, to both the Corporation’s plant in Manistee, Michigan, and customers.  The availability of trucks, drivers and railcars to transport the Corporation’s product, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

All of the Corporation’s businesses are also subject to weather-related risks that can significantly affect production schedules and profitability.  The first and fourth quarters are most adversely affected by winter weather.  Hurricane activity in the Atlantic Ocean and Gulf Coast generally is most active during the third and fourth quarters.  In fact, in early October 2016, Hurricane Matthew generated winds and significant amounts of rainfall disrupting operations from the Bahamas, Florida, Georgia and the Carolinas.  Management expects operations, particularly in eastern North Carolina to be affected throughout the fourth quarter.  However, after hurricane-related flood waters recede, management expects an increase in construction activity as roads, homes and businesses are repaired.

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

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a further

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2016

(Continued)

slowdown in energy-related construction activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Corporation’s materials, particularly in areas with significant energy-related activity, such as Texas and Colorado; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate; violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation.  The Corporation assumes no obligation to update any such forward-looking statements.

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

FORM 10-Q

For the Quarter Ended September 30, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Corporation’s business. Demand for aggregates and cement products, particularly in the infrastructure construction market, is affected by federal and state budget and deficit issues. Further, delays of large-scale infrastructure projects could occur if Departments of Transportation take longer than expected to move projects from the letting to the commencement stage.  Additionally, delays or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve have maintained the federal funds rate near zero percent during the nine months ended September 30, 2016, unchanged since 2008. The residential construction market accounted for 17% of the Corporation’s aggregates product line shipments in 2015.

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

Variable-Rate Borrowing Facilities. At September 30, 2016, the Corporation had a $600 million Credit Agreement, comprised of a $350 million Revolving Facility and $250 million (original amount) Term Loan Facility, and a $300 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $419 million, which was the collective outstanding balance at September 30, 2016, would increase interest expense by $4.2 million on an annual basis.

Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

(Continued)

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.  Based on forecasted net sales for the Cement business for full-year 2016 of $250 million to $260 million, a hypothetical 10% change in sales price would impact net sales by $25 million to $26 million.

Item 4. Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  As permitted by the Securities and Exchange Commission, in making this assessment of changes in internal control over financial reporting as of September 30, 2016, management has excluded the internal controls of its newly-acquired Ratliff ready mixed concrete operations, which are included in the consolidated financial statements for the period ending September 30, 2016.  The excluded assets constituted less than 1% of consolidated total assets as of September 30, 2016 and less than 1% of net revenues for the nine months ended September 30, 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2016 - July 31, 2016	—		—	15,470,959
August 1, 2016 - August 31, 2016	—		—	15,470,959
September 1, 2016 - September 30, 2016	—		—	15,470,959
Total for the period ended September 30, 2016	—	—	—

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

PART II – OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 2, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 2, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 2, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 2, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 2, 2016	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2016

EXHIBIT INDEX

Exhibit No.	Document

31.01	Certification dated November 2, 2016 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 2, 2016 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 2, 2016 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 2, 2016 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase