Form 10-K
period 2016-12-31
MARTIN MARIETTA MATERIALS INC
filed 2017-02-24
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12744

MARTIN MARIETTA MATERIALS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1848578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2710 Wycliff Road, Raleigh, North Carolina	27607-3033
(Address of principal executive offices)	(Zip Code)

(919) 781-4550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,873,085,696 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 10, 2017
Common Stock, $.01 par value per share	63,067,156 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2016 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2017 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company”) is a leading supplier of aggregates products (crushed stone, sand, and gravel) used for the construction of infrastructure, nonresidential, and residential projects. Aggregates products are also used for railroad ballast and in agricultural, utility and environmental applications. The Company’s Aggregates business consists primarily of mining, processing, and selling granite, limestone, sand and gravel. The Aggregates business also includes aggregates-related downstream product lines (including its heavy building materials such as asphalt products, ready mixed concrete, and road paving construction services). The Company is also a leading supplier of cement, ready mixed concrete, and asphalt and paving services in some regions where being able to supply a full range of products is important for customer service. The Company’s Cement business produces Portland and specialty cements. The Company also has a Magnesia Specialties business that manufactures and markets magnesia-based chemical products used in industrial, agricultural, and environmental applications, and dolomitic lime sold primarily to customers in the steel industry.

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

The Company completed over 85 smaller acquisitions from the time of its initial public offering until the present, which allowed the Company to enhance and expand its presence in the aggregates marketplace. This included an exchange of certain assets in 2011 with Lafarge North America Inc. (“Lafarge”), pursuant to which it received aggregates quarry sites, ready mixed concrete and asphalt plants, and a road paving business in and around the metropolitan Denver, Colorado, and the I-25 corridor, in exchange for which Lafarge received properties consisting of quarries, an asphalt plant and distribution yards operated by the Company along the Mississippi River (called the Company’s “River District Operations”) and a cash payment. The Company uses its ability to distribute materials over long distances by rail and water to further expand its operations.

The business has developed further through the following transactions over the past five years.

In 2013, the Company acquired three aggregates quarries in the greater Atlanta, Georgia, area. The transaction provided over 800 million tons of permitted aggregate reserves and enhanced the Company’s existing long-term position in this market.

In 2014, the Company completed the acquisition of Texas Industries, Inc. (“TXI”), further augmenting its position as a leading supplier of aggregates and heavy building materials. TXI, as a stand-alone entity, was a leading supplier of heavy construction materials in the southwestern United States and a major supplier of natural aggregates and ready mixed concrete in Texas, northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. TXI was the largest supplier of ready mixed concrete, concrete products and cement in Texas. TXI enhanced the Company’s position as an aggregates-led, low-cost operator in the large and fast-growing geographies in the United States and provided high-quality assets in cement and ready mixed concrete.

In addition to the Cement business, the Company acquired as part of the TXI acquisition nine quarries and six aggregates distribution terminals located in Texas, Louisiana and Oklahoma. The Company also acquired approximately 120 ready mixed concrete plants, situated primarily in three areas of Texas (the Dallas/Fort Worth/Denton area of north Texas; the Austin area of central Texas; and from Beaumont to Texarkana in east Texas), in north and central Louisiana and in Southwestern Arkansas. As part of an agreement with the United States Department of Justice’s review of the transaction, the Company divested of its North Troy Quarry in Oklahoma and two related rail distribution yards in Dallas and Frisco, Texas.

TXI was also a cement producer in California. In 2015, the Company divested its California cement business acquired from TXI. These operations were not in close proximity to other core assets of the Company and, unlike other marketplace competitors, were not vertically integrated with ready mixed concrete production. The divestiture primarily included a cement plant, two distribution terminals, mobile equipment, intangible assets and inventory. The Company also completed the integration of the TXI operations in 2015, and completed three smaller acquisitions, which included three aggregates operations and related assets.

In 2016, the Company acquired aggregates, ready mixed concrete and asphalt and paving operations in southern Colorado that provided more than 500 million tons of mineral reserves and expanded the Company’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population. The Company also acquired the remaining interest it had not previously owned in a ready mixed concrete company that serves the I-35 corridor in central Texas between Dallas and Austin, which enhanced the Company’s position and provided additional vertical integration benefits with the Company’s Cement business.

Between 2001 and 2016, the Company disposed of or idled a number of underperforming operations, including aggregates, ready mixed concrete, trucking, and asphalt and road paving operations of its Aggregates business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. During 2015, the Company disposed of certain non-core asphalt operations in San Antonio, Texas and divested its California cement operations of its Cement business. The Company will continue to evaluate opportunities to divest underperforming assets, if appropriate, during 2017 in an effort to redeploy capital for other opportunities.

Business Segment Information

The Company conducts its Aggregates business through three reportable segments: the Mid-America Group, Southeast Group and West Group. The Company’s Cement business is reported through the Cement segment. The Company also has the Magnesia Specialties segment, which includes its magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2016 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2016 consolidated financial statements (the “2016 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2016 Annual Report to Shareholders (the “2016 Annual Report”), which information is incorporated herein by reference.

Aggregates Business

The Aggregates business mines, processes and sells granite, limestone, sand, gravel and other aggregates products for use in all sectors of the public infrastructure, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical and other uses. The Aggregates business also includes the operation of other construction materials businesses. These businesses, located in the West Group, were acquired through continued selective vertical integration by the Company, and include ready mixed concrete, and asphalt and road paving operations in Arkansas, Colorado, Louisiana, Texas and Wyoming.

The Company is a leading supplier of aggregates for the construction industry in the United States. In 2016, the Company’s Aggregates business shipped and delivered aggregates, asphalt products and ready mixed concrete from a network of nearly 300 quarries, underground mines, and distribution facilities, and approximately 150 ready mixed concrete plants, to customers in 29 states, Canada, and the Bahamas, generating net sales and earnings from operations of $3.1 billion and $576.0 million, respectively.

The Aggregates and Cement businesses market their products primarily to the construction industry, with approximately 39% of the aggregates product line shipments in 2016 made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. The Company believes public-works projects have historically accounted for approximately 50% of the total annual aggregates and cement consumption in the United States. Therefore, these businesses benefit from public-works construction projects. The Company also believes exposure to fluctuations in nonresidential and residential, or private-sector, construction spending is lessened by the business’ mix of public sector-related shipments. However, after uncertainty regarding the solvency of the highway bill in 2014, the Company experienced a slight retraction in aggregates shipments to the infrastructure end-use market. Consistent with this trend, the infrastructure market accounted for a lower percentage of the Company’s aggregates product line shipments in 2016 and 2015 compared with the most recent five-year average of 44%.

As a result of dependence upon the construction industry, the profitability of aggregates and cement producers is sensitive to national, regional and local economic conditions, and particularly to cyclical swings in construction spending, which is affected by fluctuations in interest rates, demographic and population shifts, and changes in the level of infrastructure spending funded by the public sector.

The Company’s aggregates product line shipments have increased each of the past five years, reflecting degrees of stability and modest growth. However, aggregates volumes are still below historically normal levels. Prior to 2011, the economic recession resulted in United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates shipments had also suffered as states continued to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues. However, most state budgets began to improve starting in 2013 as increased tax revenues helped states resolve or begin to resolve budget deficits. During 2016, the Company’s aggregates shipments increased 1.4% compared with 2015.

The federal highway bill provides annual funding for public-sector highway construction projects. After a decade of 36 short-term funding provisions since the prior federal highway bill, Moving Ahead for Progress in the 21st Century (“MAP-21”), expired, the five-year, $305 billion highway bill, Fixing America’s Surface Transportation Act (the “FAST Act” or the “Act”), was signed into law in December, 2015. The FAST Act reauthorizes federal highway and public transportation programs. Funding for the FAST Act is primarily secured through gas tax collections and will enable states to purchase and use an estimated additional 114 million tons of aggregates over the life of the Act. $207.4 billion of the FAST Act funding will be apportioned to the states, with a 5.1% increase over actual fiscal year 2015 apportionments in 2016 and then inflationary increases in subsequent years. Meaningful impact from the FAST Act is expected beginning in 2017. Although the FAST Act did not meaningfully impact 2016 highway spending, the total value of public-works spending across the United States increased, demonstrating the continued commitment of many states to address underlying demand for infrastructure investment. During the past 24 months, many states have taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes.

The FAST Act retains the programs supported under the predecessor bill, MAP-21, but with some changes. Specifically, Transportation Infrastructure and Innovation Act (“TIFIA”), a U.S. Department of Transportation alternative funding mechanism, which under MAP-21 provided three types of federal credit assistance for nationally or regionally significant surface transportation projects, now allows more diversification of projects. TIFIA is designed to fill market gaps and leverage substantial private co-investment by providing projects with supplemental or subordinate debt that is not subject to national debt ceiling challenges or sequestration. Since inception, TIFIA has provided more than $25 billion of credit assistance to over 50 projects representing over $90 billion in infrastructure investment. Under the FAST Act, TIFIA annual funding ranges from $275 million to $300 million and no longer requires the 20% matching funds from state departments of transportation. Consequently, states can advance construction projects immediately with potentially zero upfront outlay of local state department of transportation dollars. TIFIA requires projects to have a revenue source to pay back the credit assistance within a 30 to 40 year period. Moreover, TIFIA funds may represent up to 49% of total eligible project costs for a TIFIA-secured loan and 33% for a TIFIA standby line of credit. Therefore, the TIFIA program has the ability to significantly leverage construction dollars. Each dollar of federal funds can provide up to $10 in TIFIA credit assistance and support up to $30 in transportation infrastructure investment. Private investment in transportation projects funded through the TIFIA program is particularly attractive, in part due to the subordination of public investment to private. Management believes TIFIA could provide a substantial boost for state department of transportation construction programs well above what is currently budgeted. As of January 2017, TIFIA funded projects for the Company’s key states (Texas, Colorado, North Carolina, Iowa and Georgia) exceeded $22 billion.

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

The Company’s Aggregates business covers a wide geographic area. The Company’s five largest revenue-generating states (Texas, Colorado, North Carolina, Iowa and Georgia) accounted for 73% of total 2016 net sales for the Aggregates business by state of destination. The Company’s Aggregates business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates have led to improvements in profitability in the Company’s Aggregates business.

The Company’s Aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity within its markets. The operations of the Aggregates business that are concentrated in the northern and midwestern United States and Canada typically experience more severe winter weather conditions than operations in the southeastern and southwestern regions of the United States. Excessive rainfall, flooding, or severe drought can also jeopardize shipments, production, and profitability in all of the Company’s markets. Subject to these factors, the Company’s second and third quarters are typically the strongest, with the first quarter generally reflecting the weakest results. Results in any quarter are not necessarily indicative of the Company’s annual results. Similarly, the operations of the Aggregates business in the coastal areas are at risk for hurricane activity, most notably in August, September and October, and have experienced weather-related losses from time to time.

Weather-related hindrances were exacerbated over the last two years by record precipitation in many of the Company’s key markets. Net sales, production and cost structure were adversely affected by the significant precipitation. The National Oceanic and Atmospheric Administration (“NOAA”) has tracked precipitation for 122 years. According to NOAA, 2015 represented the wettest year on record for Texas and Oklahoma, while North Carolina, South Carolina, Colorado and Iowa each experienced a top-ten precipitation year, and the nation as a whole had its third-wettest year in NOAA recorded history. In 2016, many areas in the United States again experienced significant amounts of precipitation. Texas experienced its 18th wettest year in the state’s recorded history per NOAA. Further, since March 2015, Texas and surrounding regions have experienced 18 major flood events. Additionally, in October 2016, rainfall along the eastern seaboard of the United States from Hurricane Matthew, a category-5 hurricane, approximated 13.6 trillion gallons. Hurricane

Matthew was also the first major hurricane on record to make landfall in the Bahamas, where the Company has a facility. Accordingly, the Company’s financial results for any year, and notably 2016 and 2015, or year-to-year comparisons of reported results, may not be indicative of future operating results.

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

A significant percentage of the Company’s aggregates shipments continue to be moved by rail or water through a distribution yard network. In 1994, 93% of the Company’s aggregates shipments were moved by truck, the rest by rail. In contrast, in 2016, the originating mode of transportation for the Company’s aggregates shipments was 76% by truck, 20% by rail, and 4% by water. Although the Company divested its River District Operations in 2011 as part of the asset exchange with Lafarge, the development of deep-water and rail distribution yards continues to be a key component of the Company’s strategic growth plan. While the River District Operations were being serviced as part of the Company’s barge long-haul distribution network, those divested operations were not in high-growth states. The majority of rail and water movements occur in the Southeast Group and the West Group, that have certain areas which generally lack a long-term indigenous supply of coarse aggregates but exhibit above-average growth characteristics driven by long-term population growth and density, employment growth and economic diversity. The Company has an extensive network of aggregate quarries and distribution centers throughout the southern United States and in the Bahamas and Canada, as well as distribution centers along the Gulf of Mexico and Atlantic coasts. In 2016, 24.8 million tons of aggregates were sold from distribution yards.

The Company’s Medina Rock and Rail (“Medina”) capital project, with a total cost of $160 million, was the largest capital expansion project in its history. Located near San Antonio, Texas, Medina consists of a rail-connected limestone aggregates processing facility which shipped approximately four million tons in 2016 and has the future capability of producing in excess of 10 million tons per year. Medina became operational in January 2016.

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

A long-term capital focus for the Company, primarily in the midwestern United States due to the nature of its indigenous aggregates supply, is underground limestone aggregate mines. The Company operates 14 active underground mines, located in the Mid-America Group, and is the largest operator of underground limestone aggregate mines in the United States. Production costs are generally higher at underground mines than surface quarries since the depth of the aggregate deposits and the access to the reserves result in higher development, explosives and depreciation costs. However, these locations often possess transportation advantages that can lead to higher average selling prices than more distant surface quarries.

The Company’s acquisitions and capital projects have expanded its ability to ship material by rail, as discussed in more detail below. The Company has added additional capacity in a number of locations that can now accommodate larger unit train movements. These expansion projects have enhanced the Company’s long-haul distribution network. The Company’s process improvement efforts have also improved operational effectiveness through plant automation, mobile fleet modernization, right-sizing and other cost control improvements. Accordingly, the Company has enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as geographic areas that can be accessed economically by the Company’s expanded distribution system. This distribution network moves aggregates materials from domestic and offshore sources, via rail and water, to markets where aggregates supply is limited.

As the Company continues to move more aggregates by rail and water, internal freight costs are expected to reduce gross margins (excluding freight and delivery revenues). This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including the ability to negotiate favorable shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions. The Company has entered into long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company’s long-term shipping contracts for shipment by water are generally take-or-pay contracts with minimum and maximum shipping requirements. If the Company fails to ship the annual minimum tonnages under the agreement, it is still obligated to pay the shipping company the contractually-stated minimum amount for that year. In 2016, the Company incurred $1.1 million of these charges. A similar charge is possible in 2017 if shipment volumes do not meet the contractually-stated minimums.

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

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation slowed several years ago as the number of suitable small to mid-sized acquisition targets in high-growth markets declined. During that period of fewer acquisition opportunities, the Company focused on investing in internal expansion projects in high-growth markets. The number of acquisition opportunities has increased in the last few years as the economy has begun to recover from the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies rationalizing non-core assets and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing the Company’s presence in its core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated through various acquisitions, including the 2014 TXI acquisition, in the West Group, pursuant to which the Company acquired ready mixed concrete, asphalt and paving construction operations, trucking, and other businesses, which complement the Company’s aggregates operations. The Company reports these operations within the Aggregates business segment, and their results are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results. During 2016, prices for liquid asphalt were lower than 2015. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products. We expect the Company’s gross margins (excluding freight and delivery revenues) to continue to improve for the legacy TXI aggregates-related downstream operations, similar to the pattern experienced at the Colorado aggregates-related downstream operations.

The Company continues to review aggregates-related downstream operations to determine if they represent opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company also reviews other independent aggregates-related downstream operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own aggregates-related downstream operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, the Company completed the acquisitions described under

General above, which included aggregates-related downstream operations, including ready mixed concrete and asphalt and road paving businesses in the Denver, Colorado, and San Antonio, Texas, markets. The 2014 business combination with TXI described under General above further expanded the Company’s aggregates-related downstream operations, with the addition of TXI’s aggregates and ready mixed concrete operations. The TXI combination also added the cement operations of TXI, which are accounted for as a separate business segment of the Company. The 2016 transactions described under General above further added aggregates-related downstream operations, with the addition of ready mixed concrete and asphalt and paving and contracting operations along the Front Range in Colorado and ready mixed concrete operations in central Texas.

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

Management believes the Aggregates business’ raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its Aggregates business. The Company’s aggregates reserves on the average exceed 60 years of production, based on normalized levels of production. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations. The Company generally sells products in its Aggregates business upon receipt of orders or requests from customers. Accordingly, there is no significant order backlog. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

Less than 1% of the revenues from the Aggregates business are from foreign jurisdictions, principally Canada and the Bahamas, with revenues from customers in foreign countries totaling $11.8 million, $12.3 million, and $13.0 million, during 2016, 2015, and 2014, respectively.

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

The Company has the leading cement position in Texas, with two production facilities, one located in Midlothian, Texas, south of Dallas-Fort Worth, and the other located in Hunter, Texas, north of San Antonio. These plants have a combined annual capacity of 4.5 million tons, as well as a current permit that provides an 800,000-ton-expansion opportunity at the Midlothian plant. In addition to these production facilities, the Company also operates five cement distribution terminals in Texas.

From July 1, 2014 through September 30, 2015, the Company also operated a cement plant at Oro Grande, California, cement grinding and packaging facilities at the Crestmore plant near Riverside, California, and two California-based cement distribution terminals. During 2015, the Company sold all of its California cement operations. It retained the real estate at the Crestmore facility, which the Company expects to sell for non-cement use. These operations were not in close proximity to other core assets of the Company and, unlike other marketplace competitors, were not vertically integrated with ready mixed concrete production.

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

Energy, including electricity and fossil fuels, accounted for approximately 22% of the cement production cost profile in 2016. Therefore, profitability of the Cement business is affected by changes in energy prices and the available supply of these products. The Company currently has fixed-price supply contracts for coal but also consumes natural gas, alternative fuel and petroleum coke. Further, profitability of the Cement business is also subject to kiln maintenance. This process typically requires a plant to be shut down for a period of time as repairs are made. In 2016, the Cement business incurred ordinary kiln maintenance shutdown costs of $20.9 million.

The Cement business is benefitting from continued strength in the Texas markets, where current demand exceeds local supply, a trend that is expected to continue for the near future. The Company shipped a total of 3.5 million tons of cement in 2016, with 2.3 million tons shipped to external customers in five states and 1.2 million tons consumed by the Company for internal use. A portion of the cement is used internally in the Company’s ready mixed concrete product line. For 2016, the Cement business generated net sales and earnings from operations of $364.4 million and $99.4 million, respectively.

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

From time to time a small percentage of the Company’s cement sales are to customers located outside the United States. The Company had no such sales in 2016 since the Company sold the California cement operations in 2015; previously such sales were less than 2% of revenues for the Cement business, coming from sales from California to customers in Mexico, with revenues from such customers totaling $0.4 million during 2015 and $3.8 million during 2014 for the period from the July 1, 2014 acquisition of TXI.

Magnesia Specialties Business

The Company manufactures and markets, through its Magnesia Specialties business, magnesia-based chemical products for industrial, agricultural and environmental applications, and dolomitic lime for use primarily in the steel industry. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications. In 2016, 69% of Magnesia Specialties’ net sales were attributable to chemical products, 30% to lime, and 1% to stone sold as construction materials. For 2016, the Magnesia Specialties business generated record net sales and earnings from operations of $238.0 million and $79.1 million, respectively.

Given the high fixed costs associated with operating this business, low capacity utilization negatively affects its results of operations. A significant portion of the costs related to the production of magnesia-based products and dolomitic lime is of a fixed or semi-fixed nature. In addition, the production of certain magnesia chemical products and lime products requires natural gas, coal, and petroleum coke to fuel kilns. Price fluctuations of these fuels affect the profitability of this business. The Company has sought to mitigate certain of these fluctuations and risks by entering into fixed-price supply contracts for certain fuels, including natural gas, coal and petroleum coke.

In 2016, 83% of the lime produced was sold to third-party customers, while the remaining 17% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 41% of the Magnesia Specialties’ net sales in 2016, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization; domestic capacity utilization averaged 71% in 2016, according to the American Iron and Steel Institute. Average steel production in 2016 declined 0.5% versus 2015. Declining steel utilization and United States dollar strength could adversely affect Magnesia Specialties’ operating results.

Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that product line is not as dependent on the steel industry as is the dolomitic lime portion of the Magnesia Specialties business.

The principal raw materials used in the Magnesia Specialties business are dolomitic limestone and alkali-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.

After the brine is used in the production process, the Magnesia Specialties business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia

Specialties also entered into a venture with Dow to construct, own and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of the pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline. In 2010, Dow sold the assets of Dow’s facility in Ludington, Michigan to Occidental Chemical Corporation (“Occidental”) and assigned to Occidental its interests in the long-term processed brine supply agreement and the pipeline venture with Magnesia Specialties.

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

Approximately 18% of the revenues of the Magnesia Specialties business in 2016 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America and the Pacific Rim, but no single foreign country accounted for 10% or more of the revenues of the business. Revenues from customers in foreign countries totaled $43.0 million, $32.7 million, and $29.0 million, in 2016, 2015, and 2014, respectively. As a result of these foreign market sales, the financial results of the Magnesia Specialties business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Magnesia Specialties business’ sales are predominately denominated in the United States dollar. However, the current strength of the United States dollar in foreign markets is negatively affecting the overall price of Magnesia Specialties’ products when compared with foreign-domiciled competitors.

Patents and Trademarks

As of February 10, 2017, the Company owns, has the right to use, or has pending applications for approximately 23 patents pending or granted by the United States and various countries and approximately 104 trademarks related to business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

The Company’s Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. The Magnesia Specialties business also competes for sales to customers located outside the United States, with revenues from foreign jurisdictions accounting for 18% of revenues for the Magnesia Specialties business in 2016, principally in Canada, Mexico, Europe, South America, and the Pacific Rim.

According to the Portland Cement Association, United States cement production is widely dispersed with the operation of 107 cement plants in 36 states. The top five companies collectively operate 49.6% of U.S. clinker capacity with the largest company representing 14.2% of all domestic clinker capacity. An estimated 76.7% of U.S. clinker capacity is owned by companies headquartered outside of the United States. In reviewing these figures for cement plants, capacity is often stated in terms of “clinker” capacity. “Clinker” is the initial product of cement production. Cement producers mine materials such as limestone, shale, or other materials, crush and screen the materials, and place them in a cement kiln. After being heated to extremely high temperatures, these materials form marble-sized balls or pellets called “clinker” that are then very finely ground to produce portland cement.

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

The nature of the Company’s competition varies among its product lines due to the widely differing amounts of capital necessary to build production facilities. Crushed stone production from stone quarries or mines, or sand and gravel production by dredging, is moderately capital intensive. The Company’s major competitors in the aggregates markets are typically large, vertically integrated companies, with international operations. Ready mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. Accordingly, economics can lead to lower barriers to entry in some markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically integrated companies with facilities in many markets. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic producers of cement are owned by large foreign companies operating in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities.

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

Environmental and Governmental Regulations

The Company’s operations are subject to and affected by federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $21.5 million in 2016 and approximately $24.7 million in 2015 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $8.7 million in 2016 and are expected to be approximately $9.0 million in 2017 and 2018. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2016 and 2015. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state and/or local environmental protection laws. Many of these laws and the regulations promulgated under them are complex, and are subject to challenges and new interpretations by regulators and the courts from time to time. In addition, new laws are adopted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined the type of operations to which they will apply and the manner in which they will be implemented is more accurately defined. This process often takes years to finalize and changes significantly from the time the rules are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefits operating efficiencies or capacities and carry significantly higher costs.

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

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2016 Financial Statements and the 2016 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2016 Financial Statements included under Item 8 of this Form 10-K and the 2016 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2016 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

In general, quarry, mining and production facilities for asphalt, cement and ready mixed concrete must comply with air quality, water quality, and noise regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry and mining sites and production facilities are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines and production facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, and production facilities can be situated substantial distances from surrounding property owners. Also, in certain markets the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

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

In October 2014, the Company received a CAA Section 114 request for information regarding the Manistee, Michigan, operations from the USEPA, similar to the one initially received at the Woodville, Ohio, plant. The letter seeks information regarding the Company’s compliance with the NSR program at the Magnesia Specialties manufacturing plant in Manistee, Michigan. No notices of violation have been received by the Company relating to alleged non-compliance at the Manistee plant. The Company believes it is in substantial compliance with the NSR program and has submitted information to the USEPA for review and is awaiting a response or additional questions. The Company cannot at this time reasonably estimate the costs, if any, that may be incurred relating to this matter.

In September 2005, the USEPA designated several entities as potentially responsible parties (“PRPs”) under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), at the Ward Transformer Superfund site located in Raleigh, North Carolina. In April 2009, two PRPs filed separate actions in the U.S. District Court for the Eastern District of North Carolina against more than 100 other entities not designated PRPs, including the Company, seeking contribution from the defendants for expenses incurred by the plaintiffs related to work performed at a portion of the site. This group was later expanded to over 200 potential PRPs. In 2016, a global settlement was reached for past costs and clean-up of the contamination, which the Company joined for a payment of $102,000 to the USEPA and $1.2 million to the PRPs, a group of which will be conducting the clean-up process.

The Company has been reviewing its operations with respect to climate change matters and its sources of greenhouse gas emissions. In December 2009, the USEPA made an endangerment finding under the Clean Air Act that the current and projected concentrations of the six key greenhouse gases (“GHG” or “GHGs”) in the atmosphere threaten the public health and welfare of current and future generations. The six GHGs are carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride. As of 2010, facilities that emitted 25,000 metric tons or more per year of GHGs are required to annually report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gas Reporting Rule. In May 2010, the

USEPA issued a final rule (known as the Greenhouse Gas Tailoring Rule) that would have required the Company to incorporate best available GHG control technology in any new plant that it might propose to build and in its existing plants if it modified them in a manner that would increase GHG emissions (in the Company’s case, principally carbon dioxide emissions) by more than 75,000 tons per year. This rule was challenged in court by various public and private parties, and was upheld in part and invalidated in part by the United States Supreme Court in an opinion issued in June 2014. The Court concluded that the USEPA may in fact require best available control technology for GHG, but only if the plant is otherwise subject to Prevention of Significant Deterioration or Title V air permitting under the USEPA’s rules. It is not known whether the USEPA will revise its rules in response to the Court’s decision and, if so, what the impact will be on the Company’s operations. No technologies or methods of operation for reducing or capturing GHGs such as carbon dioxide have been proven successful in large scale applications other than improvements in fuel efficiency, and it is not known what the USEPA will require as best available control technology for plants or conditions it will require for operating permits in the event of modifications to plants or construction of new plants.

In Congress, both the House and Senate had considered climate change legislation, including the “cap-and-trade” approach. Cap-and-trade is an environmental policy tool that delivers results with a mandatory cap on emissions while providing sources flexibility in how they comply by trading credits with other sources whose emissions are below the cap. Another approach that had been proposed was a tax on emissions. The Company believes that climate change legislation is not a priority item in Congress in the near future and that the primary method that greenhouse gases will be regulated is through the USEPA using its rule-making authority. It is not known whether this will be a priority of the USEPA during President Trump’s administration. Various states where the Company has operations are also considering climate change initiatives, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed.

The operations of the Company’s Aggregates business are not major sources of GHG emissions. Most of the GHG emissions from aggregates operations are tailpipe emissions from mobile sources such as heavy construction and earth-moving equipment. The manufacturing operations of the Company’s Magnesia Specialties business in Woodville, Ohio, releases carbon dioxide, methane and nitrous oxide during the production of lime. The Magnesia Specialties operation in Manistee, Michigan, releases carbon dioxide, methane and nitrous oxides in the manufacture of magnesium oxide and hydroxide products. Both of these operations are filing annual reports of their GHG emissions in accordance with the USEPA’s Mandatory Greenhouse Gas Reporting Rule.

Cement production worldwide is estimated to comprise approximately 5% to 10% of CO2 or GHG emissions, and the USEPA has indicated that CO2 emitted from cement production is the second largest source of CO2 emissions in the United States. The Company has two cement plants. During 2016, the Company, through its TXI subsidiary, filed annual reports of the GHG emissions relating to its two cement operations in Texas.

If and when Congress passes legislation on GHGs, the Woodville and Manistee operations, as well as the Company’s two cement operations, will likely be subject to the new program. In addition, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA will likely impact the Company’s Woodville, Manistee, and cement operations. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement operations would be passed on to customers. The magnesium oxide products produced at the Manistee operation compete against other products that emit a lower level of GHGs in their production. Therefore, the Manistee facility may be required to absorb additional costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. The Company is also continuing to review the obligations of our Manistee facility’s global customer base with regards to climate change treaties and accords. The Company at this time cannot reasonably predict what the costs of compliance will be, but does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties or Cement businesses.

In 2010, the USEPA issued rules that dramatically reduced the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The compliance date for these new standards was September 2015, but the USEPA granted various extensions to verify monitoring systems are effective for mercury and hydrogen chloride emissions. The Company has conducted tests to analyze the current level of compliance of its cement plants with the new standards. All plants required the installation of continuous emissions monitoring (“CEMs”). The Company, through its subsidiary TXI, identified and installed new control and monitoring equipment for these purposes and believes that the cement plants meet the emission requirements in these rules. The Company does not believe that the costs relating to these controls and equipment will have a material adverse effect on the financial condition or results of the operations of either the Company or the Cement business.

Employees

As of January 31, 2017, the Company has approximately 8,111 employees, of which 6,189 are hourly employees and 1,922 are salaried employees. Included among these employees are 860 hourly employees represented by labor unions (10.6% of the Company’s employees). Of such amount, 9.9% of the Company’s Aggregates business’s hourly employees are members of a labor union, none of the Company’s Cement business’s hourly employees are represented by labor unions, and 100% of the Magnesia Specialties segment’s hourly employees are represented by labor unions. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville collective bargaining agreement expires in May 2018. The Manistee collective bargaining agreement expires in August 2019. The Company believes it has good relations with all of its employees, including its unionized employees. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2016 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2016 Financial Statements included under Item 8 of this Form 10-K and the 2016 Annual Report.

Our business is cyclical and depends on activity within the construction industry.

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the nonresidential and residential construction markets, could fall if companies and consumers are unable to get credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may also hurt the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. Several of our top sales generating states, from time-to-time, stop or slow bidding projects in their transportation departments.

We sell most of our aggregates products, our primary business, and our cement products, to the construction industry, so our results depend on the strength of the construction industry. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our products. The Great Recession was an example, and our business suffered. Construction spending can also be disrupted by terrorist activity and armed conflicts.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five sales-generating states of our Aggregates business (based on net sales by state of destination) of Texas, Colorado, North Carolina, Iowa, and Georgia, our profitability will decrease. We experienced this situation with the Great Recession.

The Great Recession resulted in large declines in shipments of aggregate products in our industry. Recent years, however, have shown a turnaround in this trend. For the last five years, our aggregates shipments have increased, reflecting degrees of stability and modest growth. However, volumes are still below historically normal levels. Prior to 2010, use of aggregate products in the United States had declined almost 40% from the highest volume in 2006. During 2016 our aggregates shipments showed 1.4% improvement compared with 2015 levels, after a 2.1% increase the prior year. This improvement was made in 2016 despite significant levels of rainfall in many of our major markets.

While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, we experienced a slight retraction in aggregates shipments to this infrastructure market after uncertainty regarding the solvency of the federal highway bill in 2014. We were not able to get any certainty on the availability of federal infrastructure funding until late 2015, but the funding that was enacted had very little impact during 2016. This time lag with commencement of federal infrastructure funding was accompanied by a reduction in some states’ investment in highway maintenance.

After a decade of 36 short-term funding provisions, a five-year, $305 billion highway bill, Fixing America’s Surface Transportation Act (the “FAST Act”), was signed into law in late 2015. The FAST Act funding is primarily secured through gas tax collections. Market analysis projects aggregate demand to increase with the availability of federal funding, with demand peaking in 2018, and thereafter declining with anticipated higher interest and inflation rates. While the FAST Act did not impact 2016 highway spending in a meaningful way, the overall highway spending in the United States did increase in 2016, showing the willingness of many states to address underlying demand for this type of spending. During the past 24 months, many states have taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes.

Supported by state spending programs, our aggregates shipments to the infrastructure construction market declined 4% in 2016 compared to an increase of 5% in 2015 compared with 2014. We believe that the demand and need for infrastructure projects will continue to support consistent growth in this market now that long-term federal funding has been resolved. In 2016, 39% of our product line aggregates shipments were to the infrastructure construction market.

Within the construction industry, we also sell our aggregates and cement products for use in both nonresidential construction and residential construction. Nonresidential and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall.

In 2016, construction growth was driven by private-sector activity. Nonresidential and residential construction levels are interest rate-sensitive and typically move in direct correlation with economic cycles. The Dodge Momentum Index, a 12-month leading indicator of construction spending for nonresidential building compiled by McGraw Hill Construction and where the year 2000 serves as an index basis of 100, remained strong and was at an eight-year high of 136.7 in December 2016, a 9% increase over prior year, signaling continued growth in nonresidential construction.. Housing starts, a key indicator for residential construction activity, continue to show year-over-year improvement. While starts exceeded one million in 2016, they still remain below the 50-year historical annual average of 1.5 million units. That said, the Company expects to continue to experience gains in the residential market. Importantly, 2016 housing starts exceeded completions, a trend expected to continue in 2017.

Our aggregates volumes to the nonresidential construction market accounted for 32% of our 2016 aggregates product line shipments and increased 3% compared with 2015. According to the U.S. Census Bureau, spending for the private nonresidential construction market increased 8% in 2016 compared with 2015. Historically, half of the Company’s nonresidential construction shipments have been used for office and retail projects, while the remainder has been used for heavy industrial and capacity-related projects, including energy-sector projects, namely development of shale-based natural gas fields. However, low oil prices in the latter part of 2015 and throughout 2016 has suppressed shale exploration activity. In 2016, the Company shipped approximately 1.5 million tons to the energy-sector compared with approximately 3.6 million tons in 2015.

The residential construction market accounted for approximately 21% of the Company’s aggregates product line shipments in 2016. The Company’s exposure to residential construction is typically split evenly between aggregates used in the construction of subdivisions (including roads, sidewalks, and storm and sewage drainage) and aggregates used in new home construction. Therefore, the timing of new subdivision starts, as well as new home starts, equally affects residential volumes. Private residential construction spending increased 5% in 2016 compared with 2015, according to the U.S. Census Bureau.

Shipments of chemical rock (comprised primarily of high-calcium carbonate material used for agricultural lime and flue gas desulfurization) and ballast product sales (collectively “ChemRock/Rail”) accounted for 8% of our aggregates shipments in 2016. Ballast shipments declined in 2016 due to lower railroad activity, correlating with lower energy-related rail shipments. Drier weather and favorable operating conditions led to increased shipments of agricultural limestone in 2016 over 2015. Weather conditions in 2015 were abnormally wet, limiting field applications and influencing customers to defer their purchases.

Shipments of aggregates-related downstream products typically follow construction aggregates trends.

The Cement business was acquired from TXI in 2014. Its net sales of $364.4 million for 2016 reflected the Company’s leading position in the Texas market.

Our business is dependent on funding from a combination of federal, state and local sources.

Our aggregates and cement products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, and similar projects.

Accordingly, our business is dependent on the level of federal, state, and local spending on these projects. The existence of future federal infrastructure funding was resolved near the end of 2015 with the passage of the FAST Act. While the total value of United States overall public-works spending increased in 2016, federal funding through the FAST Act did not impact highway spending in any meaningful way. This increase in overall public works spending in 2016 demonstrates the commitment of states to address the underlying demand for infrastructure investment. We expect to see meaningful impact from the FAST Act funding beginning in 2017, along with increased infrastructure spending at the state level. Moreover, President Trump has proposed additional investment over the next decade to rebuild the country’s infrastructure. Any such measures will require Congressional approval. We cannot be assured, however, of the existence, amount, and timing of appropriations for spending on future projects.

The federal highway bill provides annual highway funding for public-sector construction projects. The current federal highway bill passed in late 2015, the FAST Act, after a decade of 36 short-term funding provisions, reauthorizes federal highway and transportation funding programs. The FAST Act also changes the Transportation Infrastructure and Innovation Act (“TIFIA”) funding, a federal alternative funding mechanism for transportation projects. Under the FAST Act TIFIA funding ranges from $275 million to $300 million, and no longer requires the 20% matching funds from state departments of transportation.

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

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. North Carolina was among the states experiencing these pressures, and this State disproportionately affects our revenues and profits. Most state budgets, including North Carolina, began to improve in 2014 and later years as increased tax revenues helped states resolve budget deficits. Prior to the FAST Act, states had also taken on a larger role in funding sustained infrastructure investment. For example, Texas voters in 2014 approved use of the State’s oil and gas production tax collections for annual disbursements to the State Highway Fund. Additionally, in November 2015, voters passed Proposition 7, a constitutional amendment that will provide for funding for non-toll roads. Proposition 7 is estimated to provide an additional $2.0 billion of annual funding for non-toll roads beginning in fiscal 2018 and is expected to increase after 2019. On November 8, 2016, Texas voters approved $990 million of additional statewide transportation funding, including a $720 million transportation bond in Austin. In North Carolina, voters approved all transportation referendums during the November 2016 elections, totaling $1.2 billion of additional funding. During the past 24 months, many states have taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes. We anticipate further growth in state-level funding initiatives, such as bond issues, toll roads, and special purpose taxes, as states address infrastructure needs, particularly in periods of federal funding uncertainty. Nevertheless, it is a continuing risk to our business that sufficient funding from federal, state, and local sources will not be available to address infrastructure needs.

With most states in recovery or expansion, the sustained decline in energy costs may be the catalyst in some markets to boost construction and help our business. But those markets that are heavily dependent on the energy sector, namely Oklahoma and West Virginia, may, with the decrease in oil production, experience recessions or continued recessions, which would adversely impact our business.

Our Aggregates business is seasonal and subject to the weather.

Since the heavy construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The construction aggregates business production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Aggregates business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable. Weather-related hindrances were exacerbated over the last two years by record precipitation in many of our key markets. The National Oceanic and Atmospheric Administration (“NOAA”) has tracked precipitation for 122 years. According to NOAA, 2015 represented the wettest year on record for Texas and Oklahoma, while North Carolina, South Carolina, Colorado and Iowa each experienced a top-ten precipitation year. Our nation as a whole had its third-wettest year in NOAA recorded history in 2015. Extremely wet conditions continued in 2016 in many of our key markets, especially in Texas, with the year ranking the 18th wettest year in the state’s recorded history per NOAA. Further, since March 2015, Texas and surrounding regions have experienced 18 major flood events. These weather events reduced the Company’s overall profitability in 2016 and 2015, so our results for those years, or in comparison to other years, may not be indicative of our future operating results.

The Company’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September and October. In October 2016, rainfall along the eastern seaboard of the United States from Hurricane Matthew, a category-5 hurricane, approximated 13.6 trillion gallons. Additionally, Hurricane Matthew was the first major hurricane on record to make landfall in the Bahamas, where the Company has a facility.

Our Aggregates business depends on the availability of aggregate reserves or deposits and our ability to mine them economically.

Our challenge is to find aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve growing markets. As communities have grown, they have taken up attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines, and developing a distribution network that transports aggregates products by various transportation methods, including rail and water, that allows us to transport our products longer distances than would normally be considered economical, but we can give no assurances that we will be successful.

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

For example, demand in the residential construction market in which we sell our aggregate products is affected by interest rates. The Federal Reserve has kept the federal funds rate near zero percent for a number of years. The recent 0.25% increase in the rate in December 2016, comparable to the 0.25% increase the previous year, represented only the second increase since 2008. However, certain Federal Reserve members have predicted they would raise interest rates three more times to at least 1.25% by the end of 2017. The residential construction market accounted for 21% of our aggregates product line shipments in 2016.

Aside from these inherent risks from within our operations, our earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results. Historically, our profitability increased during period of rising interest rates. In essence, our underlying business generally serves as a natural hedge to rising interest rates.

Rising interest rates could also result in disruptions in the credit markets, which could affect our business, as described in greater detail under “Disruptions in the credit markets could affect our business” below.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect to continue to grow, in part, by buying other businesses. We will continue to look for strategic businesses to acquire, like our acquisition of TXI in 2014. In the past, we have made acquisitions to strengthen our existing locations, expand our operations and enter new geographic markets. We will continue to make selective acquisitions, joint ventures or other business arrangements we believe will help our company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

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

Our integration of the acquisition of or business combination with other businesses may not be as successful as projected.

We have a successful history of business combinations and integration of these businesses into our heritage operations. Our largest business acquisition has been our business combination with TXI, which closed in July 2014. In 2015 we completed the integration of TXI’s operations into our own operations, which allowed us to achieve the synergies, cost savings, and operating efficiencies we had forecasted from the TXI acquisition. In fact we completed this integration ahead of schedule and achieved even greater synergies and cost saving than the amount we originally forecasted from the TXI acquisition. However, in connection with the integration of any business that we may acquire, it is a risk factor that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings, or operating efficiencies we have forecast from the acquisition.

Any other significant business acquisition or combination we might chose to do, similar to the acquisition of TXI, would require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. We believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we might choose to pursue in the future, if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

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

Our ready mixed concrete and asphalt and road paving businesses typically provide lower profit margins (excluding freight and delivery revenues) than our aggregates product line due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, as we expand these operations, our overall gross margin (excluding freight and delivery revenues) is likely to be adversely affected. We saw this impact our gross margin (excluding freight and delivery revenues) in recent years. Our overall aggregates-related downstream operations gross margin (excluding freight and delivery revenues) was 12% for 2016 and 8% for 2015. The overall gross margin (excluding freight and delivery revenues) of our Aggregates business will continue to be reduced by the lower gross margins (excluding freight and delivery revenues) for our aggregates-related downstream operations.

Short supplies and high costs of fuel, energy and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk. Our last fixed-price commitment for a portion of our diesel fuel requirements expired at the end of 2016.

To illustrate how diesel fuel price fluctuations, and other energy costs, have impacted our business, consider the recent years. In 2013 the average price we paid per gallon of diesel fuel was 4% lower than we paid in 2012, but the average cost of natural gas was 18% higher than 2012. Similarly, in 2014 the average price we paid per gallon of diesel fuel was 8% lower compared to 2013, but the average cost of natural gas increased 24% from 2013. Diesel fuel, which averaged $2.82 per gallon in 2014 and $2.98 per gallon in 2013, represents the single largest component of energy costs for our Aggregates business. Diesel fuel prices declined rapidly during December 2014, ending the year at a per gallon price that was 26% below the 2014 average. This trend continued in 2015, as the Company’s average price per gallon of diesel fuel in 2015 was $2.05 compared with $3.02 in 2014. Natural gas costs also declined in 2015, down 28% from the 2014 average cost. These trends continued in 2016. Average diesel fuel prices per gallon fell to $1.96 in 2016 compared to $2.05 in 2015. Our average diesel fuel prices for 2015 and 2016 were higher than spot market prices by $0.30 per gallon since we purchased approximately 40% of our diesel fuel under a fixed price fuel agreement, which agreement has now expired, that had locked in a higher price at an earlier time. Natural gas costs again declined in 2016, down 25% from the 2015 average cost.

The Company has fixed price agreements for 100% of its 2017 coal needs, approximately 25% of its 2017 natural gas needs, and 50% of its 2017 petroleum coke needs.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 22% of the 2016 direct production costs of our Cement business. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our Cement business. Profitability of the Cement business is also subject to kiln maintenance, which requires the plant to be shut down for a period of time as repairs are made. The Cement business incurred shutdown costs of $20.9 and $26.0 million during 2016 and 2015, respectively.

Similarly our aggregates-related downstream operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we can produce internally but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our aggregates-related downstream operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the costs for these raw materials. For 2014, we saw higher prices for these raw materials than 2013. This trend reversed in 2015, when we saw lower prices for these raw materials than 2014. Liquid asphalt prices in 2016 were again lower than in 2015. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products.

Cement is a commodity sensitive to supply and price volatility.

Cement is a commodity, and competition is often based mainly on price, which is highly sensitive to changes in supply and demand. Prices fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When cement producers increase production capacity or more cement is imported into the market, an oversupply of cement in the market may occur if supply exceeds demand. In that case cement prices generally fall. We cannot be assured that prices for our cement products sold will not decline in the future or that such decline will not have a material adverse effect on our Cement business.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have one to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2016, the Cement business incurred shutdown costs of $20.9 million during the year. In 2016, the Magnesia Specialties business incurred shutdown costs of $4.5 million during the year. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

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

The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan is set to expire but is under review for extension by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement business.

Road paving construction operations present additional risks to our business.

Our aggregates-related downstream operations also present challenges in the paving construction business where many of our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our road paving construction operations, we also have fixed price and fixed unit price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contacts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short duration projects.

Changes in legal requirements and governmental policies concerning zoning, land use, the environment, and other areas of the law, and litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities.

Many federal, state and local laws and regulations relating to zoning, land use, the environment, health, safety and other regulatory matters govern our operations. We take great pride in our operations and try to remain in strict compliance at all times with all applicable laws and regulations. Despite our extensive compliance efforts, risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses, as it is with our competitors. We cannot assume that these liabilities will not negatively affect us in the future.

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

Labor unions represent 9.9% of the hourly employees of our Aggregates business, none of the hourly employees of our Cement business, and 100% of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio, lime plant expire in August 2019 and May 2018, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our businesses, raise costs, and reduce revenues and earnings from the affected locations.

Delays or interruptions in shipping products of our businesses could affect our operations.

Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail or ship. We also rely heavily on third-party truck and rail transportation to ship coal, natural gas and other fuels to our plants. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third-party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative and timely means to ship our products or fuels at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

The availability of rail cars can also affect our ability to transport our products. Rail cars can be used to transport many different types of products across all of our segments. If owners sell or lease rail cars for use in other industries, we may not have enough rail cars to transport our products.

We have long-term agreements with shipping companies to provide ships to transport our aggregates products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2017 to 2027 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

When we sold our River District operations in 2011 as part of our asset exchange with Lafarge, we sold most of our barge long-haul distribution network. As a result, we reduced our risks from distributing our products by barges, especially along the Mississippi River. We still distribute some of our product by barge along rivers in West Virginia. We may continue to experience, to a lesser degree, risks associated with distributing our products by barges, including significant delays, disruptions or the non-availability of our barge transportation system that could negatively affect our operations, water levels that could affect our ability to transport our products by barge, and barges that may not be available in quantities that we might need from time to time to support our operations.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared to the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies in Note A of our 2016 Financial Statements.

The Sarbanes-Oxley Act of 2002, and other related rules and regulations, have increased the scope, complexity, and cost of corporate governance. Reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits. The Company’s costs to respond to these additional requirements may increase.

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

Our Magnesia Specialties business sells some of its products to companies located outside the United States. Approximately 18% of the revenues of the Magnesia Specialties business in 2016 were from foreign jurisdictions, principally Canada, Mexico, Europe, South America and the Pacific Rim, but no single foreign county accounted for 10% or more of the revenues of the business. Therefore the operations of the Magnesia Specialties business are affected from time to time by the fluctuating values of the currency exchange rates of the countries in which it does business in relation to the value of the U.S. Dollar. The business tries to mitigate the short-term effects of currency exchange rates by primarily denominating sales in the U.S. Dollar. This still leaves the business subject to certain risks, depending on the strength of the U.S. Dollar. In 2016, the strength of the U.S. Dollar in foreign markets negatively affected the overall price of the products of the Magnesia Specialties business when compared to foreign-domiciled competitors.

Our acquisitions could harm our results of operations.

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition agreements. Acquisitions involve significant challenges and risks, including risks that:

•	We may not realize a satisfactory return on the investment we make;

•	We may not be able to retain key personnel of the acquired business;

•	We may experience difficulty in integrating new employees, business systems and technology;

•	Our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;

•	We may have difficulty entering into new geographic markets in which we are not experienced; or

•	We may be unable to retain the customers and partners of acquired businesses following the acquisition.

Our articles of incorporation and bylaws and North Carolina law may inhibit a change in control that you may favor.

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:

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

Any significant increase in our future effective income tax rate could reduce net earnings and free cash flow for future periods.

Currently, the U.S. Congress is considering changes in the corporate tax code that, if enacted, could affect our net earnings. While the current expectation is a reduction in corporate tax rates, which should favorably affect net earnings, we cannot be certain of the impact of the elimination of tax preferences, capital investment deductibility or border adjustments, among other considerations. Based on our current assessment, a reduction in corporate tax rates to 25% (from 35%) and the elimination of all current deductions, including the statutory percentage depletion deduction, would be neutral to both net earnings and free cash flow. However, this assessment will change depending on the ultimate nature, extent and/or timing of any tax code changes, if any.

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and routinely test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the staff of the SEC one hundred and eighty (180) days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Aggregates Business

As of December 31, 2016, the Company processed or shipped aggregates from 276 quarries, underground mines, and distribution yards in 29 states, Canada, and the Bahamas, of which 108 are located on land owned by the Company free of major encumbrances, 58 are on land owned in part and leased in part, 103 are on leased land, and seven are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on the average, exceed 60 years based on normalized levels of production, and approximate 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2016, the Company processed and shipped ready mixed concrete and/or asphalt products from 158 properties in five states, of which 127 are located on land owned by the Company free of major encumbrances, one is on land owned in part and leased in part, 29 are on leased land, and one is on a facility neither owned or leased, where product is sold under an agreement.

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

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its aggregates reserves used in the cement manufacturing process for its Cement business as it does for its Aggregates business. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2016 Annual Report for discussion of reserves evaluation by the Company.

Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last three years, along with the Company’s estimate of years of production available, shown on a segment-by-segment basis. The number of producing quarries shown on the table includes underground mines. The Company’s reserve estimates for the last two years are shown for comparison purposes on a state-by-state basis. The changes in reserve estimates at a particular state level from year to year reflect the tonnages of reserves on locations that have been opened or closed during the year, whether by acquisition, disposition, or otherwise; production and sales in the normal course of business; additional reserve estimates or refinements of the Company’s existing reserve estimates; opening of additional reserves at existing locations; the depletion of reserves at existing locations; and other factors. The Company evaluates its reserve estimates primarily on a Company-wide, or segment-by-segment basis, and does not believe comparisons of changes in reserve estimates on a state-by-state basis from year to year are particularly meaningful. The Company’s estimate of reserves shown in the tables below include reserves used in the Company’s Cement and Magnesia Specialties businesses.

	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/15 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/16 (Add 000)		Change in Tonnage from 2015 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
State	2016	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	4	128,775	12,110	127,485	11,623	(1,290)	(487)	100%	0%	0%	14%	86%
Arkansas	3	223,382		218,333	0	(5,049)	0	100%	0%	0%	49%	51%
California	0			0	0	0	0
Colorado	10	139,872	65,698	754,369	103,346	614,497	37,648	99%	1%	0%	23%	77%
Florida	1	208,805		123,892	0	(84,913)	0	100%	0%	0%	35%	65%
Georgia	15	2,154,134		2,078,744	0	(75,390)	0	60%	40%	0%	86%	14%
Indiana	10	496,257	51,030	491,197	48,814	(5,060)	(2,216)	100%	0%	0%	38%	62%
Iowa	28	761,927	20,495	750,749	18,811	(11,178)	(1,684)	100%	0%	0%	29%	71%
Kansas	4	80,757		79,250	0	(1,507)	0	100%	0%	8%	36%	64%
Kentucky	1		24,891	0	24,891	0	0	100%	0%	0%	100%	0%
Louisiana	3		9,091	0	8,545	0	(546)	100%	0%	0%	0%	100%
Maryland	2	133,980		121,757	0	(12,223)	0	100%	0%	0%	100%	0%
Minnesota	2	328,352		325,774	0	(2,578)	0	68%	32%	0%	63%	37%
Mississippi	0		67,238	0	67,238	0	0	100%	0%	0%	100%	0%
Missouri	4	412,034		374,160	0	(37,874)	0	88%	12%	0%	18%	82%
Montana	0	48,807		0	0	(48,807)	0			0%
Nebraska	4	181,196		176,446	0	(4,750)	0	100%	0%	0%	52%	48%
Nevada	1	136,871		136,189	0	(682)	0	100%	0%	0%	91%	9%
North Carolina	36	3,491,412		3,354,993	2,500	(136,419)	2,500	77%	23%	0%	71%	29%
Ohio ***	10	558,169	128,998	564,657	124,919	6,488	(4,079)	47%	53%	0%	97%	3%
Oklahoma	9	1,226,101	13,534	1,213,986	13,101	(12,115)	(433)	100%	0%	0%	86%	14%
South Carolina	6	513,002	28,746	702,995	28,123	189,993	(623)	96%	4%	0%	43%	57%
Tennessee	1	35,938		35,483	0	(455)	0	100%	0%	0%	100%	0%
Texas ****	25	2,305,251	141,872	2,465,161	145,089	159,910	3,217	100%	0%	0%	60%	40%
Utah	1	23,888		23,636	0	(252)	0	100%	0%	0%	0%	100%
Virginia	4	344,298		357,068	0	12,770	0	100%	0%	0%	57%	43%
Washington	1	22,051		21,780	0	(271)	0	32%	68%	0%	68%	32%
West Virginia	1	44,718		44,087	0	(631)	0	41%	59%	0%	86%	14%
Wyoming	2	159,866		156,943	0	(2,923)	0	100%	0%	0%	41%	59%

U. S. Total	188	14,159,843	563,703	14,699,134	597,001	539,291	33,298	86%	14%	0%	63%	37%

Non-U. S.	2	861,420	0	855,364	0	(6,056)	0	100%	0%	0%	100%	0%

Grand Total	190	15,021,263	563,703	15,554,498	597,001	533,235	33,298

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.
***	The Company’s reserves presented in the State of Ohio include dolomitic limestone reserves used in the business of the Magnesia Specialties segment.
****	The Company’s reserves presented in the State of Texas include limestone reserves used in the business of the Cement segment.

	Total Annual Production (in tons) (add 000)			Number of years of production available at December 31, 2016
	For year ended December 31
Reportable Segment*	2016	2015	2014
Mid-America Group	67,431	62,846	59,785	107.4
Southeast Group	20,468	21,148	18,932	161.2
West Group	75,421	69,223	62,579	74.4

Total Aggregates Business	163,320	153,217	141,296	98.9

*	Prior year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments.

Cement Business

As of December 31, 2016, the Company, through its subsidiaries, processed or shipped cement from six properties in one state, of which four are located on land owned by the Company free of major encumbrances and two are on leased land. The Company’s Cement business has production facilities located at two sites in Texas: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, north of San Antonio. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2016:

Plant	Rated Annual Productive Capacity-Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	52
Hunter, TX	2,250,000	Dry	2013 and 1981	140
Total	4,450,000

Reserves identified with the facilities shown above are contained on approximately 2,844 acres of land owned by the Company. As of December 31, 2016, the Company estimated its total proven and probable limestone reserves on such land to be approximately 697 million tons.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2016, the Company, through its subsidiaries, also operated five cement distribution terminals and owned the real estate at the California cement grinding and packaging facility it sold on September 30, 2015, which it expects to sell for non-cement use.

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

During 2016, the principal properties of the Aggregates business were believed to be utilized at average productive capacities of approximately 65% and were capable of supporting a higher level of market demand. However, during the economic recession, the Company adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2016, the Company’s Aggregates business operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $71.3 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idling could continue. The Company expects, however, as the economy continues to recover, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

During 2016 the Texas cement plants were operating on average at 76 percent utilization. The Company divested of the California cement plant in 2015. The Portland Cement Association (“PCA”) forecasts a 3% increase in demand in Texas in 2017 over 2016. The Cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency. Due to the 24/7/365 nature of cement operations, significant gains in plant utilization and efficiency are typically achieved only during plant shutdowns.

The Company expects future organic earnings growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions. In the current operating environment where steel utilization is at levels close to or below 70% and the strength of the United States dollar pressures product competitiveness in international markets, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment.

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

The Company was not required to pay any penalties in 2016 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2016 Financial Statements included under Item 8 of this Form 10-K and the 2016 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2016 Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 10, 2017:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	54	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business

Anne H. Lloyd	55	Executive Vice President;	2009	Treasurer (2006-2013)
		Chief Financial Officer	2005

Roselyn R. Bar	58	Executive Vice President;	2015	Senior Vice President (2005-2015)
		General Counsel;	2001
		Corporate Secretary	1997

Dana F. Guzzo	51	Senior Vice President;	2011	Chief Information Officer (2011-2015)
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	59	Senior Vice President, Human Resources	2011

Daniel L. Grant	62	Senior Vice President, Strategy & Development	2013	Senior Vice President, Strategy & Development, Lehigh Hanson, Inc., a producer of construction materials, and a subsidiary of Heidelberg Cement (1995-2013)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2016 Annual Report, and that information is incorporated herein by reference. There were 984 holders of record of the Company’s Common Stock as of February 10, 2017.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 – October 31, 2016	0	$—	0	15,470,959

November 1, 2016 – November 30, 2016	323,661	$199.85	323,661	15,147,298

December 1, 2016 – December 31, 2016	20,665	$219.88	20,665	15,126,633

Total	344,326	$201.05	344,326	15,126,633

(1)	The Company’s stock repurchase program, which currently authorizes the repurchase of 20 million shares of common stock, is approved by the Company’s Board of Directors from time to time, and updated as appropriate by the Board, and announced to the public by press release. The latest announcement on this topic was the Company’s press release dated February 10, 2015 that its Board of Directors had authorized the repurchase of up to 20 million shares of its outstanding common stock, which included 5 million shares authorized under the Company’s previous share repurchase program. Previous press releases announcing prior share repurchase programs and the related amounts of common stock included under the share repurchase authorizations were as follows: (i) press release dated August 15, 2007 (5 million shares); (ii) press release dated February 22, 2006 (5 million shares); and (iii) May 6, 1994 (2.5 million shares).

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2016 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2017” in the 2016 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2016 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2016 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2017” in the 2016 Annual Report is not incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

The foregoing evaluation of the Company’s disclosure controls and procedures was based on the definition in Exchange Act Rule 13a-15(e), which requires that disclosure controls and procedures are effectively designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included under Item 8 of this Annual Report on Form 10K and is incorporated by reference. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2016. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its newly-acquired Ratliff ready mixed concrete operations, which are included in the 2016 consolidated financial statements and constituted approximately 1% of consolidated total assets and approximately 1% of net revenues as of and for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

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

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2016 (the “2017 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2017 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2017 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2017 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2017 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2016 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings—

for years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Earnings—

for years ended December 31, 2016, 2015, and 2014

Consolidated Balance Sheets—

at December 31, 2016 and 2015

Consolidated Statements of Cash Flows—

for years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Total Equity—

for years ended December 31, 2016, 2015 and 2014

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2016 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b)	Index of Exhibits

Exhibit No.

*3.01	—Restated Articles of Incorporation of the Company, as amended

3.02	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 22, 2015) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648)

*4.02	—Article 5 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 filed with this Annual Report on Form 10-K)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated

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

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2014) (Commission File No. 1-12744)

4.10	—Indenture, dated as of July 2, 2014, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

4.11	—Form of Floating Rate Senior Notes due 2017 (included in Exhibit 4.09)

4.12	—Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.09)

10.01	—$700,000,000 Credit Agreement dated as of December 5, 2016 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Deutsche Bank Securities Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 7, 2016) (Commission File No. 1-12744)

10.02	— Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.04	—Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.05	—Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.06	—Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.07	—Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.13	—Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.15	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.16	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.17	—Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) (Commission File No. 1-12744)**

10.18	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.19	—Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.20	—Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.21	—Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2016

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2016 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2016 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*23.02	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 24, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 24, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 24, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 24, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101. DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2017 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2017 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

ITEM 16.	FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

(c)	Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts— describe		Deductions- describe		Balance at end of period
(Amounts in Thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$6,940	$—			$674	(a)	6,266
Allowance for uncollectible notes receivable	585	—	—		148	(a)	437
Inventory valuation allowance	130,584	4,160	118	(b)	—		134,862
Year ended December 31, 2015
Allowance for doubtful accounts	$4,077	$2,863	$—		$—		$6,940
Allowance for uncollectible notes receivable	1,486	—	—		901	(a)	585
Inventory valuation allowance	119,189	13,365	1,400	(b)	3,370	(c)	130,584
Year ended December 31, 2014
Allowance for doubtful accounts	$4,081	$—	$—		$4	(a)	$4,077
Allowance for uncollectible notes receivable	809	—	1,103	(d)	426	(a)	1,486
Inventory valuation allowance	99,026	11,762	9,942	(d)	1,541	(c)	119,189

(a)	Write off of uncollectible accounts and change in estimates.
(b)	Application of reserve policy to acquired inventories.
(c)	Divestitures.
(d)	Application of reserves to acquired notes receivable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated: February 24, 2017

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye C. Howard Nye	Chairman of the Board, President and Chief Executive Officer	February 24, 2017

/s/ Anne H. Lloyd Anne H. Lloyd	Executive Vice President and Chief Financial Officer	February 24, 2017

/s/ Dana F. Guzzo Dana F. Guzzo	Senior Vice President, Chief Accounting Officer and Controller	February 24, 2017

/s/ Sue W. Cole	Director	February 24, 2017
Sue W. Cole

/s/ John J. Koraleski	Director	February 24, 2017
John J. Koraleski

/s/ David G. Maffucci	Director	February 24, 2017
David G. Maffucci

/s/ William E. McDonald	Director	February 24, 2017
William E. McDonald

/s/ Laree E. Perez	Director	February 24, 2017
Laree E. Perez

/s/ Michael J. Quillen	Director	February 24, 2017
Michael J. Quillen

/s/ Dennis L. Rediker	Director	February 24, 2017
Dennis L. Rediker

/s/ Donald W. Slager	Director	February 24, 2017
Donald W. Slager

/s/ Stephen P. Zelnak, Jr.	Director	February 24, 2017
Stephen P. Zelnak, Jr.

EXHIBITS

Exhibit No.

*3.01	—Restated Articles of Incorporation of the Company, as amended

3.02	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 22, 2015) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1 (SEC Registration No. 33-72648))

*4.02	—Article 5 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 filed with this Annual Report on Form 10-K)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 10, 2011) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2014) (Commission File No. 1-12744)

4.10	—Indenture, dated as of July 2, 2014, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

4.11	—Form of Floating Rate Senior Notes due 2017 (included in Exhibit 4.09)

4.12	—Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.09)

10.01	—$700,000,000 Credit Agreement dated as of December 5, 2016 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Deutsche Bank Securities Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 7, 2016) (Commission File No. 1-12744)

10.02	— Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.04	—Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.05	—Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.06	—Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.07	— Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.13	—Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.15	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.16	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.17	—Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) (Commission File No. 1-12744)**

10.18	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.19	—Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.20	—Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.21	—Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2016

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2016 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2016 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*23.02	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 24, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 24, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 24, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 24, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2017 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2017 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K