Form 10-Q
period 2017-03-31
MARTIN MARIETTA MATERIALS INC
filed 2017-05-10
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2017
Common Stock, $0.01 par value	62,781,593

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$55,418	$50,038	$27,242
Accounts receivable, net	479,215	457,910	448,048
Inventories, net	537,000	521,624	485,367
Other current assets	51,609	56,813	37,658
Total Current Assets	1,123,242	1,086,385	998,315

Property, plant and equipment	6,211,813	6,115,530	5,778,368
Allowances for depreciation, depletion and amortization	(2,744,168)	(2,692,135)	(2,515,387)
Net property, plant and equipment	3,467,645	3,423,395	3,262,981
Goodwill	2,159,398	2,159,337	2,135,295
Operating permits, net	440,411	442,202	444,148
Other intangibles, net	67,318	69,110	75,267
Other noncurrent assets	135,777	120,476	142,281
Total Assets	$7,393,791	$7,300,905	$7,058,287

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$188,399	$178,598	$174,398
Accrued salaries, benefits and payroll taxes	22,760	47,428	17,052
Pension and postretirement benefits	8,136	9,293	9,169
Accrued insurance and other taxes	49,535	60,093	52,501
Current maturities of long-term debt and short-term facilities	290,048	180,036	177,430
Accrued interest	23,649	16,837	23,004
Other current liabilities	49,031	54,303	38,577
Total Current Liabilities	631,558	546,588	492,131

Long-term debt	1,556,246	1,506,153	1,575,327
Pension, postretirement and postemployment benefits	252,568	248,086	226,924
Deferred income taxes, net	667,160	663,019	620,569
Other noncurrent liabilities	210,305	194,469	197,700
Total Liabilities	3,317,837	3,158,315	3,112,651

Equity:
Common stock, par value $0.01 per share	626	630	633
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,349,813	3,334,461	3,302,258
Accumulated other comprehensive loss	(128,425)	(130,687)	(103,833)
Retained earnings	851,354	935,574	743,593
Total Shareholders' Equity	4,073,368	4,139,978	3,942,651
Noncontrolling interests	2,586	2,612	2,985
Total Equity	4,075,954	4,142,590	3,945,636
Total Liabilities and Equity	$7,393,791	$7,300,905	$7,058,287

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands, Except Per Share Data)

Net Sales	$791,684	$733,960
Freight and delivery revenues	52,175	54,774
Total revenues	843,859	788,734

Cost of sales	644,617	588,710
Freight and delivery costs	52,175	54,774
Total cost of revenues	696,792	643,484

Gross Profit	147,067	145,250

Selling, general & administrative expenses	69,535	58,349
Acquisition-related expenses, net	22	299
Other operating expenses, net	360	579
Earnings from Operations	77,150	86,023

Interest expense	20,851	20,034
Other nonoperating (income) and expenses, net	(536)	1,224
Earnings before taxes on income	56,835	64,765
Taxes on income	14,528	19,710
Consolidated net earnings	42,307	45,055
Less: Net (loss) earnings attributable to noncontrolling interests	(27)	61
Net Earnings Attributable to Martin Marietta Materials, Inc.	$42,334	$44,994

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$44,596	$46,783
(Loss) Earnings attributable to noncontrolling interests	(26)	92
	$44,570	$46,875
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$0.67	$0.70
Diluted attributable to common shareholders	$0.67	$0.69

Weighted-Average Common Shares Outstanding:
Basic	63,024	64,158
Diluted	63,319	64,350

Cash Dividends Per Common Share	$0.42	$0.40

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2017	2016
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$42,307	$45,055
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	70,376	68,410
Stock-based compensation expense	10,275	7,228
Loss (Gain) on divestitures and sales of assets	73	(100)
Deferred income taxes	2,827	17,988
Other items, net	2	(2,036)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(21,305)	(29,695)
Inventories, net	(15,375)	(13,495)
Accounts payable	8,536	9,231
Other assets and liabilities, net	(23,670)	(34,274)
Net Cash Provided by Operating Activities	74,046	68,312

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(102,095)	(94,228)
Acquisitions, net	—	(123,000)
Cash received in acquisition	—	3,446
Proceeds from divestitures and sales of assets	539	3,415
Payment of railcar construction advances	(37,011)	—
Reimbursement of railcar construction advances	37,011	—
Net Cash Used for Investing Activities	(101,556)	(210,367)

Cash Flows from Financing Activities:
Borrowings of debt	205,000	210,000
Repayments of debt	(45,012)	(26,390)
Payments on capital lease obligations	(761)	(780)
Change in bank overdraft	—	(10,235)
Dividends paid	(26,560)	(25,847)
Issuances of common stock	3,917	4,720
Shares withheld for employees' income tax obligations	(3,695)	(580)
Repurchases of common stock	(99,999)	(150,000)
Net Cash Provided by Financing Activities	32,890	888
Net Increase (Decrease) in Cash and Cash Equivalents	5,380	(141,167)
Cash and Cash Equivalents, beginning of period	50,038	168,409
Cash and Cash Equivalents, end of period	$55,418	$27,242

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	63,176	$630	$3,334,461	$(130,687)	$935,574	$4,139,978	$2,612	$4,142,590
Consolidated net earnings (loss)	—	—	—	—	42,334	42,334	(27)	42,307
Other comprehensive earnings, net of tax	—	—	—	2,262	—	2,262	1	2,263
Dividends declared	—	—	—	—	(26,560)	(26,560)	—	(26,560)
Issuances of common stock for stock award plans	60	1	5,077	—	—	5,078	—	5,078
Repurchases of common stock	(458)	(5)	—	—	(99,994)	(99,999)	—	(99,999)
Stock-based compensation expense	—	—	10,275	—	—	10,275	—	10,275
Balance at March 31, 2017	62,778	$626	$3,349,813	$(128,425)	$851,354	$4,073,368	$2,586	$4,075,954

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Corporation or Martin Marietta) is engaged principally in the building materials business, including aggregates, cement, ready mixed concrete and asphalt and paving product lines, collectively reported as the Building Materials business. The aggregates product line is sold and shipped from a network of more than 270 quarries and distribution facilities in 26 states, Nova Scotia and the Bahamas. The cement, ready mixed concrete and asphalt and paving product lines are located in strategic, vertically integrated markets, predominately Texas and Colorado.  Building materials are used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates and cement products are also used in the railroad, agricultural, utility and environmental industries.

Effective January 1, 2017, the Corporation reorganized the operations and management reporting structure of its Texas-based aggregates, cement and ready mixed concrete product lines, resulting in a change to its reportable segments.  As a result, the cement product line is reported in the West Group.   The Corporation’s Building Materials business includes three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, cement, ready mixed concrete and asphalt and paving

Products	Crushed stone, sand and gravel	Crushed stone, sand and gravel	Crushed stone, sand and gravel; Portland and specialty cements; ready mixed concrete and asphalt and paving

The Corporation has a Magnesia Specialties segment with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the adoption of two new accounting standards described below, the Corporation has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2017 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

Share-Based Payment Accounting

Effective January 1, 2017, the Corporation adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of accounting guidance and requirements for share-based transactions.  ASU 2016-09 requires shares withheld for employees’ income tax obligations to be presented as a financing activity in the Statement of Cash Flows, with retrospective presentation.  For the quarter ended March 31, 2016, the Corporation reclassified $26,000 from operating activities to financing activities on the Statement of Cash Flows.  Additionally, excess tax benefits from stock-based compensation transactions are presented as an operating activity with retrospective presentation.  The Corporation previously presented excess tax benefits from stock-based compensation transactions as a financing activity and, for the quarter ended March 31, 2016, reclassified $1,278,000 to operating activities on the Statement of Cash Flows.  ASU 2016-09 also requires excess tax benefits and tax deficiencies to be recognized prospectively as income tax benefits or expense in the period awards vest or are exercised.  For the three months ended March 31, 2017, the Corporation recognized excess tax benefits of $2,270,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

New Accounting Pronouncements

Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which revises the accounting for periodic pension and postretirement expense.  ASU 2017-07 requires net periodic benefit cost, with the exception of service cost, to be presented retrospectively as nonoperating expense.  As permitted by ASU 2017-07, the Corporation used the pension and other postretirement benefit plan disclosures for the prior comparative periods as a practical expedient to estimate amounts for retrospective application.  Service cost will remain a component of earnings from operations and represent the only cost of pension and postretirement expense eligible for capitalization, notably in the Corporation’s inventory standards. The Corporation early adopted this standard effective January 1, 2017.  For the three months ended March 31, 2016, the Corporation reclassified $616,000, $1,512,000 and $126,000 from cost of sales; selling, general and administrative costs; and other operating income and expenses, respectively, to nonoperating expense.

Pending Accounting Pronouncements

Revenue Recognition Standard

The FASB issued an accounting standards update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective January 1, 2018 and can be applied on a full retrospective or modified retrospective approach. The Corporation has completed its initial assessment of the provisions of the new standard and, at this time, does not expect the impact to be material to its results of operations.

Lease Standard

In February 2016, the FASB issued a new accounting standard, Accounting Codification Standard 842 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019 and must be applied on a modified retrospective approach.  The Corporation is currently assessing the impact of the updated standard on the Corporation’s financial statements. The Corporation believes the updated standard will have a material effect on its balance sheet but has not quantified the impact at this time.

Reclassifications

Prior-year information has been reclassified to conform to the presentation of the Corporation’s current reportable segments and for the adoption of the two accounting pronouncements aforementioned.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings/loss and accumulated other comprehensive loss consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense, and are presented in the Corporation’s consolidated statements of earnings and comprehensive earnings.

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$42,334	$44,994
Other comprehensive earnings, net of tax	2,262	1,789
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$44,596	$46,783

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Net (loss) earnings attributable to noncontrolling interests	$(27)	$61
Other comprehensive earnings, net of tax	1	31
Comprehensive (loss) earnings attributable to noncontrolling interests	$(26)	$92

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended March 31, 2017
Balance at beginning of period	$(128,373)	$(1,162)	$(1,152)	$(130,687)
Other comprehensive earnings before reclassifications, net of tax	—	137	—	137
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,910	—	215	2,125
Other comprehensive earnings, net of tax	1,910	137	215	2,262
Balance at end of period	$(126,463)	$(1,025)	$(937)	$(128,425)

	Three Months Ended March 31, 2016
Balance at beginning of period	$(103,380)	$(264)	$(1,978)	$(105,622)
Other comprehensive earnings before reclassifications, net of tax	—	115	—	115
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,473	—	201	1,674
Other comprehensive earnings, net of tax	1,473	115	201	1,789
Balance at end of period	$(101,907)	$(149)	$(1,777)	$(103,833)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended March 31, 2017
Balance at beginning of period	$82,044	$749	$82,793
Tax effect of other comprehensive earnings	(1,185)	(141)	(1,326)
Balance at end of period	$80,859	$608	$81,467

	Three Months Ended March 31, 2016
Balance at beginning of period	$66,467	$1,290	$67,757
Tax effect of other comprehensive earnings	(944)	(131)	(1,075)
Balance at end of period	$65,523	$1,159	$66,682

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings and
	2017	2016	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$—	$59
Amortization of:
Prior service credit	(357)	(374)
Actuarial loss	3,452	2,732
	3,095	2,417	Nonoperating expenses
Tax benefit	(1,185)	(944)	Taxes on income
	$1,910	$1,473

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$356	$332	Interest expense
Tax benefit	(141)	(131)	Taxes on income
	$215	$201

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Corporation’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Corporation’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2017 and 2016, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Net earnings from continuing operations attributable to Martin Marietta Materials, Inc.	$42,334	$44,994
Less: Distributed and undistributed earnings attributable to unvested awards	153	298
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$42,181	$44,696

Basic weighted-average common shares outstanding	63,024	64,158
Effect of dilutive employee and director awards	295	192
Diluted weighted-average common shares outstanding	63,319	64,350

2.	Goodwill
	(In Thousands)
	Mid-America	Southeast	West
	Group	Group	Group	Total
Balance at January 1, 2017	$281,403	$50,346	$1,827,588	$2,159,337
Adjustments to purchase price allocations	—	—	61	61
Balance at March 31, 2017	$281,403	$50,346	$1,827,649	$2,159,398

The prior-year information has been reclassified to conform to the presentation of the Corporation’s current reportable segments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Inventories, Net

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Dollars in Thousands)
Finished products	$495,793	$479,291	$443,470
Products in process and raw materials	61,815	61,171	59,761
Supplies and expendable parts	120,054	116,024	112,022
	677,662	656,486	615,253
Less: Allowances	(140,662)	(134,862)	(129,886)
Total	$537,000	$521,624	$485,367

4.	Long-Term Debt

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,579	$299,483	$299,201
7% Debentures, due 2025	124,112	124,090	124,024
6.25% Senior Notes, due 2037	227,989	227,975	227,933
4.25 % Senior Notes, due 2024	395,392	395,252	394,843
Floating Rate Notes, due 2017, interest rate of 2.10% at March 31, 2017 and December 31, 2016 and 1.36% at March 31, 2016	298,878	299,033	298,837
Term Loan Facility, due 2018, interest rate of 1.94% at March 31, 2016	—	—	217,109
Revolving Facility, due 2021, interest rate of 1.89%, 1.86% and 3.75% at March 31, 2017, December 31, 2016 and March 31, 2016, respectively	210,000	160,000	30,000
Trade Receivable Facility, interest rate of 1.51%, 1.34% and 1.13% at March 31, 2017, December 31, 2016 and March 31, 2016, respectively	290,000	180,000	159,925
Other notes	344	356	885
Total debt	1,846,294	1,686,189	1,752,757
Less: Current maturities of long-term debt and short-term facilities	(290,048)	(180,036)	(177,430)
Long-term debt	$1,556,246	$1,506,153	$1,575,327

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Corporation, through a wholly-owned special-purpose subsidiary, has a $300,000,000 trade receivable securitization facility (the Trade Receivable Facility), which matures on September 27, 2017.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $362,693,000, $333,302,000 and $327,734,000 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.  These receivables are originated by the Corporation and then sold to the wholly-owned special-purpose subsidiary by the Corporation.  The Corporation continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Corporation’s other debt agreements.

The Corporation has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides a $700,000,000 five-year senior unsecured revolving facility (the Revolving Facility).  The Credit Agreement requires the Corporation’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Credit Agreement, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.  The Corporation was in compliance with this Ratio at March 31, 2017.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Corporation under the Revolving Facility. At March 31, 2017, December 31, 2016 and March 31, 2016, the Corporation had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Current maturities of long-term debt and short-term facilities consist of borrowings under the Trade Receivable Facility as well as the current portions of the other notes.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three months ended March 31, 2017 and 2016, the Corporation recognized $356,000 and $332,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,400,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

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

The carrying values and fair values of the Corporation’s long-term debt were $1,846,294,000 and $1,937,310,000, respectively, at March 31, 2017; $1,686,189,000 and $1,752,338,000, respectively, at December 31, 2016; and $1,752,757,000 and $1,817,950,000, respectively, at March 31, 2016. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

6.	Income Taxes

The Corporation’s effective income tax rate for the three months ended March 31, 2017 was 25.6%.  The effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction.  For the three months ended March 31, 2017, as a result of the adoption of ASU 2016-09 (see Note 1), the effective income tax rate reflects the excess tax benefit related to the vesting and exercise of stock-based compensation awards, which are treated as discrete events.  As previously stated in Note 1, this requirement of the ASU is prospective and therefore, prior year results are not comparable.

The Corporation records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended March 31,
	Pension		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in Thousands)
Service cost	$6,572	$5,507	$24	$34
Interest cost	9,008	8,871	185	238
Expected return on assets	(9,936)	(9,434)	—	—
Amortization of:
Prior service cost (credit)	78	88	(435)	(462)
Actuarial loss (gain)	3,524	2,831	(72)	(99)
Settlement charge	—	59	—	—
Special termination benefit	—	126	—	—
Net periodic benefit cost (credit)	$9,246	$8,048	$(298)	$(289)

The components of net periodic benefit cost (credit), other than the service cost component, are included in the line item Other nonoperating (income) and expenses, net, in the Consolidated Statements of Earnings and Comprehensive Earnings.

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

In addition, the Corporation has a $6,000,000 interest-only loan, due December 31, 2019, outstanding from this unconsolidated affiliate as of March 31, 2017, December 31, 2016 and March 31, 2016.  The interest rate is one-month LIBOR plus 1.75%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Commitments and Contingencies (continued)

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

The Building Materials business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Corporation also has a Magnesia Specialties segment.  The Corporation’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include net sales less cost of sales, selling, general and administrative expenses, acquisition-related expenses, net, other operating income and expenses, net, and exclude interest expense, other nonoperating income and expenses, net, and taxes on income. Corporate consolidated loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, acquisition-related expenses, net, and other nonrecurring and/or non-operational income and expenses excluded from the Corporation’s evaluation of business segment performance and resource allocation. All debt and related interest expense is held at Corporate.

The following table displays selected financial data for continuing operations for the Corporation’s reportable business segments. Total revenues and net sales in the table below, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment sales which represent net sales from one segment to another segment which are eliminated.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

Effective with a management change in the quarter ended March 31, 2017, the cement product line is reported in the West Group.  Prior-year segment information has been reclassified to conform to the presentation of the Corporation’s current reportable segments and for the adoption of ASU 2017-07.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$189,019	$186,347
Southeast Group	90,282	71,671
West Group	495,982	466,546
Total Building Materials Business	775,283	724,564
Magnesia Specialties	68,576	64,170
Total	$843,859	$788,734

Net sales:
Mid-America Group	$177,336	$173,372
Southeast Group	86,660	67,284
West Group	464,426	433,799
Total Building Materials Business	728,422	674,455
Magnesia Specialties	63,262	59,505
Total	$791,684	$733,960

Earnings (Loss) from operations:
Mid-America Group	$13,342	$14,694
Southeast Group	10,115	7,027
West Group	61,232	65,806
Total Building Materials Business	84,689	87,527
Magnesia Specialties	19,881	20,610
Corporate	(27,420)	(22,114)
Total	$77,150	$86,023

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

The Building Materials business includes the aggregates, cement, ready mixed concrete and asphalt and paving product lines. All cement, ready mixed concrete and asphalt and paving product lines reside in the West Group. The following table, which is reconciled to consolidated amounts, provides net sales and gross profit by business: Building Materials (further divided by product line) and Magnesia Specialties.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Net sales:
Aggregates	$451,379	$430,860
Cement	93,685	96,860
Ready Mixed Concrete	222,380	186,852
Asphalt and Paving	26,602	13,837
Less: Interproduct Sales	(65,624)	(53,954)
Total Building Materials Business	728,422	674,455
Magnesia Specialties	63,262	59,505
Total	$791,684	$733,960

Gross profit (loss):
Aggregates	$79,278	$82,036
Cement	30,910	32,615
Ready Mixed Concrete	19,793	17,900
Asphalt and Paving	(4,790)	(6,276)
Total Building Materials Business	125,191	126,275
Magnesia Specialties	22,315	22,998
Corporate	(439)	(4,023)
Total	$147,067	$145,250

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Other current and noncurrent assets	$(22,914)	$(2,089)
Accrued salaries, benefits and payroll taxes	(21,335)	(12,926)
Accrued insurance and other taxes	(10,557)	(10,280)
Accrued income taxes	3,330	(8,473)
Accrued pension, postretirement and postemployment benefits	6,421	5,775
Other current and noncurrent liabilities	21,385	(6,281)
	$(23,670)	$(34,274)

The change in other current and noncurrent assets and other current and noncurrent liabilities is primarily attributable to an accrual of insurance claims over the deductible limits.

Noncash investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$34,666	$23,892
Acquisition of assets through capital lease	$149	$—

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Cash paid for interest	$12,216	$11,394
Cash paid for income taxes	$6,240	$10,721

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Business Combinations

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

In July 2016, the Corporation acquired the remaining interest in Ratliff Ready-Mix, L.P. (“Ratliff”), which operates ready mixed concrete plants in central Texas.  Prior to the acquisition, the Corporation owned a 40% interest in Ratliff which was accounted for under the equity method.  The Corporation was required to re-measure the existing 40% interest to fair value upon closing of the transaction, resulting in a gain of $5,863,000, which was recorded in other nonoperating income in third quarter 2016.  These operations are reported in the West Group.  The Corporation recorded preliminary fair values of the assets acquired and liabilities assumed; however, deferred income taxes and goodwill are subject to change upon review of the seller’s final tax return.

The impact of these acquisitions on the operating results was not considered material; therefore, pro forma financial information is not included.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Corporation or Martin Marietta) is a leading supplier of building materials, including aggregates, cement, ready mixed concrete and asphalt and paving (collectively herein referred to as the Building Materials business).  The aggregates product line is sold and shipped from a network of more than 270 quarries and distribution facilities in 26 states, Nova Scotia and the Bahamas.  The cement, ready mixed concrete and asphalt and paving product lines are located in strategic, vertically-integrated markets, predominately Texas and Colorado.  The Corporation’s annual consolidated net sales and earnings from operations are predominately derived from its Building Materials business which sells to all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses.  The Building Materials business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development.

Effective January 1, 2017, the Corporation reorganized the operations and management reporting structure of its Texas-based aggregates, ready mixed concrete and cement product lines, resulting in a change to its reportable segments.  The Corporation currently conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel)	Aggregates (crushed stone, sand and gravel), cement (Portland and specialty cements), ready mixed concrete and asphalt and paving

Plant Types	Quarries and Distribution Facilities	Quarries and Distribution Facilities	Quarries, Plants and Distribution Facilities

Modes of Transportation	Truck and Rail	Truck, Rail and Water	Truck and Rail

The Corporation also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

CRITICAL ACCOUNTING POLICIES

The Corporation outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes to the Corporation’s critical accounting policies during the three months ended March 31, 2017.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of sales.  Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP).  However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures.  The Corporation presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Corporation’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Corporation’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three months ended March 31, 2017 and 2016 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Consolidated Gross Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Gross profit	$147,067	$145,250
Total revenues	$843,859	$788,734
Gross margin	17.4%	18.4%

Consolidated Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Gross profit	$147,067	$145,250
Total revenues	$843,859	$788,734
Less: Freight and delivery revenues	(52,175)	(54,774)
Net sales	$791,684	$733,960
Gross margin excluding freight and delivery revenues	18.6%	19.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

Consolidated Operating Margin in Accordance with GAAP

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Earnings from operations	$77,150	$86,023
Total revenues	$843,859	$788,734
Operating margin	9.1%	10.9%

Consolidated Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Earnings from operations	$77,150	$86,023
Total revenues	$843,859	$788,734
Less: Freight and delivery revenues	(52,175)	(54,774)
Net sales	$791,684	$733,960
Operating margin excluding freight and delivery revenues	9.7%	11.7%

Earnings before interest, income taxes, depreciation, depletion and amortization (EBITDA) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Corporation’s management believes that EBITDA may provide additional information with respect to the Corporation’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because EBITDA exclude some, but not all, items that affect net earnings and may vary among companies, the EBITDA presented by the Corporation may not be comparable to similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three Months Ended
	March 31,
	2017	2016
Net Earnings Attributable to Martin Marietta Materials, Inc.	$42,334	$44,994
Add back:
Interest expense	20,851	20,034
Income tax expense for controlling interests	14,522	19,667
Depreciation, depletion and amortization expense	70,007	67,926
Consolidated EBITDA	$147,714	$152,621

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

Significant items for the quarter ended March 31, 2017 (unless noted, all comparisons are versus the prior-year quarter):

•	Record consolidated net sales of $791.7 million increased 7.9% compared with $734.0 million
•

Record Building Materials net sales of $728.4 million compared with $674.5 million, an increase of 8.0%, and record Magnesia Specialties net sales of $63.3 million compared with $59.5 million, an increase of 6.4%

•	Record consolidated gross profit of $147.1 million compared with $145.3 million
•	EBITDA of $147.7 million
•	Aggregates product line pricing increase of 5.3%; aggregates product line volume decrease of 0.2%
•	Returned $126.6 million to shareholders through the repurchase of 458,000 shares and dividends

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Corporation and its reportable segments for the three months ended March 31, 2017 and 2016. In each case, the data is stated as a percentage of net sales of the Corporation or the relevant segment, as the case may be.  Prior-year information has been reclassified to conform to the presentation of the Corporation’s current reportable segments and for the adoption of the accounting pronouncement discussed in Note 1 of the consolidated financial statements.

	Three Months Ended March 31,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Building Materials Business
Mid-America Group	$177,336		$173,372
Southeast Group	86,660		67,284
West Group	464,426		433,799
Total Building Materials Business	728,422	100.0	674,455	100.0
Magnesia Specialties	63,262	100.0	59,505	100.0
Total	$791,684	100.0	$733,960	100.0

Gross profit (loss):
Building Materials Business
Mid-America Group	$26,285	14.8	$27,621	15.9
Southeast Group	14,369	16.6	10,367	15.4
West Group	84,537	18.2	88,287	20.4
Total Building Materials Business	125,191	17.2	126,275	18.7
Magnesia Specialties	22,315	35.3	22,998	38.6
Corporate	(439)		(4,023)
Total	$147,067	18.6	$145,250	19.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

	Three Months Ended March 31,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Building Materials Business
Mid-America Group	$13,544	7.6	$13,062	7.5
Southeast Group	4,352	5.0	3,860	5.7
West Group	25,074	5.4	22,963	5.3
Total Building Materials Business	42,970	5.9	39,885	5.9
Magnesia Specialties	2,388	3.8	2,326	3.9
Corporate	24,177		16,138
Total	$69,535	8.8	$58,349	7.9

Earnings (Loss) from operations:
Building Materials Business
Mid-America Group	$13,342	7.5	$14,694	8.5
Southeast Group	10,115	11.7	7,027	10.4
West Group	61,232	13.2	65,806	15.2
Total Building Materials Business	84,689	11.6	87,527	13.0
Magnesia Specialties	19,881	31.4	20,610	34.6
Corporate	(27,420)		(22,114)
Total	$77,150	9.7	$86,023	11.7

Building Materials Business

Net sales by product line for the Building Materials business are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Net sales:
Aggregates	$451,379	$430,860
Cement	93,685	96,860
Ready Mixed Concrete	222,380	186,852
Asphalt and Paving	26,602	13,837
Less: Interproduct Sales	(65,624)	(53,954)
Total Building Materials Business	$728,422	$674,455

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

The following tables present volume and pricing variance data and shipments data for the aggregates product line by segment.

	Three Months Ended
	March 31, 2017
	Volume	Pricing
Volume/Pricing Variance (1)
Mid-America Group	(1.5)%	4.4%
Southeast Group	16.4%	10.3%
West Group	(3.8)%	2.6%
Aggregates Product Line	(0.2)%	5.3%
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

	Three Months Ended
	March 31,
	2017	2016
	(Tons in Thousands)
Shipments
Mid-America Group	12,738	12,938
Southeast Group	5,028	4,318
West Group	14,845	15,425
Aggregates Product Line	32,611	32,681

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three Months Ended
	March 31,
	2017	2016
	(Tons in Thousands)
Shipments
Aggregates Product Line (in thousands):
Tons to external customers	30,418	30,760
Internal tons used in other product lines	2,193	1,921
Total aggregates tons	32,611	32,681

Cement (in thousands):
Tons to external customers	606	685
Internal tons used in ready mixed concrete	299	272
Total cement tons	905	957

Ready Mixed Concrete (in thousands of cubic yards)	2,056	1,786

Asphalt (in thousands):
Tons to external customers	153	80
Internal tons used in paving business	124	65
Total asphalt tons	277	145

For the quarter, shipments to the infrastructure market comprised 37% of aggregates product line volumes. The percentage of shipments going into the infrastructure market remains below the Corporation’s five-year average, attributable to continued under-investment in the nation’s infrastructure and greater private sector nonresidential and residential investments.  Also, infrastructure construction activity saw little first-quarter benefit from the Fixing America’s Surface Transportation, or FAST Act.  Management expects increased federal, state and local infrastructure activity as the year progresses and the construction season begins in earnest.

The nonresidential market represented 32% of first-quarter aggregates product line shipments.  The light nonresidential market, which consists primarily of office and retail construction, increased for the quarter; however, lower heavy nonresidential activity, which includes industrial building as well as energy and energy-related construction, was lower, resulting in a 5.0% decrease in overall nonresidential shipments.  In-line with management’s expectations, the decline in heavy nonresidential was primarily due to the completion in 2016 of several large energy-related projects in the West Group that were not immediately replaced in the first quarter 2017 and also a more typical start to the Mid-America Group’s construction season.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

The residential market accounted for 22% of aggregates product line shipments for the first quarter.  Volumes to this segment increased 27%, driven by continued strength in housing across the Corporation’s geographic footprint.  Florida, Texas, North Carolina and Georgia, key geographies for the Building Materials business, comprised the top four states for single family housing starts as of February 2017.  Additionally, on the metro-level, Austin, Atlanta, Charlotte, Dallas, Orlando, Tampa and Raleigh comprised the top seven for single family unit starts, with all but Dallas experiencing double-digit growth.

The ChemRock/Rail market accounted for the remaining 9% of aggregates product line volumes. The volume decline in this market principally reflects reduced ballast shipments.

Aggregates product line shipments were relatively flat compared with a record-breaking first quarter 2016; however, the Southeast Group’s volume increased 16.4%. The Mid-America and West Groups shipment decreases of 1.5% and 3.8%, respectively, are relatively modest against a very strong early 2016.  Including shipments from acquired businesses, ready mixed concrete shipments increased 15%. Total cement shipments decreased 5.4%, again, versus a challenging prior year comparison.  The cement product line has backlog of approximately $98 million and $90 million as of March 31, 2017 and December 31, 2016, respectively.

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	March 31,
	2017	2016	% Change
Aggregates (per ton)	$13.73	$13.04	5.3%
Cement (per ton)	$102.54	$100.04	2.5%
Ready Mixed Concrete (per cubic yard)	$105.84	$102.45	3.3%
Asphalt (per ton)	$37.97	$42.62	(10.9)%

Solid pricing growth across the product lines and geographies reinforces management’s view of the healthy, underlying demand fundamentals that underpin the Building Materials business.  Aggregates pricing gains of 5.3% led all product lines in the first quarter. The cement product line reported renewed pricing growth in advance of the announced $8.00 per ton price increase effective April 1, 2017.

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occurs in the spring, summer and fall.  Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Corporation.  Because of the potentially significant impact of weather on the Corporation’s operations, current period and year to date results are not indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

Magnesia Specialties Business

Magnesia Specialties reported first-quarter net sales of $63.3 million compared with $59.5 million, reflecting growth in both the chemicals and lime product lines.  Gross profit for the first quarter was $22.3 million compared to $23.0 million and earnings from operations were $19.9 million compared to $20.6 million.  Production costs outpaced net sales increases due to higher natural gas prices and planned and unplanned maintenance costs at the Woodville and Manistee plants.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2016	$145,250
Aggregates product line:
Volume	(909)
Pricing	22,425
Cost increases, net	(24,274)
Change in aggregates product line gross profit	(2,758)
Vertically-integrated product lines	1,674
Magnesia Specialties	(683)
Corporate	3,584
Change in consolidated gross profit	1,817
Consolidated gross profit, quarter ended March 31, 2017	$147,067

Gross profit (loss) by business is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Aggregates	$79,278	$82,036
Cement	30,910	32,615
Ready Mixed Concrete	19,793	17,900
Asphalt and Paving	(4,790)	(6,276)
Total Building Materials Business	125,191	126,275
Magnesia Specialties	22,315	22,998
Corporate	(439)	(4,023)
Total	$147,067	$145,250

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

The consolidated gross margin (excluding freight and delivery revenues) for the quarter was 18.6%, a 120-basis-point decline compared with the prior-year quarter.  Gross margin (excluding freight and delivery revenues) for the Building Materials business was 17.2%, reflecting a greater share of total sales in the quarter from both the Corporation’s long-haul and vertically-integrated markets.  The reduction in gross margin of 150 basis points also reflects the investment made in preparation for the higher demand expected through the balance of the year, the fixed cost nature of the business during a seasonally lower volume quarter and carefully executed inventory management plans.  Cement kiln maintenance costs were $4.2 million for the quarter compared with $5.6 million.

Consolidated Operating Results

Consolidated SG&A was 8.8% of net sales compared with 7.9% in the prior-year quarter. The increase of 90 basis points reflects a higher first-quarter accrual rate related to incentive compensation costs compared with the prior-year quarter.  Earnings from operations for the quarter were $77.2 million compared with $86.0 million in the prior-year quarter.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating income and expenses, net, was an expense of $0.4 million and $0.6 million in 2017 and 2016, respectively.

Other nonoperating income and expenses, net, includes pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; interest; equity adjustments for nonconsolidated affiliates and other miscellaneous income.  For the first quarter, nonoperating income and expenses, net, was income of $0.5 million in 2017 and expense of $1.2 million in 2016.  The increase is attributable to higher income earned from nonconsolidated affiliates.

The estimated effective income tax rate for the quarter was 25.6%, which, as a result of the adoption of ASU 2016-09 (see Note 1), reflects a 400 basis point favorable impact from excess tax benefits related to stock-based compensation, which are treated as discrete events effective January 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2017 was $74.0 million compared with $68.3 million for the same period in 2016.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in Thousands)
Depreciation	$62,988	$61,353
Depletion	3,436	3,236
Amortization	3,952	3,821
	$70,376	$68,410

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

The seasonal nature of the aggregates-led construction business impacts quarterly operating cash flow when compared with the full year. Full-year 2016 net cash provided by operating activities was $689.2 million compared with $68.3 million for the first three months of 2016.

During the three months ended March 31, 2017, the Corporation had capital spending of $102.1 million. Full-year capital spending is expected to approximate $400 million - $500 million.

The Corporation can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first quarter, the Corporation repurchased 458,000 shares of common stock for $100 million.  At March 31, 2017, 14,669,000 shares of common stock were remaining under the Corporation’s repurchase authorization.

The Credit Agreement (which consists of a $700 million Revolving Facility) requires the Corporation’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Corporation may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Corporation is a co-borrower, may be reduced by the Corporation’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

The Ratio is calculated as debt, including debt for which the Corporation is a co-borrower, divided by consolidated EBITDA, as defined by the Corporation’s Credit Agreement, for the trailing-twelve months.  Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA.  Certain other nonrecurring noncash items, if they occur, can affect the calculation of consolidated EBITDA.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

At March 31, 2017, the Corporation’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Corporation’s Credit Agreement, for the trailing-twelve months EBITDA was 1.89 times and was calculated as follows:

April 1, 2016 to
March 31, 2017
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$422,725
Add back:
Interest expense	82,493
Income tax expense	176,379
Depreciation, depletion and amortization expense	284,917
Stock-based compensation expense	23,528
Deduct:
Interest income	(215)
Nonrecurring gains	(5,225)
Consolidated EBITDA, as defined by the Corporation’s Credit Agreement	$984,602
Consolidated net debt, as defined and including debt for which the Corporation is a co-borrower, at March 31, 2017	$1,862,886
Consolidated debt-to-consolidated EBITDA, as defined by the Corporation’s Credit Agreement, at March 31, 2017 for the trailing-twelve months EBITDA	1.89x

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

Cash on hand, along with the Corporation’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future.  At March 31, 2017, the Corporation had $497.5 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on November 29, 2018 and the Trade Receivable Facility expires on September 27, 2017.

The Floating Rate Notes have been classified as noncurrent liability as the Corporation has the intent and ability to refinance on a long-term basis before or at its maturity on June 30, 2017.

The Corporation may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

the Corporation is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility and Trade Receivable Facility at March 31, 2017.  The Corporation is currently rated at an investment-grade level by all three credit rating agencies.

TRENDS AND RISKS

The Corporation outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2016.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Corporation is encouraged by positive trends in the markets it serves and its ability to execute its strategic business plans.  Notably:

•

Public sector growth is expected to continue in 2017 as new monies flow into the system.  FAST Act projects should accelerate through the year, supported by ongoing activity funded through Transportation Infrastructure Finance and Innovation Act.  Additionally, state and local initiatives increasing infrastructure funding, including the state and local ballot initiatives passed over the past 24 months, are expected to grow and continue to play an expanded role in public-sector activity.

•

Nonresidential construction is expected to modestly increase in both the heavy industrial and commercial sectors. The Dodge Momentum Index is at its highest level since 2009, signaling continued growth.  Additional energy-related economic activity, including follow-on public and private construction activity, will be mixed. While $47 billion of new energy-related projects are scheduled to start in 2017 and 2018, the certainty and timing of commencement will affect nonresidential growth.

•

Residential construction is expected to continue to experience growth, particularly in key Martin Marietta markets, driven by employment gains, historically low levels of construction activity over the previous several years, low mortgage rates, new lot construction and higher multi-family rental rates.

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

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Corporation currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to, the performance of the United States economy and the resolution and impact of the debt ceiling and sequestration issues; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Corporation serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a further slowdown in energy-related drilling activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Corporation; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to cement production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Corporation’s Texas, Florida, North Carolina and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Corporation’s materials, particularly in areas with significant energy-related activity, such as Texas and Colorado; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Corporation’s dolomitic lime products; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Corporation’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Corporation’s tax rate;  violation of the Corporation’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Corporation’s common stock price and its impact on goodwill impairment evaluations; reduction of the Corporation’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Corporation’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Corporation, and may be material to the Corporation.  The Corporation assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2017

(Continued)

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016, by writing to:

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

For the Quarter Ended March 31, 2017

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate at or under one percent during the three months ended March 31, 2017. The residential construction market accounted for 21% of the Corporation’s aggregates product line shipments in 2016.

Aside from these inherent risks from within its operations, the Corporation’s earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results. Historically, the Corporation’s profitability increased during periods of rising interest rates. In essence, the Corporation’s underlying business generally serves as a natural hedge to rising interest rates.

Variable-Rate Borrowing Facilities. At March 31, 2017, the Corporation had a $700 million Credit Agreement and a $300 million Trade Receivable Facility. The Corporation also has $300 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $800.0 million, which was the collective outstanding balance at March 31, 2017, would increase interest expense by $8.0 million on an annual basis.

Pension Expense. The Corporation’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Corporation has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Corporation’s annual pension expense is discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Corporation.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2017 coal requirements.  A hypothetical 10% change in the Corporation’s energy prices in 2017 as compared with 2016, assuming constant volumes, would change 2017 energy expense by $23.1 million.  However, the impact would be partially offset by the change in the amount capitalized into inventory standards.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

(Continued)

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Corporation’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.  Assuming net sales for the cement product line for full-year 2017 of $380 million to $400 million, a hypothetical 10% change in sales price would impact net sales by $38 million to $40 million.

Item 4. Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017. There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	15,126,633
February 1, 2017 - February 28, 2017	362,987	$217.77	362,987	14,763,646
March 1, 2017 - March 31, 2017	94,755	$221.13	94,755	14,668,891

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01	Martin Marietta Form of Performance Share Unit Award Agreement*

10.02	Martin Marietta Form of Performance-Based Restricted Stock Unit Award Agreement*

31.01	Certification dated May 10, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 10, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 10, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 10, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2017

EXHIBIT INDEX

Exhibit No.	Document

10.01	Martin Marietta Form of Performance Share Unit Award Agreement*

10.02	Martin Marietta Form of Performance-Based Restricted Stock Unit Award Agreement*

31.01	Certification dated May 10, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 10, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 10, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 10, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management contract or compensatory plan