Form 10-Q
period 2017-06-30
MARTIN MARIETTA MATERIALS INC
filed 2017-08-01
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2017
Common Stock, $0.01 par value	62,839,694

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2017	2016	2016
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Current Assets:
Cash and cash equivalents	$36,722	$50,038	$28,596
Accounts receivable, net	570,618	457,910	534,459
Inventories, net	549,865	521,624	504,877
Other current assets	87,092	56,813	53,997
Total Current Assets	1,244,297	1,086,385	1,121,929

Property, plant and equipment	6,306,083	6,115,530	5,896,512
Allowances for depreciation, depletion and amortization	(2,800,823)	(2,692,135)	(2,574,307)
Net property, plant and equipment	3,505,260	3,423,395	3,322,205
Goodwill	2,160,060	2,159,337	2,136,783
Operating permits, net	437,713	442,202	442,349
Other intangibles, net	65,526	69,110	64,327
Other noncurrent assets	103,004	120,476	145,712
Total Assets	$7,515,860	$7,300,905	$7,233,305

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$3,794	$—	$7,143
Accounts payable	187,227	178,598	197,733
Accrued salaries, benefits and payroll taxes	36,202	47,428	24,864
Pension and postretirement benefits	8,802	9,293	9,120
Accrued insurance and other taxes	59,958	60,093	62,525
Current maturities of long-term debt and short-term facilities	140,037	180,036	238,155
Accrued interest	—	—	—
Other current liabilities	98,305	71,140	62,064
Total Current Liabilities	534,325	546,588	601,604

Long-term debt	1,641,944	1,506,153	1,541,062
Pension, postretirement and postemployment benefits	253,908	248,086	236,562
Deferred income taxes, net	663,414	663,019	639,776
Other noncurrent liabilities	221,738	194,469	197,801
Total Liabilities	3,315,329	3,158,315	3,216,805

Equity:
Common stock, par value $0.01 per share	627	630	633
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,355,992	3,334,461	3,318,859
Accumulated other comprehensive loss	(125,906)	(130,687)	(106,068)
Retained earnings	967,058	935,574	800,028
Total Shareholders' Equity	4,197,771	4,139,978	4,013,452
Noncontrolling interests	2,760	2,612	3,048
Total Equity	4,200,531	4,142,590	4,016,500
Total Liabilities and Equity	$7,515,860	$7,300,905	$7,233,305

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)

Net Sales	$996,289	$915,436	$1,787,973	$1,649,396
Freight and delivery revenues	67,235	61,862	119,410	116,636
Total revenues	1,063,524	977,298	1,907,383	1,766,032

Cost of sales	722,195	668,005	1,366,813	1,256,715
Freight and delivery costs	67,235	61,862	119,410	116,636
Total cost of revenues	789,430	729,867	1,486,223	1,373,351

Gross Profit	274,094	247,431	421,160	392,681

Selling, general & administrative expenses	68,373	59,781	137,908	118,130
Acquisition-related expenses, net	1,982	248	2,004	547
Other operating income, net	(9,113)	(3,446)	(8,754)	(2,868)
Earnings from Operations	212,852	190,848	290,002	276,872

Interest expense	24,045	20,294	44,896	40,328
Other nonoperating income, net	(5,420)	(4,994)	(5,956)	(3,770)
Earnings before taxes on income	194,227	175,548	251,062	240,314
Taxes on income	51,986	53,435	66,514	73,145
Consolidated net earnings	142,241	122,113	184,548	167,169
Less: Net (loss) earnings attributable to noncontrolling interests	(38)	61	(65)	122
Net Earnings Attributable to Martin Marietta Materials, Inc.	$142,279	$122,052	$184,613	$167,047

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$144,798	$119,817	$189,394	$166,601
(Loss) Earnings attributable to noncontrolling interests	(37)	63	(63)	155
	$144,761	$119,880	$189,331	$166,756
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$2.26	$1.91	$2.92	$2.61
Diluted attributable to common shareholders	$2.25	$1.90	$2.91	$2.60

Weighted-Average Common Shares Outstanding:
Basic	62,858	63,532	62,961	63,845
Diluted	63,141	63,802	63,246	64,091

Cash Dividends Per Common Share	$0.42	$0.40	$0.84	$0.80

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2017	2016
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$184,548	$167,169
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	146,102	139,617
Stock-based compensation expense	17,727	12,801
Gain on divestitures and sales of assets	(17,514)	(261)
Deferred income taxes	2,464	34,389
Other items, net	(4,393)	(5,767)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(112,708)	(117,524)
Inventories, net	(28,240)	(33,131)
Accounts payable	11,663	32,521
Other assets and liabilities, net	29,950	(19,970)
Net Cash Provided by Operating Activities	229,599	209,844

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(216,089)	(210,559)
Acquisitions, net	(2,200)	(123,000)
Cash received in acquisition	—	3,446
Proceeds from divestitures and sales of assets	32,089	4,474
Payment of railcar construction advances	(40,930)	—
Reimbursement of railcar construction advances	40,930	—
Net Cash Used for Investing Activities	(186,200)	(325,639)

Cash Flows from Financing Activities:
Borrowings of debt	941,244	280,000
Repayments of debt	(845,023)	(70,420)
Payments on capital lease obligations	(1,752)	(1,563)
Debt issuance costs	(1,055)	—
Change in bank overdraft	3,795	(3,092)
Contributions by owners of noncontrolling interest	211	—
Dividends paid	(53,135)	(51,467)
Proceeds from exercise of stock options	7,937	18,070
Shares withheld for employees' income tax obligations	(8,938)	(5,546)
Repurchases of common stock	(99,999)	(190,000)
Net Cash Used for Financing Activities	(56,715)	(24,018)
Net Decrease in Cash and Cash Equivalents	(13,316)	(139,813)
Cash and Cash Equivalents, beginning of period	50,038	168,409
Cash and Cash Equivalents, end of period	$36,722	$28,596

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	63,176	$630	$3,334,461	$(130,687)	$935,574	$4,139,978	$2,612	$4,142,590
Consolidated net earnings (loss)	—	—	—	—	184,613	184,613	(65)	184,548
Other comprehensive earnings, net of tax	—	—	—	4,781	—	4,781	2	4,783
Dividends declared	—	—	—	—	(53,135)	(53,135)	—	(53,135)
Issuances of common stock for stock award plans	122	2	3,804	—	—	3,806	—	3,806
Repurchases of common stock	(458)	(5)	—	—	(99,994)	(99,999)	—	(99,999)
Stock-based compensation expense	—	—	17,727	—	—	17,727	—	17,727
Contributions by owners of noncontrolling interest	—	—	—	—	—	—	211	211
Balance at June 30, 2017	62,840	$627	$3,355,992	$(125,906)	$967,058	$4,197,771	$2,760	$4,200,531

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is engaged principally in the building materials business, including aggregates, cement, ready mixed concrete and asphalt and paving product lines, collectively reported as the Building Materials business. The aggregates product line is sold and shipped from a network of more than 270 quarries and distribution facilities in 26 states, Nova Scotia and the Bahamas. The cement, ready mixed concrete and asphalt and paving product lines are located in strategic, vertically integrated markets, predominately Texas and Colorado.  Building materials are used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates and cement products are also used in the railroad, agricultural, utility and environmental industries.

Effective January 1, 2017, the Company reorganized the operations and management reporting structure of its Texas-based aggregates, cement and ready mixed concrete product lines, resulting in a change to its reportable segments.  As a result, the cement product line is reported in the West Group.   The Company’s Building Materials business includes three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, cement, ready mixed concrete and asphalt and paving

Products and Services	Crushed stone, sand and gravel	Crushed stone, sand and gravel	Crushed stone, sand and gravel; Portland and specialty cements; ready mixed concrete and asphalt and paving

The Company has a Magnesia Specialties segment with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties segment produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the adoption of two new accounting standards described below, the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the six months ended June 30, 2017 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of accounting guidance and requirements for share-based transactions.  ASU 2016-09 requires shares withheld for employees’ income tax obligations to be presented as a financing activity in the statement of cash flows, with retrospective presentation.  For the six-months ended June 30, 2016, the Company reclassified $2,525,000 from operating activities to financing activities on the statement of cash flows.  Additionally, excess tax benefits from stock-based compensation transactions are presented as an operating activity with retrospective presentation.  The Company previously presented excess tax benefits from stock-based compensation transactions as a financing activity and, for the six-months ended June 30, 2016, reclassified $3,948,000 to operating activities on the statement of cash flows.  ASU 2016-09 also requires excess tax benefits and tax deficiencies to be recognized prospectively as income tax benefits or expense in the period awards vest or are exercised.  For the three- and six-months ended June 30, 2017, the Company recognized excess tax benefits of $2,989,000 and $5,259,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

New Accounting Pronouncements

Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which revises the financial statement presentation for periodic pension and postretirement expense or credit, other than service cost.  ASU 2017-07 requires net periodic benefit cost or credit, with the exception of service cost, to be presented retrospectively as nonoperating expense.  As permitted by ASU 2017-07, the Company used the pension and other postretirement benefit plan disclosures for the prior comparative periods as a practical expedient to estimate amounts for retrospective application.  Service cost will remain a component of earnings from operations and represent the only cost of pension and postretirement expense eligible for capitalization, notably in the Company’s inventory standards. The Company early adopted this standard effective January 1, 2017.  For the three-months ended June 30, 2016, the Company reclassified $730,000, $1,728,000 and $648,000 from cost of sales; selling, general and administrative expenses; and other operating income and expenses, respectively, to nonoperating expense.  For the six-months ended June 30, 2016, the Company reclassified $1,346,000, $3,240,000 and $774,000 from cost of sales; selling, general and administrative expenses; and other operating income and expenses, respectively, to nonoperating expense.

Pending Accounting Pronouncements

Revenue Recognition Standard

The FASB issued an accounting standards update that amends the accounting guidance on revenue recognition. The new standard intends to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The new standard is effective January 1, 2018 and can be applied on a full retrospective or modified retrospective approach. The Company has completed its initial assessment of the provisions of the new standard and, at this time, does not expect the impact to be material to its results of operations and expects to adopt using the full retrospective approach.

Lease Standard

In February 2016, the FASB issued a new accounting standard, Accounting Codification Standard 842 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019 and must be applied on a modified retrospective approach.  The Company is currently assessing the impact of the updated standard on the Company’s financial statements. The Company believes the updated standard will have a material effect on its balance sheet but has not quantified the impact at this time.

Reclassifications

Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable segments and for the adoption of the two accounting pronouncements aforementioned.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings/loss and accumulated other comprehensive loss consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; foreign currency translation adjustments; and the amortization of the value of terminated forward starting interest rate swap agreements into interest expense, and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$142,279	$122,052	$184,613	$167,047
Other comprehensive earnings (loss), net of tax	2,519	(2,235)	4,781	(446)
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$144,798	$119,817	$189,394	$166,601

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net (loss) earnings attributable to noncontrolling interests	$(38)	$61	$(65)	$122
Other comprehensive earnings, net of tax	1	2	2	33
Comprehensive (loss) earnings attributable to noncontrolling interests	$(37)	$63	$(63)	$155

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three Months Ended June 30, 2017
Balance at beginning of period	$(126,463)	$(1,025)	$(937)	$(128,425)
Other comprehensive earnings before reclassifications, net of tax	—	389	—	389
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,910	—	220	2,130
Other comprehensive earnings, net of tax	1,910	389	220	2,519
Balance at end of period	$(124,553)	$(636)	$(717)	$(125,906)

	Three Months Ended June 30, 2016
Balance at beginning of period	$(101,907)	$(149)	$(1,777)	$(103,833)
Other comprehensive loss before reclassifications, net of tax	(3,736)	(232)	—	(3,968)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,529	—	204	1,733
Other comprehensive (loss) earnings, net of tax	(2,207)	(232)	204	(2,235)
Balance at end of period	$(104,114)	$(381)	$(1,573)	$(106,068)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Six Months Ended June 30, 2017
Balance at beginning of period	$(128,373)	$(1,162)	$(1,152)	$(130,687)
Other comprehensive earnings before reclassifications, net of tax	—	526	—	526
Amounts reclassified from accumulated other comprehensive earnings, net of tax	3,820	—	435	4,255
Other comprehensive earnings, net of tax	3,820	526	435	4,781
Balance at end of period	$(124,553)	$(636)	$(717)	$(125,906)

	Six Months Ended June 30, 2016
Balance at beginning of period	$(103,380)	$(264)	$(1,978)	$(105,622)
Other comprehensive loss before reclassifications, net of tax	(3,830)	(117)	—	(3,947)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	3,096	—	405	3,501
Other comprehensive (loss) earnings, net of tax	(734)	(117)	405	(446)
Balance at end of period	$(104,114)	$(381)	$(1,573)	$(106,068)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended June 30, 2017
Balance at beginning of period	$80,859	$608	$81,467
Tax effect of other comprehensive earnings	(1,184)	(144)	(1,328)
Balance at end of period	$79,675	$464	$80,139

	Three Months Ended June 30, 2016
Balance at beginning of period	$65,523	$1,159	$66,682
Tax effect of other comprehensive earnings	1,408	(136)	1,272
Balance at end of period	$66,931	$1,023	$67,954

	Six Months Ended June 30, 2017
Balance at beginning of period	$82,044	$749	$82,793
Tax effect of other comprehensive earnings	(2,369)	(285)	(2,654)
Balance at end of period	$79,675	$464	$80,139

	Six Months Ended June 30, 2016
Balance at beginning of period	$66,467	$1,290	$67,757
Tax effect of other comprehensive earnings	464	(267)	197
Balance at end of period	$66,931	$1,023	$67,954

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2017	2016	2017	2016	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$—	$—	$—	$59
Amortization of:
Prior service credit	(358)	(518)	(716)	(806)
Actuarial loss	3,452	3,007	6,905	5,787
	3,094	2,489	6,189	5,040	Nonoperating expenses
Tax benefit	(1,184)	(960)	(2,369)	(1,944)	Taxes on income
	$1,910	$1,529	$3,820	$3,096

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$364	$340	$720	$672	Interest expense
Tax benefit	(144)	(136)	(285)	(267)	Taxes on income
	$220	$204	$435	$405

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2017 and 2016, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$142,279	$122,052	$184,613	$167,047
Less: Distributed and undistributed earnings attributable to unvested awards	413	519	553	730
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$141,866	$121,533	$184,060	$166,317

Basic weighted-average common shares outstanding	62,858	63,532	62,961	63,845
Effect of dilutive employee and director awards	283	270	285	246
Diluted weighted-average common shares outstanding	63,141	63,802	63,246	64,091

2.	Goodwill
	(In Thousands)
	Mid-America	Southeast	West
	Group	Group	Group	Total
Balance at January 1, 2017	$281,403	$50,346	$1,827,588	$2,159,337
Adjustments to purchase price allocations	—	—	723	723
Balance at June 30, 2017	$281,403	$50,346	$1,828,311	$2,160,060

The prior-year information has been reclassified to conform to the presentation of the Company’s current reportable segments.

3.	Inventories, Net

	June 30,	December 31,	June 30,
	2017	2016	2016
	(Dollars in Thousands)
Finished products	$508,144	$479,291	$463,807
Products in process and raw materials	59,410	61,171	60,324
Supplies and expendable parts	120,594	116,024	113,110
	688,148	656,486	637,241
Less: Allowances	(138,283)	(134,862)	(132,364)
Total	$549,865	$521,624	$504,877

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	June 30,	December 31,	June 30,
	2017	2016	2016
	(Dollars in Thousands)
6.6% Senior Notes, due 2018	$299,676	$299,483	$299,294
7% Debentures, due 2025	124,134	124,090	124,046
6.25% Senior Notes, due 2037	228,003	227,975	227,947
4.25% Senior Notes, due 2024	395,532	395,252	394,977
3.45% Senior Notes, due 2027	296,456	—	—
Floating Rate Notes, due 2020, interest rate of 1.82% at June 30, 2017	297,847	—	—
Floating Rate Notes, due 2017, interest rate of 2.10% and 1.73% at December 31, 2016 and June 30, 2016, respectively	—	299,033	298,793
Term Loan Facility, due 2018, interest rate of 1.96% at June 30, 2016	—	—	213,571
Revolving Facility, due 2021, interest rate of 1.86% at December 31, 2016	—	160,000	—
Trade Receivable Facility, interest rate of 1.78%, 1.34% and 1.16% at June 30, 2017, December 31, 2016 and June 30, 2016, respectively	140,000	180,000	220,000
Other notes	333	356	589
Total debt	1,781,981	1,686,189	1,779,217
Less: Current maturities of long-term debt and short-term facilities	(140,037)	(180,036)	(238,155)
Long-term debt	$1,641,944	$1,506,153	$1,541,062

On May 22, 2017, the Company issued $300,000,000 aggregate principal amount of Floating Rate Senior Notes due in 2020 (the Floating Rate Notes) and $300,000,000 principal amount of 3.450% Senior Notes due in 2027 (the 3.450% Senior Notes, and together with the Floating Rate Notes, the Senior Notes).  The Senior Notes are senior unsecured obligations of the Company.  The 3.450% Senior Notes may be redeemed in whole or in part prior to March 1, 2027 at a make-whole redemption price, or on or after March 1, 2027 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, in either case plus unpaid interest, if any, accrued thereon to, but excluding, the date of redemption.  The Floating Rate Notes may not be redeemed prior to their stated maturity date of May 22, 2020.  The Floating Rate Notes bear interest at a rate, reset quarterly, equal to the three-month LIBOR for U.S. dollars plus 0.65% (or 65 basis points).  If a change of control repurchase event, as defined, occurs, the Company will be required to make an irrevocable offer to repurchase all or, at the election of each holder, any part of the Senior Notes at a repurchase price equal to 101% of their principal amount, plus unpaid interest, if any, accrued thereon to, but excluding, the date of repurchase, unless, in the case of the 3.450% Senior Notes, the Company has exercised its right to redeem such notes in full.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Company, through a wholly-owned special-purpose subsidiary, has a $300,000,000 trade receivable securitization facility (the Trade Receivable Facility), which matures on September 27, 2017.  Management intends to renew the Trade Receivable Facility beyond September 27, 2017.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $422,624,000, $333,302,000 and $391,600,000 at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has a $700,000,000 five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at June 30, 2017.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had $2,507,000 of outstanding letters of credit issued under the Revolving Facility.

Current maturities of long-term debt and short-term facilities consist of borrowings under the Trade Receivable Facility as well as the current portions of the other notes. The 6.65% Senior Notes, due 2018, have been classified as a noncurrent liability as the Company has the intent and ability to refinance on a long-term basis before or at its maturity on April 15, 2018.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three and six months ended June 30, 2017, the Company recognized $364,000 and $720,000, respectively, as additional interest expense. For the three and six months ended June 30, 2016, the Company recognized $340,000 and $672,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase annual interest expense by approximately $1,400,000 until the maturity of the 6.6% Senior Notes in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, bank overdraft, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Cash equivalents are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits. The Company’s cash equivalents have original maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

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

The carrying values and fair values of the Company’s long-term debt were $1,781,981,000 and $1,885,231,000, respectively, at June 30, 2017; $1,686,189,000 and $1,752,338,000, respectively, at December 31, 2016; and $1,779,217,000 and $1,890,319,000, respectively, at June 30, 2016. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

6.	Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2017 was 26.5%.  The effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction.  For the six months ended June 30, 2017, as a result of the adoption of ASU 2016-09 (see Note 1), the effective income tax rate reflects the excess tax benefit related to the vesting and exercise of stock-based compensation awards, which are treated as discrete events, and had a favorable impact of 210 basis points on the tax rate. As previously stated in Note 1, this requirement of the ASU is prospective and therefore, the prior-year effective income tax rate of 30.4% is not comparable.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three Months Ended June 30,
	Pension		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in Thousands)
Service cost	$6,548	$5,776	$22	$24
Interest cost	8,673	9,331	198	259
Expected return on assets	(10,071)	(9,822)	—	—
Amortization of:
Prior service cost (credit)	113	91	(471)	(609)
Actuarial loss (gain)	3,551	3,146	(99)	(139)
Special termination benefit	—	638	—	(8)
Net periodic benefit cost (credit)	$8,814	$9,160	$(350)	$(473)

	Six Months Ended June 30,
	Pension		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in Thousands)
Service cost	$13,402	$11,082	$40	$43
Interest cost	18,030	17,938	365	432
Expected return on assets	(20,613)	(18,848)	—	—
Amortization of:
Prior service cost (credit)	155	175	(871)	(981)
Actuarial loss (gain)	7,087	6,036	(182)	(249)
Settlement charge	—	59	—	—
Special termination benefit	—	764	—	(8)
Net periodic benefit cost (credit)	$18,061	$17,206	$(648)	$(763)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Commitments and Contingencies

Legal and Administrative Proceedings

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. In the opinion of management and counsel, based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings, including those pertaining to environmental matters, relating to the Company and its subsidiaries, will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $25,000,000 revolving line of credit agreement with BB&T Bank. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6,000,000 interest-only loan, due December 31, 2019, outstanding from this unconsolidated affiliate as of June 30, 2017, December 31, 2016 and June 30, 2016.  The interest rate is one-month LIBOR plus 1.75%.

9.	Business Segments

The Building Materials business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include net sales less cost of sales, selling, general and administrative expenses, acquisition-related expenses, net, other operating income and expenses, net, and exclude interest expense, other nonoperating income and expenses, net, and taxes on income. Corporate consolidated loss from operations primarily includes depreciation on capitalized interest, expenses for corporate administrative functions, acquisition-related expenses, net, and other nonrecurring and/or non-operational income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All debt and related interest expense is held at Corporate.

The following table displays selected financial data for continuing operations for the Company’s reportable business segments. Total revenues and net sales in the table below, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment sales which represent net sales from one segment to another segment which are eliminated.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

Effective with a management change previously discussed in Note 1, the cement product line is reported in the West Group.  Prior-year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments and for the adoption of ASU 2017-07.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$290,899	$278,676	$479,918	$465,023
Southeast Group	92,348	87,600	182,630	159,271
West Group	610,248	547,386	1,106,230	1,013,932
Total Building Materials Business	993,495	913,662	1,768,778	1,638,226
Magnesia Specialties	70,029	63,636	138,605	127,806
Total	$1,063,524	$977,298	$1,907,383	$1,766,032

Net sales:
Mid-America Group	$269,844	$258,988	$447,181	$432,360
Southeast Group	88,489	82,676	175,148	149,961
West Group	573,402	514,906	1,037,828	948,704
Total Building Materials Business	931,735	856,570	1,660,157	1,531,025
Magnesia Specialties	64,554	58,866	127,816	118,371
Total	$996,289	$915,436	$1,787,973	$1,649,396

Earnings (Loss) from operations:
Mid-America Group	$85,363	$80,792	$98,705	$95,486
Southeast Group	14,334	11,614	24,449	18,642
West Group	112,491	99,357	173,724	165,163
Total Building Materials Business	212,188	191,763	296,878	279,291
Magnesia Specialties	21,118	19,277	40,999	39,887
Corporate	(20,454)	(20,192)	(47,875)	(42,306)
Total	$212,852	$190,848	$290,002	$276,872

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net sales:
Aggregates	$578,388	$547,293	$1,029,767	$978,153
Cement	99,016	87,440	192,700	184,300
Ready Mixed Concrete	241,894	214,947	464,275	401,799
Asphalt and Paving	111,975	88,081	138,577	101,918
Less: Interproduct Sales	(99,538)	(81,191)	(165,162)	(135,145)
Total Building Materials Business	931,735	856,570	1,660,157	1,531,025
Magnesia Specialties	64,554	58,866	127,816	118,371
Total	$996,289	$915,436	$1,787,973	$1,649,396

Gross profit (loss):
Aggregates	$173,487	$165,044	$252,765	$247,080
Cement	29,448	24,048	60,358	56,663
Ready Mixed Concrete	26,863	25,301	46,655	43,200
Asphalt and Paving	20,358	12,867	15,568	6,591
Total Building Materials Business	250,156	227,260	375,346	353,534
Magnesia Specialties	23,624	21,720	45,939	44,718
Corporate	314	(1,549)	(125)	(5,571)
Total	$274,094	$247,431	$421,160	$392,681

10.	Other Operating Income, Net

Other operating income, net, for the quarter ended June 30, 2017, reflects a $13,500,000 gain on the sale of real estate and $6,100,000 of expense, including both cash and stock-based compensation components, related to the pending retirement of Anne Lloyd, Chief Financial Officer.  The vesting of Ms. Lloyd’s shares of restricted stock awards, performance stock awards and stock options will continue on their original vesting schedules, which extend beyond Ms. Lloyd's retirement date.  Accordingly, the Company recognized all remaining expense related to the stock-based awards.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Other current and noncurrent assets	$(32,332)	$(9,691)
Accrued salaries, benefits and payroll taxes	(7,892)	(7,808)
Accrued insurance and other taxes	(134)	(256)
Accrued income taxes	28,047	(8,495)
Accrued pension, postretirement and postemployment benefits	11,521	11,757
Other current and noncurrent liabilities	30,740	(5,477)
	$29,950	$(19,970)

The change in other current and noncurrent assets and other current and noncurrent liabilities is primarily attributable to an accrual of insurance claims over the deductible limits.  Additionally, the change in other current and noncurrent liabilities is due to retirement expense in the current year and the write-off of coal contracts in the prior year.  The change in accrued income taxes is attributable to net operating loss carryforwards utilized in the prior year.

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$34,714	$33,959
Acquisition of assets through capital lease	$149	$—
Settlement of royalty obligation via asset sale	$900	$—

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Cash paid for interest	$38,111	$36,630
Cash paid for income taxes	$33,264	$47,159

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Business Combinations

In the first quarter 2016, the Company acquired the outstanding stock of Rocky Mountain Materials and Asphalt, Inc., and Rocky Mountain Premix Inc.  The acquisition provides more than 500 million tons of mineral reserves and expands the Company’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population.  The acquired operations are reported through the West Group.

In July 2016, the Company acquired the remaining interest in Ratliff Ready-Mix, L.P. (Ratliff), which operates ready mixed concrete plants in central Texas.  Prior to the acquisition, the Company owned a 40% interest in Ratliff which was accounted for under the equity method.  The Company was required to re-measure the existing 40% interest to fair value upon closing of the transaction, resulting in a gain of $5,863,000, which was recorded in other nonoperating income in third quarter 2016.  These operations are reported in the West Group.  The Company recorded fair values of the assets acquired and liabilities assumed; however, deferred income taxes and goodwill are subject to change upon review of the seller’s final tax return.

The impact of these acquisitions on the operating results was not considered material; therefore, pro forma financial information is not included.

13.	Pending Acquisition of Bluegrass Materials

On June 26, 2017, the Company announced a definitive agreement to acquire Bluegrass Materials Company (Bluegrass) for $1,625,000,000 in cash.  The purchase price will be increased dollar-for-dollar by any cash on hand held by Bluegrass and decreased by the amount of any outstanding debt of Bluegrass, each as of the closing of the transaction.  Bluegrass is the largest privately held, pure-play aggregates business in the United States and has a portfolio of 23 active sites with more than 125 years of strategically-located, high-quality reserves, in Georgia, South Carolina, Tennessee, Maryland and Kentucky.  These operations complement the Company’s existing southeastern footprint and provides a new growth platform within the southern portion of the Northeast Megaregion.  The transaction is expected to close in the fourth quarter of 2017, subject to regulatory approvals and other customary closing conditions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a leading supplier of building materials, including aggregates, cement, ready mixed concrete and asphalt and paving (collectively herein referred to as the Building Materials business).  The aggregates product line is sold and shipped from a network of more than 270 quarries and distribution facilities in 26 states, Nova Scotia and the Bahamas.  The cement, ready mixed concrete and asphalt and paving product lines are located in strategic, vertically-integrated markets, predominately Texas and Colorado.  The Company’s annual consolidated net sales and earnings from operations are predominately derived from its Building Materials business which sells to all sectors of the public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses.  The Building Materials business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development.

Effective January 1, 2017, the Company reorganized the operations and management reporting structure of its Texas-based aggregates, ready mixed concrete and cement product lines, resulting in a change to its reportable segments.  The Company currently conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

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

The Company also has a Magnesia Specialties segment that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel industry.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2017.

RESULTS OF OPERATIONS

Except as indicated, the comparative analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of sales.  Gross margin and operating margin calculated as percentages of total revenues represent the most directly comparable financial measures calculated in accordance with generally accepted accounting principles (GAAP).  However, gross margin as a percentage of net sales and operating margin as a percentage of net sales represent non-GAAP measures.  The Company presents these ratios calculated based on net sales, as it is consistent with the basis by which management reviews the Company’s operating results. Further, management believes it is consistent with the basis by which investors analyze the Company’s operating results given that freight and delivery revenues and costs represent pass-throughs and have no profit mark-up. The following tables present the calculations of gross margin and operating margin for the three and six months ended June 30, 2017 and 2016 in accordance with GAAP and reconciliations of the ratios as percentages of total revenues to percentages of net sales.

Consolidated Gross Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Gross profit	$274,094	$247,431	$421,160	$392,681
Total revenues	$1,063,524	$977,298	$1,907,383	$1,766,032
Gross margin	25.8%	25.3%	22.1%	22.2%

Consolidated Gross Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Gross profit	$274,094	$247,431	$421,160	$392,681
Total revenues	$1,063,524	$977,298	$1,907,383	$1,766,032
Less: Freight and delivery revenues	(67,235)	(61,862)	(119,410)	(116,636)
Net sales	$996,289	$915,436	$1,787,973	$1,649,396
Gross margin excluding freight and delivery revenues	27.5%	27.0%	23.6%	23.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

Consolidated Operating Margin in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Earnings from operations	$212,852	$190,848	$290,002	$276,872
Total revenues	$1,063,524	$977,298	$1,907,383	$1,766,032
Operating margin	20.0%	19.5%	15.2%	15.7%

Consolidated Operating Margin Excluding Freight and Delivery Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Earnings from operations	$212,852	$190,848	$290,002	$276,872
Total revenues	$1,063,524	$977,298	$1,907,383	$1,766,032
Less: Freight and delivery revenues	(67,235)	(61,862)	(119,410)	(116,636)
Net sales	$996,289	$915,436	$1,787,973	$1,649,396
Operating margin excluding freight and delivery revenues	21.4%	20.8%	16.2%	16.8%

Earnings before interest, income taxes, depreciation, depletion and amortization (EBITDA) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Company’s management believes that EBITDA may provide additional information with respect to the Company’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because EBITDA exclude some, but not all, items that affect net earnings and may vary among companies, the EBITDA presented by the Company may not be comparable to similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$142,279	$122,052	$184,613	$167,047
Add back:
Interest expense	24,045	20,294	44,896	40,328
Income tax expense for controlling interests	51,981	53,406	66,503	73,073
Depreciation, depletion and amortization expense	73,993	70,728	144,000	138,654
Consolidated EBITDA	$292,298	$266,480	$440,012	$419,102

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

Significant items for the quarter ended June 30, 2017 (unless noted, all comparisons are versus the prior-year quarter), which reflect records for second-quarter:

♦	Consolidated net sales of $996.3 million increased 8.8% compared with $915.4 million
♦

Building Materials net sales of $931.7 million compared with $856.6 million, an increase of 8.8%, and Magnesia Specialties record net sales of $64.6 million compared with $58.9 million, an increase of 9.7%

♦	Consolidated gross profit of $274.1 million compared with $247.4 million
♦	Consolidated earnings from operations of $212.9 million compared with $190.8 million, an increase of 11.5%
♦	Earnings per diluted share of $2.25 compared with $1.90, an increase of 18.4%
♦	EBITDA of $292.3 million compared with $266.5 million, an increase of 9.7%

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments for the three months ended June 30, 2017 and 2016. In each case, the data is stated as a percentage of net sales of the Company or the relevant segment, as the case may be.  Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable segments and for the adoption of the accounting pronouncement discussed in Note 1 of the consolidated financial statements.

	Three Months Ended June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Building Materials Business
Mid-America Group	$269,844	100.0	$258,988	100.0
Southeast Group	88,489	100.0	82,676	100.0
West Group	573,402	100.0	514,906	100.0
Total Building Materials Business	931,735	100.0	856,570	100.0
Magnesia Specialties	64,554	100.0	58,866	100.0
Total	$996,289	100.0	$915,436	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

	Three Months Ended June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Mid-America Group	$98,537	36.5	$92,772	35.8
Southeast Group	18,883	21.3	15,593	18.9
West Group	132,736	23.1	118,895	23.1
Total Building Materials Business	250,156	26.8	227,260	26.5
Magnesia Specialties	23,624	36.6	21,720	36.9
Corporate	314		(1,549)
Total	$274,094	27.5	$247,431	27.0

Selling, general & administrative expenses:
Building Materials Business
Mid-America Group	$13,720	5.1	$13,338	5.2
Southeast Group	4,447	5.0	4,533	5.5
West Group	25,874	4.5	23,585	4.6
Total Building Materials Business	44,041	4.7	41,456	4.8
Magnesia Specialties	2,429	3.8	2,433	4.1
Corporate	21,903		15,892
Total	$68,373	6.9	$59,781	6.5

Earnings (Loss) from operations:
Building Materials Business
Mid-America Group	$85,363	31.6	$80,792	31.2
Southeast Group	14,334	16.2	11,614	14.0
West Group	112,491	19.6	99,357	19.3
Total Building Materials Business	212,188	22.8	191,763	22.4
Magnesia Specialties	21,118	32.7	19,277	32.7
Corporate	(20,454)		(20,192)
Total	$212,852	21.4	$190,848	20.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

Building Materials Business

Net sales by product line for the Building Materials business are as follows:

	Three Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Net sales:
Aggregates	$578,388	$547,293
Cement	99,016	87,440
Ready Mixed Concrete	241,894	214,947
Asphalt and Paving	111,975	88,081
Less: Interproduct Sales	(99,538)	(81,191)
Total Building Materials Business	$931,735	$856,570

The following tables present volume and pricing variance data and shipments data for the aggregates product line by segment.

	Three Months Ended
	June 30, 2017
	Volume	Pricing
Volume/Pricing Variance (1)
Mid-America Group	2.0%	2.4%
Southeast Group	(3.2)%	10.6%
West Group	3.6%	3.4%
Aggregates Product Line	2.0%	3.8%
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

	Three Months Ended
	June 30,
	2017	2016
	(Tons in Thousands)
Shipments
Mid-America Group	20,513	20,116
Southeast Group	5,203	5,375
West Group	17,707	17,091
Aggregates Product Line	43,423	42,582

The decline in the Southeast Group’s shipments is attributable to unfavorable weather in second quarter, where shipping days affected by rain were 3.5 times more than the three-year average.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three Months Ended
	June 30,
	2017	2016
	(Tons in Thousands)
Shipments
Aggregates Product Line (in thousands):
Tons to external customers	40,411	39,895
Internal tons used in other product lines	3,012	2,687
Total aggregates tons	43,423	42,582
Cement (in thousands):
Tons to external customers	620	578
Internal tons used in ready mixed concrete	302	276
Total cement tons	922	854

Ready Mixed Concrete (in thousands of cubic yards)	2,226	1,997

Asphalt (in thousands):
Tons to external customers	325	263
Internal tons used in paving business	662	584
Total asphalt tons	987	847

Second-quarter results were negatively affected by significant precipitation, notably in the eastern United States.  All southeastern states experienced precipitation that ranged from the 5th to the 17th wettest second quarters out of the last 123 years.  The impact of the weather partially negated the impact of a broad-based construction recovery.  Employment gains, a catalyst for construction activity, remain strong with 2.2 million jobs created in the United States for the trailing-twelve months ended May 31, 2017.  Further, Texas, Florida, Georgia, North Carolina and Colorado are each ranked in the top ten in job growth.

For the quarter, shipments to the infrastructure market were relatively flat and comprised 41% of second-quarter aggregates product line volumes, which remains below the Company’s five-year average.  This is attributable to continued under-investment in the nation’s infrastructure and greater private-sector nonresidential and residential investments.

The nonresidential market represented 32% of second-quarter aggregates product line shipments.  The light nonresidential market, which consists primarily of office and retail construction, increased 3.4% for the quarter; however, heavy nonresidential activity, which includes industrial building as well as energy and energy-related construction, was relatively flat, resulting in a 1.6% increase in overall nonresidential shipments. The Southeast Group reported strong industrial construction growth.  However, in-line with management’s expectations, the West Group reported a decline in nonresidential shipments due to the completion of several large energy-related projects in 2016 that were not immediately replaced in the first half of 2017.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

The residential market accounted for 20% of aggregates product line shipments for the second quarter. Volumes to this segment increased 14.8%, driven by continued strength in housing across the Company’s geographic footprint. Texas, Florida, North Carolina, Georgia and South Carolina, key geographies for the Building Materials business, comprised five of the top ten states for single family housing starts as of May 2017.  Additionally, on the metro-level, Dallas, Tampa, Austin, Houston, Atlanta, Charlotte, Raleigh and Orlando comprised the top eight for single family unit starts.

The ChemRock/Rail market accounted for the remaining 7% of aggregates product line volumes and declined versus the prior-year quarter.

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	June 30,
	2017	2016	% Change
Aggregates (per ton)	$13.24	$12.76	3.8%
Cement (per ton)	$106.31	$101.04	5.2%
Ready Mixed Concrete (per cubic yard)	$106.90	$105.37	1.5%
Asphalt (per ton)	$42.48	$38.25	11.1%

Solid pricing growth across the product lines and geographies reinforces management’s view of the healthy, underlying demand fundamentals that underpin the Building Materials business.  The cement product line increase further reinforces the underlying positive market conditions in Texas, and additionally, reflects partial realization against the $8.00 per ton price increase effective April 1, 2017.

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall.  Thus, production and shipment levels vary by quarter.  Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Company.  Because of the potentially significant impact of weather on the Company’s operations, current period and year to date results are not indicative of expected performance for other interim periods or the full year.

Magnesia Specialties Business

Magnesia Specialties reported second-quarter net sales of $64.6 million compared with $58.9 million, reflecting growth in both the chemicals and lime product lines.  Gross profit for the second quarter was $23.6 million compared to $21.7 million and earnings from operations were $21.1 million compared to $19.3 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2016	$247,431
Aggregates product line:
Volume	10,612
Pricing	20,940
Cost increases, net	(23,109)
Change in aggregates product line gross profit	8,443
Vertically-integrated product lines	14,453
Magnesia Specialties	1,904
Corporate	1,863
Change in consolidated gross profit	26,663
Consolidated gross profit, quarter ended June 30, 2017	$274,094

Gross profit (loss) by business is as follows:

	Three Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Aggregates	$173,487	$165,044
Cement	29,448	24,048
Ready Mixed Concrete	26,863	25,301
Asphalt and Paving	20,358	12,867
Total Building Materials Business	250,156	227,260
Magnesia Specialties	23,624	21,720
Corporate	314	(1,549)
Total	$274,094	$247,431

The consolidated gross margin (excluding freight and delivery revenues) for the quarter was 27.5%, a 50-basis-point increase over the prior-year quarter.  Gross margin (excluding freight and delivery revenues) for the Building Materials business was 26.8%, an increase of 30 basis points.  Cement kiln maintenance costs were $3.5 million for the quarter compared with $5.7 million for the prior-year quarter.

Consolidated Operating Results

Consolidated SG&A was 6.9% of net sales compared with 6.5% in the prior-year quarter. The increase of 40 basis points reflects a higher second-quarter accrual rate in performance-based incentive compensation costs compared with the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

prior-year quarter.  Earnings from operations for the quarter were $212.9 million compared with $190.8 million in 2016, an increase of 11.5%.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was income of $9.1 million and $3.5 million in 2017 and 2016, respectively.  The increase reflects a $13.5 million gain on the sale of real estate and $6.1 million of expense, including both cash and stock-based compensation components, related to the pending retirement of the Chief Financial Officer (CFO).  The vesting of the CFO’s shares of restricted stock awards, performance stock awards and stock options will continue on their original vesting schedules, which extend beyond the CFO’s retirement date.  Accordingly, the Company recognized all remaining expense related to the stock-based awards.

Other nonoperating income and expenses, net, includes pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; interest; equity adjustments for nonconsolidated affiliates and other miscellaneous income.  For the second quarter, nonoperating income and expenses, net, was income of $5.4 million and $5.0 million in 2017 and 2016, respectively.

The estimated effective income tax rate for the six months ended was 26.5%, which, as a result of the adoption of ASU 2016-09 (see Note 1), reflects a 210-basis-point favorable impact from excess tax benefits related to stock-based compensation, which are treated as discrete events effective January 1, 2017.

Significant items for the six months ended June 30, 2017 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated net sales of $1.79 billion increased 8.4% compared with $1.65 billion
♦	Building Materials net sales of $1.66 billion compared with $1.53 billion, an increase of 8.4%, and Magnesia Specialties net sales of $127.8 million compared with $118.4 million, an increase of 8.0%
♦	Consolidated gross profit of $421.2 million compared with $392.7 million, an increase of 7.3%
♦	Earnings per diluted share of $2.91 compared with $2.60, an increase of 11.9%
♦	EBITDA of $440.0 million compared with $419.1 million, an increase of 5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

The following table presents net sales, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments for the six months ended June 30, 2017 and 2016. In each case, the data is stated as a percentage of net sales of the Company or the relevant segment, as the case may be.

	Six Months Ended June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Net sales:
Building Materials Business
Mid-America Group	$447,181	100.0	$432,360	100.0
Southeast Group	175,148	100.0	149,961	100.0
West Group	1,037,828	100.0	948,704	100.0
Total Building Materials Business	1,660,157	100.0	1,531,025	100.0
Magnesia Specialties	127,816	100.0	118,371	100.0
Total	1,787,973	100.0	1,649,396	100.0

Gross profit (loss):
Building Materials Business
Mid-America Group	$124,821	27.9	$120,393	27.8
Southeast Group	33,252	19.0	25,960	17.3
West Group	217,273	20.9	207,181	21.8
Total Building Materials Business	375,346	22.6	353,534	23.1
Magnesia Specialties	45,939	35.9	44,718	37.8
Corporate	(125)	—	(5,571)	—
Total	$421,160	23.6	$392,681	23.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

	Six Months Ended June 30,
	2017		2016
	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in Thousands)
Selling, general & administrative expenses:
Building Materials Business
Mid-America Group	$27,263	6.1	$26,400	6.1
Southeast Group	8,799	5.0	8,392	5.6
West Group	50,948	4.9	46,548	4.9
Total Building Materials Business	87,010	5.2	81,340	5.3
Magnesia Specialties	4,817	3.8	4,759	4.0
Corporate	46,081	—	32,031	—
Total	$137,908	7.7	$118,130	7.2

Earnings (Loss) from operations:
Building Materials Business
Mid-America Group	$98,705	22.07	$95,486	22.08
Southeast Group	24,449	13.96	18,642	12.43
West Group	173,724	16.74	165,163	17.41
Total Building Materials Business	296,878	17.9	279,291	18.2
Magnesia Specialties	40,999	32.1	39,887	33.7
Corporate	(47,875)	—	(42,306)	—
Total	$290,002	16.2	$276,872	16.8

Net sales by product line for the Building Materials business are as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Net sales:
Aggregates	$1,029,767	$978,153
Cement	192,700	184,300
Ready Mixed Concrete	464,275	401,799
Asphalt and Paving	138,577	101,918
Less: Interproduct Sales	(165,162)	(135,145)
Total Building Materials Business	$1,660,157	$1,531,025

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Six Months Ended
	June 30, 2017
	Volume	Pricing
Volume/Pricing Variance (1)
Mid-America Group	0.6%	3.2%
Southeast Group	5.5%	10.5%
West Group	0.1%	3.0%
Aggregates Product Line	1.0%	4.4%
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

	Six Months Ended
	June 30,
	2017	2016
	(Tons in Thousands)
Shipments
Mid-America Group	33,251	33,054
Southeast Group	10,231	9,693
West Group	32,552	32,515
Aggregates Product Line	76,034	75,262

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

Unit shipments by product line for the Company is as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Tons in Thousands)
Shipments
Aggregates Product Line (in thousands):
Tons to external customers	70,829	70,655
Internal tons used in other product lines	5,205	4,607
Total aggregates tons	76,034	75,262
		-
Cement (in thousands):
Tons to external customers	1,226	1,263
Internal tons used in ready mixed concrete	601	548
Total cement tons	1,827	1,811

Ready Mixed Concrete (in thousands of cubic yards)	4,282	3,783

Asphalt (in thousands):
Tons to external customers	478	343
Internal tons used in paving business	786	649
Total asphalt tons	1,264	992

Average selling prices by product line for the Company were as follows:

	Six Months Ended
	June 30,
	2017	2016	% Change
Aggregates (per ton)	$13.45	$12.88	4.4%
Cement (per ton)	$104.44	$100.51	3.9%
Ready Mixed Concrete (per cubic yard)	$106.39	$103.99	2.3%
Asphalt (per ton)	$41.49	$38.89	6.7%

For the first six months of 2017, Magnesia Specialties reported net sales of $127.8 million, an 8% increase compared with the prior-year period.  Earnings from operations were $41.0 million compared with $39.9 million.  Production cost increases outpaced net sales growth due to higher natural gas prices and planned and unplanned maintenance costs at the Woodville and Manistee plants.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

Consolidated gross margin (excluding freight and delivery revenues) was 23.6% for 2017 versus 23.8% for 2016.  The following presents a rollforward of the Company’s gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2016	$392,681
Aggregates product line:
Volume	9,815
Pricing	43,252
Cost increases, net	(47,382)
Change in aggregates product line gross profit	5,685
Vertically-integrated product lines	16,127
Magnesia Specialties	1,221
Corporate	5,446
Change in consolidated gross profit	28,479
Consolidated gross profit, six months ended June 30, 2017	$421,160

Gross profit (loss) by business is as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Aggregates	$252,765	$247,080
Cement	60,358	56,663
Ready Mixed Concrete	46,655	43,200
Asphalt and Paving	15,568	6,591
Total Building Materials Business	375,346	353,534
Magnesia Specialties	45,939	44,718
Corporate	(125)	(5,571)
Total	$421,160	$392,681

Consolidated SG&A expenses were 7.7% of net sales, up 50 basis points compared with the prior-year period, driven by higher incentive compensation, including share-based compensation and increased charitable support.

For the first six months, consolidated other operating income and expenses, net, was income of $8.8 million and $2.9 million in 2017 and 2016, respectively.  The increase in 2017 over 2016 reflects a $13.5 million gain on the sale of real estate and a $6.1 million expense related to the pending retirement of the Chief Financial Officer (CFO).  The vesting of the CFO’s shares of restricted stock awards, performance stock awards and stock options will continue on their original vesting schedules, which extend beyond the CFO’s retirement date.  Accordingly, the Company recognized all remaining expense related to the stock-based awards.

Consolidated other nonoperating income and expenses, net, for the six months ended June 30, 2017 was income of $6.0 million compared with income of $3.8 million in 2016, primarily driven by lower pension expense in 2017.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2017 was $229.6 million compared with $209.8 million for the same period in 2016.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in Thousands)
Depreciation	$128,543	$124,627
Depletion	8,290	7,293
Amortization	9,269	7,697
	$146,102	$139,617

The seasonal nature of the aggregates-led construction business impacts quarterly operating cash flow when compared with the full year. Full-year 2016 net cash provided by operating activities was $689.2 million compared with $209.8 million for the first six months of 2016.

During the six months ended June 30, 2017, the Company had capital spending of $216.1 million. Full-year capital spending is expected to approximate $450 million to $500 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company did not make any repurchases of common stock during the second quarter.  At June 30, 2017, 14,669,000 shares of common stock were remaining under the Company’s repurchase authorization.

On June 26, 2017, the Company announced a definitive agreement to acquire Bluegrass Materials Company (Bluegrass) for $1.625 billion in cash.  The purchase price will be increased dollar-for-dollar by any cash on hand held by Bluegrass and decreased by the amount of any outstanding debt of Bluegrass, each as of the closing of the transaction.  Bluegrass is the largest privately held, pure-play aggregates business in the United States and has a portfolio of 23 active sites with more than 125 years of strategically-located, high-quality reserves, in Georgia, South Carolina, Tennessee, Maryland and Kentucky.  These operations complement the Company’s existing southeastern footprint and provides a new growth platform within the southern portion of the Northeast Megaregion.  The transaction is expected to close in the fourth quarter of 2017, subject to regulatory approvals and other customary closing conditions.

On May 22, 2017, the Company issued $300 million aggregate principal amount of Floating Rate Senior Notes due in 2020 (the Floating Rate Notes) and $300 million principal amount of 3.450% Senior Notes due in 2027 (the 3.450% Senior Notes, and together with the Floating Rate Notes, the Senior Notes).  The Senior Notes are senior unsecured obligations of the Company.  The 3.450% Senior Notes may be redeemed in whole or in part prior to March 1, 2027 at a make-whole redemption price, or on or after March 1, 2027 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, in either case plus unpaid interest, if any, accrued thereon to, but excluding, the date of redemption.  The Floating Rate Notes may not be redeemed prior to their stated maturity date of May 22, 2020.  The Floating Rate Notes bear interest at a rate, reset quarterly, equal to the three-month LIBOR for U.S. dollars plus 0.65% (or 65 basis points).  If

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

a change of control repurchase event, as defined, occurs, the Company will be required to make an irrevocable offer to repurchase all or, at the election of each holder, any part of the outstanding Senior Notes at a repurchase price equal to 101% of their principal amount, plus unpaid interest, if any, accrued thereon to, but excluding, the date of repurchase, unless, in the case of the 3.450% Senior Notes, the Company has exercised its right to redeem such notes in full.

The $700 million Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

The Ratio is calculated as debt, including debt for which the Company is a co-borrower, divided by consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months.  Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation, depletion and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA.  Certain other nonrecurring items, if they occur, can affect the calculation of consolidated EBITDA.

At June 30, 2017, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 1.78 times and was calculated as follows:

July 1, 2016 to
June 30, 2017
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$442,952
Add back:
Interest expense	86,245
Income tax expense	174,954
Depreciation, depletion and amortization expense	288,163
Stock-based compensation expense	25,406
Deduct:
Interest income	(316)
Nonrecurring gain	(5,863)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,011,541
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at June 30, 2017	$1,800,190
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at June 30, 2017 for the trailing-twelve months EBITDA	1.78x

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.  Outstanding amounts on the Trade Receivable Facility have been classified as a current liability on the Company’s consolidated balance sheet.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future.  At June 30, 2017, the Company had $857.5 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on December 5, 2021 and the Trade Receivable Facility expires on September 27, 2017. Management intends to renew the Trade Receivable Facility beyond its expiration.

The 6.65% Senior Notes, due 2018, have been classified as a noncurrent liability as the Company has the intent and ability to refinance on a long-term basis before or at its maturity on April 15, 2018.

The Company may be required to obtain financing to fund certain strategic acquisitions, if any such opportunities arise, or to refinance outstanding debt. Any strategic acquisition of size for cash incremental to the pending Bluegrass acquisition would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Furthermore, the Company is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility and Trade Receivable Facility at June 30, 2017 and the obligations in respect of the Floating Rate Notes.  The Company is currently rated at an investment-grade level by all three credit rating agencies.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2016.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Company is encouraged by positive trends in the markets it serves and its ability to execute its strategic business plans.  Notably:

•

Public sector growth is expected to continue in 2017 as new monies flow into the system.  FAST Act projects should accelerate through the year, supported by ongoing activity funded through Transportation Infrastructure Finance and Innovation Act.  Additionally, state and local initiatives that support infrastructure funding, including gas tax increases and other ballot initiatives passed over the past 24 months, are expected to grow and continue to play an expanded role in public-sector activity.

•

Nonresidential construction is expected to modestly increase in both the heavy industrial and commercial sectors. The Dodge Momentum Index is at its highest level since 2009, signaling continued growth.  Additional energy-related economic activity, including follow-on public and private construction, will be mixed. While $61.5 billion of new energy-related projects are scheduled to start in 2017 and 2018, the certainty and timing of commencement will affect nonresidential growth.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

•

Residential construction is expected to continue growing, particularly in key Martin Marietta markets, driven by employment gains, historically low levels of construction activity over the previous years, low mortgage rates, higher lot development and higher multi-family rental rates.

OTHER MATTERS

If you are interested in Martin Marietta stock, management recommends that, at a minimum, you read the Company’s current annual report and Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (SEC) over the past year.  The Company’s recent proxy statement for the annual meeting of shareholders also contains important information.  These and other materials that have been filed with the SEC are accessible through the Company’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov.  You may also write or call the Company’s Corporate Secretary, who will provide copies of such reports.

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results.  Forward-looking statements give the investor the Company’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such as "anticipate," "expect," "should be," "believe," “will,” and other words of similar meaning in connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include the performance of the United States economy; widespread decline in aggregates pricing; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal and state transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado and Georgia; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a further slowdown in energy-related construction activity, particularly in Texas; a slowdown in residential construction recovery; a reduction in construction activity and related shipments due to a decline in funding under the domestic farm bill; unfavorable weather conditions, particularly Atlantic Ocean hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; transportation availability, notably the availability of railcars and locomotive power to move trains to supply the Company’s Texas, Florida, and Gulf Coast markets; increased transportation costs, including increases from higher passed-through energy and other costs to comply with tightening regulations as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; proper functioning of information technology and automated

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2017

(Continued)

operating systems to manage or support operations; inflation and its effect on both production and interest costs; ability to successfully integrate acquisitions quickly and in a cost-effective manner and achieve anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate;  violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; reduction of the Company’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Company’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Company, and may be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016, by writing to:

Martin Marietta

Attn: Corporate Secretary

2710 Wycliff Road

Raleigh, North Carolina 27607-3033

Additionally, Martin Marietta’s Annual Report, press releases and filings with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and 11-K, can generally be accessed via the Company’s website. Filings with the Securities and Exchange Commission accessed via the website are available through a link with the Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. Accordingly, access to such filings is available upon EDGAR placing the related document in its database. Investor relations contact information is as follows:

Telephone: (919) 510-4776

Website address: www.martinmarietta.com

Information included on the Company’s website is not incorporated into, or otherwise create a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Management has considered the current economic environment and its potential impact to the Company’s business. Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal and state budget and deficit issues. Further, delays or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near one percent during the six months ended June 30, 2017. The residential construction market accounted for 21% of the Company’s aggregates product line shipments in 2016.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results. Historically, the Company’s profitability increased during periods of rising interest rates.  In essence, the Company’s underlying business generally serves as a natural hedge to rising interest rates.

Variable-Rate Borrowing Facilities. At June 30, 2017, the Company had a $700 million Credit Agreement and a $300 million Trade Receivable Facility. The Company also has $300 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $440.0 million, which was the collective outstanding balance at June 30, 2017, would increase interest expense by $4.4 million on an annual basis.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the defined benefit pension plans only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2017 coal requirements.  A hypothetical 10% change in the Company’s energy prices in 2017 as compared with 2016, assuming constant volumes, would change 2017 energy expense by $23.1 million.

Commodity risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming net sales for the cement product line for full-year 2017 of $380 million to $400 million, a hypothetical 10% change in sales price would impact net sales by $38 million to $40 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

(Continued)

Item 4. Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	14,668,891
May 1, 2017 - May 31, 2017	—	$—	—	14,668,891
June 1, 2017 - June 30, 2017	—	$—	—	14,668,891

Reference is made to the press release dated February 10, 2015 for the December 31, 2014 fourth-quarter and full-year results and announcement of the share repurchase program. The Company’s Board of Directors authorized a maximum of 20 million shares to be repurchased under the program.  The program does not have an expiration date.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01	Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas

31.01	Certification dated August 1, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 1, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 1, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 1, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 1, 2017	By:	/s/ Anne H. Lloyd
Anne H. Lloyd
Executive Vice President and
Chief Financial Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2017

EXHIBIT INDEX

Exhibit No.	Document

10.01	Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas

31.01	Certification dated August 1, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 1, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 1, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 1, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase