Form 10-Q
period 2017-09-30
MARTIN MARIETTA MATERIALS INC
filed 2017-11-02
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2017
Common Stock, $0.01 par value	62,859,551

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2017	2016	2016
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$35,219	$50,038	$60,684
Accounts receivable, net	582,532	457,910	566,425
Inventories, net	576,429	521,624	508,199
Other current assets	83,809	56,813	56,217
Total Current Assets	1,277,989	1,086,385	1,191,525

Property, plant and equipment	6,375,813	6,115,530	6,013,084
Allowances for depreciation, depletion and amortization	(2,854,236)	(2,692,135)	(2,633,471)
Net property, plant and equipment	3,521,577	3,423,395	3,379,613
Goodwill	2,160,060	2,159,337	2,160,605
Operating permits, net	440,846	442,202	444,123
Other intangibles, net	63,740	69,110	70,927
Other noncurrent assets	102,573	120,476	126,408
Total Assets	$7,566,785	$7,300,905	$7,373,201

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$1,047	$—	$-
Accounts payable	163,597	178,598	192,738
Accrued salaries, benefits and payroll taxes	37,885	47,428	33,463
Pension and postretirement benefits	12,073	9,293	9,658
Accrued insurance and other taxes	70,323	60,093	67,822
Current maturities of long-term debt and short-term facilities	80,038	180,036	228,025
Accrued interest	28,082	16,837	23,060
Other current liabilities	75,458	54,303	50,143
Total Current Liabilities	468,503	546,588	604,909

Long-term debt	1,642,502	1,506,153	1,536,810
Pension, postretirement and postemployment benefits	230,212	248,086	200,152
Deferred income taxes, net	662,982	663,019	676,144
Other noncurrent liabilities	228,604	194,469	196,788
Total Liabilities	3,232,803	3,158,315	3,214,803

Equity:
Common stock, par value $0.01 per share	627	630	633
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,362,744	3,334,461	3,326,531
Accumulated other comprehensive loss	(122,928)	(130,687)	(104,511)
Retained earnings	1,090,778	935,574	932,679
Total Shareholders' Equity	4,331,221	4,139,978	4,155,332
Noncontrolling interests	2,761	2,612	3,066
Total Equity	4,333,982	4,142,590	4,158,398
Total Liabilities and Equity	$7,566,785	$7,300,905	$7,373,201

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)

Net Sales	$1,022,137	$1,038,344	$2,810,110	$2,687,740
Freight and delivery revenues	65,595	65,557	185,006	182,194
Total revenues	1,087,732	1,103,901	2,995,116	2,869,934

Cost of sales	730,459	745,037	2,097,272	2,001,752
Freight and delivery costs	65,595	65,557	185,006	182,194
Total cost of revenues	796,054	810,594	2,282,278	2,183,946

Gross Profit	291,678	293,307	712,838	685,988

Selling, general & administrative expenses	57,219	54,773	195,127	172,903
Acquisition-related expenses, net	1,314	306	3,319	853
Other operating expense (income), net	6,181	(4,441)	(2,575)	(7,309)
Earnings from Operations	226,964	242,669	516,967	519,541

Interest expense	23,141	20,568	68,037	60,896
Other nonoperating income, net	(479)	(8,246)	(6,434)	(12,016)
Earnings before taxes on income	204,302	230,347	455,364	470,661
Taxes on income	52,763	70,869	119,277	144,014
Consolidated net earnings	151,539	159,478	336,087	326,647
Less: Net (loss) earnings attributable to noncontrolling interests	(7)	(1)	(72)	121
Net Earnings Attributable to Martin Marietta Materials, Inc.	$151,546	$159,479	$336,159	$326,526

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$154,524	$161,036	$343,918	$327,637
Earnings (Loss) attributable to noncontrolling interests	1	19	(62)	173
	$154,525	$161,055	$343,856	$327,810
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$2.40	$2.50	$5.33	$5.10
Diluted attributable to common shareholders	$2.39	$2.49	$5.30	$5.08

Weighted-Average Common Shares Outstanding:
Basic	62,896	63,452	62,940	63,713
Diluted	63,158	63,723	63,218	63,967

Cash Dividends Per Common Share	$0.44	$0.42	$1.28	$1.22

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$336,087	$326,647
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	221,418	211,997
Stock-based compensation expense	23,698	17,167
(Gain) Loss on divestitures and sales of assets	(17,970)	158
Deferred income taxes	6,543	59,834
Other items, net	(9,618)	(17,797)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(124,622)	(133,848)
Inventories, net	(54,804)	(33,956)
Accounts payable	3,182	12,422
Other assets and liabilities, net	34,484	(20,911)
Net Cash Provided by Operating Activities	418,398	421,713

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(308,745)	(285,481)
Acquisitions, net	(7,200)	(178,689)
Cash received in acquisition	—	4,246
Proceeds from divestitures and sales of assets	33,138	5,216
Payment of railcar construction advances	(42,954)	(37,370)
Reimbursement of railcar construction advances	40,930	37,370
Net Cash Used for Investing Activities	(284,831)	(454,708)

Cash Flows from Financing Activities:
Borrowings of debt	1,011,244	360,000
Repayments of debt	(975,035)	(168,267)
Payments on capital lease obligations	(2,708)	(2,463)
Debt issuance costs	(1,989)	(213)
Change in bank overdraft	1,047	(10,235)
Contributions by owners of noncontrolling interest	211	—
Dividends paid	(80,961)	(78,295)
Proceeds from exercise of stock options	10,017	21,876
Shares withheld for employees' income tax obligations	(10,213)	(7,133)
Repurchases of common stock	(99,999)	(190,000)
Net Cash Used for Financing Activities	(148,386)	(74,730)
Net Decrease in Cash and Cash Equivalents	(14,819)	(107,725)
Cash and Cash Equivalents, beginning of period	50,038	168,409
Cash and Cash Equivalents, end of period	$35,219	$60,684

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	63,176	$630	$3,334,461	$(130,687)	$935,574	$4,139,978	$2,612	$4,142,590
Consolidated net earnings (loss)	—	—	—	—	336,159	336,159	(72)	336,087
Other comprehensive earnings, net of tax	—	—	—	7,759	—	7,759	10	7,769
Dividends declared	—	—	—	—	(80,961)	(80,961)	—	(80,961)
Issuances of common stock for stock award plans	141	2	4,585	—	—	4,587	—	4,587
Repurchases of common stock	(458)	(5)	—	—	(99,994)	(99,999)	—	(99,999)
Stock-based compensation expense	—	—	23,698	—	—	23,698	—	23,698
Contributions by owners of noncontrolling interest	—	—	—	—	—	—	211	211
Balance at September 30, 2017	62,859	$627	$3,362,744	$(122,928)	$1,090,778	$4,331,221	$2,761	$4,333,982

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is engaged principally in the building materials business, including aggregates, cement, ready mixed concrete and asphalt and paving product lines, collectively reported as the Building Materials business. The aggregates product line is sold and shipped from a network of more than 270 quarries and distribution facilities in 26 states, Nova Scotia and the Bahamas. The cement, ready mixed concrete and asphalt and paving product lines are located in strategic, vertically integrated markets, predominantly Texas and Colorado.  Building materials are used for construction of highways and other infrastructure projects, and in the nonresidential and residential construction industries. Aggregates and cement products are also used in the railroad, agricultural, utility and environmental industries.

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

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the adoption of two new accounting pronouncements described below, the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three- and nine-months ended September 30, 2017 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies certain aspects of accounting guidance and requirements for share-based transactions.  ASU 2016-09 requires shares withheld for employees’ income tax obligations to be presented as a financing activity in the statement of cash flows, with retrospective presentation.  For the nine-months ended September 30, 2016, the Company reclassified a use of $2,635,000 from operating activities to financing activities on the statement of cash flows.  Additionally, excess tax benefits from stock-based compensation transactions are presented as an operating activity with retrospective presentation.  The Company previously presented excess tax benefits from stock-based compensation transactions as a financing activity and, for the nine-months ended September 30, 2016, reclassified a source of $5,010,000 to operating activities on the statement of cash flows.  ASU 2016-09 also requires excess tax benefits and tax deficiencies to be recognized prospectively as income tax benefits or expense in the period awards vest or are exercised.  For the three- and nine-months ended September 30, 2017, the Company recognized excess tax benefits of $854,000 and $6,113,000, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

New Accounting Pronouncements

Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which revises the financial statement presentation for periodic pension and postretirement expense or credit, other than service cost.  ASU 2017-07 requires net periodic benefit cost or credit, with the exception of service cost, to be presented retrospectively as nonoperating expense.  As permitted by ASU 2017-07, the Company used the pension and other postretirement benefit plan disclosures for the comparative prior periods as a practical expedient to estimate amounts for retrospective application.  Service cost will remain a component of earnings from operations and represent the only cost of pension and postretirement expense eligible for capitalization, notably in the Company’s inventory standards. The Company early adopted this standard effective January 1, 2017.  For the three-months ended September 30, 2016, the Company reclassified $739,000 and $1,575,000 from cost of sales and selling, general and administrative expenses, respectively, to nonoperating expense.  For the nine-months ended September 30, 2016, the Company reclassified $2,084,000, $4,815,000 and $774,000 from cost of sales; selling, general and administrative expenses; and other operating income and expenses, respectively, to nonoperating expense.

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

Lease Standard

In February 2016, the FASB issued a new accounting standard, Accounting Codification Standard 842 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019 and must be applied on a modified retrospective approach.  The Company is currently assessing the impact of the new standard on the Company’s financial statements. The Company believes the new standard will have a material effect on its balance sheet but has not quantified the impact at this time.

Reclassifications

Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable segments and for the adoption of the two aforementioned accounting pronouncements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$151,546	$159,479	$336,159	$326,526
Other comprehensive earnings, net of tax	2,978	1,557	7,759	1,111
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$154,524	$161,036	$343,918	$327,637

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net (loss) earnings attributable to noncontrolling interests	$(7)	$(1)	$(72)	$121
Other comprehensive earnings, net of tax	8	20	10	52
Comprehensive earnings (loss) attributable to noncontrolling interests	$1	$19	$(62)	$173

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three-Months Ended September 30, 2017
Balance at beginning of period	$(124,553)	$(636)	$(717)	$(125,906)
Other comprehensive earnings before reclassifications, net of tax	—	838	—	838
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,918	—	222	2,140
Other comprehensive earnings, net of tax	1,918	838	222	2,978
Balance at end of period	$(122,635)	$202	$(495)	$(122,928)

	Three-Months Ended September 30, 2016
Balance at beginning of period	$(104,114)	$(381)	$(1,573)	$(106,068)
Other comprehensive loss before reclassifications, net of tax	—	(198)	—	(198)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,547	—	208	1,755
Other comprehensive earnings (loss), net of tax	1,547	(198)	208	1,557
Balance at end of period	$(102,567)	$(579)	$(1,365)	$(104,511)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Nine-Months Ended September 30, 2017
Balance at beginning of period	$(128,373)	$(1,162)	$(1,152)	$(130,687)
Other comprehensive earnings before reclassifications, net of tax	—	1,364	—	1,364
Amounts reclassified from accumulated other comprehensive earnings, net of tax	5,738	—	657	6,395
Other comprehensive earnings, net of tax	5,738	1,364	657	7,759
Balance at end of period	$(122,635)	$202	$(495)	$(122,928)

	Nine-Months Ended September 30, 2016
Balance at beginning of period	$(103,380)	$(264)	$(1,978)	$(105,622)
Other comprehensive loss before reclassifications, net of tax	(3,830)	(315)	—	(4,145)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	4,643	—	613	5,256
Other comprehensive earnings (loss), net of tax	813	(315)	613	1,111
Balance at end of period	$(102,567)	$(579)	$(1,365)	$(104,511)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three-Months Ended September 30, 2017
Balance at beginning of period	$79,675	$464	$80,139
Tax effect of other comprehensive earnings	(1,193)	(147)	(1,340)
Balance at end of period	$78,482	$317	$78,799

	Three-Months Ended September 30, 2016
Balance at beginning of period	$66,931	$1,023	$67,954
Tax effect of other comprehensive earnings	(986)	(136)	(1,122)
Balance at end of period	$65,945	$887	$66,832

	Nine-Months Ended September 30, 2017
Balance at beginning of period	$82,044	$749	$82,793
Tax effect of other comprehensive earnings	(3,562)	(432)	(3,994)
Balance at end of period	$78,482	$317	$78,799

	Nine-Months Ended September 30, 2016
Balance at beginning of period	$66,467	$1,290	$67,757
Tax effect of other comprehensive earnings	(522)	(403)	(925)
Balance at end of period	$65,945	$887	$66,832

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three-Months Ended		Nine-Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings and
	2017	2016	2017	2016	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement charge	$—	$—	$—	$59
Amortization of:
Prior service credit	(402)	(404)	(1,070)	(1,209)
Actuarial loss	3,513	2,893	10,370	8,681
	3,111	2,489	9,300	7,531	Other nonoperating income, net
Tax benefit	(1,193)	(942)	(3,562)	(2,888)	Taxes on income
	$1,918	$1,547	$5,738	$4,643

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$369	$344	$1,089	$1,016	Interest expense
Tax benefit	(147)	(136)	(432)	(403)	Taxes on income
	$222	$208	$657	$613

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three- and nine-months ended September 30, 2017 and 2016, the diluted per-share computations reflect a change in the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$151,546	$159,479	$336,159	$326,526
Less: Distributed and undistributed earnings attributable to unvested awards	399	637	1,000	1,388
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$151,147	$158,842	$335,159	$325,138

Basic weighted-average common shares outstanding	62,896	63,452	62,940	63,713
Effect of dilutive employee and director awards	262	271	278	254
Diluted weighted-average common shares outstanding	63,158	63,723	63,218	63,967

2.	Goodwill
	(In Thousands)
	Mid-America	Southeast	West
	Group	Group	Group	Total
Balance at January 1, 2017	$281,403	$50,346	$1,827,588	$2,159,337
Adjustments to purchase price allocations	—	—	723	723
Balance at September 30, 2017	$281,403	$50,346	$1,828,311	$2,160,060

The prior-year information has been reclassified to conform to the presentation of the Company’s current reportable segments.

3.	Inventories, Net

	September 30,	December 31,	September 30,
	2017	2016	2016
	(Dollars in Thousands)
Finished products	$526,404	$479,291	$462,698
Products in process and raw materials	62,449	61,171	61,137
Supplies and expendable parts	126,918	116,024	114,872
	715,771	656,486	638,707
Less: Allowances	(139,342)	(134,862)	(130,508)
Total	$576,429	$521,624	$508,199

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	September 30,	December 31,	September 30,
	2017	2016	2016
	(Dollars in Thousands)
6.60% Senior Notes, due 2018	$299,774	$299,483	$299,388
7% Debentures, due 2025	124,157	124,090	124,068
6.25% Senior Notes, due 2037	228,018	227,975	227,961
4.25% Senior Notes, due 2024	395,673	395,252	395,115
3.450% Senior Notes, due 2027	296,551	—	—
Floating Rate Notes, due 2020, interest rate of 1.96% at September 30, 2017	298,046	—	—
Floating Rate Notes, due 2017, interest rate of 2.10% and 1.94% at December 31, 2016 and September 30, 2016, respectively	—	299,033	298,750
Term Loan Facility, due 2018, interest rate of 1.90% at September 30, 2016	—	—	209,096
Revolving Facility, due 2021, interest rate of 1.86% at December 31, 2016	—	160,000	—
Trade Receivable Facility, interest rate of 1.96%, 1.34% and 1.22% at September 30, 2017, December 31, 2016 and September 30, 2016, respectively	80,000	180,000	210,000
Other notes	321	356	457
Total debt	1,722,540	1,686,189	1,764,835
Less: Current maturities of long-term debt and short-term facilities	(80,038)	(180,036)	(228,025)
Long-term debt	$1,642,502	$1,506,153	$1,536,810

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

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Company, through a wholly-owned special-purpose subsidiary, has a $300,000,000 trade receivable securitization facility (the Trade Receivable Facility).  On September 27, 2017, the Company extended the maturity of the Trade Receivable Facility to September 26, 2018.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $402,754,000, $333,302,000 and $420,044,000 at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month LIBOR plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has a $700,000,000 five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at September 30, 2017.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. The Company had $1,962,900 of outstanding letters of credit issued under the Revolving Facility at September 30, 2017 and $2,507,000 at December 31, 2016 and September 30, 2016.

Current maturities of long-term debt and short-term facilities consist of borrowings under the Trade Receivable Facility as well as the current portions of the other notes. The 6.60% Senior Notes, due 2018, have been classified as a noncurrent liability as the Company has the intent and ability to refinance on a long-term basis before or at its maturity on April 15, 2018.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three- and nine-months ended September 30, 2017, the Company recognized $369,000 and $1,089,000, respectively, as additional interest expense. For the three- and nine-months ended September 30, 2016, the Company recognized $344,000 and $1,016,000, respectively, as additional interest expense. The ongoing amortization of the terminated value of the forward starting interest rate swap agreements will increase interest expense by approximately $350,000 in the fourth quarter of 2017 and $460,000 during the first four months of 2018 until the related notes mature.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

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

The carrying values and fair values of the Company’s long-term debt were $1,722,540,000 and $1,830,750,000, respectively, at September 30, 2017; $1,686,189,000 and $1,752,338,000, respectively, at December 31, 2016; and $1,764,835,000 and $1,876,802,000, respectively, at September 30, 2016. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

6.	Income Taxes

The Company’s effective income tax rate for the nine-months ended September 30, 2017 was 26.2%.  The effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves and the domestic production deduction.  For the nine-months ended September 30, 2017, as a result of the adoption of ASU 2016-09 (see Note 1), the effective income tax rate reflects the excess tax benefit related to the vesting and exercise of stock-based compensation awards, which are treated as discrete events, and had a favorable impact of 130 basis points on the tax rate. As previously stated in Note 1, this requirement of ASU 2016-09 is prospective and therefore, the prior-year effective income tax rate of 30.6% is not comparable.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three-Months Ended September 30,
	Pension		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in Thousands)
Service cost	$7,457	$5,542	$20	$22
Interest cost	9,729	8,970	182	216
Expected return on assets	(10,691)	(9,425)	—	—
Amortization of:
Prior service cost (credit)	34	87	(436)	(491)
Actuarial loss (gain)	3,604	3,018	(91)	(125)
Net periodic benefit cost (credit)	$10,133	$8,192	$(325)	$(378)

	Nine-Months Ended September 30,
	Pension		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in Thousands)
Service cost	$20,060	$16,624	$60	$65
Interest cost	27,074	26,908	547	648
Expected return on assets	(29,818)	(28,272)	—	—
Amortization of:
Prior service cost (credit)	237	262	(1,307)	(1,471)
Actuarial loss (gain)	10,643	9,055	(273)	(374)
Settlement charge	—	59	—	—
Special termination benefit	—	764	—	(8)
Net periodic benefit cost (credit)	$28,196	$25,400	$(973)	$(1,140)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

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

In addition, the Company has a $6,000,000 interest-only loan, due December 31, 2019, outstanding from this unconsolidated affiliate as of September 30, 2017, December 31, 2016 and September 30, 2016.  The interest rate is one-month LIBOR plus 1.75%.

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

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments (continued)

Effective with a management change previously discussed in Note 1, the cement product line is reported in the West Group.  Prior-year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments and for the adoption of ASU 2017-07.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$308,472	$297,275	$788,390	$762,297
Southeast Group	94,843	83,814	277,474	243,086
West Group	620,512	657,663	1,726,742	1,671,596
Total Building Materials Business	1,023,827	1,038,752	2,792,606	2,676,979
Magnesia Specialties	63,905	65,149	202,510	192,955
Total	$1,087,732	$1,103,901	$2,995,116	$2,869,934

Net sales:
Mid-America Group	$287,078	$275,791	$734,258	$708,151
Southeast Group	91,407	80,044	266,556	230,005
West Group	585,126	622,265	1,622,954	1,570,969
Total Building Materials Business	963,611	978,100	2,623,768	2,509,125
Magnesia Specialties	58,526	60,244	186,342	178,615
Total	$1,022,137	$1,038,344	$2,810,110	$2,687,740

Earnings (Loss) from operations:
Mid-America Group	$106,235	$92,170	$204,939	$187,656
Southeast Group	17,882	11,938	42,331	30,579
West Group	96,522	134,559	270,246	299,722
Total Building Materials Business	220,639	238,667	517,516	517,957
Magnesia Specialties	17,590	20,432	58,589	60,319
Corporate	(11,265)	(16,430)	(59,138)	(58,735)
Total	$226,964	$242,669	$516,967	$519,541

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

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

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Total revenues:
Aggregates	$647,121	$637,995	$1,776,292	$1,715,457
Cement	91,884	97,287	290,513	287,944
Ready Mixed Concrete	240,456	264,050	705,128	666,506
Asphalt and Paving	150,375	151,141	291,844	253,937
Less: Interproduct Revenues	(106,009)	(111,721)	(271,171)	(246,865)
Total Building Materials Business	1,023,827	1,038,752	2,792,606	2,676,979
Magnesia Specialties	63,905	65,149	202,510	192,955
Total	$1,087,732	$1,103,901	$2,995,116	$2,869,934

Net sales:
Aggregates	$591,195	$581,536	$1,620,962	$1,559,688
Cement	88,615	94,744	281,315	279,045
Ready Mixed Concrete	240,216	263,747	704,491	665,546
Asphalt and Paving	149,594	149,794	288,171	251,712
Less: Interproduct Sales	(106,009)	(111,721)	(271,171)	(246,866)
Total Building Materials Business	963,611	978,100	2,623,768	2,509,125
Magnesia Specialties	58,526	60,244	186,342	178,615
Total	$1,022,137	$1,038,344	$2,810,110	$2,687,740

Gross profit (loss):
Aggregates	$187,947	$173,891	$440,711	$420,972
Cement	27,604	36,871	87,962	93,535
Ready Mixed Concrete	23,907	32,787	70,562	75,987
Asphalt and Paving	28,864	30,247	44,433	36,838
Total Building Materials Business	268,322	273,796	643,668	627,332
Magnesia Specialties	19,910	22,845	65,849	67,564
Corporate	3,446	(3,334)	3,321	(8,908)
Total	$291,678	$293,307	$712,838	$685,988

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Other Operating Expense (Income), Net

Other operating expense (income), net, for the three-months ended September 30, 2017 reflects a gain on asset retirement obligations offset by a $12,425,000 of nonrecurring repair costs related to certain of the Company’s leased railcars. For the nine-months ended September 30, 2017, other operating expense (income), net, reflects a $13,500,000 gain on the sale of real estate and approximately $7,500,000 of expense, including both cash and stock-based compensation components, related to the retirement of Anne Lloyd, Chief Financial Officer.  The vesting of Ms. Lloyd’s shares of restricted stock awards, performance stock awards and stock options will continue on their original vesting schedules, which extend beyond Ms. Lloyd's retirement date.  Accordingly, the Company recognized all remaining expense related to the stock-based awards.

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Other current and noncurrent assets	$(29,342)	$(3,997)
Accrued salaries, benefits and payroll taxes	(6,234)	413
Accrued insurance and other taxes	10,230	5,041
Accrued income taxes	16,393	693
Accrued pension, postretirement and postemployment benefits	(5,807)	(21,624)
Other current and noncurrent liabilities	49,244	(1,437)
	$34,484	$(20,911)

Noncash investing and financing activities are as follows:

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$20,339	$24,453
Acquisition of assets through capital lease	$196	$998
Settlement of royalty obligation via asset sale	$900	$—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information (continued)

Supplemental disclosures of cash flow information are as follows:

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Cash paid for interest	$49,564	$48,813
Cash paid for income taxes	$96,643	$81,589

12.	Business Combinations

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

13.	Pending Acquisition of Bluegrass Materials

On June 26, 2017, the Company announced a definitive agreement to acquire Bluegrass Materials Company (Bluegrass) for $1,625,000,000 in cash.  The Company will not acquire any of Bluegrass’ cash and cash equivalents nor will it assume any of Bluegrass’ outstanding debt.  Bluegrass is the largest privately held, pure-play aggregates business in the United States and has a portfolio of 23 active sites with more than 125 years of strategically-located, high-quality reserves, in Georgia, South Carolina, Tennessee, Maryland and Kentucky.  These operations complement the Company’s existing southeastern footprint and provides a new growth platform within the southern portion of the Northeast Megaregion.  The Company and Bluegrass are continuing to work closely and cooperatively with the Department of Justice in its review of the proposed transaction. The parties currently anticipate that the proposed acquisition will be completed in the first half of 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a leading supplier of building materials, including aggregates, cement, ready mixed concrete and asphalt and paving (collectively herein referred to as the Building Materials business).  The aggregates product line is sold and shipped from a network of more than 270 quarries and distribution facilities in 26 states, Nova Scotia and the Bahamas.  The cement, ready mixed concrete and asphalt and paving product lines are located in strategic, vertically-integrated markets, predominantly Texas and Colorado.  The Company’s annual consolidated net sales and earnings from operations are predominantly derived from its Building Materials business which sells to all sectors of public infrastructure, environmental industries, nonresidential and residential construction industries, as well as agriculture, railroad ballast, chemical, utility and other uses.  The Building Materials business’ products are used primarily by commercial customers principally in domestic construction of highways and other infrastructure projects and for nonresidential and residential building development.

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

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes to the Company’s critical accounting policies during the nine-months ended September 30, 2017.

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall.  Thus, production and shipment levels vary by quarter.  Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize shipments, production and profitability in all markets served by the Company.  Because of the potentially significant impact of weather on the Company’s operations, current period and year-to-date results are not indicative of expected performance for other interim periods or the full year.

All references to gross margin are calculated as a percentage of total revenues.

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

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$151,546	$159,479	$336,159	$326,526
Add back:
Interest expense	23,141	20,568	68,037	60,896
Income tax expense for controlling interests	52,744	70,850	119,247	143,923
Depreciation, depletion and amortization expense	74,531	71,899	218,531	210,553
Consolidated EBITDA	$301,962	$322,796	$741,974	$741,898

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

Significant items for the quarter ended September 30, 2017 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated net sales of $1.02 billion compared with $1.04 billion
♦	Building Materials business net sales of $963.6 million compared with $978.1 million and Magnesia Specialties net sales of $58.5 million compared with $60.2 million
♦	Consolidated total revenues of $1.09 billion compared with $1.10 billion
♦	Consolidated gross profit of $291.7 million compared with $293.3 million
♦	Consolidated earnings from operations of $227.0 million compared with $242.7 million
♦	Net earnings attributable to Martin Marietta of $151.5 million compared with $159.5 million
♦	EBITDA of $302.0 million compared with $322.8 million
♦	Earnings per diluted share of $2.39 compared with $2.49

The following table presents total revenues, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments for the three-months ended September 30, 2017 and 2016. In each case, the data is stated as a percentage of total revenues of the Company or the relevant segment, as the case may be.  Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable segments and for the adoption of the accounting pronouncement discussed in Note 1 of the consolidated financial statements.

	Three-Months Ended September 30,
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business
Mid-America Group	$308,472		$297,275
Southeast Group	94,843		83,814
West Group	620,512		657,663
Total Building Materials Business	1,023,827		1,038,752
Magnesia Specialties	63,905		65,149
Total	$1,087,732		$1,103,901

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

	Three-Months Ended September 30,
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Mid-America Group	$117,957	38.2	$103,801	34.9
Southeast Group	18,371	19.4	15,950	19.0
West Group	131,994	21.3	154,045	23.4
Total Building Materials Business	268,322	26.2	273,796	26.4
Magnesia Specialties	19,910	31.2	22,845	35.1
Corporate	3,446		(3,334)
Total	$291,678	26.8	$293,307	26.6

Selling, general & administrative expenses:
Building Materials Business
Mid-America Group	$12,671	4.1	$12,817	4.3
Southeast Group	4,097	4.3	4,274	5.1
West Group	24,716	4.0	22,459	3.4
Total Building Materials Business	41,484	4.1	39,550	3.8
Magnesia Specialties	2,329	3.6	2,387	3.7
Corporate	13,406		12,836
Total	$57,219	5.3	$54,773	5.0

Earnings (Loss) from operations:
Building Materials Business
Mid-America Group	$106,235	34.4	$92,170	31.0
Southeast Group	17,882	18.9	11,938	14.2
West Group	96,522	15.6	134,559	20.5
Total Building Materials Business	220,639	21.6	238,667	23.0
Magnesia Specialties	17,590	27.5	20,432	31.4
Corporate	(11,265)		(16,430)
Total	$226,964	20.9	$242,669	22.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

Building Materials Business

Net sales by product line for the Building Materials business are as follows:

	Three-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Total revenues:
Aggregates	$647,121	$637,995
Cement	91,884	97,287
Ready Mixed Concrete	240,456	264,050
Asphalt and Paving	150,375	151,141
Less: Interproduct revenues	(106,009)	(111,721)
Total Building Materials Business	$1,023,827	$1,038,752

Net sales:
Aggregates	$591,195	$581,536
Cement	88,615	94,744
Ready Mixed Concrete	240,216	263,747
Asphalt and Paving	149,594	149,794
Less: Interproduct sales	(106,009)	(111,721)
Total Building Materials Business	$963,611	$978,100

The following tables present volume and pricing variance data and shipments data for the aggregates product line by segment.

	Three-Months Ended
	September 30, 2017
	Volume	Pricing
Volume/Pricing Variance (1)
Mid-America Group	(2.0)%	6.2%
Southeast Group	4.7%	9.6%
West Group	(6.8)%	1.1%
Aggregates Product Line	(3.2)%	5.1%
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

	Three-Months Ended
	September 30,
	2017	2016
	(Tons in Thousands)
Shipments
Mid-America Group	21,371	21,818
Southeast Group	5,349	5,109
West Group	17,085	18,331
Aggregates Product Line	43,805	45,258

The following table presents shipments data for the Building Materials business by product line.

	Three-Months Ended
	September 30,
	2017	2016
Shipments
Aggregates Product Line (in thousands):
Tons to external customers	40,787	41,947
Internal tons used in other product lines	3,018	3,311
Total aggregates tons	43,805	45,258

Cement (in thousands):
Tons to external customers	523	574
Internal tons used in ready mixed concrete	294	331
Total cement tons	817	905

Ready Mixed Concrete (in thousands of cubic yards)	2,160	2,486

Asphalt (in thousands):
Tons to external customers	385	412
Internal tons used in paving business	829	948
Total asphalt tons	1,214	1,360

The volume declines are attributable to near-record precipitation, even before disruptions from hurricane activity in the Gulf of Mexico and the Atlantic Ocean, coupled with on-going project delays, customer- and Department of Transportation-related labor constraints and government uncertainty. Particularly for Texas, third quarter 2017 marked the fourth wettest quarter out of the last 123 years.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

The infrastructure market comprised 42% of third quarter aggregates product line volumes, which remains below the Company’s most recent five-year average.  Continued underinvestment in the nation’s infrastructure, coupled with marginal infrastructure construction activity from the Fixing America’s Surface Transportation Act (FAST Act) and ongoing project delays, resulted in declining infrastructure shipments.

The nonresidential market represented 32% of aggregates product line shipments and overall nonresidential shipments were relatively flat for the third quarter. Volumes were driven primarily by office, retail and warehouse projects along interstate corridors as the Company awaits the start of the next round of major energy-sector construction projects along the Gulf of Mexico.  The Mid-America and Southeast Groups reported strong industrial construction growth.  Consistent with management’s expectations, the West Group reported a decline in nonresidential shipments due to the completion of several large energy-related projects in 2016 that were not immediately replaced in 2017.  Management expects the next wave of these projects to bid in 2018.

The residential market accounted for 19% of third quarter aggregates product line shipments, which increased 4%, driven by continued strength in housing across the Company’s geographic footprint, particularly in the southeastern United States. Texas, Florida, North Carolina, Georgia, South Carolina and Colorado, key geographies for the Building Materials business, comprised six of the top ten states for growth in single-family housing starts as of September 2017.

The ChemRock/Rail market accounted for the remaining 7% of aggregates product line volumes and declined versus the prior-year quarter.

The average selling price by product line for the Building Materials business is as follows:

	Three-Months Ended
	September 30,
	2017	2016	% Change
Aggregates (per ton)	$13.40	$12.75	5.1%
Cement (per ton)	$107.11	$103.08	3.9%
Ready Mixed Concrete (per cubic yard)	$109.22	$104.16	4.9%
Asphalt (per ton)	$44.73	$40.01	11.8%

Average selling prices improved across all product lines and geographies despite lower shipment volumes.  The aggregates product line average selling price improvement was led by a 9.6% increase in the Southeast Group. The Mid-America Group and West Group reported increases of 6.2% and 1.1%, respectively. The cement product line generated pricing growth of 3.9%, driven by ongoing construction activity in the Dallas/Fort Worth area.

Magnesia Specialties Business

Magnesia Specialties reported third-quarter net sales of $58.5 million compared with $60.2 million, reflecting inventory adjustments by several large chemical customers due to their unplanned downtime.  Total revenues were $63.9 million compared with $65.1 million in the prior-year quarter.  Gross profit for the third quarter was $19.9 million compared with $22.8 million and earnings from operations were $17.6 million compared with $20.4 million.  Timing of kiln outages coupled with higher energy and maintenance costs led to the lower gross profit and earnings from operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter-ended September 30, 2016	$293,307
Aggregates product line:
Volume	(19,638)
Pricing	29,339
Cost decreases, net	4,355
Change in aggregates product line gross profit	14,056
Vertically-integrated product lines	(19,530)
Magnesia Specialties	(2,935)
Corporate	6,780
Change in consolidated gross profit	(1,629)
Consolidated gross profit, quarter-ended September 30, 2017	$291,678

Gross profit (loss) by business is as follows:

	Three-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Aggregates	$187,947	$173,891
Cement	27,604	36,871
Ready Mixed Concrete	23,907	32,787
Asphalt and Paving	28,864	30,247
Total Building Materials Business	268,322	273,796
Magnesia Specialties	19,910	22,845
Corporate	3,446	(3,334)
Total	$291,678	$293,307

Cement kiln maintenance costs were $1.6 million for the quarter compared with $1.8 million for the prior-year quarter.  Consolidated gross margin for the quarter was up 20 basis points compared with the prior-year quarter.

Consolidated Operating Results

Consolidated SG&A was 5.3% of total revenues compared with 5.0% in the prior-year quarter. The increase of 30 basis points reflects the negative impact of weather and project delays on total revenues.  Earnings from operations for the quarter were $227.0 million compared with $242.7 million in 2016.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating income and expenses, net, was an expense of $6.2 million in 2017 and income of $4.4 million in 2016.  The expense compared with the prior-year quarter income is primarily attributable to $12.4 million of nonrecurring repair costs related to certain of the Company’s leased railcars.

Other nonoperating income and expenses, net, includes pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; interest; equity adjustments for nonconsolidated affiliates and other miscellaneous income.  For the third quarter, nonoperating income and expenses, net, was income of $0.5 million and $8.2 million in 2017 and 2016, respectively.  Nonoperating income, net, for 2016 reflects a $5.9 million net gain recognized on the purchase of the remaining interest in a joint venture.

Significant items for the nine-months ended September 30, 2017 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated net sales of $2.81 billion increased 4.6% compared with $2.69 billion
♦

Building Materials business net sales of $2.62 billion compared with $2.51 billion, an increase of 4.6%, and Magnesia Specialties net sales of $186.3 million compared with $178.6 million, an increase of 4.3%

♦	Consolidated total revenues of $2.81 billion compared with $2.69 billion, an increase of 4.6%
♦	Consolidated gross profit of $712.8 million compared with $686.0 million, an increase of 3.9%
♦	Net earnings attributable to Martin Marietta of $336.2 million compared with $326.5 million, an increase of 3.0%
♦	EBITDA of $742.0 million compared with $741.9 million
♦	Earnings per diluted share of $5.30 compared with $5.08, an increase of 4.3%

The following table presents total revenues, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments for the nine-months ended September 30, 2017 and 2016. In each case, the data is stated as a percentage of total revenues of the Company or the relevant segment, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

	Nine-Months Ended September 30,
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business
Mid-America Group	$788,390		$762,297
Southeast Group	277,474		243,086
West Group	1,726,742		1,671,596
Total Building Materials Business	2,792,606		2,676,979
Magnesia Specialties	202,510		192,955
Total	$2,995,116		$2,869,934

Gross profit (loss):
Building Materials Business
Mid-America Group	$242,778	30.8	$224,194	29.4
Southeast Group	51,623	18.6	41,911	17.2
West Group	349,267	20.2	361,227	21.6
Total Building Materials Business	643,668	23.0	627,332	23.4
Magnesia Specialties	65,849	32.5	67,564	35.0
Corporate	3,321		(8,908)
Total	$712,838	23.8	$685,988	23.9

Selling, general & administrative expenses:
Building Materials Business
Mid-America Group	$39,934	5.1	$39,217	5.1
Southeast Group	12,896	4.6	12,666	5.2
West Group	75,665	4.4	69,007	4.1
Total Building Materials Business	128,495	4.6	120,890	4.5
Magnesia Specialties	7,146	3.5	7,146	3.7
Corporate	59,486		44,867
Total	$195,127	6.5	$172,903	6.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

	Nine-Months Ended September 30,
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Earnings (Loss) from operations:
Building Materials Business
Mid-America Group	$204,939	26.0	$187,656	24.6
Southeast Group	42,331	15.3	30,579	12.6
West Group	270,246	15.7	299,722	17.9
Total Building Materials Business	517,516	18.5	517,957	19.3
Magnesia Specialties	58,589	28.9	60,319	31.3
Corporate	(59,138)		(58,735)
Total	$516,967	17.3	$519,541	18.1

Net sales by product line for the Building Materials business are as follows:

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Total revenues:
Aggregates	$1,776,292	$1,715,457
Cement	290,513	287,944
Ready Mixed Concrete	705,128	666,506
Asphalt and Paving	291,844	253,937
Less: Interproduct revenues	(271,171)	(246,865)
Total Building Materials Business	$2,792,606	$2,676,979

Net sales:
Aggregates	$1,620,962	$1,559,688
Cement	281,315	279,045
Ready Mixed Concrete	704,491	665,546
Asphalt and Paving	288,171	251,712
Less: Interproduct sales	(271,171)	(246,866)
Total Building Materials Business	$2,623,768	$2,509,125

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Nine-Months Ended
	September 30, 2017
	Volume	Pricing
Volume/Pricing Variance (1)
Mid-America Group	(0.5)%	4.3%
Southeast Group	5.3%	10.2%
West Group	(2.4)%	2.3%
Aggregates Product Line	(0.6)%	4.7%
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

	Nine-Months Ended
	September 30,
	2017	2016
	(Tons in Thousands)
Shipments
Mid-America Group	54,624	54,872
Southeast Group	15,579	14,802
West Group	49,637	50,845
Aggregates Product Line	119,840	120,519

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

Unit shipments by product line for the Company is as follows:

	Nine-Months Ended
	September 30,
	2017	2016
Shipments
Aggregates Product Line (in thousands):
Tons to external customers	111,617	112,602
Internal tons used in other product lines	8,223	7,917
Total aggregates tons	119,840	120,519
		-
Cement (in thousands):
Tons to external customers	1,749	1,837
Internal tons used in ready mixed concrete	895	879
Total cement tons	2,644	2,716

Ready Mixed Concrete (in thousands of cubic yards)	6,442	6,269

Asphalt (in thousands):
Tons to external customers	863	755
Internal tons used in paving business	1,615	1,597
Total asphalt tons	2,478	2,352

Average selling prices by product line for the Company were as follows:

	Nine-Months Ended
	September 30,
	2017	2016	% Change
Aggregates (per ton)	$13.43	$12.83	4.7%
Cement (per ton)	$105.26	$101.37	3.8%
Ready Mixed Concrete (per cubic yard)	$107.34	$104.06	3.2%
Asphalt (per ton)	$43.08	$39.54	9.0%

For the first nine months of 2017, Magnesia Specialties reported net sales of $186.3 million, a 4.3% increase compared with the prior-year period.  Earnings from operations were $58.6 million compared with $60.3 million.  Production cost increases outpaced net sales growth due to planned and unplanned maintenance costs and stripping costs at the Woodville, Ohio limestone plant.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

Consolidated gross margin declined 10 basis points in 2017.  The following presents a rollforward of the Company’s gross profit (dollars in thousands):

Consolidated gross profit, nine-months ended September 30, 2016	$685,988
Aggregates product line:
Volume	(11,802)
Pricing	72,718
Cost increases, net	(41,177)
Change in aggregates product line gross profit	19,739
Vertically-integrated product lines	(3,403)
Magnesia Specialties	(1,715)
Corporate	12,229
Change in consolidated gross profit	26,850
Consolidated gross profit, nine-months ended September 30, 2017	$712,838

Gross profit (loss) by business is as follows:

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Aggregates	$440,711	$420,972
Cement	87,962	93,535
Ready Mixed Concrete	70,562	75,987
Asphalt and Paving	44,433	36,838
Total Building Materials Business	643,668	627,332
Magnesia Specialties	65,849	67,564
Corporate	3,321	(8,908)
Total	$712,838	$685,988

Consolidated SG&A expenses were 6.5% of total revenues, up 50 basis points compared with the prior-year period, driven by higher personnel and share-based compensation expense.

For the first nine months, consolidated other operating income and expenses, net, was income of $2.6 million and $7.3 million in 2017 and 2016, respectively.  The 2017 amount reflects a $13.5 million gain on the sale of real estate, offset by $12.4 million of nonrecurring repair costs related to certain of the Company’s leased railcars and approximately $7.5 million expense related to the retirement of the Chief Financial Officer (CFO).  The vesting of the CFO’s shares of restricted stock awards, performance stock awards and stock options will continue on their original vesting schedules, which extend beyond the CFO’s retirement date.  Accordingly, the Company recognized all remaining expense related to the stock-based awards.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

The estimated effective income tax rate for the nine-months ended was 26.2%, which, as a result of the adoption of ASU 2016-09 (see Note 1), reflects a 130-basis-point favorable impact from excess tax benefits related to stock-based compensation, which are treated as discrete events effective January 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine-months ended September 30, 2017 was $418.4 million compared with $421.7 million for the same period in 2016.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Nine-Months Ended
	September 30,
	2017	2016
	(Dollars in Thousands)
Depreciation	$195,009	$188,603
Depletion	12,812	11,666
Amortization	13,597	11,728
	$221,418	$211,997

The seasonal nature of the aggregates-led construction business impacts quarterly operating cash flow when compared with the full year. Full-year 2016 net cash provided by operating activities was $689.2 million compared with $421.7 million for the first nine months of 2016.

During the nine-months ended September 30, 2017, the Company had capital spending of $308.7 million. Full-year capital spending is expected to approximate $450 million to $500 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company did not make any repurchases of common stock during the third quarter.  At September 30, 2017, 14,669,000 shares of common stock were remaining under the Company’s repurchase authorization.

On June 26, 2017, the Company announced a definitive agreement to acquire Bluegrass Materials Company (Bluegrass) for $1.625 billion in cash.  The Company will not acquire any of Bluegrass’ cash and cash equivalents nor will it assume any of Bluegrass’ outstanding debt.  Bluegrass is the largest privately-held, pure-play aggregates business in the United States and has a portfolio of 23 active sites with more than 125 years of strategically-located, high-quality reserves in Georgia, South Carolina, Tennessee, Maryland and Kentucky.  These operations complement the Company’s existing southeastern footprint and provides a new growth platform within the southern portion of the Northeast Megaregion.  The Company and Bluegrass are continuing to work closely and cooperatively with the Department of Justice in its review of the proposed transaction. The parties currently anticipate that the proposed acquisition will be completed in the first half of 2018.  The Company currently expects to finance this acquisition using proceeds from new issuances of senior notes and/or borrowings under credit facilities.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

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

The $700 million Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the $300 million Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

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

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

At September 30, 2017, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 1.74 times and was calculated as follows:

October 1, 2016 to
September 30, 2017
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$435,019
Add back:
Interest expense	88,818
Income tax expense	156,848
Depreciation, depletion and amortization expense	290,817
Stock-based compensation expense	27,012
Acquisition-related expenses	3,318
Deduct:
Interest income	(342)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,001,490
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at September 30, 2017	$1,738,424
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at September 30, 2017 for the trailing-twelve months EBITDA	1.74x

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund the Bluegrass acquisition and certain other acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future.  Specifically, the Company expects to finance the Bluegrass acquisition using proceeds from new issuances of senior notes and/or borrowings under credit facilities.  Any strategic acquisition of size for cash incremental to the pending Bluegrass acquisition would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At September 30, 2017, the Company had $918.0 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. The Revolving Facility expires on December 5, 2021 and the Trade Receivable Facility expires on September 26, 2018.

The 6.60% Senior Notes, due 2018, have been classified as a noncurrent liability as the Company has the intent and ability to refinance on a long-term basis before or at its maturity on April 15, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

The Company is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility and Trade Receivable Facility at September 30, 2017 and the obligations in respect of the Floating Rate Notes.  The Company is currently rated at an investment-grade level by all three credit rating agencies.

CONTRACTUAL AND OFF BALANCE SHEET OBLIGATIONS

As an update to the contractual obligations table presented in the 2016 Annual Report to Shareholders, the Company is committed to either purchasing or leasing 1,100 railcars, which have a total cost of approximately $84,000,000, the majority of which is expected to be incurred in 2018.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2016.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Company remains optimistic about the Company’s long-term outlook given its continued ability to successfully execute its strategic business plans and the largely positive trends in the markets it serves.  Given the skilled labor shortage, project delays and government uncertainty that has limited growth throughout the year, management has revised its guidance for full year 2017 as follows:

♦	Aggregates product line end-use markets compared with 2016 levels are as follows:
•	Infrastructure market to decrease in the mid-single digits.
•	Nonresidential market to remain relatively flat.
•	Residential market to increase in the high-single digits.
•	ChemRock/Rail market to decrease in the high-double digits.

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

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

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

For the Quarter September 30, 2017

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2017

(Continued)

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

FORM 10-Q

For the Quarter Ended September 30, 2017

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve kept the federal funds rate near one percent during the nine-months ended September 30, 2017. The residential construction market accounted for 21% of the Company’s aggregates product line shipments in 2016.

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

Variable-Rate Borrowing Facilities. At September 30, 2017, the Company had a $700 million Credit Agreement and a $300 million Trade Receivable Facility. The Company also has $300 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $380.0 million, which was the collective outstanding balance at September 30, 2017, would increase interest expense by $3.8 million on an annual basis.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

(Continued)

Item 4. Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	14,668,891
August 1, 2017 - August 31, 2017	—	$—	—	14,668,891
September 1, 2017 - September 30, 2017	—	$—	—	14,668,891

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2017

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 2, 2017 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 2, 2017 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 2, 2017 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 2, 2017 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 2, 2017	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer