Form 10-K
period 2017-12-31
MARTIN MARIETTA MATERIALS INC
filed 2018-02-23
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,664,571,328.26 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 9, 2018
Common Stock, $.01 par value per share	62,803,002 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2017 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2018 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

General

Martin Marietta Materials, Inc. (the “Company” or “Martin Marietta”) is a natural-resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of 282 quarries and distribution yards to customers in 30 states, Canada, the Bahamas and the Caribbean Islands. In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services in markets where the Company has a leading aggregates position. Specifically, the Company has two cement plants in Texas, and ready mixed concrete and asphalt operations in Texas, Colorado, Louisiana and Arkansas. Paving services are exclusively in Colorado. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business. The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemicals products which are used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers in the steel and mining industries. Magnesia Specialties’ products are shipped to customers worldwide.

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

In 2013, the Company acquired three aggregates quarries in the greater Atlanta, Georgia, area. The transaction provided over 800 million tons of permitted aggregates reserves and enhanced the Company’s existing long-term position in this market.

In 2014, the Company completed the acquisition of Texas Industries, Inc. (“TXI”), further augmenting its position as a leading supplier of aggregates and heavy building materials. TXI, as a stand-alone entity, was a leading supplier of heavy construction materials in the southwestern United States and a major supplier of natural aggregates and ready mixed concrete in Texas, northern Louisiana and, to a lesser extent, in Oklahoma and Arkansas. TXI was the largest supplier of cement, ready mixed concrete, and concrete products in Texas. TXI enhanced the Company’s position as an aggregates-led, low-cost operator in large and fast-growing geographies in the United States and provided high-quality assets in cement and ready mixed concrete.

In addition to the cement operations, the Company acquired as part of the TXI acquisition nine quarries and six aggregates distribution terminals located in Texas, Louisiana and Oklahoma. The Company also acquired approximately 120 ready mixed concrete plants, situated primarily in three areas of Texas (the Dallas/Fort Worth/Denton area of north Texas; the Austin area of central Texas; and from Beaumont to Texarkana in east Texas), in north and central Louisiana and in Southwestern Arkansas. As part of an agreement in conjunction with the United States Department of Justice’s review of the transaction, the Company divested its North Troy Quarry in Oklahoma and two related rail distribution yards in Dallas and Frisco, Texas.

TXI was also a cement producer in California. In 2015, the Company divested its California cement operations acquired from TXI. These operations were not in close proximity to aggregates and other core assets of the Company and, unlike other marketplace competitors, were not vertically integrated with ready mixed concrete production. The divestiture primarily included a cement plant, two distribution terminals, mobile equipment, intangible assets and inventory. The Company also completed the integration of the TXI operations in 2015, and completed three smaller acquisitions, which included three aggregates operations and related assets.

In 2016, the Company acquired aggregates, ready mixed concrete and asphalt and paving operations in southern Colorado that provided more than 500 million tons of mineral reserves and expanded the Company’s presence along the Front Range of the Rocky Mountains, home to 80% of Colorado’s population. The Company also acquired the remaining interest it had not previously owned in a ready mixed concrete company that serves the I-35 corridor in central Texas between Dallas and Austin, which enhanced the Company’s position and provided additional vertical integration benefits with the Company’s cement product line.

Between 2001 and 2017, the Company disposed of or idled a number of underperforming operations, including aggregates, ready mixed concrete, trucking, and asphalt and road paving operations of its Building Materials business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. During 2015, the Company disposed of certain non-core asphalt operations in San Antonio, Texas and divested its California cement operations. The Company will continue to evaluate opportunities to divest underperforming assets, if appropriate, during 2018 in an effort to redeploy capital for other opportunities.

On June 26, 2017, the Company announced a definitive agreement to acquire Bluegrass Materials Company (“Bluegrass Materials”) for $1.625 billion in cash. The Company will not acquire any of Bluegrass Materials’ cash and cash equivalents nor will it assume any of Bluegrass Materials’ outstanding debt. Bluegrass Materials is the largest privately held, pure-play aggregates business in the United States and has a portfolio of 23 active sites with more than 125 years of strategically-located, high-quality reserves, in Maryland, Georgia, South Carolina, Kentucky, Tennessee and Pennsylvania. These operations complement the Company’s existing southeastern footprint and provide a new growth platform within the southern portion of the Northeast megaregion. The Company and Bluegrass Materials are continuing to work closely and cooperatively with the Department of Justice in its review of the proposed transaction. The parties currently anticipate that the proposed acquisition will be completed in the first half of 2018.

Business Segment Information

The Company conducts its Building Materials business through three reportable segments, organized by geography: Mid-America Group, Southeast Group and West Group. The Mid-America and Southeast Groups provide aggregates products only. The West Group provides aggregates, cement and downstream products. The following states accounted for 74% of the Building Materials business net sales in 2017: Texas, Colorado, North Carolina, Iowa and Georgia. The Company also has the Magnesia Specialties segment, which includes its magnesia-based chemicals and dolomitic lime businesses. Information concerning the Company’s total revenues, net sales, gross profit, earnings from operations, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 2017 is included in “Note O: Business Segments” of the “Notes to Financial Statements” of the Company’s 2017 consolidated financial statements (the “2017 Financial Statements”), which are included under Item 8 of this Form 10-K, and are part of the Company’s 2017 Annual Report to Shareholders (the “2017 Annual Report”), which information is incorporated herein by reference.

Building Materials Business

This section describes the product lines of the Building Materials business undertaken by the Company within its Mid-America Group, Southeast Group, and West Group. The Company undertakes its aggregates product line of business in all of these geographic segments within its Building Materials business. In 2017, the aggregates product line represented 59% of the Company’s consolidated total revenues. The Company’s cement, ready mixed concrete, and asphalt and paving operations are conducted within the Company’s West Group, with its two cement plants in Texas, and the remaining ready mixed concrete and asphalt product lines in Texas, Colorado, Louisiana, and Arkansas. Paving services are exclusively in Colorado. The Company’s cement product line is described below and in greater detail in the next section. Collectively, in 2017 the Building Materials business generated total revenues and earnings from operations of $3.7 billion and $707 million, respectively.

The Building Materials business serves customers in the construction marketplace. The business’ profitability is sensitive to national, regional and local economic conditions and cyclical swings in construction spending, which are in turn affected by fluctuations in interest rates; access to capital markets; levels of public-sector infrastructure funding; and demographic, geographic, employment and population dynamics. The heavy- side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, precipitation and other weather-related conditions, including flooding, hurricanes, snowstorms and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are significantly lower than the second and third quarters due to winter weather.

Aggregates are an engineered granular material consisting of crushed stone, sand and gravel of varying mineralogies, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist primarily of open pit quarries; however, the Company is the largest operator of underground aggregates mines in the United States with14 active underground mines located in the Mid-America Group. On average, the Company’s aggregates reserves exceed 60 years based on normalized production levels and approximate 100 years at current production rates.

Cement is the basic binding agent used to bind water, aggregates and sand, in the production of ready mixed concrete. The Company has a strategic and leading cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas-Fort Worth, and Hunter, Texas, north of San Antonio. These plants produce Portland and specialty cements, have a combined annual capacity of 4.5 million tons, and operated at 75% to 80% utilization in 2017. The Midlothian plant permit would allow the Company to expand production by up to 800,000 additional tons. In addition to the two production facilities, the Company operates several cement distribution terminals. Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company owns more than 600 million tons of limestone reserves adjacent to its cement production plants.

Ready mixed concrete, a mixture primarily of cement, water, aggregates, and sand, is measured in cubic yards and specifically batched or produced for customers’ construction projects and then transported and poured at the project site. The aggregates used for ready mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). The Company owns 143 ready mix operations in Texas, Colorado, Louisiana and Arkansas. Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations are located primarily in Colorado; additionally, paving services are offered in Colorado. Market dynamics for these product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

The Building Materials business markets its products primarily to the construction industry, with approximately 40% of the aggregates product line shipments in 2017 made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. The Company believes public-works projects have historically accounted for approximately 50% of the total annual aggregates and cement consumption in the United States. Therefore, these businesses benefit from public-works construction projects. The Company also believes exposure to fluctuations in nonresidential and residential, or private-sector, construction spending is lessened by the business’ mix of public sector-related shipments. However, after uncertainty regarding the status of the highway bill in 2014, the Company experienced a slight retraction in aggregates product line shipments to the infrastructure end-use market. Consistent with this trend, the infrastructure market accounted for a lower percentage of the Company’s aggregates product line shipments for the past three years compared with the most recent five-year average of 43%.

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

The Company’s aggregates product line shipments increased in each of the three years prior to 2017, including a 1.4% increase in 2016, reflecting degrees of stability and modest growth. This trend reversed, however, in 2017, as the Company’s aggregates product line shipments declined 0.6%, reflecting continuing uncertainty about federal infrastructure spending, labor constraints, and project delays. Despite some volume growth in recent years, aggregates volumes are still below historically normal levels. Prior to 2011, the economic recession resulted in United States aggregates consumption declining by almost 40% from peak volumes in 2006. Aggregates product line shipments had also suffered as states continued to balance their construction spending with the uncertainty related to long-term federal highway funding and budget shortfalls caused by decreasing tax revenues. However, most state budgets began to improve starting in 2013 as increased tax revenues helped states resolve or begin to resolve budget deficits.

The federal highway bill provides annual funding for public-sector highway construction projects. After a decade of 36 short-term funding provisions since the expiration of the prior federal highway bill, Moving Ahead for Progress in the 21st Century (“MAP-21”), the five-year, $305 billion highway bill, Fixing America’s Surface Transportation Act (the “FAST Act” or the “Act”), was signed into law on December 4, 2015. The FAST Act reauthorizes federal highway and public transportation programs and stabilizes the Highway Trust Fund. The FAST Act retains the programs supported under the predecessor bill, MAP-21, but with some changes. Specifically, Transportation Infrastructure and Innovation Act (“TIFIA”), a U.S. Department of Transportation (“DOT”) alternative funding mechanism, which under MAP-21 provided three types of federal credit assistance for nationally or regionally significant surface transportation projects, now allows more diversification of projects. TIFIA is designed to fill market gaps and leverage substantial private co-investment by providing projects with supplemental or subordinate debt that is not subject to national debt ceiling challenges or sequestration. Since inception, TIFIA has provided more than $25 billion of credit assistance to over 50 projects representing over $90 billion in infrastructure investment. Under the FAST Act, TIFIA annual funding ranges from $275 million to $300 million and no longer requires the 20% matching funds from state DOTs. Consequently, states can advance construction projects immediately with potentially zero upfront outlay of local state DOT dollars. TIFIA requires projects to have a revenue source to pay back the credit assistance within a 30 to 40 year period. Moreover, TIFIA funds may represent up to 49% of total eligible project costs for a TIFIA-secured loan and 33% for a TIFIA standby line of credit. Therefore, the TIFIA program has the ability to significantly leverage construction dollars. Each dollar of federal funds can provide up to $10 in TIFIA credit assistance and support up to $30 in transportation infrastructure investment. Private investment in transportation projects funded through the TIFIA program is particularly attractive, in part due to the subordination of public investment to private. Management believes TIFIA could provide a substantial boost for state DOT construction programs well above what is currently budgeted. As of January 2018, TIFIA funded projects for the Company’s top five sales-generating states (Texas, Colorado, North Carolina, Iowa and Georgia) exceeded $25 billion.

Public infrastructure activity has not yet experienced the anticipated benefits from funding provided by the FAST Act and the TIFIA program. State and local initiatives that support infrastructure funding, including gas tax increases and other ballot initiatives, are increasing in size and number as these governments recognize the need to play an expanded role in public infrastructure funding. Specifically, in the November 2017 election, $3.7 billion of transportation funding initiatives were approved in Texas, Colorado, Georgia, South Carolina and Kansas. The pace of construction should accelerate and shipments to the public infrastructure market should return to historical levels as monies from both the federal government and state and local governments become available. A return to historical levels is also predicated on state DOTs and contractors addressing their labor constraints.

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

Transportation investments generally boost the national economy by enhancing mobility and access and by creating jobs, which is a priority of many of the government’s economic plans. According to the Federal Highway Administration, every $1 billion in federal highway investment creates approximately 28,000 jobs. The number of jobs created is dependent on the nature and aggregates intensity of the projects. Approximately half of the Building Materials business’ net sales to the infrastructure market come from federal funding authorizations, including matching funds from the states. For each dollar spent on road, highway and bridge improvements, the Federal Highway Administration estimates an average benefit of $5.20 is recognized in the form of reduced vehicle maintenance costs, reduced delays, reduced fuel consumption, improved safety, reduced road and bridge maintenance costs and reduced emissions as a result of improved traffic flow.

The Company’s Building Materials business covers a wide geographic area. The Company’s five largest sales-generating states (Texas, Colorado, North Carolina, Iowa and Georgia) accounted for 74% of total 2017 net sales by state of destination. The Company’s Building Materials business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates have led to improvements in profitability in the Company’s Building Materials business.

Climate change is defined as a change in global or regional climate patterns. Changes to the climate have been occurring for centuries due to minor shifts in the Earth’s orbit, ultimately changing the amount of solar energy received. More recently, however, this rate of change has accelerated, and climate change is considered a leading cause of erratic weather. Production and shipment levels for the Building Materials business correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect the business.

Excessive rainfall jeopardizes production, shipments and profitability in all markets served by the Company. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September and October. Nationally, 2017 marked the 20th wettest year on record, and the fifth consecutive year with above-average precipitation. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas. In fact, 2015 set a new rainfall record for Texas; the 24-month period ending September 2016 set a new two-year record for the state, with an average annual rainfall of 75 inches. Hurricane Harvey, a Category 4 storm that made landfall in Houston in August 2017, brought nearly 20 trillion gallons of precipitation. In the Southeast, Hurricane Irma, also a Category 4 storm, made landfall in Florida in September 2017 and brought excessive rainfall to the southeastern United States, notably Florida and Georgia. Additionally, in 2017, Colorado experienced its fifteenth wettest nine-months for the period January through September. In October 2016, rainfall along the eastern seaboard of the United States from Hurricane Matthew, a Category 5 hurricane, approximated 13.6 trillion gallons. Hurricane Matthew was the first major hurricane on record to make landfall in the Bahamas.

NOAA reports that since 1895, the contiguous United States has experienced an average temperature increase of 1.5°F per century, with 2017 averaging 2.6°F above the 20th century average and marking it the third warmest year on record, behind 2012 and 2016. In fact, 2017 marked the 21st consecutive warmer-than-average year for the contiguous United States, and five states, including North Carolina and South Carolina, had a record warmest year. Temperature plays a significant role in the months of March and November, meaningfully affecting the first- and fourth-quarter results, respectively. Warm and/or moderate temperatures in March and November allows the construction season to start earlier and end later, respectively. In 2017, the nation experienced the ninth warmest March on record while Colorado and Texas reported its warmest and its second warmest March, respectively. The weather was also favorable in November 2017, as Colorado set another record and Texas reported its fifth warmest November.

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. As a general rule, truck shipments from an individual quarry are limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. As described below, the Company’s distribution system mainly uses trucks, but also has access to a river barge and ocean vessel network where the per-mile unit cost of transporting aggregates is much lower. In addition, acquisitions have enabled the Company to extend its customer base through increased access to rail transportation. Proximity of quarry facilities to customers or to long-haul transportation corridors is an important factor in competition for aggregates businesses.

Product shipments are moved by rail and water through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Florida and Gulf Coast markets while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution yards and port locations to offload transported material. At December 31, 2017, the Company had 81 distribution yards. In 2017, 24.1 million tons of aggregates were sold from distribution yards. The long-haul distribution network can diversify market risk for locations that engage in long-haul transportation of their aggregates products. Particularly where a producing quarry serves a local market and transports products via rail and/or water to be sold in other markets, the risk of a downturn in one market may be somewhat mitigated by other markets served by the location.

The Company generally acquires contiguous property around existing quarry locations. This property can serve as buffer property or additional mineral reserve capacity, assuming the underlying geology supports economical aggregates mining. In either instance, the acquisition of additional property around an existing quarry allows the expansion of the quarry footprint and extension of quarry life. Some locations having limited reserves may be unable to expand.

A long-term capital focus for the Company, primarily in the midwestern United States due to the nature of its indigenous aggregates supply, is underground limestone aggregates mines. The Company operates 14 active underground mines, located in the Mid-America Group, and is the largest operator of underground limestone aggregate mines in the United States. Production costs are generally higher at underground mines than surface quarries since the depth of the aggregate deposits and the access to the reserves result in higher costs related to development, explosives and depreciation costs. However, these locations often possess transportation advantages that can lead to higher average selling prices than more distant surface quarries.

The Company’s acquisitions and capital projects have expanded its ability to move material by rail, as discussed in more detail below. The Company has added additional capacity in a number of locations that can now accommodate larger unit train movements. These expansion projects have enhanced the Company’s long-haul distribution network. The Company’s process improvement efforts have also improved operational effectiveness through plant automation, mobile fleet modernization, right-sizing and other cost control improvements. Accordingly, the Company has enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as geographic areas that can be accessed economically by the Company’s expanded distribution system. This distribution network moves aggregates materials from domestic and offshore sources, via rail and water, to markets where aggregates supply is limited.

As the Company continues to move more aggregates by rail and water, internal freight costs are expected to reduce gross margin. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, and power availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage requirements of shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions. The Company has long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company’s long-term shipping contracts for shipment by water are generally take-or-pay contracts with minimum and maximum shipping requirements. These contracts have varying expiration dates ranging from 2023 to 2027 and generally contain renewal options. However, there can be no assurance that these contracts can be renewed upon expiration or that terms will continue without significant increases. If the Company fails to ship the annual minimum tonnages under the agreement, it is still obligated to pay the shipping company the contractually-stated minimum amount for that year. In 2017, the Company did not incur these freight costs; however a charge is possible in 2018 if shipment volumes do not meet the contractually-stated minimums.

From time to time, the Company has experienced rail transportation shortages, particularly in the Southwest and Southeast. These shortages were caused by the downsizing in personnel and equipment by certain railroads during economic downturns. Further, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and are generally requiring customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. Certain of the Company’s sales yards have the system capabilities to meet the unit train requirements. Over the last few years, the Company has made capital improvements to a number of its sales yards in order to better accommodate unit train unloadings. Rail availability is seasonal and can impact aggregates shipments depending on competing demands for rail service.

From time to time, we have also experienced rail and trucking shortages due to competition from other products. If there are material changes in the availability or cost of rail or trucking services, we may not be able to arrange alternative and timely means to ship our products at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

The Company’s management expects the multiple transportation modes that have been developed with various rail carriers and via deep-water ships should provide the Company with the flexibility to effectively serve customers in the Southwest and Southeast coastal markets.

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation slowed several years ago as the number of suitable small to mid-sized acquisition targets in high-growth markets declined. During that period of fewer acquisition opportunities, the Company focused on investing in internal expansion projects in high-growth markets. The number of acquisition opportunities has increased in the last few years as the economy recovered from the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets, and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing the Company’s presence in its core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company became more vertically integrated through various acquisitions, including the 2014 TXI acquisition, in the West Group, pursuant to which the Company acquired cement, ready mixed concrete, asphalt and paving construction operations, trucking, and other businesses, which complement the Company’s aggregates operations. The Company reports vertically-integrated operations within the Building Materials business segment, and their results are affected by volatile factors, including fuel costs, operating efficiencies, and weather, to an even greater extent than the Company’s aggregates operations. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results. During 2017, prices for liquid asphalt were slightly higher than 2016. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products. We expect the Company’s gross margin to continue to improve for the legacy TXI aggregates-related downstream operations, similar to the pattern experienced at the Colorado aggregates-related downstream operations.

While aggregates-led, the Company continues to review its operational portfolio to determine if there are opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company also reviews other independent Building Materials operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own independent operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, the Company completed the acquisitions described under General above, which included ready mixed concrete and asphalt and paving businesses in the Denver, Colorado, and San Antonio, Texas, markets. The 2014 business combination with TXI described under General above further expanded the Company’s downstream operations with the addition of TXI’s aggregates and ready mixed concrete operations. The TXI combination also added the cement operations, included in the West Group as the cement product line of the Company. The 2016 transactions described under General above further added ready mixed concrete and asphalt and paving operations along the Front Range in Colorado and ready mixed concrete operations in central Texas.

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

Management believes the aggregates product line’s raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its aggregates product line. The Company’s aggregates reserves on the average exceed 60 years, based on normalized levels of production. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations. The Company generally sells its aggregates, ready mixed concrete and asphalt products upon receipt of orders or requests from customers. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

Less than 1% of the total revenues from the Building Materials business are from foreign jurisdictions, principally Canada and the Bahamas, with total revenues from customers in foreign countries totaling $10.7 million, $12.2 million, and $13.0 million during 2017, 2016, and 2015, respectively.

Cement Product Line

The cement product line of the Building Materials business produces Portland and specialty cements. Cement is the basic binding agent for concrete, a primary construction material. The principal raw material used in the production of cement is calcium carbonate in the form of limestone. The Company owns more than 600 million tons of limestone reserves adjacent to its two cement production plants in Texas. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector.

The Company has a strategic cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas-Fort Worth, and in Hunter, Texas, north of San Antonio. These plants have a combined annual capacity of 4.5 million tons, as well as a current permit that would allow the Company to expand production by up to 800,000 additional tons at the Midlothian plant. In addition to these production facilities, the Company also operates, directly or through third parties, five cement distribution terminals in Texas.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October. Approximately 70% of all cement shipments are sent to ready-mix concrete operators. The rest are shipped to manufacturers of concrete related products, contractors, materials dealers, oil well/mining/drilling companies, as well as government entities.

Energy, including electricity and fossil fuels, accounted for approximately 22% of the cement production cost profile in 2017. Therefore, profitability of the cement product line is affected by changes in energy prices and the available supply of these products. The Company currently has fixed-price supply contracts for coal but also consumes natural gas, alternative fuel and petroleum coke. Further, profitability of the cement product line is also subject to kiln maintenance. This process typically requires a plant to be shut down for a period of time as repairs are made. In 2017 and 2016, the cement product line incurred ordinary kiln maintenance shutdown costs of $12.6 million and $20.9 million, respectively.

The cement product line is benefitting from continued strength in the Texas markets, where current demand exceeds local supply, a trend that is expected to continue for the near future. The Company shipped a total of 3.5 million tons of cement in 2017, with 2.3 million tons shipped to external customers in five states and 1.2 million tons consumed by the Company internally in the Company’s ready mixed concrete product line. Cement shipments in the last two years were negatively affected by significant amounts of rain in Texas. For 2017, the cement product line generated total revenues and earnings from operations of $384 million and $123 million, respectively.

The limestone reserves used as a raw material for cement are located on property, owned by the Company, adjacent to each of the cement plants. Management believes that its reserves of limestone are sufficient to permit production at the current operational levels for the foreseeable future.

The cement product line generally delivers its products upon receipt of orders or requests from customers. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

From time to time a small percentage of the Company’s cement sales may be to customers located outside the United States. The Company, however, had no such sales during the last three years.

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility. Additionally, at its Manistee, Michigan facility, Magnesia Specialties manufactures magnesia-based chemical products for industrial, agricultural and environmental applications. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications. In 2017, 71% of Magnesia Specialties’ total revenues were attributable to chemical products, 28% to lime, and 1% to stone sold as construction materials. For 2017, the Magnesia Specialties business generated record total revenues and earnings from operations of $270 million and $79 million, respectively.

In 2017, 82% of the lime produced was sold to third-party customers, while the remaining 18% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 37% of the Magnesia Specialties’ total revenues in 2017, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization; domestic capacity utilization averaged 74% in 2017, according to the American Iron and Steel Institute. Average steel production in 2017 increased 4.3% versus 2016.

In the Magnesia Specialties business, a significant portion of costs related to the production of dolomitic lime and magnesia chemical products is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Magnesia Specialties business has fixed price agreements for 100% of its 2018 coal needs, approximately 33% of its 2018 natural gas needs and 100% of its 2018 petroleum coke needs. For 2017, the Company’s average cost per MCF (thousand cubic feet) for natural gas increased 33% over 2016.

Given high fixed costs, low capacity utilization can negatively affect the segment’s results from operations. Management expects future organic growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions. Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that product line is not as dependent on the steel industry as the dolomitic lime product line.

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

The revenues of the Magnesia Specialties business in 2017 were predominantly from North America, but a small amount was derived from overseas. No single foreign country accounted for 10% or more of the total revenues of the Company. Total revenues from customers in foreign countries were $53.5 million, $44.9 million, and $32.7 million, in 2017, 2016, and 2015, respectively. As a result of these foreign market sales, the financial results of the Magnesia Specialties business could be affected by foreign currency exchange rates or weak economic conditions in the foreign markets. To mitigate the short-term effects of currency exchange rates, the Magnesia Specialties business’ sales are predominately denominated in the United States dollar. However, the current strength of the United States dollar in foreign markets is negatively affecting the overall price of Magnesia Specialties’ products when compared with foreign-domiciled competitors.

Patents and Trademarks

As of February 9, 2018, the Company owns, has the right to use, or has pending applications for approximately 22 patents pending or granted by the United States and various countries and approximately 98 trademarks related to business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

Competition

Because of the impact of transportation costs on the aggregates industry, competition in the aggregates product line tends to be limited to producers in proximity to each of the Company’s facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in the areas it serves. Competition is based primarily on quarry or distribution location and price, but quality of aggregates and level of customer service are also factors.

There are over 5,500 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company’s ready mixed concrete and asphalt and paving operations are also in markets with numerous operators. A national trade association estimates there are about 5,500 ready mixed concrete plants in the United States owned by over 2,200 companies, with approximately 55,000 mixer trucks delivering ready mixed concrete. Similarly, a national trade association estimates there are approximately 3,700 asphalt plants in the United States owned by over 800 companies. The Company, with its Building Materials business, including its ready mixed concrete and asphalt and paving operations, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and rail have enhanced the Company’s ability to compete in the building materials industry.

The Company’s Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. While the revenues of the Magnesia Specialties business in 2017 were predominantly from North America, a small amount was derived from customers located outside the United States.

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

The Company’s cement product line competes with various companies in different geographic and product areas principally on the basis of proximity, quality and price for its products, but level of customer service is also a factor. The cement product line also competes with imported cement because of the higher value of the product and the existence of major ports in some of our markets. Certain of the Company’s competitors in the cement product line have greater financial resources than the Company.

The nature of the Company’s competition varies among its product lines due to the widely differing amounts of capital necessary to build production facilities. Crushed stone production from stone quarries or mines, or sand and gravel production by dredging, is moderately capital intensive. The Company’s major competitors in the aggregates markets are typically large, vertically-integrated companies, with international operations. Ready mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. Accordingly, economics can lead to lower barriers to entry in some markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically-integrated companies with facilities in many markets. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic producers of cement are owned by large foreign companies operating in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $23.4 million in 2017 and approximately $21.5 million in 2016 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Annual Report on Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $20 million in 2017 and are expected to be approximately $20 million in 2018 and 2019. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2017 and 2016. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

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

The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state and/or local environmental protection laws. Many of these laws and the regulations promulgated under them are complex, and are subject to challenges and new interpretations by regulators and the courts from time to time. In addition, new laws are adopted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined the type of operations to which they will apply and the manner in which they will be implemented is more accurately defined. This process often takes years to finalize, and the rules often change significantly from the time they are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefits operating efficiencies or capacities and carry significantly higher costs.

Management believes that its current accrual for environmental costs is reasonable, although those amounts may increase or decrease depending on the impact of applicable rules as they are finalized or amended from time to time and changes in facts and circumstances. The Company believes that any additional costs for ongoing environmental compliance would not have a material adverse effect on the Company’s obligations or financial condition.

Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2017 Financial Statements and the 2017 Annual Report. The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. The Company performs activities on an ongoing basis that may reduce the ultimate reclamation obligation. These activities are performed as an integral part of the normal quarrying process. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives — safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2017 Financial Statements included under Item 8 of this Form 10-K and the 2017 Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” included under Item 7 of this Form 10-K and the 2017 Annual Report. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

In general, quarry, mining and production facilities for cement, ready mixed concrete, and asphalt must comply with air quality, water quality, and noise regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry and mining sites and production facilities are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines and production facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, and production facilities can be situated substantial distances from surrounding property owners. Also, in certain markets the Company’s ability to transport material by rail and ship allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

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

As is the case with others in the cement industry, the Company’s cement operations produce varying quantities of cement kiln dust (“CKD”). This production by-product consists of fine-grained, solid, highly alkaline material removed from cement kiln exhaust gas by air pollution control devices. Because much of the CKD is actually unreacted raw materials, it is generally permissible to recycle the CKD back into the production process, and large amounts often are treated in such manner. CKD that is not returned to the production process or sold as a product itself is disposed in landfills. CKD is currently exempted from federal hazardous waste regulations under Subtitle C of the Resource Conservation and Recovery Act.

In 2010, the United States Environmental Protection Agency (“USEPA”) included the lime industry as a national enforcement priority under the federal Clean Air Act (“CAA”). As part of the industry wide effort, the USEPA issued Notices of Violation/Findings of Violation (“NOVs”) to the Company in 2010 and 2011 regarding the Company’s compliance with the CAA New Source Review (“NSR”) program at the Magnesia Specialties dolomitic lime manufacturing plant in Woodville, Ohio. The Company has been providing information to the USEPA in response to these NOVs and has had several meetings with the USEPA. Although the Company believes it is in substantial compliance with the NSR program, it anticipates that it will reach a settlement of this matter with the USEPA. The Company believes that any costs related to any required upgrades will be spread over time and that those costs and any related penalties will not have a material adverse effect on the Company’s operations or its financial condition.

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

The operations of the Company’s aggregates, ready mixed concrete and asphalt and paving product lines are not major sources of GHG emissions. Most of the GHG emissions from aggregates operations are tailpipe emissions from mobile sources such as heavy construction and earth-moving equipment. The manufacturing operations of the Company’s Magnesia Specialties business in Woodville, Ohio, releases carbon dioxide, methane and nitrous oxide during the production of lime. The Magnesia Specialties operation in Manistee, Michigan, releases carbon dioxide, methane and nitrous oxides in the manufacture of magnesium oxide and hydroxide products. Both of these operations are filing annual reports of their GHG emissions in accordance with the USEPA’s Mandatory Greenhouse Gas Reporting Rule.

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

If and when Congress passes legislation on GHGs, the Woodville and Manistee operations, as well as the Company’s two cement operations, will likely be subject to the new program. In addition, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA will likely impact the Company’s Woodville, Manistee, and cement operations. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement operations would be passed on to customers. The magnesium oxide products produced at the Manistee operation compete against other products that emit a lower level of GHGs in their production. Therefore, the Manistee facility may be required to absorb additional costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. The Company is also continuing to review the obligations of our Manistee facility’s global customer base with regards to climate change treaties and accords. The Company at this time cannot reasonably predict what the costs of compliance will be, but does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties or Building Materials businesses.

In 2010, the USEPA issued rules that dramatically reduced the permitted emissions of mercury, total hydrocarbons, particulate matter and hydrochloric acid from cement plants. The compliance date for these new standards was September 2015, but the USEPA granted various extensions to verify monitoring systems are effective for mercury and hydrogen chloride emissions. The Company has conducted tests to analyze the current level of compliance of its cement plants with the new standards. All plants required the installation of continuous emissions monitoring (“CEMs”). The Company, through its subsidiary TXI, identified and installed new control and monitoring equipment for these purposes and believes that the cement plants meet the emission requirements in these rules. The Company does not believe that the costs relating to these controls and equipment will have a material adverse effect on the financial condition or results of the operations of either the Company or the cement product line.

Employees

As of January 31, 2018, the Company has approximately 8,406 employees, of which 6,344 are hourly employees and 2,062 are salaried employees. Included among these employees are 912 hourly employees represented by labor unions (10.9% of the Company’s employees). Of such amount, 10.5% of our Building Materials business’ hourly employees are members of a labor union and 100% of the Magnesia Specialties segment’s hourly employees are represented by labor unions. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville collective bargaining agreement expires in May 2018. The Manistee collective bargaining agreement expires in August 2019. The Company believes it has good relations with all of its employees, including its unionized employees. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2017 Annual Report, and “Note A: Accounting Policies” and “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2017 Financial Statements included under Item 8 of this Form 10-K and the 2017 Annual Report.

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

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five sales-generating states of our Building Materials business (based on net sales by state of destination) of Texas, Colorado, North Carolina, Iowa, and Georgia, our profitability will decrease. We experienced this situation with the Great Recession.

The Great Recession of 2008 resulted in large declines in shipments of aggregates products in our industry. Recent years, however, have shown a slow turnaround in this trend. The United States is currently experiencing the third-longest economic recovery since the Great Depression. As of December 31, 2017, the current expansion, which started in June 2009, the approximate end of the Great Recession, has lasted 102 months. By comparison, the average trough-to-peak expansionary cycle since 1938 was 60 months and, in May 2018, the current cycle will become the second-longest economic recovery since the Great Depression. During this current economic expansion, however, governmental uncertainty, labor shortages and record levels of precipitation have slowed the pace of heavy construction activity, resulting in what we believe to be a slow, steady, extended construction cycle. The Company’s overall aggregates product line shipments remain approximately 10% below mid-cycle demand. Importantly, the level of recovery varies within the Company’s geographic footprint. Specifically, North Carolina and Georgia, key states in the Mid-America and Southeast Groups, respectively, are approximately 20% below mid-cycle demand, while Texas, a key state in the West Group, is modestly above mid-cycle demand. During 2017 our aggregates product line shipments showed a 0.6% decline compared with 2016 levels, after a 1.4% increase in 2016.

While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, we experienced a slight retraction in aggregates product line shipments to the infrastructure market after uncertainty regarding the solvency of the federal highway bill in 2014. Contractors were not able to get any certainty on the availability of federal infrastructure funding until late 2015 with the enactment of a new federal highway bill, which has had insignificant impact at the federal level to date. This time lag with commencement of federal infrastructure funding was accompanied by a reduction in some states’ investment in highway maintenance.

The public infrastructure market accounted for approximately 40% of the Company’s aggregates product line shipments in 2017, consistent with 2016 and 2015. Government uncertainty, attendant project delays and tight labor markets have exerted disproportionate downward pressure on public construction activity and, for the past three years, as these headwinds have worsened, the Company’s shipments to this end use market have remained below the most recent five-year average of 43% and ten-year average of 48%. Our aggregates shipments to the infrastructure construction market increased 2% in 2017 compared with 2016.

The nonresidential construction market accounted for approximately 31% of the Company’s aggregates product line shipments in 2017. Our aggregates shipments to the nonresidential construction market decreased 3% in 2017 compared with 2016. According to the U.S. Census Bureau, spending for the private nonresidential construction market increased in 2017 compared with 2016. The Dodge Momentum Index (DMI), a twelve-month leading indicator of construction spending for nonresidential building compiled by McGraw-Hill Construction and where the year 2000 serves as an index basis of 100, remained strong at a nine-year high of 153.9 in December 2017, a 21% increase over prior year. Historically, half of the Company’s nonresidential construction shipments have been used for office and retail projects, while the remainder has been used for heavy industrial and capacity-related projects, including energy-related projects. Since the latter part of 2015, low oil prices have suppressed shipments directly into shale exploration activities. In 2017, the Company shipped approximately 1.8 million tons for shale exploration compared with approximately 1.5 million tons in 2016 and 3.6 million tons in 2015.

The residential construction market accounted for approximately 21% of the Company’s aggregates product line shipments in 2017. Our aggregates shipments to the residential construction market increased 1% in 2017 compared with 2016. Private residential construction spending increased 12% in 2017 compared with 2016, according to the U.S. Census Bureau. The residential construction market, like the nonresidential construction market, is interest rate-sensitive and typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including roads, sidewalks, and storm and sewage drainage), aggregates used in new single-family home construction and aggregates used in construction of multi-family units. Construction of both subdivisions and single-family homes is more aggregates intensive than construction of multi-family units. Through an economic cycle, multi-family construction generally begins early in the cycle and then transitions to single-family construction. Therefore, the timing of new subdivision starts, as well as new single-family housing permits, are strong indicators of residential volumes. While residential housing starts were approximately 1.3 million units in 2017, they still remain below the 50-year historical annual average of 1.5 million units.

Our business is dependent on funding from a combination of federal, state and local sources.

Our aggregates and cement products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, and similar projects. Accordingly, our business is dependent on the level of federal, state, and local spending on these projects. The visibility into future federal infrastructure funding was clarified near the end of 2015 with the passage of the current federal highway bill, the FAST Act, which reauthorizes federal highway and transportation funding programs. The FAST Act also changes the Transportation Infrastructure and Innovation Act (“TIFIA”) funding, a federal alternative funding mechanism for transportation projects. Under the FAST Act TIFIA funding ranges from $275 million to $300 million, and no longer requires the 20% matching funds from state DOTs. While the total value of United States overall public-works spending increased in 2017, federal funding through the FAST Act did not impact highway spending in any meaningful way. This increase in overall public works spending in 2017 demonstrates the commitment of states to address the underlying demand for infrastructure investment. We expect to see some increased infrastructure spending at the state level in 2018, but no meaningful impact from the FAST Act funding or an enhanced federal infrastructure bill until 2019 or later. Any enhanced federal infrastructure bill will require Congressional approval. We cannot be assured, however, of such approval or of the existence, amount, and timing of appropriations for spending on future projects.

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

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states after the Great Recession experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. For example, North Carolina was among the states that experienced these pressures, and this state disproportionately affects our revenues and profits. Most state budgets, including North Carolina, improved in 2014 and later years as increased tax revenues helped resolve budget deficits.

During the past 36 months, many states have taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes. In the November 2017 election, $3.7 billion of transportation funding initiatives were approved in Texas, Colorado, Georgia, South Carolina and Kansas. We anticipate further growth in state-level funding initiatives, such as bond issues, toll roads, and special purpose taxes, as states address infrastructure needs, particularly in periods of federal funding uncertainty. Nevertheless, it is a continuing risk to our business that sufficient funding from federal, state, and local sources will not be available to address infrastructure needs.

With most states in recovery or expansion, the sustained decline in energy costs may be the catalyst in some markets to boost construction and help our business. But those markets that are heavily dependent on the energy sector, namely Oklahoma and West Virginia, may, with the decrease in oil production, experience recessions or continued recessions, which would adversely impact our business.

Our Building Materials business is seasonal and subject to the weather, which can significantly impact operations.

Since the heavy-side construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The Building Materials product lines’ production and shipment levels follow activity in the construction industry, which typically occur in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Building Materials business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally the most profitable and the first quarter is generally the least profitable. Weather-related hindrances were exacerbated over the last two years by record precipitation in many of our key markets. Nationally, 2017 marked the 20th wettest year on record, and the fifth consecutive year with above-average precipitation. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas. Importantly, inclement weather was most significant during the second and third quarters, which represents the zenith of the construction season. For the six-month period from April through September, for the 123 years the National Oceanic Atmospheric Administration (NOAA) has been tracking data, most areas experienced above-average rainfall. These weather events reduced the Company’s overall profitability in 2017 and 2016, so our results for those years, or in comparison to other years, may not be indicative of our future operating results.

The Company’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September and October. In Texas, Hurricane Harvey, a Category 4 storm that made landfall in Houston in August 2017, brought nearly 20 trillion gallons of precipitation. In the Southeast, Hurricane Irma, also a Category 4 storm, made landfall in Florida in September 2017 and brought excessive rainfall to the southeastern United States, notably Florida and Georgia. In October 2016, rainfall along the eastern seaboard of the United States from Hurricane Matthew, a category-5 hurricane, approximated 13.6 trillion gallons. Hurricane Matthew was the first major hurricane on record to make landfall in the Bahamas, where the Company has a facility. These hurricanes generated winds, rainfall, and flooding which disrupted operations in Texas, Louisiana, Florida, Georgia, the Carolinas, and the Bahamas.

Our Building Materials business depends on the availability of aggregate reserves or deposits and our ability to mine them economically.

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

Our businesses face many competitors.

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors also operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors, and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates, ready mix concrete, and asphalt and paving product lines may compete with recycled asphalt and concrete products that could be used instead of new products and our cement product line may compete with international competitors who are importing product to the United States with lower production and regulatory costs.

Our businesses could be impacted by rising interest rates.

As discussed previously, our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, business in these industries and for us may decline if interest rates rise and costs increase.

For example, demand in the residential construction market in which we sell our aggregate products is affected by interest rates. In 2017, the Federal Reserve raised the federal funds rate to over one percent for the first time in nearly a decade. The residential construction market accounted for 21% of our aggregates product line shipments in 2017.

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

We expect to continue to grow, in part, by buying other businesses. We will continue to look for strategic businesses to acquire, like our acquisition of TXI in 2014 and our pending acquisition of Bluegrass Materials. In the past, we have made acquisitions to strengthen our existing locations, expand our operations and enter new geographic markets. We will continue to make selective acquisitions, joint ventures or other business arrangements we believe will help our company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at a reasonable price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

We may decide to pay all or part of the purchase price of any future acquisition (excluding Bluegrass Materials) with shares of our common stock. For example, we used our common stock in our acquisition of TXI. We may also use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our shareholders will be diluted and the price of our stock could fall. We operate our businesses with the objective of maximizing long-term shareholder return.

We cannot be assured our proposed acquisition of Bluegrass Materials will be completed or will be completed in the timeframe or on the terms or in the manner we currently anticipate.

There are a number of risks and uncertainties relating to our proposed acquisition of Bluegrass Materials. For example, the acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner we currently anticipate, as a result of a number of factors, including the failure of one or more of the conditions to closing the proposed acquisition. We cannot be assured the conditions to closing the proposed acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the acquisition. The acquisition agreement may be terminated by the parties under certain circumstances. Any delay in closing or a failure to close could have a negative impact on our business and the trading prices of our securities.

We and Bluegrass Materials will be subject to business uncertainties while the proposed acquisition is pending that could adversely affect our and their business.

Uncertainty about the effect of the proposed acquisition of Bluegrass Materials on employees and customers may have an adverse effect on us and Bluegrass Materials. Although we and Bluegrass Materials intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the proposed acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers, and others that transact business with us and/or Bluegrass Materials to seek to change existing business relationships. In addition, employee retention could be reduced during the pendency of the proposed acquisition, as employees may experience uncertainty about their future roles. If, despite our and Bluegrass Materials’ retention efforts, key employees depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with us, our business could be harmed.

Before the proposed acquisition may be completed, the applicable waiting period must expire or terminate under federal law, and we may be required to divest certain assets in order to obtain all necessary regulatory approvals. In addition to this regulatory approval, the proposed acquisition is subject to certain other conditions that may prevent, delay, or otherwise materially adversely affect completion of the transaction. We cannot predict whether and when these other conditions will be satisfied. The requirements for satisfying such conditions could delay completion of the proposed acquisition of Bluegrass Materials for a period of time, reducing or eliminating some anticipated benefits of the transaction, or prevent completion of the Acquisition from occurring at all.

Our integration of the acquisition of or business combination with other businesses may not be as successful as projected.

We have a successful history of business combinations and integration of these businesses into our heritage operations. Our largest business acquisition has been our business combination with TXI, which closed in July 2014. In 2015 we completed the integration of TXI’s operations into our own operations ahead of schedule, which allowed us to achieve and exceed the synergies, cost savings, and operating efficiencies we had forecasted from the TXI acquisition. However, in connection with the integration of any business that we may acquire, including our proposed acquisition of Bluegrass Materials, it is a risk factor that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings, or operating efficiencies we have forecast from the acquisition.

Any other significant business acquisition or combination we might choose to do, similar to the acquisition of TXI or Bluegrass Materials, would require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. We believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we might choose to pursue in the future, if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

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

Our ready mixed concrete and asphalt and paving product lines have lower profit margins and operating results can be more volatile.

Our ready mixed concrete and asphalt and paving businesses typically provide lower profit margins than our aggregates product line due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, as we expand these operations, our overall gross margin is likely to be adversely affected. Our overall ready mixed concrete and asphalt and paving operations’ gross margin was 12.7% for 2017 and 13.1% for 2016. The overall gross margin of our Building Materials business will continue to be reduced by the lower gross margins for our ready mixed concrete and asphalt and paving product lines.

Short supplies and high costs of fuel, energy and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk. Our last fixed-price commitment for a portion of our diesel fuel requirements expired at the end of 2016.

To illustrate how diesel fuel price fluctuations and other energy costs have impacted our business, consider the recent years. In 2013 the average price we paid per gallon of diesel fuel was 4% lower than we paid in 2012, but the average cost of natural gas was 18% higher than 2012. Similarly, in 2014 the average price we paid per gallon of diesel fuel was 8% lower compared to 2013, but the average cost of natural gas increased 24% from 2013. Diesel fuel, which averaged $2.82 per gallon in 2014 and $2.98 per gallon in 2013, represents the single largest component of energy costs for our aggregates, ready mixed concrete and asphalt and paving product lines. Diesel fuel prices declined rapidly during December 2014, ending the year at a per gallon price that was 26% below the 2014 average. This trend continued in 2015, as the Company’s average price per gallon of diesel fuel in 2015 was $2.05 compared with $3.02 in 2014. Natural gas costs also declined in 2015, down 28% from the 2014 average cost. These trends continued in 2016 and 2017 for diesel fuel prices. Average diesel fuel prices per gallon fell to $1.81 in 2017 compared to $1.96 in 2016, which compared with $2.05 in 2015. Our average diesel fuel prices for 2015 and 2016 were higher than spot market prices by $0.30 per gallon since we purchased approximately 40% of our diesel fuel under a fixed price fuel agreement, which has expired, that had locked in a higher price at an earlier time. Natural gas costs increased in 2017 approximately 33% from 2016 levels, which had declined in 2016, down 25% from the 2015 average cost.

The Company has fixed price agreements for 100% of its 2018 coal needs, approximately 33% of its 2018 natural gas needs, and 100% of its 2018 petroleum coke needs.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 22% of the 2017 direct production costs of our cement product line. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our cement product line. Profitability of the cement product line is also subject to kiln maintenance, which requires the plant to be shut down for a period of time as repairs are made. The cement product line incurred shutdown costs of $12.6 and $20.9 million during 2017 and 2016, respectively.

Similarly our ready mixed concrete and asphalt and paving operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we can produce internally but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our ready mixed concrete and asphalt and paving operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the costs for these raw materials. For 2014, we saw higher prices for these raw materials than 2013. This trend reversed in 2015, when we saw lower prices for these raw materials than 2014. Liquid asphalt prices in 2016 were again lower than in 2015. The trend reversed itself again in 2017 when liquid asphalt prices were slightly higher than in 2016. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products.

Cement is a commodity sensitive to supply and price volatility.

Cement is a commodity, and competition is often based mainly on price, which is highly sensitive to changes in supply and demand. Prices fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When cement producers increase production capacity or more cement is imported into the market, an oversupply of cement in the market may occur if supply exceeds demand. In that case cement prices generally fall. We cannot be assured that prices for our cement products sold will not decline in the future or that such decline will not have a material adverse effect on our cement product line.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have one to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2017, the cement product line incurred shutdown costs of $12.6 million during the year. In 2017, the Magnesia Specialties business incurred shutdown costs of $5.1 million during the year. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our cement product line and Magnesia Specialties business may become capacity constrained.

If our cement product line or Magnesia Specialties business becomes capacity constrained, they may be unable to satisfy on a timely basis the demand for some of their products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Capacity constraints may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity constrained. In addition, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our cement product line could suffer if cement imports from other countries significantly increase or are sold in the U.S. in violation of U.S. fair trade laws.

The cement industry has in the past obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan is set to expire but is under review for extension by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement product line.

Our paving operations present additional risks to our business.

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our paving operations, we also have fixed price and fixed unit price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contacts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short duration projects.

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

Labor unions represent 10.5% of the hourly employees of our Building Materials business and 100% of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio, lime plant expire in August 2019 and May 2018, respectively.

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

We have long-term agreements with shipping companies to provide ships to transport our aggregates products from our Bahamas and Nova Scotia operations to various coastal ports. These contracts have varying expiration dates ranging from 2023 to 2027 and generally contain renewal options. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared to the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies in Note A of our 2017 Financial Statements.

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

Our Magnesia Specialties business sells some of its products to companies located outside the United States. Therefore the operations of the Magnesia Specialties business are affected from time to time by the fluctuating values of the currency exchange rates of the countries in which it does business in relation to the value of the U.S. Dollar. The business tries to mitigate the short-term effects of currency exchange rates by primarily denominating sales in the U.S. Dollar. This still leaves the business subject to certain risks, depending on the strength of the U.S. Dollar. In 2017, the strength of the U.S. Dollar in foreign markets negatively affected the overall price of the products of the Magnesia Specialties business when compared to foreign-domiciled competitors.

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

Additionally, the occurrence of certain change-of-control events could result in an event of default under certain of our existing or future debt instruments.

Increases in our effective income tax rate may harm our results of operations.

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

The 2017 Tax Act, which was signed into law on December 22, 2017, included a reduction in the federal corporate tax rate to 21%. In accordance with U.S. generally accepted accounting practices, we performed a provisional re-measurement of our deferred tax assets and liabilities at the new rate as of December 31, 2017, which resulted in a one-time, non-cash income tax benefit to us of $258.1 million. We recorded this income tax benefit on a provisional basis, subject to adjustment, as described below.

In December 2017, the SEC issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act for the reporting period in which the 2017 Tax Act was enacted. In these instances, the SEC’s guidance allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recorded the provisional tax benefit in our 2017 consolidated financial statements to reflect the impact of the 2017 Tax Act, as we have yet to complete our analysis of the impact. Any adjustment to this provisional amount as we complete our analysis could have a material impact on our 2018 results of operations.

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

Building Materials Business

As of December 31, 2017, the Company processed or shipped aggregates from 282 quarries, underground mines, and distribution yards in 26 states, Canada, and the Bahamas, of which 108 are located on land owned by the Company free of major encumbrances, 59 are on land owned in part and leased in part, 107 are on leased land, and eight are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on the average, exceed 60 years based on normalized levels of production, and approximate 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2017, the Company processed and shipped ready mixed concrete and/or asphalt products from 152 properties in five states, of which 127 are located on land owned by the Company free of major encumbrances, one is on land owned in part and leased in part, and 24 are on leased land.

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

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data, and based on that data the reserves are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to not include calculations that exceed certain depths, so for deposits, such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its aggregates reserves used in the cement manufacturing process for its cement product line as it does for its aggregates product line. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates- Property, Plant and Equipment” under Item 7 of this Form 10-K and the 2017 Annual Report for discussion of reserves evaluation by the Company.

Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last three years, along with the Company’s estimate of years of production available, shown on a segment-by-segment basis. The number of producing quarries shown on the table includes underground mines. The Company’s reserve estimates for the last two years are shown for comparison purposes on a state-by-state basis. The changes in reserve estimates at a particular state level from year to year reflect the tonnages of reserves on locations that have been opened or closed during the year, whether by acquisition, disposition, or otherwise; production and sales in the normal course of business; additional reserve estimates or refinements of the Company’s existing reserve estimates; opening of additional reserves at existing locations; the depletion of reserves at existing locations; and other factors. The Company evaluates its reserve estimates primarily on a Company-wide, or segment-by-segment basis, and does not believe comparisons of changes in reserve estimates on a state-by-state basis from year to year are particularly meaningful. The Company’s estimate of reserves shown in the tables below include reserves used in the Company’s cement product line and Magnesia Specialties business.

	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/16 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/17 (Add 000)		Change in Tonnage from 2016 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.* **	Percent of reserves owned and percent leased
State	2017	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased
Alabama	4	127,485	11,623	126,447	11,623	(1,038)	0	100%	0%	0%	14%	86%
Arkansas	3	218,333	0	223,326	0	4,993	0	100%	0%	0%	47%	53%
Colorado	11	754,369	103,346	749,238	98,888	(5,132)	(4,457)	99%	1%	0%	22%	78%
Florida	1	123,892	0	123,385	0	(507)	0	100%	0%	0%	35%	65%
Georgia	15	2,078,744	0	2,062,738	0	(16,006)	0	97%	3%	0%	87%	13%
Indiana	10	491,197	48,814	486,057	46,530	(5,139)	(2,284)	100%	0%	0%	35%	65%
Iowa	26	750,749	18,811	738,800	17,150	(11,949)	(1,661)	100%	0%	0%	29%	71%
Kansas	3	79,250	0	78,102	0	(1,148)	0	100%	0%	8%	36%	64%
Kentucky	1	0	24,891	0	24,595	0	(297)	100%	0%	0%	100%	0%
Louisiana	3	0	8,545	0	8,158	0	(388)	100%	0%	0%	0%	100%
Maryland	2	121,757	0	120,524	0	(1,233)	0	100%	0%	0%	100%	0%
Minnesota	2	325,774	0	323,298	0	(2,476)	0	67%	33%	0%	64%	36%
Mississippi	0	0	67,238	0	67,238	0	0	100%	0%	0%	100%	0%
Missouri	4	374,160	0	362,892	0	(11,268)	0	90%	10%	0%	6%	94%
Nebraska	4	176,446	0	171,174	0	(5,272)	0	100%	0%	0%	53%	47%
Nevada	1	136,189	0	135,338	0	(851)	0	100%	0%	0%	91%	9%
North Carolina	37	3,354,993	2,500	3,266,317	1,807	(88,676)	(693)	74%	26%	0%	70%	30%
Ohio***	10	564,657	124,919	576,166	117,978	11,510	(6,941)	46%	54%	0%	96%	4%
Oklahoma	9	1,213,986	13,101	1,203,406	11,892	(10,580)	(1,209)	100%	0%	0%	86%	14%
South Carolina	6	702,995	28,123	707,437	27,481	4,442	(642)	96%	4%	0%	44%	56%
Tennessee	1	35,483	0	35,101	0	(381)	0	100%	0%	0%	100%	0%
Texas****	25	2,465,161	145,089	2,462,794	125,561	(2,367)	(19,528)	100%	0%	0%	59%	41%
Utah	1	23,636	0	22,472	0	(1,165)	0	100%	0%	0%	0%	100%
Virginia	5	357,068	0	337,285	0	(19,783)	0	100%	0%	0%	60%	40%
Washington	1	21,780	0	6,585	17,484	(15,195)	17,484	100%	0%	0%	73%	27%
West Virginia	1	44,087	0	23,956	0	(20,130)	0	100%	0%	0%	76%	24%
Wyoming	2	156,943	0	156,891	0	(52)	0	100%	0%	0%	41%	59%

U. S. Total	188	14,699,134	597,001	14,499,731	576,386	(199,404)	(20,615)	90%	10%	0%	63%	37%

Non-U. S.	2	855,364	0	848,190	0	(7,175)	0	100%	0%	0%	100%	0%

Grand Total	190	15,554,498	597,001	15,347,920	576,386	(206,578)	(20,615)

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.
**	The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.
***	The Company’s reserves presented in the State of Ohio include dolomitic limestone reserves used in the business of the Magnesia Specialties segment.
****	The Company’s reserves presented in the State of Texas include limestone reserves used in the business of the cement product line.

	Total Annual Production (in tons) (add 000)			Number of years of production available at December 31, 2017
	For year ended December 31
Reportable Segment*	2017	2016	2015
Mid-America Group	70,340	67,431	62,846	100.8
Southeast Group	22,274	20,468	21,148	147.0
West Group	74,184	75,421	69,223	75.0

Total Aggregates Product Line	166,798	163,320	153,217	95.5

*	Prior year segment information has been reclassified to conform to the presentation of the Company’s current reportable segments.

Cement Product Line

As of December 31, 2017, the Company, through its subsidiaries, processed or shipped cement from six properties in one state, of which four are located on land owned by the Company free of major encumbrances and two are on leased land. The Company’s cement product line has production facilities located at two sites in Texas: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, north of San Antonio. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2017:

Plant	Rated Annual Productive Capacity-Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years
Midlothian, TX	2,200,000	Dry	2001	52
Hunter, TX	2,250,000	Dry	2013 and 1981	140
Total	4,450,000

Reserves identified with the facilities shown above are contained on approximately 2,844 acres of land owned by the Company. As of December 31, 2017, the Company estimated its total proven and probable limestone reserves on such land to be approximately 692 million tons.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2017, the Company, through its subsidiaries, also operated, directly or through third parties, five cement distribution terminals and owned the real estate at the California cement grinding and packaging facility it sold on September 30, 2015, which it expects to sell for non-cement use.

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

During 2017, the principal properties of the aggregates product line were believed to be utilized at average productive capacities of approximately 65% and were capable of supporting a higher level of market demand. However, during the Great Recession, the Company adjusted its production schedules to meet reduced demand for its products. For example, the Company has reduced operating hours at a number of its facilities, closed some of its facilities, and temporarily idled some of its facilities. In 2017, the Company’s aggregates product line operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $36.5 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idling could continue. The Company expects, however, as the economy continues to recover, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

During 2017 the Texas cement plants operated on average at 75% to 80% utilization. The Portland Cement Association (“PCA”) forecasts a 2.6% increase in demand in Texas in 2018 over 2017. The cement product line’s leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency. Due to the 24/7/365 nature of cement operations, significant gains in plant utilization and efficiency are typically achieved only during plant shutdowns.

The Company expects future organic earnings growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions. In the current operating environment where steel utilization is at levels close to or below 70% and the strength of the United States dollar pressures product competitiveness in international markets, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 71% utilization in 2017.

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

The Company was not required to pay any penalties in 2017 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2017 Financial Statements included under Item 8 of this Form 10-K and the 2017 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation” under Item 7 of this Form 10-K and the 2017 Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 9, 2018:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	55	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business

James A. J. Nickolas	47	Senior Vice President,	2017	Head, Corporate Development group,
		Chief Financial Officer		Caterpillar Inc. (January-July 2017), Group Chief Financial Officer of Caterpillar’s Resources Industries segment (October 2014-December 2016), Group Chief Financial Officer of Caterpillar’s Global Mining business unit (December 2012-September 2014)

Roselyn R. Bar	59	Executive Vice President;	2015	Senior Vice President (2005-2015)
		General Counsel;	2001
		Corporate Secretary	1997

Daniel L. Grant	63	Senior Vice President,	2013	Senior Vice President, Strategy &
		Strategy & Development		Development, Lehigh Hanson, Inc., a producer of construction materials, and a subsidiary of Heidelberg Cement (1995-2013)

Dana F. Guzzo	52	Senior Vice President;	2011	Chief Information Officer (2011-2015)
		Chief Accounting Officer;	2006
		Controller	2005

Donald A. McCunniff	60	Senior Vice President,	2011
		Human Resources

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). Information concerning stock prices and dividends paid is included under the caption “Quarterly Performance (Unaudited)” of the 2017 Annual Report, and that information is incorporated herein by reference. There were 912 holders of record of the Company’s Common Stock as of February 9, 2018.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	457,742	$218.46	457,742	14,668,891

November 1, 2017 – November 30, 2017	0	$—	0	14,668,891

December 1, 2017 – December 31, 2017	0	$—	0	14,668,891

Total	457,742	$218.46	457,742	14,668,891

(1)	The Company’s stock repurchase program, which currently authorizes the repurchase of 20 million shares of common stock, is approved by the Company’s Board of Directors from time to time, and updated as appropriate by the Board, and announced to the public by press release. The latest announcement on this topic was the Company’s press release dated February 10, 2015 that its Board of Directors had authorized the repurchase of up to 20 million shares of its outstanding common stock, which included 5 million shares authorized under the Company’s previous share repurchase program. Previous press releases announcing prior share repurchase programs and the related amounts of common stock included under the share repurchase authorizations were as follows: (i) press release dated August 15, 2007 (5 million shares); (ii) press release dated February 22, 2006 (5 million shares); and (iii) May 6, 1994 (2.5 million shares).

ITEM 6.	SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2017 Annual Report, and that information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2018” in the 2017 Annual Report is not incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2017 Annual Report, and that information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2017 Annual Report, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook 2018” in the 2017 Annual Report is not incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included under Item 8 of this Annual Report on Form 10K, “Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting,” and is incorporated by reference. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2017 (the “2018 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2018 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2018 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2018 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2018 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2017 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings—

for years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Earnings—

for years ended December 31, 2017, 2016, and 2015

Consolidated Balance Sheets—

at December 31, 2017 and 2016

Consolidated Statements of Cash Flows—

for years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Total Equity—

for years ended December 31, 2017, 2016, and 2015

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2017 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3)	Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b) Index of Exhibits

Exhibit No.

3.01	—Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

3.02	—Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on February 22, 2018) (Commission File No. 1-12744)

4.01	—Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1, filed on December 8, 1993 (SEC Registration No. 33-72648) (P)

4.02	—Article 5 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

4.03	—Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on February 22, 2018) (Commission File No. 1-12744)

4.04	—Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082))

4.05	—Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082)) (P)

4.06	—Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07	—Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08	—Third Supplemental Indenture, dated as of April 21, 2008, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $300,000,000 aggregate principal amount of 6.60% Senior Notes due 2018 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 21, 2008 (Commission File No. 1-12744))

4.09	—Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2014) (Commission File No. 1-12744)

4.10	—Indenture, dated as of July 2, 2014, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2014) (Commission File No. 1-12744)

4.11	—Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.09)

4.12	—Indenture, dated as of May 22, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 22, 2017) (Commission File No. 1-12744)

4.13	—First Supplemental Indenture, dated as of May 22, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the Senior Notes issued by the Company on May 22, 2017, in the form of the $300 million aggregate principal amount of Floating Rate Senior Notes due 2020 and $300 million aggregate principal amount of 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 22, 2017 (Commission File No. 1-12744))

4.14	—Form of Floating Rate Senior Notes due 2020 (included in Exhibit 4.13)

4.15	—Second Supplemental Indenture, dated as of December 20, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the Senior Notes issued by the Company on December 20, 2017, in the form of the $300 million aggregate principal amount of Floating Rate Senior Notes due 2019, $500 million aggregate principal amount of 3.500% Senior Notes due 2027, and $600 million aggregate principal amount of 4.250% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 20, 2017 (Commission File No. 1-12744))

4.16	—Form of Floating Rate Senior Notes due 2019 (included in Exhibit 4.15)

4.17	—Form of 3.500% Senior Notes due 2027 (included in Exhibit 4.15)

4.18	—Form of 4.250% Senior Notes due 2047 (included in Exhibit 4.15)

10.01	—$700,000,000 Credit Agreement dated as of December 5, 2016 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Deutsche Bank Securities Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 7, 2016) (Commission File No. 1-12744)

10.02	— Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03	—Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.04	—Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.05	—Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.06	—Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.07	—Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.08	—Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.09	—Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.10	—Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.11	—Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.12	—Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.13	—Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.14	—Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.15	—Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.16	—Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.17	—Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) (Commission File No. 1-12744)**

10.18	—Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.19	—Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.20	—Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.21	—Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.22	—Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.23	—Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017) (Commission File No. 1-12744)**

*12.01	—Computation of ratio of earnings to fixed charges for the year ended December 31, 2017

*13.01	—Excerpts from Martin Marietta Materials, Inc. 2017 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2017 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*21.01	—List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	—Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*23.02	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	—Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	—Certification dated February 23, 2018 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	—Certification dated February 23, 2018 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	—Certification dated February 23, 2018 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	—Certification dated February 23, 2018 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	—Mine Safety Disclosure Exhibit

*101.INS	—XBRL Instance Document

*101.SCH	—XBRL Taxonomy Extension Schema Document

*101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*101. DEF	—XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2018 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2018 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)	Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe		Deductions- describe		Balance at end of period
(Amounts in Thousands)
Year ended December 31, 2017
Allowance for doubtful accounts	$6,266	$—	$—		$3,876	(a)	$2,390
Allowance for uncollectible notes receivable	437	—	—		210	(a)	227
Inventory valuation allowance	134,862	9,099	—		—		143,961
Year ended December 31, 2016
Allowance for doubtful accounts	$6,940	$—	$—		$674	(a)	$6,266
Allowance for uncollectible notes receivable	585	—	—		148	(a)	437
Inventory valuation allowance	130,584	4,160	118	(b)	—		134,862
Year ended December 31, 2015
Allowance for doubtful accounts	$4,077	$2,863	$—		$—		$6,940
Allowance for uncollectible notes receivable	1,486	—	—		901	(a)	585
Inventory valuation allowance	119,189	13,365	1,400	(b)	3,370	(c)	130,584

(a)	Write off of uncollectible accounts and change in estimates.
(b)	Application of reserve policy to acquired inventories.
(c)	Divestitures.

ITEM 16.	FORM 10-K SUMMARY

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

Dated: February 23, 2018

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye C. Howard Nye	Chairman of the Board, President and Chief Executive Officer	February 23, 2018

/s/ James A. J. Nickolas James A. J. Nickolas	Senior Vice President and Chief Financial Officer	February 23, 2018

/s/ Dana F. Guzzo Dana F. Guzzo	Senior Vice President, Chief Accounting Officer and Controller	February 23, 2018

/s/ Sue W. Cole Sue W. Cole	Director	February 23, 2018

/s/ John J. Koraleski John J. Koraleski	Director	February 23, 2018

/s/ David G. Maffucci David G. Maffucci	Director	February 23, 2018

/s/ Laree E. Perez Laree E. Perez	Director	February 23, 2018

/s/ Michael J. Quillen Michael J. Quillen	Director	February 23, 2018

/s/ Dennis L. Rediker Dennis L. Rediker	Director	February 23, 2018

/s/ Donald W. Slager Donald W. Slager	Director	February 23, 2018

/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Director	February 23, 2018