Form 10-Q
period 2018-03-31
MARTIN MARIETTA MATERIALS INC
filed 2018-05-08
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2018
Common Stock, $0.01 par value	62,951,453

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,422,373	$1,446,364	$55,418
Accounts receivable, net	466,465	487,240	479,215
Inventories, net	606,794	600,591	537,000
Other current assets	106,298	96,965	51,609
Total Current Assets	2,601,930	2,631,160	1,123,242

Property, plant and equipment	6,523,364	6,498,067	6,211,813
Allowances for depreciation, depletion and amortization	(2,940,870)	(2,905,254)	(2,744,168)
Net property, plant and equipment	3,582,494	3,592,813	3,467,645
Goodwill	2,160,290	2,160,290	2,159,398
Operating permits, net	437,438	439,116	440,411
Other intangibles, net	61,338	67,233	67,318
Other noncurrent assets	104,560	101,899	135,777
Total Assets	$8,948,050	$8,992,511	$7,393,791

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$162,328	$183,638	$188,399
Accrued salaries, benefits and payroll taxes	23,329	44,255	22,760
Pension and postretirement benefits	12,812	13,652	8,136
Accrued insurance and other taxes	52,413	64,958	49,535
Current maturities of long-term debt and short-term facilities	300,006	299,909	290,048
Accrued interest	39,720	19,825	23,649
Other current liabilities	60,371	67,979	49,031
Total Current Liabilities	650,979	694,216	631,558

Long-term debt	2,728,102	2,727,294	1,556,246
Pension, postretirement and postemployment benefits	248,501	244,043	252,568
Deferred income taxes, net	413,570	410,723	667,160
Other noncurrent liabilities	227,068	233,758	210,305
Total Liabilities	4,268,220	4,310,034	3,317,837

Equity:
Common stock, par value $0.01 per share	628	628	626
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,381,280	3,368,007	3,349,813
Accumulated other comprehensive loss	(127,485)	(129,104)	(128,425)
Retained earnings	1,422,207	1,440,069	851,354
Total Shareholders' Equity	4,676,630	4,679,600	4,073,368
Noncontrolling interests	3,200	2,877	2,586
Total Equity	4,679,830	4,682,477	4,075,954
Total Liabilities and Equity	$8,948,050	$8,992,511	$7,393,791

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three-Months Ended
	March 31,
	2018	2017
	(In Thousands, Except Per Share Data)

Products and services revenues	$753,305	$792,316
Freight revenues	48,699	51,543
Total Revenues	802,004	843,859

Cost of revenues - products and services	641,620	644,617
Cost of revenues - freight	49,992	52,175
Total Cost of Revenues	691,612	696,792

Gross Profit	110,392	147,067

Selling, general & administrative expenses	70,121	69,535
Acquisition-related expenses	711	22
Other operating expense, net	479	360
Earnings from Operations	39,081	77,150

Interest expense	35,087	20,851
Other nonoperating income, net	(8,503)	(536)
Earnings before income tax expense	12,497	56,835
Income tax expense	2,457	14,528
Consolidated net earnings	10,040	42,307
Less: Net earnings (loss) attributable to noncontrolling interests	17	(27)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$10,023	$42,334

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$11,642	$44,596
Earnings (Loss) attributable to noncontrolling interests	17	(26)
	$11,659	$44,570
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$0.16	$0.67
Diluted attributable to common shareholders	$0.16	$0.67

Weighted-Average Common Shares Outstanding:
Basic	62,957	63,024
Diluted	63,222	63,319

Cash Dividends Per Common Share	$0.44	$0.42

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2018	2017
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$10,040	$42,307
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	76,821	70,376
Stock-based compensation expense	9,760	10,275
(Gain) Loss on divestitures and sales of assets	(951)	73
Deferred income taxes	2,029	2,827
Other items, net	(2,269)	(179)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	20,951	(21,305)
Inventories, net	(8,873)	(15,375)
Accounts payable	7,925	8,536
Other assets and liabilities, net	(10,421)	(23,670)
Net Cash Provided by Operating Activities	105,012	73,865

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(96,259)	(102,095)
Proceeds from divestitures and sales of assets	2,528	539
Payment of railcar construction advances	(8,430)	(37,011)
Reimbursement of railcar construction advances	8,430	37,011
Investments in life insurance contracts, net	99	181
Net Cash Used for Investing Activities	(93,632)	(101,375)

Cash Flows from Financing Activities:
Borrowings of debt	—	205,000
Repayments of debt	(13)	(45,012)
Payments on capital lease obligations	(829)	(761)
Debt issuance costs	(3,194)	—
Contributions by owners of noncontrolling interest	129	—
Dividends paid	(27,885)	(26,560)
Proceeds from exercise of stock options	2,801	3,917
Shares withheld for employees' income tax obligations	(6,380)	(3,695)
Repurchases of common stock	—	(99,999)
Net Cash (Used for) Provided by Financing Activities	(35,371)	32,890
Net (Decrease) Increase in Cash and Cash Equivalents	(23,991)	5,380
Cash and Cash Equivalents, beginning of period	1,446,364	50,038
Cash and Cash Equivalents, end of period	$1,422,373	$55,418

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENT OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	63,176	$630	$3,334,461	$(130,687)	$935,574	$4,139,978	$2,612	$4,142,590
Consolidated net earnings	—	—	—	—	42,334	42,334	(27)	42,307
Other comprehensive earnings, net of tax	—	—	—	2,262	—	2,262	1	2,263
Dividends declared	—	—	—	—	(26,560)	(26,560)	—	(26,560)
Issuances of common stock for stock award plans	60	1	5,077	—	—	5,078	—	5,078
Repurchases of common stock	(458)	(5)	—	—	(99,994)	(99,999)	—	(99,999)
Stock-based compensation expense	—	—	10,275	—	—	10,275	—	10,275
Balance at March 31, 2017	62,778	$626	$3,349,813	$(128,425)	$851,354	$4,073,368	$2,586	$4,075,954

Balance at December 31, 2017	62,873	$628	$3,368,007	$(129,104)	$1,440,069	$4,679,600	$2,877	$4,682,477
Consolidated net earnings	—	—	—	—	10,023	10,023	17	10,040
Other comprehensive earnings, net of tax	—	—	—	1,619	—	1,619	—	1,619
Dividends declared	—	—	—	—	(27,885)	(27,885)	—	(27,885)
Issuances of common stock for stock award plans	75	—	9,893	—	—	9,893	—	9,893
Shares withheld for employees' income tax obligations	—	—	(6,380)	—	—	(6,380)	—	(6,380)
Stock-based compensation expense	—	—	9,760	—	—	9,760	—	9,760
Contributions from owners of noncontrolling interest	—	—	—	—	—	—	306	306
Balance at March 31, 2018	62,948	$628	$3,381,280	$(127,485)	$1,422,207	$4,676,630	$3,200	$4,679,830

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of 282 quarries, mines and distribution yards to its customers in 30 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

The Company has a Magnesia Specialties business with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel and mining industries.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the required adoption of two new accounting pronouncements described below, the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three-months ended March 31, 2018 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the evaluation and accounting for revenue recognition under contracts with customers and enhances financial statement disclosures.  The Company implemented ASU 2014-09 using the modified retrospective approach.  The adoption resulted in insignificant changes to the Company’s policies in reporting revenues and had an immaterial impact on the Company’s financial position and results of operations but required new disclosures (see Note 2).

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides clarification or additional guidance on certain transactions and its classification on the statement of cash flows on a retrospective basis.  Notably, ASU 2016-15 states settlement proceeds from corporate-owned life insurance policies should be classified as investing activities and premiums paid may be presented as either investing or operating activities or a combination of both.  At March 31, 2017, the Company reclassified $181,000 from operating activities to investing activities.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Pending Accounting Pronouncement

Lease Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard, Accounting Codification Standard 842 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019.  The FASB recently proposed to eliminate the need for retrospective presentation of comparative financial statements and to allow the use of certain practical expedients in the adoption of the new standard.  The Company is currently assessing the impact of the new standard on the Company’s financial statements. The Company believes the new standard will have a material effect on its balance sheet but has not quantified the impact at this time.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$10,023	$42,334
Other comprehensive earnings, net of tax	1,619	2,262
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$11,642	$44,596

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$17	$(27)
Other comprehensive earnings, net of tax	—	1
Comprehensive earnings (loss) attributable to noncontrolling interests	$17	$(26)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three-Months Ended March 31, 2018
Balance at beginning of period	$(128,802)	$(22)	$(280)	$(129,104)
Other comprehensive loss before reclassifications, net of tax	—	(587)	—	(587)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,996	—	210	2,206
Other comprehensive earnings (loss), net of tax	1,996	(587)	210	1,619
Balance at end of period	$(126,806)	$(609)	$(70)	$(127,485)

	Three-Months Ended March 31, 2017
Balance at beginning of period	$(128,373)	$(1,162)	$(1,152)	$(130,687)
Other comprehensive earnings before reclassifications, net of tax	—	137	—	137
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,910	—	215	2,125
Other comprehensive earnings, net of tax	1,910	137	215	2,262
Balance at end of period	$(126,463)	$(1,025)	$(937)	$(128,425)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three-Months Ended March 31, 2018
Balance at beginning of period	$79,938	$178	$80,116
Tax effect of other comprehensive earnings	(658)	(137)	(795)
Balance at end of period	$79,280	$41	$79,321

	Three-Months Ended March 31, 2017
Balance at beginning of period	$82,044	$749	$82,793
Tax effect of other comprehensive earnings	(1,185)	(141)	(1,326)
Balance at end of period	$80,859	$608	$81,467

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three-Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings and
	2018	2017	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(585)	$(357)
Actuarial loss	3,239	3,452
	2,654	3,095	Other nonoperating income, net
Tax benefit	(658)	(1,185)	Income tax expense
	$1,996	$1,910

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$347	$356	Interest expense
Tax benefit	(137)	(141)	Income tax expense
	$210	$215

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three-months ended March 31, 2018 and 2017, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three-Months Ended
	March 31,
	2018	2017
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$10,023	$42,334
Less: Distributed and undistributed earnings attributable to unvested awards	63	153
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$9,960	$42,181

Basic weighted-average common shares outstanding	62,957	63,024
Effect of dilutive employee and director awards	265	295
Diluted weighted-average common shares outstanding	63,222	63,319

2.	Revenue Recognition

Total revenues include sales of products and services to customers, net of any discounts or allowances, and freight revenues.  Product revenues are recognized when control of the promised good is transferred to the customer, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and recognized using the percentage-of-completion method under the revenue-cost approach. Under the revenue-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs incurred to date as a percentage of total estimated project costs. The Company believes the revenue-cost approach is appropriate as the use of asphalt in a paving contract is relatively consistent with the performance of the paving service. Paving contracts, notably with governmental entities, may contain performance bonuses based on quality specifications. Given the uncertainty of meeting the criteria until the performance obligation is completed, performance bonuses are recognized as revenues when and if determined to be achieved. Performance bonuses are not material to the Company’s consolidated results of operations for the three-months ended March 31, 2018 and 2017.  Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistent with the timing of the product revenues.

Performance Obligations. Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price.  The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time.  Performance obligations within paving service agreements are satisfied over time, primarily ranging from one day to 20 months. For product revenues and freight revenues, customer payment terms are generally 30 days from invoice date. Customer payments for the paving operations are based on a contractual billing schedule and are due 30 days from invoice date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.Revenue Recognition (continued)

Future revenues from unsatisfied performance obligations at March 31, 2018 and 2017 were $88,054,000 and $145,921,000, respectively, where the remaining periods to complete these obligations ranged from one day to 20 months and one day to 11 months, respectively.

Sales Taxes. The Company is deemed to be an agent when collecting sales taxes from customers.  Sales taxes collected are initially recorded as liabilities until remitted to taxing authorities and are not reflected in the consolidated statements of earnings as revenues and expenses.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

	Three-Months Ended
	March 31, 2018
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$167,890	$10,891	$178,781
Southeast Group	77,563	2,676	80,239
West Group	442,983	30,739	473,722
Total Building Materials Business	688,436	44,306	732,742
Magnesia Specialties	64,869	4,393	69,262
Total	$753,305	$48,699	$802,004

	Three-Months Ended
	March 31, 2017
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$177,407	$11,612	$189,019
Southeast Group	86,726	3,556	90,282
West Group	463,881	32,100	495,981
Total Building Materials Business	728,014	47,268	775,282
Magnesia Specialties	64,302	4,275	68,577
Total	$792,316	$51,543	$843,859

Service revenues, which includes paving operations located in Colorado, were $11,143,000 and $16,000,000 for the three-months ended March 31, 2018 and 2017, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.Revenue Recognition (continued)

Contract Balances. Costs in excess of billings relate to the conditional right to consideration for completed contractual performance and are contract assets on the consolidated balance sheets. Costs in excess of billings are reclassified to accounts receivable when the right to consideration becomes unconditional. Billings in excess of costs relate to customers invoiced in advance of contractual performance and are contract liabilities on the consolidated balance sheets. The following table presents information about the Company’s contract balances:

(Dollars in Thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Costs in excess of billings	$2,827	$1,310	$1,815
Billings in excess of costs	$6,136	$7,204	$5,953

Revenue recognized from beginning balance of contract liabilities for the three-months ended March 31, 2018 and 2017 were $4,199,000 and $3,835,000, respectively.

Retainage represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer.  Included on the Company’s consolidated balance sheets, retainage was $4,824,000, $9,029,000 and $5,759,000 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Warranties. The Company’s construction contracts contain warranty provisions generally for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three-months ended March 31, 2018 and 2017.

Policy Elections. When the Company arranges third party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation.  Further, the Company acts as a principal in the delivery arrangements and the related revenues and costs are included in the consolidated statements of earnings.

3.	Inventories, Net

	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in Thousands)
Finished products	$563,315	$552,999	$495,793
Products in process and raw materials	62,857	62,761	61,815
Supplies and expendable parts	128,754	128,792	120,054
	754,926	744,552	677,662
Less: Allowances	(148,132)	(143,961)	(140,662)
Total	$606,794	$600,591	$537,000

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in Thousands)
6.60% Senior Notes, due 2018	$299,967	$299,871	$299,579
7% Debentures, due 2025	124,203	124,180	124,112
6.25% Senior Notes, due 2037	228,048	228,033	227,989
4.25% Senior Notes, due 2024	395,959	395,814	395,392
4.250% Senior Notes, due 2047	591,416	591,688	—
3.500% Senior Notes, due 2027	494,402	494,352	—
3.450% Senior Notes, due 2027	296,705	296,628	—
Floating Rate Senior Notes, due 2019, interest rate of 2.70% and 2.13% at March 31, 2018 and December 31, 2017, respectively	298,704	298,102	—
Floating Rate Notes, due 2020, interest rate of 2.55% and 2.10% at March 31, 2018 and December 31, 2017, respectively	298,408	298,227	—
Floating Rate Notes, due 2017, interest rate of 2.10% at March 31, 2017	—	—	298,878
Revolving Facility, due 2022, interest rate of 1.89% at March 31, 2017	—	—	210,000
Trade Receivable Facility, interest rate of 1.51% at March 31, 2017	—	—	290,000
Other notes	296	308	344
Total debt	3,028,108	3,027,203	1,846,294
Less: Current maturities of long-term debt and short-term facilities	(300,006)	(299,909)	(290,048)
Long-term debt	$2,728,102	$2,727,294	$1,556,246

The Company, through a wholly-owned special-purpose subsidiary, has a $300,000,000 trade receivable securitization facility (the Trade Receivable Facility) that is scheduled to mature September 26, 2018.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $349,283,000, $338,784,000 and $362,693,000 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month London Inter-bank Offered Rate, or LIBOR, plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt (continued)

The Company has a $700,000,000 five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at March 31, 2018.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2,301,000 of outstanding letters of credit issued under the Revolving Facility at March 31, 2018 and December 31, 2017 and $2,507,000 at March 31, 2017.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three-months ended March 31, 2018 and 2017, the Company recognized $347,000 and $356,000, respectively, as additional interest expense. The amortization of the terminated value of the forward starting interest rate swap agreements will be complete with the maturity of the related debt in April 2018.

5.	Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, bank overdrafts, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

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

Bank overdrafts, when applicable, represent amounts to be funded to financial institutions for checks that have cleared the bank. The estimated fair value of bank overdrafts approximates its carrying value due to the short-term nature of the overdraft.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amount due to the short-term nature of the payables.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Financial Instruments (continued)

The carrying values and fair values of the Company’s long-term debt were $3,028,108,000 and $3,037,069,000, respectively, at March 31, 2018; $3,027,203,000 and $3,144,902,000, respectively, at December 31, 2017; and $1,846,294,000 and $1,937,310,000, respectively, at March 31, 2017. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.

6.	Income Taxes

The Company’s effective income tax rate for the three-months ended March 31, 2018 was 19.7%.  The effective income tax rate reflects the effect of federal and state income taxes and the impact of differences in book and tax accounting arising from the net permanent benefits associated with the statutory depletion deduction for mineral reserves.  For the three-months ended March 31, 2018, the effective income tax rate also reflects two discrete events: a favorable impact of $1,325,000, or 1,060 basis points, related to the vesting and exercise of stock-based compensation awards and an unfavorable impact of $1,097,000, or 880 basis points, related to an estimate of the transition tax on undistributed foreign earnings, a provision of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The enactment of the 2017 Tax Act reduced the federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  Therefore, the effective income tax rate of 25.6% for the three-months ended March 31, 2017 is not comparable.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) to address situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  As such, due to the timing of the enactment date and the Company’s reporting periods, the Company recognized provisional amounts for the remeasurement of deferred tax assets and liabilities as of December 31, 2017 and transition tax on undistributed foreign earnings as of March 31, 2018, and continues to analyze and assess other provisions of the 2017 Tax Act.  In accordance with SAB 118, the Company may record additional provisional amounts during the measurement period not to extend beyond one year of the enactment date and expects the accounting to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018. Any future measurement period adjustments will be recognized as income tax expense or benefit in 2018.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three-Months Ended March 31,
	Pension		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in Thousands)
Service cost	$8,148	$6,572	$22	$24
Interest cost	8,361	9,008	125	185
Expected return on assets	(10,629)	(9,936)	—	—
Amortization of:
Prior service cost (credit)	26	78	(611)	(435)
Actuarial loss (gain)	3,296	3,524	(57)	(72)
Net periodic benefit cost (credit)	$9,202	$9,246	$(521)	$(298)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses while all other components are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

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

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $15,500,000 revolving line of credit agreement with BB&T with a maturity date of March 2020. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6,000,000 interest-only loan, due December 31, 2019, outstanding from this unconsolidated affiliate as of March 31, 2018, December 31, 2017 and March 31, 2017.  The interest rate is one-month LIBOR plus 1.75%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Business Segments

The Building Materials business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues, selling, general and administrative expenses, acquisition-related expenses, other operating income and expenses, net, and exclude interest expense, other nonoperating income and expenses, net, and taxes on income. Corporate loss from operations primarily includes depreciation on capitalized interest, unallocated expenses for corporate administrative functions, acquisition-related expenses, and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All debt and related interest expense is held at Corporate.

The following table displays selected financial data for the Company’s reportable business segments. Total revenues, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues which represent sales from one segment to another segment, which are eliminated. Prior-year information has been reclassified to conform to current year revenue presentation.

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$178,781	$189,019
Southeast Group	80,239	90,282
West Group	473,722	495,981
Total Building Materials Business	732,742	775,282
Magnesia Specialties	69,262	68,577
Total	$802,004	$843,859

Products and services revenues:
Mid-America Group	$167,890	$177,407
Southeast Group	77,563	86,726
West Group	442,983	463,881
Total Building Materials Business	688,436	728,014
Magnesia Specialties	64,869	64,302
Total	$753,305	$792,316

Earnings (Loss) from operations:
Mid-America Group	$6,167	$13,342
Southeast Group	2,041	10,115
West Group	34,951	61,232
Total Building Materials Business	43,159	84,689
Magnesia Specialties	21,237	19,881
Corporate	(25,315)	(27,420)
Total	$39,081	$77,150

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Revenues and Gross Profit

The Building Materials business includes the aggregates, cement, ready mixed concrete and asphalt and paving product lines. All cement, ready mixed concrete and asphalt and paving product lines reside in the West Group. The following table, which is reconciled to consolidated amounts, provides total revenues and gross profit by product line.

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$425,016	$451,055
Cement	89,183	93,554
Ready mixed concrete	218,537	222,378
Asphalt and paving services	16,365	21,737
Less: interproduct revenues	(60,665)	(60,710)
Products and services	688,436	728,014
Freight	44,306	47,268
Total Building Materials Business	732,742	775,282
Magnesia Specialties:
Products and services	64,869	64,302
Freight	4,393	4,275
Total Magnesia Specialties	69,262	68,577
Total	$802,004	$843,859

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$53,002	$78,954
Cement	23,734	30,780
Ready mixed concrete	15,641	19,790
Asphalt and paving services	(7,639)	(4,740)
Products and services	84,738	124,784
Freight	(119)	407
Total Building Materials Business	84,619	125,191
Magnesia Specialties:
Products and services	25,063	23,354
Freight	(1,174)	(1,039)
Total Magnesia Specialties	23,889	22,315
Corporate	1,884	(439)
Total	$110,392	$147,067

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	March 31,
	2018	2017
	(Dollars in Thousands)
Other current and noncurrent assets	$(9,032)	$(22,914)
Accrued salaries, benefits and payroll taxes	(13,833)	(21,335)
Accrued insurance and other taxes	(12,545)	(10,557)
Accrued income taxes	7,357	3,330
Accrued pension, postretirement and postemployment benefits	6,273	6,421
Other current and noncurrent liabilities	11,359	21,385
	$(10,421)	$(23,670)

Noncash investing and financing activities are as follows:

	March 31,
	2018	2017
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$35,639	$34,666
Acquisition of assets through capital lease	$192	$149

Supplemental disclosures of cash flow information are as follows:

	March 31,
	2018	2017
	(Dollars in Thousands)
Cash paid for interest	$12,458	$12,216
Cash (refund of) paid for income taxes	$(7,527)	$6,240

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Subsequent Events

Debt Repayment

The Company repaid the $300,000,000 of 6.60% Senior Notes with cash on hand on April 16, 2018, the maturity date.

Facility Limit Increase

On April 17, 2018, the Company and its wholly-owned subsidiary amended its Trade Receivable Facility to increase the facility limit to $400,000,000.

Bluegrass Acquisition

On April 27, 2018, the Company successfully completed its previously announced acquisition of Bluegrass Materials Company (Bluegrass), the largest privately-held, pure-play aggregates company in the United States, for $1,625,000,000 in cash.  Bluegrass’ operations include 23 active sites with more than 125 years of strategically-located, high-quality reserves, in Georgia, South Carolina, Tennessee, Maryland, Kentucky and Pennsylvania.  These operations complement the Company’s existing southeastern footprint and provides a new growth platform within the southern portion of the Northeast Megaregion.  The Company reached an agreement with the U.S. Department of Justice (DOJ), approved by the district court for the District of Columbia, which resolves all competition issues with respect to the acquisition.  Under the terms of the agreement with the DOJ, Martin Marietta divested its Forsyth aggregates quarry north of Atlanta, Georgia, and will divest Bluegrass’ Beaver Creek aggregates quarry in western Maryland.

The acquisition reflects a stock transaction where the Company acquired 100% of the voting interest.  The Company acquired accounts receivable; inventories; property, plant and equipment; intangible assets; prepaid and other assets; and assumed accounts payable; accrued liabilities and deferred tax assets and liabilities.  The Company did not acquire any of Bluegrass’ cash and cash equivalents nor did it assume any of Bluegrass’ outstanding debt.  The Company is in the process of determining the fair value of assets acquired and liabilities assumed, and as of May 8, 2018, the initial accounting for the business combination has not been completed.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of 282 quarries, mines and distribution yards to its customers in 30 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Plant Types	Quarries, Mines and Distribution Facilities	Quarries, Mines and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck and Railcar	Truck, Railcar and Water	Truck and Railcar

The Company also has a Magnesia Specialties business that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industry.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to the Company’s critical accounting policies during the three-months ended March 31, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall.  Thus, production and shipment levels vary by quarter.  Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize production, shipments and profitability in all markets served by the Company.  Because of the potentially significant impact of weather on the Company’s operations, current period and year-to-date results are not indicative of expected performance for other interim periods or the full year.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Company’s management believes that EBITDA may provide additional information with respect to the Company’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, EBITDA presented by the Company may not be comparable to similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$10,023	$42,334
Add back:
Interest expense	35,087	20,851
Income tax expense for controlling interests	2,438	14,522
Depreciation, depletion and amortization expense	75,714	70,007
Consolidated EBITDA	$123,262	$147,714

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

Significant items for the quarter ended March 31, 2018 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $802.0 million compared with $843.9 million
♦	Building Materials business products and services revenues of $688.4 million compared with $728.0 million and Magnesia Specialties product revenues of $64.9 million compared with $64.3 million
♦	Consolidated gross profit of $110.4 compared with $147.1 million
♦	Consolidated earnings from operations of $39.1 million compared with $77.2 million
♦	Net earnings attributable to Martin Marietta of $10.0 million compared with $42.3 million
♦	EBITDA of $123.3 million compared with $147.7 million
♦	Earnings per diluted share of $0.16 compared with $0.67

The following table presents total revenues, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments for the three-months ended March 31, 2018 and 2017. In each case, the data is stated as a percentage of total revenues of the Company or the relevant segment, as the case may be. Prior-year information has been reclassified to conform to current year revenue presentation.

	Three-Months Ended March 31,
	2018		2017
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business
Mid-America Group	$178,781	100.0	$189,019	100.0
Southeast Group	80,239	100.0	90,282	100.0
West Group	473,722	100.0	495,981	100.0
Total Building Materials Business	732,742	100.0	775,282	100.0
Magnesia Specialties	69,262	100.0	68,577	100.0
Total	$802,004	100.0	$843,859	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

	Three-Months Ended March 31,
	2018		2017
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business
Mid-America Group	$18,255	10.2	$26,285	13.9
Southeast Group	6,167	7.7	14,369	15.9
West Group	60,197	12.7	84,537	17.0
Total Building Materials Business	84,619	11.5	125,191	16.1
Magnesia Specialties	23,889	34.5	22,315	32.5
Corporate	1,884		(439)
Total	$110,392	13.8	$147,067	17.4

Selling, general & administrative expenses:
Building Materials Business
Mid-America Group	$13,130	7.3	$13,544	7.2
Southeast Group	4,416	5.5	4,352	4.8
West Group	26,132	5.5	25,074	5.1
Total Building Materials Business	43,678	6.0	42,970	5.5
Magnesia Specialties	2,602	3.8	2,388	3.5
Corporate	23,841		24,177
Total	$70,121	8.7	$69,535	8.2

Earnings (Loss) from operations:
Building Materials Business
Mid-America Group	$6,167	3.4	$13,342	7.1
Southeast Group	2,041	2.5	10,115	11.2
West Group	34,951	7.4	61,232	12.3
Total Building Materials Business	43,159	5.9	84,689	10.9
Magnesia Specialties	21,237	30.7	19,881	29.0
Corporate	(25,315)		(27,420)
Total	$39,081	4.9	$77,150	9.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

Building Materials Business

Products and services revenues by product line for the Building Materials business are as follows:

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Products and services revenues:
Aggregates	$425,016	$451,055
Cement	89,183	93,554
Ready Mixed Concrete	218,537	222,378
Asphalt and Paving	16,365	21,737
Less: Interproduct revenues	(60,665)	(60,710)
Total Building Materials Business	$688,436	$728,014

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three-Months Ended
	March 31, 2018
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	(9.9)%	4.9%
Southeast Group	(12.4)%	2.2%
West Group	(4.7)%	0.8%
Aggregates Product Line	(7.9)%	2.3%
(1)	Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

The average selling price by product line for the Building Materials business is as follows:

	Three-Months Ended
	March 31,
	2018	2017	% Change
Aggregates (per ton)	$14.04	$13.73	2.3%
Cement (per ton)	$106.86	$102.54	4.2%
Ready Mixed Concrete (per cubic yard)	$106.34	$105.84	0.5%
Asphalt (per ton)	$42.81	$37.97	12.7%

Average selling prices improved across all product lines and geographies despite lower shipment volumes.  Aggregates average selling price improvement was led by a 4.9% increase in the Mid-America Group, driven by continued price discipline and favorable product mix.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

	Three-Months Ended
	March 31,
	2018	2017
	(Tons in Thousands)
Shipments
Mid-America Group	11,473	12,738
Southeast Group	4,405	5,028
West Group	14,142	14,845
Aggregates Product Line	30,020	32,611

The following table presents shipments data for the Building Materials business by product line.

	Three-Months Ended
	March 31,
	2018	2017
Shipments
Aggregates Product Line (in thousands):
Tons to external customers	27,877	30,418
Internal tons used in other product lines	2,143	2,193
Total aggregates tons	30,020	32,611

Cement (in thousands):
Tons to external customers	527	606
Internal tons used in ready mixed concrete	298	299
Total cement tons	825	905

Ready Mixed Concrete (in thousands of cubic yards)	2,009	2,056

Asphalt (in thousands):
Tons to external customers	116	153
Internal tons used in paving business	76	124
Total asphalt tons	192	277

Aggregates shipments returned to levels more in-line with historical trends and patterns.  Winter weather traditionally limits the ability of outdoor contractors to perform work. First quarter aggregates shipments declined 7.9% compared with the prior-year quarter when the weather was unseasonably favorable. Additionally, the volume decline was impacted by transportation logistics issues in the first quarter 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

Aggregates shipments to the infrastructure market decreased 11% as significant precipitation and cold temperatures delayed the start to the construction season. As state Departments of Transportation (DOTs) and contractors continue to address labor constraints and the construction industry benefits from further regulatory reform, management remains confident that infrastructure demand will improve from the funding provided by the Fixing America’s Surface Transportation Act (FAST Act) and numerous state and local transportation initiatives. Overall, aggregates shipments to the infrastructure market comprised 36% of first-quarter aggregates volumes, well below the Company’s most recent five-year average of 43%.

Aggregates shipments to the nonresidential market decreased 10% overall, driven by weather-impacted challenges in office and retail construction activity.  Notably, the Mideast Division, and more specifically, the Ohio District, reported strong heavy industrial growth, as a large pipeline project commenced construction after obtaining long-awaited federal clearance.  Continued project approvals, coupled with higher oil prices, underpins management’s expectation that the next wave of large energy-sector projects, particularly along the Gulf Coast, should notably contribute to increased aggregates consumption.  The nonresidential market represented 31% of first-quarter aggregates shipments.

Aggregates shipments to the residential market, which tends to be the least weather-constrained end use, were flat for the first quarter. The outlook for residential construction remains robust across the Company’s geographic footprint, driven by favorable demographics, job growth, land availability and efficient permitting.  Notably, Texas, Florida, North Carolina, Georgia, Colorado and South Carolina, key geographies for the Building Materials business, comprised six of the top ten states for growth in single-family housing unit starts for the trailing-twelve-months ended March 2018.  The residential market accounted for 24% of first-quarter aggregates shipments.

Aggregates shipments to the ChemRock/Rail market declined 11% versus the prior-year quarter. Lower ballast shipments reflect weather constraints and the timing of certain purchases by East Coast railroads in the prior-year quarter.  Additionally, in line with expectations, agricultural lime shipments declined 8%, driven by more typical winter precipitation. The ChemRock/Rail market accounted for the remaining 9% of first-quarter aggregates shipments.

Magnesia Specialties Business

Magnesia Specialties reported first-quarter total revenues of $69.3 million compared with $68.6 million.  Gross profit was $23.9 million compared with $22.3 million and earnings from operations were $21.2 million compared with $19.9 million.  Lower contract services and maintenance costs contributed to increased profitability.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2017	$147,067
Aggregates product:
Volume	(36,976)
Pricing	10,956
Cost increase, net	68
Change in aggregates product gross profit	(25,952)
Cement products and downstream products and services	(14,094)
Magnesia Specialties products	1,709
Corporate	2,323
Freight	(661)
Change in consolidated gross profit	(36,675)
Consolidated gross profit, quarter ended March 31, 2018	$110,392

Gross profit (loss) by business is as follows:

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Gross profit (loss):
Products and services:
Building Materials Business
Aggregates	$53,002	$78,954
Cement	23,734	30,780
Ready Mixed Concrete	15,641	19,790
Asphalt and Paving	(7,639)	(4,740)
Products and services	84,738	124,784
Freight	(119)	407
Total Building Materials Business	84,619	125,191
Magnesia Specialties
Products and services	25,063	23,354
Freight	(1,174)	(1,039)
Total Magnesia Specialties	23,889	22,315
Corporate	1,884	(439)
Total	$110,392	$147,067

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

Cement outage costs, which reflect planned and unplanned plant shutdowns, were $7.3 million for the quarter compared with $4.4 million for the prior-year quarter.

Consolidated Operating Results

Consolidated SG&A was 8.7% of total revenues compared with 8.2% in the prior-year quarter. The increase of 50 basis points reflects the negative impact of weather on total revenues.  Earnings from operations for the quarter were $39.1 million compared with $77.2 million in 2017.

Among other items, other operating expense, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating expense, net, was $0.5 million in 2018 and $0.4 million in 2017.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the first quarter, nonoperating income, net, was $8.5 million and $0.5 million in 2018 and 2017, respectively.  Nonoperating income, net, for 2018 reflects a $5.2 million increase in interest income and an increase in equity investment income.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three-months ended March 31 was $105.0 million in 2018 compared with $73.9 million in 2017.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Three-Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Depreciation	$69,151	$62,988
Depletion	3,141	3,436
Amortization	4,529	3,952
	$76,821	$70,376

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2017 net cash provided by operating activities was $657.6 million, reflective of the reclassification of net proceeds and payments of corporate-owned life insurance of $0.3 million from operating activities to investing activities, compared with $73.9 million for the first three months of 2017.

During the three-months ended March 31, 2018, the Company paid $96.3 million for capital investments. Full-year capital spending is expected to approximate $450 million to $500 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

deems appropriate. The Company did not make any repurchases of common stock during the first quarter.  At March 31, 2018, 14,669,000 shares of common stock were remaining under the Company’s repurchase authorization.

On April 27, 2018, the Company successfully completed its previously announced acquisition of Bluegrass Materials Company (Bluegrass), the largest privately-held, pure-play aggregates company in the United States, for $1.625 billion in cash.  Bluegrass’ operations include 23 active sites with more than 125 years of strategically-located, high-quality reserves in Georgia, South Carolina, Tennessee, Maryland, Kentucky and Pennsylvania.  These operations complement the Company’s existing southeastern footprint and provides a new growth platform within the southern portion of the Northeast Megaregion.  The Company reached an agreement with the U.S. Department of Justice (DOJ), approved by the district court for the District of Columbia, which resolves all competition issues with respect to the acquisition.  Under the terms of the agreement with the DOJ, Martin Marietta divested its Forsyth aggregates quarry north of Atlanta, Georgia, and will divest Bluegrass’ Beaver Creek aggregates quarry in western Maryland.  The acquisition reflects a stock transaction where the Company acquired 100% of the voting interest.  The Company did not acquire any of Bluegrass’ cash and cash equivalents nor did it assume any of Bluegrass’ outstanding debt.  The Company expects to realize annual synergies of approximately $15 million within twelve months of the transaction’s close date.

The $700 million Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the $300 million Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

The Ratio is calculated as debt, including debt for which the Company is a co-borrower, divided by consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months.  Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA.  Certain other nonrecurring items, if they occur, can affect the calculation of consolidated EBITDA.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

At March 31, 2018, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 1.62 times and was calculated as follows:

April 1, 2017 to
March 31, 2018
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$681,031
Add back:
Interest expense	105,723
Depreciation, depletion and amortization expense	299,822
Stock-based compensation expense	29,945
Acquisition-related expenses	9,292
Deduct:
Interest income	(5,814)
Income tax benefit	(106,599)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,013,400
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at March 31, 2018	$1,643,372
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at March 31, 2018 for the trailing-twelve months EBITDA	1.62x

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, and certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future.  The Company financed the Bluegrass acquisition using proceeds from issuances of senior notes in December 2017 and borrowings under credit facilities.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. Subsequent to borrowings made to partially finance the Bluegrass acquisition, the Company had $502.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility expires on December 5, 2021 and the Trade Receivable Facility expires on September 26, 2018.

The Company repaid the $300 million of 6.60% Senior Notes with cash on hand on April 16, 2018, the maturity date.

On April 17, 2018, the Company and its wholly-owned subsidiary amended its Trade Receivable Facility to increase the facility limit to $400,000,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

On May 22, 2017, the Company issued $300 million aggregate principal amount of Floating Rate Senior Notes due in 2020 and $300 million aggregate principal amount of 3.450% Senior Notes due in 2027.  On December 20, 2017, the Company issued $300 million aggregate principal amount of Floating Rate Senior Notes due 2019, $500 million aggregate principal amount of 3.500% Senior Notes due 2027 and $600 million aggregate principal amount of 4.250% Senior Notes due 2047.  The Company repaid $300 million aggregate principal amount of Floating Rate Senior at its maturity in June 2017.

The Company is exposed to the credit markets, through the interest cost related to its variable-rate debt, which included borrowings under its Revolving Facility and Trade Receivable Facility and the obligations in respect of the Floating Rate Notes.  The Company is currently rated at an investment-grade level by all three credit rating agencies.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2017.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Company remains optimistic about the Company’s about its near-term and long-term outlook given its continued ability to successfully execute its strategic business plan and the largely positive trends in the markets it serves.  The Company expects growth in all three primary construction end-use markets as the current broad-based recovery continues on a steady and extended basis.

Management reaffirms its full-year 2018 guidance for its legacy business.  Specifically:

♦	Heritage aggregates average selling price is expected to increase in a range of 3% to 5% and shipments by end-use market compared with 2017 levels are as follows:
•	Infrastructure shipments to increase in the mid-single digits.
•	Nonresidential shipments to increase in the low- to mid-single digits.
•	Residential shipments to increase in the high-single digits.
•	ChemRock/Rail shipments to remain stable.

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

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results.  These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, give the investor the Company’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

as "anticipate," "expect," "should be," "believe," “will,” and other words of similar meaning in connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: include, the performance of the United States economy, including shipment declines resulting from economic events beyond the Company’s control; widespread decline in aggregates pricing, including a decline in aggregates volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal, and  state or local transportation funding, most particularly in Texas, North Carolina, Iowa, Colorado, Georgia and Maryland, including a significant change in the funding patterns for federal, state and/or local infrastructure projects or the United States Congress’ inability to reach agreement among themselves or with the current Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves, volatility in the commencement of infrastructure projects and other funding pressures that impact profitability; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown decline in energy-related construction activity  resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline, particularly in Texas; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean and Gulf Coast hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes and profitability; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts;  construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, and locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, North Carolina and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products;  a trade dispute with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs;  the concentration of customers in construction markets and the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2018

(Continued)

increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;  the possibility that the expected synergies from acquisitions (including the acquisition of Bluegrass) will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; reduction of the Company’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Company’s filings with the SEC.  Other factors besides those listed here may also adversely affect the Company, and may be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

You should consider these forward-looking statements in light of risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, the Current Report on Form 8-K filed on March 16, 2018 and other periodic filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of the Company’s forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2017, by writing to:

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

For the Quarter Ended March 31, 2018

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve raised the federal funds rate to 1.7% during the three-months ended March 31, 2018. The residential construction market accounted for 21% of the Company’s aggregates product line shipments in 2017.

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

Variable-Rate Borrowing Facilities. At March 31, 2018, the Company had a $700 million Credit Agreement and a $300 million Trade Receivable Facility. The Company also has $600 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $600.0 million, which was the collective outstanding balance at March 31, 2018, would increase interest expense by $6.0 million on an annual basis.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2018 coal requirements.  Energy prices for the three-months ended March 31, 2018 increased 20% over the prior-year quarter.  A hypothetical 20% change in the Company’s energy prices for the full year 2018 as compared with 2017, assuming constant volumes, would change full year 2018 energy expense by $50.0 million.

Commodity Risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming total revenues for cement for full-year 2018 of $415 million to $445 million, a hypothetical 10% change in sales price would impact net sales by $41.5 million to $44.5 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

(Continued)

Item 4. Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	14,668,891
February 1, 2018 - February 28, 2018	—	$—	—	14,668,891
March 1, 2018 - March 31, 2018	—	$—	—	14,668,891

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2018

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated May 8, 2018 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 8, 2018 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 8, 2018 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 8, 2018 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 8, 2018	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer