Form 10-Q
period 2018-06-30
MARTIN MARIETTA MATERIALS INC
filed 2018-07-27
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2018
Common Stock, $0.01 par value	63,011,972

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2018	2017	2017
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$33,779	$1,446,364	$36,722
Accounts receivable, net	675,570	487,240	570,618
Inventories, net	650,917	600,591	549,865
Other current assets	96,887	96,965	87,092
Total Current Assets	1,457,153	2,631,160	1,244,297

Property, plant and equipment	8,118,705	6,498,067	6,306,083
Allowances for depreciation, depletion and amortization	(3,005,279)	(2,905,254)	(2,800,823)
Net property, plant and equipment	5,113,426	3,592,813	3,505,260
Goodwill	2,401,505	2,160,290	2,160,060
Operating permits, net	435,761	439,116	437,713
Other intangibles, net	78,925	67,233	65,526
Other noncurrent assets	109,982	101,899	103,004
Total Assets	$9,596,752	$8,992,511	$7,515,860

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$—	$3,794
Accounts payable	188,761	183,638	187,227
Accrued salaries, benefits and payroll taxes	38,870	44,255	36,202
Pension and postretirement benefits	13,089	13,652	8,802
Accrued insurance and other taxes	61,615	64,958	59,958
Current maturities of long-term debt and short-term facilities	320,046	299,909	140,037
Accrued interest	15,696	19,825	18,746
Other current liabilities	71,056	67,979	79,559
Total Current Liabilities	709,133	694,216	534,325

Long-term debt	2,898,876	2,727,294	1,641,944
Pension, postretirement and postemployment benefits	249,967	244,043	253,908
Deferred income taxes, net	644,469	410,723	663,414
Other noncurrent liabilities	238,837	233,758	221,738
Total Liabilities	4,741,282	4,310,034	3,315,329

Equity:
Common stock, par value $0.01 per share	629	628	627
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,389,028	3,368,007	3,355,992
Accumulated other comprehensive loss	(125,883)	(129,104)	(125,906)
Retained earnings	1,579,674	1,440,069	967,058
Total Shareholders' Equity	4,843,448	4,679,600	4,197,771
Noncontrolling interests	12,022	2,877	2,760
Total Equity	4,855,470	4,682,477	4,200,531
Total Liabilities and Equity	$9,596,752	$8,992,511	$7,515,860

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)

Products and services revenues	$1,128,777	$996,843	$1,882,082	$1,789,159
Freight revenues	73,626	66,681	122,325	118,224
Total Revenues	1,202,403	1,063,524	2,004,407	1,907,383

Cost of revenues - products and services	812,430	722,195	1,454,049	1,366,813
Cost of revenues - freight	74,056	67,235	124,049	119,410
Total Cost of Revenues	886,486	789,430	1,578,098	1,486,223

Gross Profit	315,917	274,094	426,309	421,160

Selling, general & administrative expenses	71,070	68,373	141,191	137,908
Acquisition-related expenses, net	12,126	1,982	12,836	2,004
Other operating income, net	(31,232)	(9,113)	(30,752)	(8,754)
Earnings from Operations	263,953	212,852	303,034	290,002

Interest expense	32,971	24,045	68,059	44,896
Other nonoperating income, net	(7,122)	(5,420)	(15,626)	(5,956)
Earnings before income tax expense	238,104	194,227	250,601	251,062
Income tax expense	52,601	51,986	55,058	66,514
Consolidated net earnings	185,503	142,241	195,543	184,548
Less: Net earnings (loss) attributable to noncontrolling interests	126	(38)	143	(65)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$185,377	$142,279	$195,400	$184,613

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$186,979	$144,798	$198,621	$189,394
Earnings (Loss) attributable to noncontrolling interests	126	(37)	144	(63)
	$187,105	$144,761	$198,765	$189,331
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$2.94	$2.26	$3.10	$2.92
Diluted attributable to common shareholders	$2.92	$2.25	$3.08	$2.91

Weighted-Average Common Shares Outstanding:
Basic	63,021	62,858	62,989	62,961
Diluted	63,285	63,141	63,253	63,246

Cash Dividends Per Common Share	$0.44	$0.42	$0.88	$0.84

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	June 30,
	2018	2017
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$195,543	$184,548
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	163,545	146,102
Stock-based compensation expense	17,098	17,727
Gain on divestitures and sales of assets	(33,527)	(17,514)
Deferred income taxes	14,986	2,464
Other items, net	(4,757)	(4,669)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(157,603)	(112,708)
Inventories, net	(7,133)	(28,240)
Accounts payable	44,266	11,663
Other assets and liabilities, net	5,615	29,950
Net Cash Provided by Operating Activities	238,033	229,323

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(188,270)	(216,089)
Acquisitions, net	(1,645,698)	(2,200)
Proceeds from divestitures and sales of assets	58,213	32,089
Payment of railcar construction advances	(28,306)	(40,930)
Reimbursement of railcar construction advances	28,306	40,930
Investments in life insurance contracts, net	424	276
Net Cash Used for Investing Activities	(1,775,331)	(185,924)

Cash Flows from Financing Activities:
Borrowings of debt	665,000	941,244
Repayments of debt	(475,025)	(845,023)
Payments of deferred acquisition consideration	(1,426)	-
Payments on capital lease obligations	(1,725)	(1,752)
Debt issuance costs	(3,194)	(1,055)
Change in bank overdraft	—	3,795
Contributions by owners of noncontrolling interest	—	211
Dividends paid	(55,795)	(53,135)
Proceeds from exercise of stock options	6,943	7,937
Shares withheld for employees' income tax obligations	(10,065)	(8,938)
Repurchases of common stock	—	(99,999)
Net Cash Provided by (Used for) Financing Activities	124,713	(56,715)
Net Decrease in Cash and Cash Equivalents	(1,412,585)	(13,316)
Cash and Cash Equivalents, beginning of period	1,446,364	50,038
Cash and Cash Equivalents, end of period	$33,779	$36,722

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	63,176	$630	$3,334,461	$(130,687)	$935,574	$4,139,978	$2,612	$4,142,590
Consolidated net earnings	—	—	—	—	184,613	184,613	(65)	184,548
Other comprehensive earnings, net of tax	—	—	—	4,781	—	4,781	2	4,783
Dividends declared	—	—	—	—	(53,135)	(53,135)	—	(53,135)
Issuances of common stock for stock award plans	122	2	12,742	—	—	12,744	—	12,744
Shares withheld for employees' income tax obligations	—	—	(8,938)	—	—	(8,938)	—	(8,938)
Repurchases of common stock	(458)	(5)	—	—	(99,994)	(99,999)	—	(99,999)
Stock-based compensation expense	—	—	17,727	—	—	17,727	—	17,727
Contributions by owners of noncontrolling interest	—	—	—	—	—	—	211	211
Balance at June 30, 2017	62,840	$627	$3,355,992	$(125,906)	$967,058	$4,197,771	$2,760	$4,200,531

Balance at December 31, 2017	62,873	$628	$3,368,007	$(129,104)	$1,440,069	$4,679,600	$2,877	$4,682,477
Consolidated net earnings	—	—	—	—	195,400	195,400	143	195,543
Other comprehensive earnings, net of tax	—	—	—	3,221	—	3,221	1	3,222
Dividends declared	—	—	—	—	(55,795)	(55,795)	—	(55,795)
Issuances of common stock for stock award plans	139	1	13,988	—	—	13,989	—	13,989
Shares withheld for employees' income tax obligations	—	—	(10,065)	—	—	(10,065)	—	(10,065)
Stock-based compensation expense	—	—	17,098	—	—	17,098	—	17,098
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	9,001	9,001
Balance at June 30, 2018	63,012	$629	$3,389,028	$(125,883)	$1,579,674	$4,843,448	$12,022	$4,855,470

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards to its customers in 30 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

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

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the required adoption of two new accounting pronouncements described below, the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three- and six-months ended June 30, 2018 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which changes the evaluation and accounting for revenue recognition under contracts with customers and enhances financial statement disclosures.  The Company implemented ASU 2014-09 using the modified retrospective approach.  The adoption had an immaterial impact on the Company’s financial position and results of operations but required new disclosures (see Note 2).

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides clarification or additional guidance on certain transactions and its classification on the statement of cash flows on a retrospective basis.  The adoption had an immaterial impact on the Company’s statement of cash flows.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Pending Accounting Pronouncement

Lease Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard, Accounting Codification Standard 842 – Leases, intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded on the balance sheet and provides guidance on the recognition of lease expense and income.  The new standard is effective January 1, 2019.  The FASB recently proposed to eliminate the need for retrospective presentation of comparative financial statements and to allow the use of certain practical expedients in the adoption of the new standard.  The Company has developed an implementation plan and is currently gathering data to further assess the impact of the ASU on its financial statements. The adoption is anticipated to have a material impact on assets and liabilities due to the recognition of lease rights and obligations on its balance sheet effective January 1, 2019.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$185,377	$142,279	$195,400	$184,613
Other comprehensive earnings, net of tax	1,602	2,519	3,221	4,781
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$186,979	$144,798	$198,621	$189,394

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$126	$(38)	$143	$(65)
Other comprehensive earnings, net of tax	—	1	1	2
Comprehensive earnings (loss) attributable to noncontrolling interests	$126	$(37)	$144	$(63)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three-Months Ended June 30, 2018
Balance at beginning of period	$(126,806)	$(609)	$(70)	$(127,485)
Other comprehensive loss before reclassifications, net of tax	—	(476)	—	(476)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	2,008	—	70	2,078
Other comprehensive earnings (loss), net of tax	2,008	(476)	70	1,602
Balance at end of period	$(124,798)	$(1,085)	$—	$(125,883)

	Three-Months Ended June 30, 2017
Balance at beginning of period	$(126,463)	$(1,025)	$(937)	$(128,425)
Other comprehensive earnings before reclassifications, net of tax	—	389	—	389
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1,910	—	220	2,130
Other comprehensive earnings, net of tax	1,910	389	220	2,519
Balance at end of period	$(124,553)	$(636)	$(717)	$(125,906)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Six-Months Ended June 30, 2018
Balance at beginning of period	$(128,802)	$(22)	$(280)	$(129,104)
Other comprehensive loss before reclassifications, net of tax	—	(1,063)	—	(1,063)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	4,004	—	280	4,284
Other comprehensive earnings (loss), net of tax	4,004	(1,063)	280	3,221
Balance at end of period	$(124,798)	$(1,085)	$—	$(125,883)

	Six-Months Ended June 30, 2017
Balance at beginning of period	$(128,373)	$(1,162)	$(1,152)	$(130,687)
Other comprehensive earnings before reclassifications, net of tax	—	526	—	526
Amounts reclassified from accumulated other comprehensive earnings, net of tax	3,820	—	435	4,255
Other comprehensive earnings, net of tax	3,820	526	435	4,781
Balance at end of period	$(124,553)	$(636)	$(717)	$(125,906)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three-Months Ended June 30, 2018
Balance at beginning of period	$79,280	$41	$79,321
Tax effect of other comprehensive earnings	(661)	(41)	(702)
Balance at end of period	$78,619	$-	$78,619

	Three-Months Ended June 30, 2017
Balance at beginning of period	$80,859	$608	$81,467
Tax effect of other comprehensive earnings	(1,184)	(144)	(1,328)
Balance at end of period	$79,675	$464	$80,139

	Six-Months Ended June 30, 2018
Balance at beginning of period	$79,938	$178	$80,116
Tax effect of other comprehensive earnings	(1,319)	(178)	(1,497)
Balance at end of period	$78,619	$-	$78,619

	Six-Months Ended June 30, 2017
Balance at beginning of period	$82,044	$749	$82,793
Tax effect of other comprehensive earnings	(2,369)	(285)	(2,654)
Balance at end of period	$79,675	$464	$80,139

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three-Months Ended		Six-Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2018	2017	2018	2017	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(400)	$(358)	(985)	(716)
Actuarial loss	3,069	3,452	6,308	6,905
	2,669	3,094	5,323	6,189	Other nonoperating income, net
Tax benefit	(661)	(1,184)	(1,319)	(2,369)	Income tax expense
	$2,008	$1,910	$4,004	$3,820

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$111	$364	$458	$720	Interest expense
Tax benefit	(41)	(144)	(178)	(285)	Income tax expense
	$70	$220	$280	$435

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three- and six-months ended June 30, 2018 and 2017, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$185,377	$142,279	$195,400	$184,613
Less: Distributed and undistributed earnings attributable to unvested awards	317	413	378	553
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$185,060	$141,866	$195,022	$184,060

Basic weighted-average common shares outstanding	63,021	62,858	62,989	62,961
Effect of dilutive employee and director awards	264	283	264	285
Diluted weighted-average common shares outstanding	63,285	63,141	63,253	63,246

2.	Revenue Recognition

Total revenues include sales of products and services to customers, net of any discounts or allowances, and freight revenues.  Product revenues are recognized when control of the promised good is transferred to the customer, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and recognized using the percentage-of-completion method under the revenue-cost approach. Under the revenue-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs incurred to date as a percentage of total estimated project costs. The Company believes the revenue-cost approach is appropriate as the use of asphalt in a paving contract is relatively consistent with the performance of the paving service. Paving contracts, notably with governmental entities, may contain performance bonuses based on quality specifications. Given the uncertainty of meeting the criteria until the performance obligation is completed, performance bonuses are recognized as revenues when and if determined to be achieved. Performance bonuses are not material to the Company’s consolidated results of operations for the three- and six-months ended June 30, 2018 and 2017.  Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistent with the timing of the product revenues.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Revenue Recognition (continued)

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

Future revenues from unsatisfied performance obligations at June 30, 2018 and 2017 were $128,953,000 and $147,698,000, respectively, where the remaining periods to complete these obligations ranged from one month to 13 months and one month to 22 months, respectively.

Sales Taxes. The Company is deemed to be an agent when collecting sales taxes from customers.  Sales taxes collected are initially recorded as liabilities until remitted to taxing authorities and are not reflected in the consolidated statements of earnings as revenues and expenses.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

	Three-Months Ended
	June 30, 2018
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$325,578	$25,014	$350,592
Southeast Group	109,082	3,881	112,963
West Group	625,960	39,926	665,886
Total Building Materials Business	1,060,620	68,821	1,129,441
Magnesia Specialties	68,157	4,805	72,962
Total	$1,128,777	$73,626	$1,202,403

	Three-Months Ended
	June 30, 2017
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$269,914	$20,984	$290,898
Southeast Group	88,538	3,810	92,348
West Group	572,663	37,586	610,249
Total Building Materials Business	931,115	62,380	993,495
Magnesia Specialties	65,728	4,301	70,029
Total	$996,843	$66,681	$1,063,524

Service revenues, which include paving operations located in Colorado, were $69,569,000 and $69,051,000 for the three-months ended June 30, 2018 and 2017, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Revenue Recognition (continued)

	Six-Months Ended
	June 30, 2018
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$493,468	$35,905	$529,373
Southeast Group	186,646	6,556	193,202
West Group	1,068,943	70,665	1,139,608
Total Building Materials Business	1,749,057	113,126	1,862,183
Magnesia Specialties	133,025	9,199	142,224
Total	$1,882,082	$122,325	$2,004,407

	Six-Months Ended
	June 30, 2017
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$447,321	$32,597	$479,918
Southeast Group	175,264	7,366	182,630
West Group	1,036,545	69,685	1,106,230
Total Building Materials Business	1,659,130	109,648	1,768,778
Magnesia Specialties	130,029	8,576	138,605
Total	$1,789,159	$118,224	$1,907,383

Service revenues, which include paving operations located in Colorado, were $80,712,000 and $85,051,000 for the six-months ended June 30, 2018 and 2017, respectively.

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

(Dollars in Thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Costs in excess of billings	$6,581	$1,310	$10,990
Billings in excess of costs	$7,843	$7,204	$5,194

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Revenue Recognition (continued)

Revenues recognized from the beginning balance of contract liabilities for the three-months ended June 30, 2018 and 2017 were $4,066,000 and $3,683,000, respectively, and for the six-months ended June 30, 2018 and 2017 were $6,162,000 and $7,465,000, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer.  Included on the Company’s consolidated balance sheets, retainage was $6,578,000, $9,029,000 and $4,150,000 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Warranties. The Company’s construction contracts generally contain warranty provisions generally for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three- and six-months ended June 30, 2018 and 2017.

Policy Elections. When the Company arranges third party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation.  Further, the Company acts as a principal in the delivery arrangements and, as required by the accounting standard, the related revenues and costs are presented gross and are included in the consolidated statements of earnings.
3.	Business Combination

On April 27, 2018, the Company successfully completed its previously announced acquisition of Bluegrass Materials Company (Bluegrass), the largest privately-held, pure-play aggregates company in the United States, for approximately $1,623,000,000 in cash, subject to a working capital adjustment.  Bluegrass’ operations include 23 active sites with more than 125 years of reserves, collectively, in Georgia, South Carolina, Tennessee, Maryland, Kentucky and Pennsylvania.  These operations complement the Company’s existing southeastern footprint in its Mid-America and Southeast Groups and provide a new growth platform within Maryland and Kentucky.  The Company reached an agreement with the U.S. Department of Justice (DOJ), approved by the federal district court for the District of Columbia, which resolved all competition issues with respect to the acquisition.  Under the terms of the agreement with the DOJ, Martin Marietta divested its heritage Forsyth aggregates quarry north of Atlanta, Georgia, and the legacy Bluegrass Beaver Creek aggregates quarry in western Maryland.  In connection with the sale of its Forsyth quarry, the Company recognized a pretax gain of $14,785,000, which is included in acquisition-related expenses, net, in the consolidated statements of earnings and comprehensive earnings. There was no gain or loss on the Beaver Creek divestiture.

The Bluegrass acquisition was a stock transaction wherein the Company acquired 100% of the voting interest of the owners.  The Company acquired accounts receivable; inventories; property, plant and equipment, which primarily consists of mineral reserves; intangible assets; prepaid and other assets; and assumed accounts payable; accrued liabilities and deferred tax liabilities, net.  The Company did not assume any of Bluegrass’ outstanding debt.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Business Combination (continued)

The Company has determined preliminary fair values of the assets acquired and liabilities assumed.  Although initial accounting for the business combination has been recorded, these amounts are subject to change during the measurement period which extends no longer than one year from consummation date based on additional reviews, such as asset verification and completion of deferred tax estimates based on the determination of the historic tax basis in assets acquired. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, inventory; property, plant and equipment; other assets; goodwill; accounts payable and accrued expenses; and deferred income tax liabilities.  Therefore, the measurement period remains open as of June 30, 2018.  The following is a summary of the estimated fair values of the assets acquired and the liabilities assumed (dollars in thousands).

Assets:
Cash	$1,159
Receivables	30,711
Inventory	46,785
Other current assets	1,043
Property, plant and equipment	1,525,655
Intangible assets, other than goodwill	19,125
Goodwill	242,142
Total assets	1,866,620

Liabilities:
Accounts payable and accrued expenses	18,033
Deferred income tax liabilities, net	217,229
Noncontrolling interest	9,001
Total liabilities	244,263

Total consideration	$1,622,357

Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed and reflects projected operating synergies from the transaction, including expected overhead savings.  It has not yet been determined if any of the goodwill generated by the transaction will be deductible for income tax purposes.

Total revenues and earnings from operations attributable to acquired operations included in the consolidated earnings statements for the three- and six-months ended June 30, 2018 were $46,351,000 and $6,745,000, respectively.

Acquisition-related expenses were $26,911,000 and $27,621,000 for the three- and six-months ended June 30, 2018, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Business Combination (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Bluegrass as though the companies were combined as of January 1, 2017.  Financial information for periods prior to the April 27, 2018 acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that result from the combination.  Consistent with the assumed acquisition date of January 1, 2017, the pro forma financial results for the six-months ended June 30, 2017 include acquisition-related expenses of $26,100,000, the $14,785,000 gain on the required divestiture of assets and the one-time $19,893,000 increase in cost of sales for the sale of acquired inventory.

The pro forma financial statements do not purport to project the future financial position or operating results of the combined company.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars in Thousands, except per share data)
Total revenues	$1,218,904	$1,121,258	$2,059,816	$2,005,775
Net earnings attributable to Martin Marietta	$207,886	$140,338	$216,756	$150,011
Diluted EPS	$3.28	$2.22	$3.43	$2.37

4.	Goodwill and Other Intangibles

	Mid-America	Southeast	West
	Group	Group	Group	Total
	(Dollars in Thousands)
Balance at January 1, 2018	$281,403	$50,346	$1,828,541	$2,160,290
Acquisitions	148,326	93,816	—	242,142
Divestitures	—	(927)	—	(927)
Balance at June 30, 2018	$429,729	$143,235	$1,828,541	$2,401,505

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Other Intangibles (continued)

Intangible assets subject to amortization consist of the following:

	Gross Amount	Accumulated Amortization	Net Balance
(Dollars in Thousands)	June 30, 2018
Noncompetition agreements	$6,274	$(6,162)	$112
Customer relationships	65,348	(19,480)	45,868
Operating permits	458,952	(29,790)	429,162
Use rights and other	16,496	(10,763)	5,733
Trade names	12,800	(9,076)	3,724
Total	$559,870	$(75,271)	$484,599

Intangible assets deemed to have an indefinite life and not being amortized consist of the following:

	Building Materials Business	Magnesia Specialties	Total
(Dollars in Thousands)	June 30, 2018
Operating permits	$6,600	$—	$6,600
Use rights	20,642	—	20,642
Trade names	280	2,565	2,845
Total	$27,522	$2,565	$30,087

Intangibles acquired during the year are as follows:

(Dollars in Thousands)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$20,620	12 years

Not subject to amortization:
Water rights	1,100	N/A
Total	$21,720

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Other Intangibles (continued)

Total amortization expense for intangible assets for the six-months ended June 30, 2018 and 2017 was $7,108,000 and $7,167,000, respectively.

The estimated amortization expense for intangible assets for the second half of 2018 and for each of the next four years and thereafter is as follows:

(Dollars in Thousands)
July - December 2018	$6,961
2019	13,724
2020	13,689
2021	12,998
2022	11,490
Thereafter	425,737
Total	$484,599

5.	Inventories, Net

	June 30,	December 31,	June 30,
	2018	2017	2017
	(Dollars in Thousands)
Finished products	$612,161	$552,999	$508,144
Products in process and raw materials	62,480	62,761	59,410
Supplies and expendable parts	134,259	128,792	120,594
	808,900	744,552	688,148
Less: Allowances	(157,983)	(143,961)	(138,283)
Total	$650,917	$600,591	$549,865

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Long-Term Debt

	June 30,	December 31,	June 30,
	2018	2017	2017
	(Dollars in Thousands)
6.60% Senior Notes, due 2018	$—	$299,871	$299,676
7% Debentures, due 2025	124,225	124,180	124,134
6.25% Senior Notes, due 2037	228,063	228,033	228,003
4.25% Senior Notes, due 2024	396,104	395,814	395,532
4.250% Senior Notes, due 2047	591,457	591,688	—
3.500% Senior Notes, due 2027	494,522	494,352	—
3.450% Senior Notes, due 2027	296,783	296,628	296,456
Floating Rate Senior Notes, due 2019, interest rate of 2.82% and 2.13% at June 30, 2018 and December 31, 2017, respectively	298,889	298,102	—
Floating Rate Notes, due 2020, interest rate of 2.98%, 2.10% and 1.82% at June 30, 2018, December 31, 2017 and June 30, 2017, respectively	298,590	298,227	297,847
Revolving Facility, due 2022, interest rate of 3.19% at June 30, 2018	170,000	—	—
Trade Receivable Facility, interest rate of 2.71% and 1.78% at June 30, 2018 and 2017, respectively	320,000	—	140,000
Other notes	289	308	333
Total debt	3,218,922	3,027,203	1,781,981
Less: Current maturities of long-term debt and short-term facilities	(320,046)	(299,909)	(140,037)
Long-term debt	$2,898,876	$2,727,294	$1,641,944

On April 17, 2018, the Company, through a wholly-owned special-purpose subsidiary, increased its trade receivable securitization facility (the Trade Receivable Facility) to $400,000,000.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $490,362,000, $338,784,000 and $422,624,000 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month London Inter-bank Offered Rate, or LIBOR, plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility, which is scheduled to mature September 26, 2018, contains a cross-default provision to the Company’s other debt agreements.

On April 16, 2018, the maturity date, the Company repaid the $300,000,000 of the 6.6% Senior Notes with cash on hand.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Long-Term Debt (continued)

The Company has a $700,000,000 five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at June 30, 2018.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2,301,000 of outstanding letters of credit issued under the Revolving Facility at June 30, 2018 and December 31, 2017 and $2,507,000 at June 30, 2017.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. For the three- and six-months ended June 30, 2018, the Company recognized $111,000 and $458,000, respectively, as additional interest expense. For the three- and six-months ended June 30, 2017, the Company recognized $364,000 and $720,000, respectively, as additional interest expense.  The amortization of the terminated value of the forward starting interest rate swap agreements was complete with the maturity of the related debt in April 2018.

7.	Financial Instruments

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Financial Instruments (continued)

The carrying values and fair values of the Company’s long-term debt were $3,218,922,000 and $3,154,635,000, respectively, at June 30, 2018; $3,027,203,000 and $3,144,902,000, respectively, at December 31, 2017; and $1,781,981,000 and $1,885,231,000, respectively, at June 30, 2017. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.
8.	Income Taxes

The Company’s effective income tax rate for the six-months ended June 30, 2018 was 22.0%.  The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising from the net permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the six-months ended June 30, 2018, the effective income tax rate also reflects three discrete events: a favorable impact of $2,760,000, or 100 basis points, related to the vesting and exercise of stock-based compensation awards, an unfavorable impact of $1,664,000, or 60 basis points, related to an estimate of the transition tax on undistributed foreign earnings, a provision of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and an unfavorable impact of $2,369,000, or 90 basis points, for nondeductible portion of transaction costs. The enactment of the 2017 Tax Act reduced the federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  Therefore, the effective income tax rate of 26.5% for the six-months ended June 30, 2017 is not comparable.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) to address situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  As such, due to the timing of the enactment date and the Company’s reporting periods, the Company recognized provisional amounts for the remeasurement of deferred tax assets and liabilities as of December 31, 2017 and transition tax on undistributed foreign earnings as of June 30, 2018, and continues to analyze and assess other provisions of the 2017 Tax Act.  In accordance with SAB 118, the Company may record additional provisional amounts during the measurement period not to extend beyond one year of the enactment date and expects the accounting to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018. Any future measurement period adjustments will be recognized as income tax expense or benefit in 2018.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three-Months Ended June 30,
	Pension		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in Thousands)
Service cost	$7,684	$6,548	$16	$22
Interest cost	8,252	8,673	134	198
Expected return on assets	(12,403)	(10,071)	—	—
Amortization of:
Prior service cost (credit)	26	113	(426)	(471)
Actuarial loss (gain)	3,117	3,551	(48)	(99)
Net periodic benefit cost (credit)	$6,676	$8,814	$(324)	$(350)

	Six-Months Ended June 30,
	Pension		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in Thousands)
Service cost	$15,832	$13,402	$38	$40
Interest cost	16,613	18,030	259	365
Expected return on assets	(23,032)	(20,613)	—	—
Amortization of:
Prior service cost (credit)	52	155	(1,037)	(871)
Actuarial loss (gain)	6,413	7,087	(105)	(182)
Net periodic benefit cost (credit)	$15,878	$18,061	$(845)	$(648)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses while all other components are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

In July 2018, the Company made a $75,000,000 contribution to its qualified pension plan.  For the full year 2018, the Company currently estimates that it will contribute $162,400,000 to its pension plans, of which $150,000,000 will be to the qualified pension plan and $12,400,000 will be to make required payments under the unfunded pension plans.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Commitments and Contingencies

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

In addition, the Company has a $6,000,000 interest-only loan, due December 31, 2019, outstanding from this unconsolidated affiliate as of June 30, 2018, December 31, 2017 and June 30, 2017.  The interest rate is one-month LIBOR plus 1.75%.
11.	Business Segments

The Building Materials business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses, net; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and taxes on income. Corporate loss from operations primarily includes depreciation on capitalized interest; unallocated expenses for corporate administrative functions; acquisition-related expenses, net; and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All debt and related interest expense is held at Corporate.

The following table displays selected financial data for the Company’s reportable business segments. The acquired Bluegrass operations are located in the Mid-America Group and Southeast Group.  Total revenues, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues which represent sales from one segment to another segment, which are eliminated. Prior-year information has been reclassified to conform to current year revenue presentation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Business Segments (continued)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$350,592	$290,898	$529,373	$479,918
Southeast Group	112,963	92,348	193,202	182,630
West Group	665,886	610,249	1,139,608	1,106,230
Total Building Materials Business	1,129,441	993,495	1,862,183	1,768,778
Magnesia Specialties	72,962	70,029	142,224	138,605
Total	$1,202,403	$1,063,524	$2,004,407	$1,907,383

Products and services revenues:
Mid-America Group	$325,578	$269,914	$493,468	$447,321
Southeast Group	109,082	88,538	186,646	175,264
West Group	625,960	572,663	1,068,943	1,036,545
Total Building Materials Business	1,060,620	931,115	1,749,057	1,659,130
Magnesia Specialties	68,157	65,728	133,025	130,029
Total	$1,128,777	$996,843	$1,882,082	$1,789,159

Earnings (Loss) from operations:
Mid-America Group	$108,709	$85,363	$114,876	$98,705
Southeast Group	32,052	14,334	34,093	24,449
West Group	122,844	112,491	157,796	173,724
Total Building Materials Business	263,605	212,188	306,765	296,878
Magnesia Specialties	21,329	21,118	42,565	40,999
Corporate	(20,981)	(20,454)	(46,296)	(47,875)
Total	$263,953	$212,852	$303,034	$290,002

	June 30,	December 31,	June 30,
	2018	2017	2017
Assets employed:	(Dollars in thousands)
Mid-America Group	$2,810,643	$1,532,867	$1,509,329
Southeast Group	1,297,674	616,344	598,365
West Group	5,079,624	5,014,231	5,029,868
Total Building Materials Business	9,187,941	7,163,442	7,137,562
Magnesia Specialties	151,182	152,257	146,925
Corporate	257,629	1,676,812	231,373
Total	$9,596,752	$8,992,511	$7,515,860

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Revenues and Gross Profit

The Building Materials business includes the aggregates, cement, ready mixed concrete and asphalt and paving product lines. All cement, ready mixed concrete and asphalt and paving product lines reside in the West Group. The following table, which is reconciled to consolidated amounts, provides total revenues and gross profit by product line.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$665,308	$577,913	$1,090,324	$1,028,968
Cement	113,148	98,937	202,331	192,491
Ready mixed concrete	277,202	241,871	495,738	464,249
Asphalt and paving services	83,140	82,943	99,507	104,680
Less: interproduct revenues	(78,178)	(70,549)	(138,843)	(131,258)
Products and services	1,060,620	931,115	1,749,057	1,659,130
Freight	68,821	62,380	113,126	109,648
Total Building Materials Business	1,129,441	993,495	1,862,183	1,768,778
Magnesia Specialties:
Products and services	68,157	65,728	133,025	130,029
Freight	4,805	4,301	9,199	8,576
Total Magnesia Specialties	72,962	70,029	142,224	138,605
Total	$1,202,403	$1,063,524	$2,004,407	$1,907,383

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$198,540	$173,012	$251,542	$251,967
Cement	41,305	29,369	65,038	60,148
Ready mixed concrete	29,952	26,840	45,593	46,630
Asphalt and paving services	18,512	20,314	10,873	15,573
Products and services	288,309	249,535	373,046	374,318
Freight	598	621	480	1,028
Total Building Materials Business	288,907	250,156	373,526	375,346
Magnesia Specialties:
Products and services	24,870	24,798	49,933	48,153
Freight	(1,028)	(1,174)	(2,203)	(2,214)
Total Magnesia Specialties	23,842	23,624	47,730	45,939
Corporate	3,168	314	5,053	(125)
Total	$315,917	$274,094	$426,309	$421,160

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Six-Months Ended
	June 30,
	2018	2017
	(Dollars in Thousands)
Other current and noncurrent assets	$(18,777)	$(32,332)
Accrued salaries, benefits and payroll taxes	1,661	(7,892)
Accrued insurance and other taxes	(3,344)	(134)
Accrued income taxes	39,122	28,047
Accrued pension, postretirement and postemployment benefits	10,685	11,521
Other current and noncurrent liabilities	(23,732)	30,740
	$5,615	$29,950

Noncash investing and financing activities are as follows:

	Six-Months Ended
	June 30,
	2018	2017
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$20,771	$34,714
Acquisition of assets through capital lease	$449	$149

Supplemental disclosures of cash flow information are as follows:

	Six-Months Ended
	June 30,
	2018	2017
	(Dollars in Thousands)
Cash paid for interest	$67,399	$38,111
Cash (refund of) paid for income taxes	$(2,244)	$33,264

14.	Other operating income, net

Other operating income, net, for the quarter ended June 30, 2018 includes a net gain on legal settlements of $7,677,000 and a gain on the sale of surplus land of $16,938,000.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards to its customers in 30 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Plant Types	Quarries, Mines and Distribution Facilities	Quarries, Mines and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck and Rail	Truck, Rail and Water	Truck and Rail

The Company also has a Magnesia Specialties business that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industry.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to the Company’s critical accounting policies during the six-months ended June 30, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

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

Earnings before interest, income taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Company’s management believes that EBITDA may provide additional information with respect to the Company’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, EBITDA and adjusted EBITDA, as described below, presented by the Company may not be comparable to similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$185,377	$142,279	$195,400	$184,613
Add back:
Interest expense	32,971	24,045	68,059	44,896
Income tax expense for controlling interests	52,581	51,981	55,018	66,503
Depreciation, depletion and amortization expense	85,737	73,993	161,451	144,000
Consolidated EBITDA	$356,666	$292,298	$479,928	$440,012

Impact of Acquisition-Related Items

Adjusted consolidated earnings from operations, adjusted earnings per diluted share and adjusted EBITDA for the three- and six-months ended June 30, 2018, exclude the impact of acquisition-related expenses, net, and the impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting.  Acquisition-related expenses, net, consist of acquisition and integration expenses and the nonrecurring gain on the required divestiture of a legacy Martin Marietta quarry in Georgia as part of the acquisition of Bluegrass Materials. Adjusted consolidated earnings from operations, adjusted earnings per diluted share and adjusted EBITDA represent non-GAAP financial measures.  Management presents these measures for investors and analysts to evaluate and forecast the Company’s financial results, as acquisition-related expenses, net, and the impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting are nonrecurring.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

The following reconciles consolidated earnings from operations in accordance with GAAP to adjusted consolidated earnings from operations:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Consolidated earnings from operations in accordance with GAAP	$263,953	$212,852	$303,034	$290,002
Add back:
Acquisition-related expenses, net	12,126	1,982	12,836	2,004
Impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting	10,167	—	10,167	—
Adjusted consolidated earnings from operations	$286,246	$214,834	$326,037	$292,006

The following reconciles earnings per diluted share in accordance with GAAP to adjusted earnings per diluted share:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings per diluted share in accordance with GAAP	$2.92	$2.25	$3.08	$2.91
Add back:
Earnings per diluted share impact of acquisition-related expenses, net	0.21	0.02	0.22	0.02
Earnings per diluted share impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting	0.12	—	0.12	—
Adjusted earnings per diluted share	$3.25	$2.27	$3.42	$2.93

The following reconciles consolidated EBITDA to adjusted consolidated EBITDA:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Consolidated EBITDA	$356,666	$292,298	$479,928	$440,012
Add back:
Acquisition-related expenses, net	12,126	1,982	12,836	2,004
Impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting	10,167	—	10,167	—
Adjusted consolidated EBITDA	$378,959	$294,280	$502,931	$442,016

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

Adjusted gross margin for aggregates products excludes the impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting and is a non-GAAP measure.  Management presents this measure for investors and analysts to evaluate and forecast the Company's financial results, as the impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting is nonrecurring.  The following reconciles gross margin for aggregates products to adjusted gross margin for aggregates products:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross profit for aggregates products	$198,540	$173,012	$251,542	$251,967
Total products revenues for aggregates	$665,308	$577,913	$1,090,324	$1,028,968
Gross margin for aggregates products in accordance with GAAP	29.8%	29.9%	23.1%	24.5%

Gross profit for aggregates products in accordance with GAAP	$198,540	$173,012	$251,542	$251,967
Add back:
Impact of selling acquired inventory due to the markup to fair value as part of acquisition accounting	$10,167	$—	$10,167	$—
Adjusted gross profit for aggregates products	$208,707	$173,012	$261,709	$251,967
Total products revenues for aggregates	$665,308	$577,913	$1,090,324	$1,028,968
Adjusted gross margin for aggregates products	31.4%	29.9%	24.0%	24.5%

Significant items for the quarter ended June 30, 2018 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1.20 billion compared with $1.06 billion
♦	Building Materials business products and services revenues of $1.06 billion compared with $931.1 million and Magnesia Specialties products revenue of $68.2 million compared with $65.7 million
♦	Consolidated gross profit of $315.9 million compared with $274.1 million
♦	Consolidated earnings from operations of $264.0 million compared with $212.9 million; adjusted earnings from operations of $286.2 million compared with $214.8 million
♦	Net earnings attributable to Martin Marietta of $185.4 million compared with $142.3 million
♦	EBITDA of $356.7 million compared with $292.3 million; adjusted EBITDA of $379.0 million compared with $294.3 million
♦	Earnings per diluted share (EPS) of $2.92 compared with $2.25; adjusted EPS of $3.25 compared with $2.27

The following table presents total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three-months ended June 30, 2018 and 2017. In each case, the data is stated as a percentage of total products and services revenues

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

of the Company or the relevant segment or product line, as the case may be. Prior-year information has been reclassified to conform to current year revenue presentation.

	Three-Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$325,578	100.0	$269,914	100.0
Southeast Group
Aggregates	109,082	100.0	88,538	100.0
West Group
Aggregates	230,648	100.0	219,461	100.0
Cement	113,148	100.0	98,937	100.0
Ready mixed concrete	277,202	100.0	241,871	100.0
Asphalt and paving	83,140	100.0	82,943	100.0
Less: Interproduct revenues	(78,178)		(70,549)
Products and services	1,060,620	100.0	931,115	100.0
Freight	68,821		62,380
Total Building Materials Business	1,129,441	100.0	993,495	100.0
Magnesia Specialties Business:
Products	68,157	100.0	65,728	100.0
Freight	4,805		4,301
Total Magnesia Specialties Business	72,962	100.0	70,029	100.0
Total	$1,202,403	100.0	$1,063,524	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

	Three-Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$120,821	37.1	$98,608	36.5
Southeast Group
Aggregates	20,070	18.4	18,931	21.4
West Group
Aggregates	57,649	25.0	55,473	25.3
Cement	41,305	36.5	29,369	29.7
Ready mixed concrete	29,952	10.8	26,840	11.1
Asphalt and paving	18,512	22.3	20,314	24.5
Products and services	288,309	27.2	249,535	26.8
Freight	598		621
Total Building Materials Business	288,907	25.6	250,156	25.2
Magnesia Specialties Business:
Products	24,870	36.5	24,798	37.7
Freight	(1,028)		(1,174)
Total Magnesia Specialties Business	23,842	32.7	23,624	33.7
Corporate	3,168		314
Total	$315,917	26.3	$274,094	25.8

Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$14,016		$13,720
Southeast Group	4,833		4,447
West Group	27,161		25,874
Total Building Materials Business	46,010		44,041
Magnesia Specialties	2,505		2,429
Corporate	22,555		21,903
Total	$71,070	5.9	$68,373	6.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

	Three-Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$108,709		$85,363
Southeast Group	32,052		14,334
West Group	122,844		112,491
Total Building Materials Business	263,605		212,188
Magnesia Specialties	21,329		21,118
Corporate	(20,981)		(20,454)
Total	$263,953	22.0	$212,852	20.0

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three-Months Ended
	June 30, 2018
	Volume	Pricing
Volume/Pricing variance (1)
Heritage Operations:(2)
Mid-America Group	4.6%	6.3%
Southeast Group	3.4%	1.5%
West Group	2.0%	3.2%
Total Heritage Aggregates Operations	3.4%	4.4%
Total Aggregates Operations(3)	11.3%	3.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

	Three-Months Ended
	June 30,
	2018	2017
	(Tons in Thousands)
Shipments
Heritage Operations:(2)
Mid-America Group	21,448	20,513
Southeast Group	5,378	5,203
West Group	18,065	17,707
Heritage Aggregates Operations	44,891	43,423
Acquisitions	3,428	—
Total Aggregates Operations(3)	48,319	43,423

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the comparable period.

(3) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

During the quarter, aggregates shipments to all three of the Company’s primary end-use markets increased, demonstrating the breadth of the overall construction recovery. However, the limited availability of transportation and tight contractor labor markets pose challenges for more efficient throughput. Specifically, suboptimal railroad performance, limited truck availability and contractor capacity limitations, including their notable employee shortages, muted the Company’s overall second-quarter volume growth. However, as capital and increased wages flow into the construction sector, the Company expects these temporary bottlenecks will abate, allowing supply and demand to reach equilibrium.

Inclusive of acquired operations, aggregates product revenues increased 15.1% for the quarter, reflecting volume growth of 11.3% and pricing growth of 3.5%. Heritage volume and pricing improved 3.4% and 4.4%, respectively.  Shipments for the Mid-America Group heritage operations increased 4.6%, driven by several large public and private construction projects in North Carolina. These operations generated heritage pricing gains of 6.3%, driven by continued price discipline. Shipments for the Southeast Group heritage operations increased 3.4%, driven by strong construction activity in North Georgia.  Weather and railroad inefficiencies hindered long-haul shipments from South Georgia to distribution yards in Florida, negatively affecting shipments and limited pricing growth to 1.5%.  West Group shipments improved 2.0%.  Notably, all districts in the Southwest Division posted volume growth; however, this volume growth was partially offset by reduced Colorado volumes resulting from project delays and lower ballast sales. West Group pricing improved 3.2%, reflecting robust pricing in Colorado that was offset by product mix, partially offset a lower percentage of commercial rail-shipped volumes in Texas.

Heritage aggregates shipments to the infrastructure market increased 2%, driven by large public projects in North Carolina and partially offset by project delays in Texas and Colorado as well as the previously-noted poor railroad service in Texas, South Georgia and Florida. The Company is encouraged by the recent acceleration of state lettings and contract awards; however, some contractors are reporting a longer lag time between contract awards and the commencement of projects. As state Departments of Transportation (DOTs) and contractors address labor constraints

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

and the broader industry benefits from further regulatory reform, management remains confident that infrastructure demand will continue to improve from the funding provided by the Fixing America’s Surface Transportation Act (FAST Act) and numerous state and local transportation initiatives. Notably, once awarded, public construction projects are typically certain to be fully completed; thus, delays from weather or other factors merely extend the duration of the construction cycle for the Company’s single largest end use. Overall, aggregates shipments to the infrastructure market comprised 40% of second-quarter aggregates volumes, which remains below the Company’s most recent five-year average of 43%.

Heritage aggregates shipments to the nonresidential market increased 6%, driven by both commercial and heavy industrial construction activity. Additionally, ongoing energy-sector project approvals, supported by higher oil prices, underpin management’s expectation that the next wave of these large projects, particularly along the Gulf Coast, will contribute to increased aggregates demand for the next several years. The nonresidential market represented 33% of second-quarter aggregates shipments.

Heritage aggregates shipments to the residential market increased 11%. Six of the Company’s key states - Texas, Florida, North Carolina, Colorado, Georgia and South Carolina - rank in the top ten nationally for growth in single-family housing unit starts for the trailing-twelve months ended May 2018. The residential construction outlook across the Company’s geographic footprint remains positive for both single- and multi-family housing, driven by favorable demographics, job growth, land availability and efficient permitting.  The residential market accounted for 22% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter heritage aggregates shipments. Shipments to this sector declined 21%, reflective of the timing of certain purchases by East Coast railroads in the prior-year quarter as well as reduced ballast shipments due to lower maintenance spending by Class I railroads.

The average selling price by product line for the Building Materials business is as follows:

	Three-Months Ended
	June 30,
	2018	2017	% Change
Aggregates - heritage (per ton)	$13.82	$13.24	4.4%
Aggregates - acquisition (per ton)	$12.08	$—
Cement (per ton)	$109.11	$106.31	2.6%
Ready Mixed Concrete (per cubic yard)	$106.65	$106.90	(0.2)%
Asphalt (per ton)	$44.70	$42.48	5.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three-Months Ended
	June 30,
	2018	2017
Shipments
Aggregates (in thousands):
Heritage:
Tons to external customers	41,762	40,411
Internal tons used in other product lines	3,129	3,012
Total heritage aggregates tons	44,891	43,423
Acquisitions:
Tons to external customers	3,428	—
Internal tons used in other product lines	—	—
Total acquisition aggregates tons	3,428	—

Cement (in thousands):
Tons to external customers	653	620
Internal tons used in ready mixed concrete	375	302
Total cement tons	1,028	922

Ready Mixed Concrete (in thousands of cubic yards)	2,559	2,226

Asphalt (in thousands):
Tons to external customers	293	325
Internal tons used in paving business	635	662
Total asphalt tons	928	987

Second-quarter cement product revenues increased 14.4%.  Shipments and pricing improved 11.6% and 2.6%, respectively, reflecting robust demand in North and South Texas.  These factors, coupled with increased production efficiencies, contributed to the 680-basis-point improvement in product gross margin to 36.5%.

Ready mixed concrete shipments increased 15.0%, driven primarily by strong construction activity in Texas, particularly in the Dallas/Fort Worth market.  Overall, second-quarter ready mixed concrete prices decreased slightly, with lower energy-sector shipments and product mix in Texas offsetting the 5.9% pricing growth in Colorado and solid pricing gains in Dallas/Fort Worth.  Project delays contributed to the 6.0% decrease in asphalt shipments, while rising raw material costs allowed for favorable pricing during the quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

Magnesia Specialties Business

Magnesia Specialties reported second-quarter total products revenue of $68.2 million compared with $65.7 million.  Products gross profit was $24.9 million compared with $24.8 million and earnings from operations were $21.3 million compared with $21.1 million.  Higher costs for energy and contract services contributed to a 120-basis-point reduction of second-quarter product gross margin to 36.5%.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2017	$274,094
Aggregates products:
Volume	60,844
Pricing	26,333
Cost increases, net	(61,649)
Change in aggregates products gross profit	25,528
Cement products and downstream products and services	13,246
Magnesia Specialties products	72
Corporate	2,854
Freight	123
Change in consolidated gross profit	41,823
Consolidated gross profit, quarter ended June 30, 2018	$315,917

Cost increases, net, includes the nonrecurring $10.2 million negative impact of selling acquired inventory due to the markup to fair value as a part of acquisition accounting.

Cement outage costs, which reflect planned and unplanned plant shutdowns, were $5.0 million for the quarter compared with $4.1 million for the prior-year quarter.

Consolidated Operating Results

Consolidated SG&A was 5.9% of total revenues compared with 6.4% in the prior-year quarter, a 50-basis-point improvement.  Earnings from operations for the quarter were $264.0 million in 2018 compared with $212.9 million in 2017.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income, net, was $31.2 million in 2018 and $9.1 million in 2017.  The increase in other operating income, net, is primarily driven by a gain on the sale of surplus land of $16.9 million and a net gain on litigation and related settlements of $7.7 million in 2018. The 2017 amount includes a $13.5 million gain on the sale of real estate and $6.1 million of expense, including both cash and stock-based compensation components, related to the retirement of a senior executive officer.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the second quarter, other nonoperating income, net, was $7.1 million and $5.4 million in 2018 and 2017, respectively.  The increase in 2018 compared with 2017 reflects higher interest income and lower pension expense.

Significant items for the six-months ended June 30, 2018 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $2.00 billion increased 5.1% compared with $1.91 billion
♦	Building Materials business products and services revenues of $1.75 billion compared with $1.66 billion and Magnesia Specialties products revenue of $133.0 million compared with $130.0 million
♦	Consolidated gross profit of $426.3 million compared with $421.2 million
♦	Consolidated earnings from operations of $303.0 million compared with $290.0 million; adjusted consolidated earnings from operations of $326.0 million compared with $292.0 million
♦	Net earnings attributable to Martin Marietta of $195.4 million compared with $184.6 million
♦	EBITDA of $479.9 million compared with $440.0 million; adjusted EBITDA of $502.9 million compared with $442.0 million
♦	Earnings per diluted share of $3.08 compared with $2.91; adjusted earnings per diluted share of $3.42 compared with $2.93

The following table presents total revenues, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the six-months ended June 30, 2018 and 2017.  In each case, the data is stated as a percentage of total products and services revenues of the Company or the relevant segment or product line, as the case may be. Prior-year information has been reclassified to conform to current year revenue presentation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

	Six-Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$493,468	100.0	$447,321	100.0
Southeast Group
Aggregates	186,646	100.0	175,264	100.0
West Group
Aggregates	410,210	100.0	406,383	100.0
Cement	202,331	100.0	192,491	100.0
Ready mixed concrete	495,738	100.0	464,249	100.0
Asphalt and paving	99,507	100.0	104,680	100.0
Less: Interproduct revenues	(138,843)		(131,258)
Products and services	1,749,057	100.0	1,659,130	100.0
Freight	113,126		109,648
Total Building Materials Business	1,862,183	100.0	1,768,778	100.0
Magnesia Specialties:
Products	133,025	100.0	130,029	100.0
Freight	9,199		8,576
Total Magnesia Specialties Business	142,224	100.0	138,605	100.0
Total	$2,004,407	100.0	$1,907,383	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

	Six-Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$139,200	28.2	$124,962	27.9
Southeast Group
Aggregates	26,643	14.3	33,366	19.0
West Group
Aggregates	85,699	20.9	93,639	23.0
Cement	65,038	32.1	60,148	31.2
Ready mixed concrete	45,593	9.2	46,630	10.0
Asphalt and paving	10,873	10.9	15,573	14.9
Products and services	373,046	21.3	374,318	22.6
Freight	480		1,028
Total Building Materials Business	373,526	20.1	375,346	21.2
Magnesia Specialties:
Products	49,933	37.5	48,153	37.0
Freight	(2,203)		(2,214)
Total Magnesia Specialties Business	47,730	33.6	45,939	33.1
Corporate	5,053		(125)
Total	$426,309	21.3	$421,160	22.1

Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$27,146		$27,263
Southeast Group	9,249		8,799
West Group	53,293		50,948
Total Building Materials Business	89,688		87,010
Magnesia Specialties	5,107		4,817
Corporate	46,396		46,081
Total	$141,191	7.0	$137,908	7.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

	Six-Months Ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$114,876		$98,705
Southeast Group	34,093		24,449
West Group	157,796		173,724
Total Building Materials Business	306,765		296,878
Magnesia Specialties	42,565		40,999
Corporate	(46,296)		(47,875)
Total	$303,034	15.1	$290,002	15.2

Building Materials Business

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Six-Months Ended
	June 30, 2018
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Operations:(2)
Mid-America Group	(1.0)%	5.6%
Southeast Group	(4.4)%	1.8%
West Group	(1.1)%	2.1%
Total Heritage Aggregates Operations	(1.5)%	3.5%
Total Aggregates Operations(3)	3.0%	2.9%

	Six-Months Ended
	June 30,
	2018	2017
	(Tons in Thousands)
Shipments
Heritage Operations:(2)
Mid-America Group	32,920	33,251
Southeast Group	9,783	10,231
West Group	32,208	32,552
Heritage Aggregates Operations	74,911	76,034
Acquisitions	3,428	—
Total Aggregates Operations(3)	78,339	76,034

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the comparable period.

(3) Total aggregates operations includes acquisitions from the date of acquisition and divestitures through the date of disposal.

Unit shipments by product line for the Company is as follows:

	Six-Months Ended
	June 30,
	2018	2017
Shipments
Aggregates (in thousands):
Heritage:
Tons to external customers	69,639	70,829
Internal tons used in other product lines	5,272	5,205
Total heritage aggregates tons	74,911	76,034
Acquisitions:
Tons to external customers	3,428	—
Internal tons used in other product lines	—	—
Total acquisition aggregates tons	3,428	—
		-
Cement (in thousands):
Tons to external customers	1,180	1,226
Internal tons used in ready mixed concrete	673	601
Total cement tons	1,853	1,827

Ready Mixed Concrete (in thousands of cubic yards)	4,567	4,282

Asphalt (in thousands):
Tons to external customers	408	478
Internal tons used in paving business	711	786
Total asphalt tons	1,119	1,264

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

Average selling prices by product line for the Company were as follows:

	Six-Months Ended
	June 30,
	2018	2017	% Change
Aggregates (per ton)	$13.91	$13.45	3.4%
Aggregates - acquisition (per ton)	$12.08	$—
Cement (per ton)	$108.10	$104.44	3.5%
Ready Mixed Concrete (per cubic yard)	$106.51	$106.39	0.1%
Asphalt (per ton)	$44.38	$41.49	7.0%

Magnesia Specialties

For the first six months of 2018, Magnesia Specialties reported total products revenue of $133.0 million, a 2.3% increase compared with the prior-year period.  Earnings from operations were $42.6 million compared with $41.0 million.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, six-months ended June 30, 2017	$421,160
Aggregates products:
Volume	26,747
Pricing	34,752
Cost increases, net	(61,924)
Change in aggregates products gross profit	(425)
Cement products and downstream products and services	(847)
Magnesia Specialties products	1,780
Corporate	5,178
Freight	(537)
Change in consolidated gross profit	5,149
Consolidated gross profit, six-months ended June 30, 2018	$426,309

Cost increases, net, includes the nonrecurring $10.2 million negative impact of selling acquired inventory due to the markup to fair value as a part of acquisition accounting.

Consolidated Operating Results

For the six-months ended June 30, 2018, consolidated SG&A was 7.0% of total revenues compared with 7.2% in the prior-year period.  Earnings from operations for the first six months were $303.0 million in 2018 compared with $290.0 million in 2017.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

For the six-months ended June 30, consolidated other operating income, net, was $30.8 million in 2018 and $8.8 million in 2017.  The increase in other operating income, net, is primarily driven by a gain on the sale of surplus land of $16.9 million and a net gain on litigation and related settlements of $7.7 million in 2018.  The 2017 amount includes a $13.5 million gain on the sale of real estate and $6.1 million of expense, including both cash and stock-based compensation components, related to the retirement of a senior executive officer.

For the six-months ended June 30, 2018, other nonoperating income, net, was $15.6 million, a $9.6 million increase compared with prior year, reflecting higher interest income and lower pension expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six-months ended June 30 was $238.0 million in 2018 compared with $229.3 million in 2017.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Six-Months Ended
	June 30,
	2018	2017
	(Dollars in Thousands)
Depreciation	$143,218	$128,543
Depletion	11,124	8,290
Amortization	9,203	9,269
	$163,545	$146,102

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2017 net cash provided by operating activities was $657.6 million, reflective of the reclassification of net proceeds and payments of corporate-owned life insurance of $0.3 million from operating activities to investing activities, compared with $229.3 million for the first six months of 2017.

During the six-months ended June 30, 2018, the Company paid $188.3 million for capital investments. Full-year capital spending is expected to approximate $450 million to $500 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company did not make any repurchases of common stock during the first six months of the year.  At June 30, 2018, 14,669,000 shares of common stock were remaining under the Company’s repurchase authorization.

The $700 million Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the $400 million Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

The Ratio is calculated as debt, including debt for which the Company is a co-borrower, divided by consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months.  Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation and amortization expense for continuing operations. Additionally, stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA.  During periods that include an acquisition, pre-acquisition adjusted EBITDA of the acquired company is added to consolidated EBITDA as if the acquisition occurred on the first day of the calculation period.  Certain other nonrecurring items, if they occur, can affect the calculation of consolidated EBITDA.

At June 30, 2018, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.75 times and was calculated as follows:

July 1, 2017 to
June 30, 2018
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$724,129
Add back:
Interest expense	114,650
Depreciation, depletion and amortization expense	311,571
Stock-based compensation expense	29,831
Acquisition-related expenses, net	46,341
Bluegrass EBITDA - Pre-acquisition adjusted (July 2017 to April 2018)	77,462
Deduct:
Interest income	(7,138)
Income tax benefit	(105,999)
Gain on divestiture	(14,785)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,176,062
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at June 30, 2018	$3,234,337
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at June 30, 2018 for the trailing-twelve months EBITDA	2.75x

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

meet capital expenditures and discretionary investment needs, and certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. On April 27, 2018, the Company successfully completed its previously announced acquisition of Bluegrass Materials Company (Bluegrass), the largest privately-held, pure-play aggregates company in the United States, for $1.625 billion in cash, subject to a working capital true up. The Company financed the Bluegrass acquisition using proceeds from issuances of senior notes in December 2017 and borrowings under credit facilities.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At June 30, 2018, the Company had $607.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility expires on December 5, 2021 and the Trade Receivable Facility expires on September 26, 2018.  The Company expects to extend the maturity of the Trade Receivable Facility prior to the expiration date.

The Company repaid the $300 million of 6.60% Senior Notes with cash on hand on April 16, 2018, the maturity date.

On April 17, 2018, the Company and its wholly-owned subsidiary amended its Trade Receivable Facility to increase the facility limit to $400 million.

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

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

OUTLOOK

The Company remains confident about the its near-term and long-term outlooks given the disciplined execution of its strategic business plan and the underlying market fundamentals, including positive employment and population trends, across its geographic footprint.  The Company expects growth in all three primary construction end-use markets as the current broad-based recovery continues on a steady and extended basis.

Management’s full-year 2018 guidance for its heritage business is as follows:

♦	Heritage aggregates average selling price is expected to increase in a range of 3% to 5%.
♦	Heritage aggregates volume is expected to increase in a range of 4% to 6%and shipments by end-use market compared with 2017 levels are as follows:
•	Infrastructure shipments to increase in the mid-single digits.
•	Nonresidential shipments to increase in the low- to mid-single digits.
•	Residential shipments to increase in the high-single digits.
•	ChemRock/Rail shipments to decrease.

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the performance of the United States economy; shipment declines resulting from economic events beyond the Company’s control; widespread decline in aggregates pricing, including a decline in aggregates volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal, state or local transportation or infrastructure projects funding, most particularly in Texas, North Carolina, Iowa, Colorado, Georgia and Maryland; the United States Congress’

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

inability to reach agreement among themselves or with the current Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a slowdown decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline, particularly in Texas; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean and Gulf Coast hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes and profitability; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts;  construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, and locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, North Carolina and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; a trade dispute with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;  the possibility that the expected synergies from acquisitions (including the acquisition of Bluegrass) will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; reduction of the Company’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Company’s filings with the SEC.

You should consider these forward-looking statements in light of risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, the Current Report on Form 8-K filed on March 16, 2018 and other periodic filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2018

(Continued)

immaterial could affect the accuracy of the Company’s forward-looking statements, or adversely affect or be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

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

For the Quarter Ended June 30, 2018

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve raised the federal funds rate to 1.9% during the six-months ended June 30, 2018. The residential construction market accounted for 21% of the Company’s aggregates product line shipments in 2017.

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

Variable-Rate Borrowing Facilities. At June 30, 2018, the Company had a $700 million Credit Agreement and a $400 million Trade Receivable Facility. The Company also has $600 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $1.09 billion, which was the collective outstanding balance at June 30, 2018, would increase interest expense by $10.9 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2018 coal requirements.  Energy costs for the six-months ended June 30, 2018 increased approximately 20% over the prior-year period.  A hypothetical 20% change in the Company’s energy prices for the full year 2018 as compared with 2017, assuming constant volumes, would change full year 2018 energy expense by $50.0 million.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

(Continued)

Item 4. Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2018 - April 30, 2018	—	$—	—	14,668,891
May 1, 2018 - May 31, 2018	—	$—	—	14,668,891
June 1, 2018 - June 30, 2018	—	$—	—	14,668,891

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2018

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated July 27, 2018 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 27, 2018 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 27, 2018 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 27, 2018 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 27, 2018	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer