Form 10-Q
period 2018-09-30
MARTIN MARIETTA MATERIALS INC
filed 2018-11-07
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2018
Common Stock, $0.01 par value	62,712,073

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2018	2017	2017
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$53,961	$1,446,364	$35,219
Accounts receivable, net	644,835	487,240	582,532
Inventories, net	651,295	600,591	576,429
Other current assets	104,717	96,965	83,809
Total Current Assets	1,454,808	2,631,160	1,277,989

Property, plant and equipment	8,183,412	6,498,067	6,375,813
Allowances for depreciation, depletion and amortization	(3,080,017)	(2,905,254)	(2,854,236)
Net property, plant and equipment	5,103,395	3,592,813	3,521,577
Goodwill	2,399,434	2,160,290	2,160,060
Operating permits, net	434,177	439,116	440,846
Other intangibles, net	74,799	67,233	63,740
Other noncurrent assets	121,558	101,899	102,573
Total Assets	$9,588,171	$8,992,511	$7,566,785

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdraft	$—	$—	$1,047
Accounts payable	191,381	183,638	163,597
Accrued salaries, benefits and payroll taxes	45,234	44,255	37,885
Pension and postretirement benefits	9,292	13,652	12,073
Accrued insurance and other taxes	69,513	64,958	70,323
Current maturities of long-term debt and short-term facilities	380,041	299,909	80,038
Accrued interest	31,708	19,825	28,082
Other current liabilities	45,517	67,979	75,458
Total Current Liabilities	772,686	694,216	468,503

Long-term debt	2,829,657	2,727,294	1,642,502
Pension, postretirement and postemployment benefits	108,454	244,043	230,212
Deferred income taxes, net	692,881	410,723	662,982
Other noncurrent liabilities	242,165	233,758	228,604
Total Liabilities	4,645,843	4,310,034	3,232,803

Equity:
Common stock, par value $0.01 per share	626	628	627
Preferred stock, par value $0.01 per share	—	—	—
Additional paid-in capital	3,391,133	3,368,007	3,362,744
Accumulated other comprehensive loss	(121,491)	(129,104)	(122,928)
Retained earnings	1,669,126	1,440,069	1,090,778
Total Shareholders' Equity	4,939,394	4,679,600	4,331,221
Noncontrolling interests	2,934	2,877	2,761
Total Equity	4,942,328	4,682,477	4,333,982
Total Liabilities and Equity	$9,588,171	$8,992,511	$7,566,785

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)

Products and services revenues	$1,142,218	$1,022,487	$3,024,300	$2,811,646
Freight revenues	77,422	65,245	199,747	183,470
Total Revenues	1,219,640	1,087,732	3,224,047	2,995,116

Cost of revenues - products and services	828,110	730,459	2,282,159	2,097,272
Cost of revenues - freight	78,546	65,595	202,595	185,006
Total Cost of Revenues	906,656	796,054	2,484,754	2,282,278

Gross Profit	312,984	291,678	739,293	712,838

Selling, general & administrative expenses	68,441	57,219	209,632	195,127
Acquisition-related expenses, net	89	1,314	12,925	3,319
Other operating expenses (income), net	3,792	6,181	(26,960)	(2,575)
Earnings from Operations	240,662	226,964	543,696	516,967

Interest expense	35,468	23,141	103,526	68,037
Other nonoperating income, net	(4,248)	(479)	(19,873)	(6,434)
Earnings before income tax expense	209,442	204,302	460,043	455,364
Income tax expense	29,089	52,763	84,147	119,277
Consolidated net earnings	180,353	151,539	375,896	336,087
Less: Net earnings (loss) attributable to noncontrolling interests	132	(7)	275	(72)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$180,221	$151,546	$375,621	$336,159

Consolidated Comprehensive Earnings: (See Note 1)
Earnings attributable to Martin Marietta Materials, Inc.	$184,613	$154,524	$383,234	$343,918
Earnings (Loss) attributable to noncontrolling interests	132	1	276	(62)
	$184,745	$154,525	$383,510	$343,856
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$2.86	$2.40	$5.95	$5.33
Diluted attributable to common shareholders	$2.85	$2.39	$5.93	$5.30

Weighted-Average Common Shares Outstanding:
Basic	62,932	62,896	62,970	62,940
Diluted	63,167	63,158	63,224	63,218

Cash Dividends Per Common Share	$0.48	$0.44	$1.36	$1.28

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	September 30,
	2018	2017
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$375,896	$336,087
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	253,200	221,418
Stock-based compensation expense	23,084	23,698
Gain on divestitures and sales of assets	(35,167)	(17,970)
Deferred income taxes	68,833	6,543
Other items, net	(2,107)	(9,894)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(132,176)	(124,622)
Inventories, net	(8,015)	(54,804)
Accounts payable	42,995	3,182
Other assets and liabilities, net	(145,005)	34,484
Net Cash Provided by Operating Activities	441,538	418,122

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(262,155)	(308,745)
Acquisitions, net	(1,640,698)	(7,200)
Proceeds from divestitures and sales of assets	63,460	33,138
Payment of railcar construction advances	(56,033)	(42,954)
Reimbursement of railcar construction advances	56,033	40,930
Investments in life insurance contracts, net	771	276
Net Cash Used for Investing Activities	(1,838,622)	(284,555)

Cash Flows from Financing Activities:
Borrowings of debt	875,000	1,011,244
Repayments of debt	(695,039)	(975,035)
Payments of deferred acquisition consideration	(6,707)	-
Payments on capital lease obligations	(2,589)	(2,708)
Debt issuance costs	(3,194)	(1,989)
Change in bank overdraft	—	1,047
Contributions by owners of noncontrolling interest	—	211
Dividends paid	(86,190)	(80,961)
Proceeds from exercise of stock options	6,993	10,017
Shares withheld for employees' income tax obligations	(10,416)	(10,213)
Purchase of remaining interest in existing joint venture	(12,800)	—
Repurchases of common stock	(60,377)	(99,999)
Net Cash Provided by (Used for) Financing Activities	4,681	(148,386)
Net Decrease in Cash and Cash Equivalents	(1,392,403)	(14,819)
Cash and Cash Equivalents, beginning of period	1,446,364	50,038
Cash and Cash Equivalents, end of period	$53,961	$35,219

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	63,176	$630	$3,334,461	$(130,687)	$935,574	$4,139,978	$2,612	$4,142,590
Consolidated net earnings	—	—	—	—	336,159	336,159	(72)	336,087
Other comprehensive earnings, net of tax	—	—	—	7,759	—	7,759	10	7,769
Dividends declared	—	—	—	—	(80,961)	(80,961)	—	(80,961)
Issuances of common stock for stock award plans	141	2	14,798	—	—	14,800	—	14,800
Shares withheld for employees' income tax obligations	—	—	(10,213)	—	—	(10,213)	—	(10,213)
Repurchases of common stock	(458)	(5)	—	—	(99,994)	(99,999)	—	(99,999)
Stock-based compensation expense	—	—	23,698	—	—	23,698	—	23,698
Contributions by owners of noncontrolling interest	—	—	—	—	—	—	211	211
Balance at September 30, 2017	62,859	$627	$3,362,744	$(122,928)	$1,090,778	$4,331,221	$2,761	$4,333,982

Balance at December 31, 2017	62,873	$628	$3,368,007	$(129,104)	$1,440,069	$4,679,600	$2,877	$4,682,477
Consolidated net earnings	—	—	—	—	375,621	375,621	275	375,896
Other comprehensive earnings, net of tax	—	—	—	7,613	—	7,613	1	7,614
Dividends declared	—	—	—	—	(86,190)	(86,190)	—	(86,190)
Issuances of common stock for stock award plans	144	1	14,038	—	—	14,039	—	14,039
Shares withheld for employees' income tax obligations	—	—	(10,416)	—	—	(10,416)	—	(10,416)
Repurchases of common stock	(305)	(3)	—	—	(60,374)	(60,377)	—	(60,377)
Stock-based compensation expense	—	—	23,084	—	—	23,084	—	23,084
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	9,001	9,001
Purchase of remaining interest in existing joint venture	—	—	(3,580)	—	—	(3,580)	(9,220)	(12,800)
Balance at September 30, 2018	62,712	626	3,391,133	(121,491)	1,669,126	4,939,394	2,934	$4,942,328

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

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

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the required adoption of two new accounting pronouncements described below, the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three- and nine-months ended September 30, 2018 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Pending Accounting Pronouncement

Lease Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard, Accounting Standards Codification 842 – Leases (ASC 842), intending to improve financial reporting of leases and to provide more transparency into off-balance sheet leasing obligations.  The guidance requires virtually all leases, excluding mineral interest leases, to be recorded as right-to-use assets and lease liabilities on the balance sheet and provides guidance on the recognition of lease expense and income.  Effective January 1, 2019, with early adoption permitted, ASC 842 requires the modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application.  An entity may use either 1) its effective date or 2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  The Company will adopt the new standard effective January 1, 2019 and will use the effective date as the date of initial application. As such, financial information will not be updated and disclosures required under ASC 842 will not be provided for dates and periods prior to January 1, 2019.

The new standard provides a number of practical expedients for transition and policy elections for ongoing accounting.  The Company expects to elect the “package of practical expedients”, which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs.  The Company plans to elect the practical expedients pertaining to the use of hindsight and to land easements.  The standard provides policy election options for recognition exemption for short-term leases and separation of lease and non-lease components. The Company will elect the short-term lease recognition exemption and expects to elect not to separate lease and non-lease components for all underlying asset classes with the exceptions of railcars and fleet leases.

Although the Company has not determined the full impact of ASC 842, the Company expects the adoption of ASC 842 to have a material impact on its financial statements, specifically right-to-use assets and lease liabilities on the balance sheet and note disclosures pertaining to leasing activities.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$180,221	$151,546	$375,621	$336,159
Other comprehensive earnings, net of tax	4,392	2,978	7,613	7,759
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$184,613	$154,524	$383,234	$343,918

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net earnings (loss) attributable to noncontrolling interests	$132	$(7)	$275	$(72)
Other comprehensive earnings, net of tax	—	8	1	10
Comprehensive earnings (loss) attributable to noncontrolling interests	$132	$1	$276	$(62)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in accumulated other comprehensive earnings, net of tax, are as follows:

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Three-Months Ended September 30, 2018
Balance at beginning of period	$(124,798)	$(1,085)	$—	$(125,883)
Other comprehensive earnings before reclassifications, net of tax	—	365	—	365
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,027	—	—	4,027
Other comprehensive earnings, net of tax	4,027	365	—	4,392
Balance at end of period	$(120,771)	$(720)	$—	$(121,491)

	Three-Months Ended September 30, 2017
Balance at beginning of period	$(124,553)	$(636)	$(717)	$(125,906)
Other comprehensive earnings before reclassifications, net of tax	—	838	—	838
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,918	—	222	2,140
Other comprehensive earnings, net of tax	1,918	838	222	2,978
Balance at end of period	$(122,635)	$202	$(495)	$(122,928)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

	(Dollars in Thousands)
			Unamortized
			Value of
			Terminated	Accumulated
	Pension and		Forward Starting	Other
	Postretirement	Foreign	Interest Rate	Comprehensive
	Benefit Plans	Currency	Swap	Loss
	Nine-Months Ended September 30, 2018
Balance at beginning of period	$(128,802)	$(22)	$(280)	$(129,104)
Other comprehensive loss before reclassifications, net of tax	—	(698)	—	(698)
Amounts reclassified from accumulated other comprehensive loss, net of tax	8,031	—	280	8,311
Other comprehensive earnings (loss), net of tax	8,031	(698)	280	7,613
Balance at end of period	$(120,771)	$(720)	$—	$(121,491)

	Nine-Months Ended September 30, 2017
Balance at beginning of period	$(128,373)	$(1,162)	$(1,152)	$(130,687)
Other comprehensive earnings before reclassifications, net of tax	—	1,364	—	1,364
Amounts reclassified from accumulated other comprehensive loss, net of tax	5,738	—	657	6,395
Other comprehensive earnings, net of tax	5,738	1,364	657	7,759
Balance at end of period	$(122,635)	$202	$(495)	$(122,928)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three-Months Ended September 30, 2018
Balance at beginning of period	$78,619	$—	$78,619
Tax effect of other comprehensive earnings	(1,326)	—	(1,326)
Balance at end of period	$77,293	$—	$77,293

	Three-Months Ended September 30, 2017
Balance at beginning of period	$79,675	$464	$80,139
Tax effect of other comprehensive earnings	(1,193)	(147)	(1,340)
Balance at end of period	$78,482	$317	$78,799

	Nine-Months Ended September 30, 2018
Balance at beginning of period	$79,938	$178	$80,116
Tax effect of other comprehensive earnings	(2,645)	(178)	(2,823)
Balance at end of period	$77,293	$—	$77,293

	Nine-Months Ended September 30, 2017
Balance at beginning of period	$82,044	$749	$82,793
Tax effect of other comprehensive earnings	(3,562)	(432)	(3,994)
Balance at end of period	$78,482	$317	$78,799

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss (continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three-Months Ended		Nine-Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings and
	2018	2017	2018	2017	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement expense	$2,692	$—	$2,692	$—
Amortization of:
Prior service credit	(492)	(402)	(1,479)	(1,070)
Actuarial loss	3,153	3,513	9,463	10,370
	5,353	3,111	10,676	9,300	Other nonoperating income, net
Tax benefit	(1,326)	(1,193)	(2,645)	(3,562)	Income tax expense
	$4,027	$1,918	$8,031	$5,738

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$—	$369	$458	$1,089	Interest expense
Tax benefit	—	(147)	(178)	(432)	Income tax expense
	$—	$222	$280	$657

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three- and nine-months ended September 30, 2018 and 2017, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Significant Accounting Policies (continued)

Earnings per Common Share

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$180,221	$151,546	$375,621	$336,159
Less: Distributed and undistributed earnings attributable to unvested awards	271	399	672	1,000
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$179,950	$151,147	$374,949	$335,159

Basic weighted-average common shares outstanding	62,932	62,896	62,970	62,940
Effect of dilutive employee and director awards	235	262	254	278
Diluted weighted-average common shares outstanding	63,167	63,158	63,224	63,218

2.	Revenue Recognition

Total revenues include sales of products and services to customers, net of any discounts or allowances, and freight revenues.  Product revenues are recognized when control of the promised good is transferred to the customer, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and recognized using the percentage-of-completion method under the revenue-cost approach. Under the revenue-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs incurred to date as a percentage of total estimated project costs. The Company believes the revenue-cost approach is appropriate as the use of asphalt in a paving contract is relatively consistent with the performance of the paving service. Paving contracts, notably with governmental entities, may contain performance bonuses based on quality specifications. Given the uncertainty of meeting the criteria until the performance obligation is completed, performance bonuses are recognized as revenues when and if determined to be achieved. Performance bonuses are not material to the Company’s consolidated results of operations for the three- and nine-months ended September 30, 2018 and 2017.  Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistent with the timing of the product revenues.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

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

Future revenues from unsatisfied performance obligations at September 30, 2018 and 2017 were $111,721,000 and $107,953,000, respectively, where the remaining periods to complete these obligations ranged from one month to 27 months and one month to 21 months, respectively.

Sales Taxes. The Company is deemed to be an agent when collecting sales taxes from customers.  Sales taxes collected are initially recorded as liabilities until remitted to taxing authorities and are not reflected in the consolidated statements of earnings as revenues and expenses.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

	Three-Months Ended
	September 30, 2018
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$348,429	$28,576	$377,005
Southeast Group	121,661	3,886	125,547
West Group	603,763	39,802	643,565
Total Building Materials Business	1,073,853	72,264	1,146,117
Magnesia Specialties	68,365	5,158	73,523
Total	$1,142,218	$77,422	$1,219,640

	Three-Months Ended
	September 30, 2017
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$287,085	$21,387	$308,472
Southeast Group	91,427	3,416	94,843
West Group	584,086	36,426	620,512
Total Building Materials Business	962,598	61,229	1,023,827
Magnesia Specialties	59,889	4,016	63,905
Total	$1,022,487	$65,245	$1,087,732

Service revenues, which include paving operations located in Colorado, were $82,232,000 and $94,503,000 for the three-months ended September 30, 2018 and 2017, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Revenue Recognition (continued)

	Nine-Months Ended
	September 30, 2018
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$841,897	$64,480	$906,377
Southeast Group	308,306	10,443	318,749
West Group	1,672,707	110,467	1,783,174
Total Building Materials Business	2,822,910	185,390	3,008,300
Magnesia Specialties	201,390	14,357	215,747
Total	$3,024,300	$199,747	$3,224,047

	Nine-Months Ended
	September 30, 2017
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$734,406	$53,984	$788,390
Southeast Group	266,690	10,784	277,474
West Group	1,620,632	106,110	1,726,742
Total Building Materials Business	2,621,728	170,878	2,792,606
Magnesia Specialties	189,918	12,592	202,510
Total	$2,811,646	$183,470	$2,995,116

Services revenues, which include paving operations located in Colorado, were $162,944,000 and $179,553,000 for the nine-months ended September 30, 2018 and 2017, respectively.

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

(Dollars in Thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Costs in excess of billings	$5,581	$1,310	$8,727
Billings in excess of costs	$9,111	$7,204	$5,981

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Revenue Recognition (continued)

Revenues recognized from the beginning balance of contract liabilities for the three-months ended September 30, 2018 and 2017 were $6,203,000 and $4,439,000, respectively, and for the nine-months ended September 30, 2018 and 2017 were $6,816,000 and $8,231,000, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer.  Included on the Company’s consolidated balance sheets, retainage was $8,733,000, $9,029,000 and $7,680,000 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Warranties. The Company’s construction contracts generally contain warranty provisions typically for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three- and nine-months ended September 30, 2018 and 2017.

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

On April 27, 2018, the Company successfully completed its acquisition of Bluegrass Materials Company (Bluegrass), the largest privately-held, pure-play aggregates company in the United States.  The final purchase price was $1,617,357,000, inclusive of the working capital true up. Bluegrass’ operations include 23 active sites with more than 125 years of reserves, collectively, in Georgia, South Carolina, Tennessee, Maryland, Kentucky and Pennsylvania.  These operations complement the Company’s existing southeastern footprint in its Mid-America and Southeast Groups and provide new growth platforms within Maryland and Kentucky.  The Company reached an agreement with the U.S. Department of Justice (DOJ), approved by the federal district court for the District of Columbia, which resolved all competition issues with respect to the acquisition.  Under the terms of the agreement with the DOJ, Martin Marietta divested its heritage Forsyth aggregates quarry north of Atlanta, Georgia, and the legacy Bluegrass Beaver Creek aggregates quarry in western Maryland.  In connection with the sale of its Forsyth quarry, the Company recognized a pretax gain of $14,785,000, which is included in acquisition-related expenses, net, in the consolidated statements of earnings and comprehensive earnings. There was no gain or loss on the Beaver Creek divestiture.

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

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Business Combination (continued)

The Company has determined preliminary fair values of the assets acquired and liabilities assumed.  Although initial accounting for the business combination has been recorded, these amounts are subject to change during the measurement period which extends no longer than one year from consummation date based on additional reviews, such as asset verification and completion of deferred tax estimates based on the determination of the historic tax basis in assets acquired. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, property, plant and equipment; goodwill; and deferred income tax liabilities.  Therefore, the measurement period remains open as of September 30, 2018.  The following is a summary of the estimated fair values of the assets acquired and the liabilities assumed (dollars in thousands).

Assets:
Cash	$1,159
Receivables	25,479
Inventory	46,156
Other current assets	1,029
Property, plant and equipment	1,522,386
Intangible assets, other than goodwill	19,125
Goodwill	239,360
Total assets	1,854,694

Liabilities:
Accounts payable and accrued expenses	17,893
Deferred income tax liabilities, net	210,443
Noncontrolling interest	9,001
Total liabilities	237,337

Total consideration	$1,617,357

Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed and reflects projected operating synergies from the transaction, including expected overhead savings.  It has not yet been determined if any of the goodwill generated by the transaction will be deductible for income tax purposes.

Total revenues and earnings from operations attributable to acquired operations included in the consolidated earnings statements for the three-months ended September 30, 2018 were $68,656,000 and $11,531,000, respectively, and for the nine-months ended September 30, 2018 were $115,007,000 and $18,276,000, respectively.

Acquisition-related expenses were $89,000 and $27,710,000 for the three- and nine-months ended September 30, 2018, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Business Combination (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Bluegrass as though the companies were combined as of January 1, 2017.  Financial information for periods prior to the April 27, 2018 acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that result from the combination.  Consistent with the assumed acquisition date of January 1, 2017, the pro forma financial results for the nine-months ended September 30, 2017 include acquisition-related expenses of $27,710,000, the $14,785,000 gain on the required divestiture of assets and the one-time $19,893,000 increase in cost of sales for the sale of acquired inventory.

The pro forma financial statements do not purport to project the future financial position or operating results of the combined company.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(Dollars in Thousands, except per share data)
Total revenues	$1,219,640	$1,148,787	$3,279,455	$3,154,563
Net earnings attributable to Martin Marietta	$185,051	$151,986	$399,113	$300,458
Diluted EPS	$2.93	$2.41	$6.31	$4.75

On August 31, 2018, the Company purchased the remaining noncontrolling interest in a consolidated joint venture where the initial controlling interest was acquired as part of the Bluegrass acquisition.
4.	Goodwill and Other Intangibles

	Mid-America	Southeast	West
	Group	Group	Group	Total
	(Dollars in Thousands)
Balance at January 1, 2018	$281,403	$50,346	$1,828,541	$2,160,290
Acquisitions	147,333	92,738	—	240,071
Divestitures	—	(927)	—	(927)
Balance at September 30, 2018	$428,736	$142,157	$1,828,541	$2,399,434

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Other Intangibles (continued)

Intangible assets subject to amortization consist of the following:

	Gross Amount	Accumulated Amortization	Net Balance
(Dollars in Thousands)	September 30, 2018
Noncompetition agreements	$12,024	$(11,105)	$919
Customer relationships	56,530	(18,325)	38,205
Operating permits	458,952	(31,375)	427,577
Use rights and other	19,564	(10,789)	8,775
Trade names	12,800	(9,387)	3,413
Total	$559,870	$(80,981)	$478,889

Intangible assets deemed to have an indefinite life and not being amortized consist of the following:

	Building Materials Business	Magnesia Specialties	Total
(Dollars in Thousands)	September 30, 2018
Operating permits	$6,600	$—	$6,600
Use rights	20,642	—	20,642
Trade names	280	2,565	2,845
Total	$27,522	$2,565	$30,087

Intangibles acquired during the year are as follows:

(Dollars in Thousands)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$20,620	12 years

Not subject to amortization:
Water rights	1,100	N/A
Total	$21,720

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Goodwill and Other Intangibles (continued)

Total amortization expense for intangible assets for the nine-months ended September 30, 2018 and 2017 was $10,549,000 and $10,710,000, respectively.

The estimated amortization expense for intangible assets for the last three months of 2018 and for each of the next four years and thereafter is as follows:

(Dollars in Thousands)
October - December 2018	$3,398
2019	13,429
2020	13,393
2021	12,703
2022	11,232
Thereafter	424,734
Total	$478,889

5.	Inventories, Net

	September 30,	December 31,	September 30,
	2018	2017	2017
	(Dollars in Thousands)
Finished products	$610,663	$552,999	$526,404
Products in process and raw materials	61,891	62,761	62,449
Supplies and expendable parts	139,409	128,792	126,918
	811,963	744,552	715,771
Less: Allowances	(160,668)	(143,961)	(139,342)
Total	$651,295	$600,591	$576,429

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Long-Term Debt

	September 30,	December 31,	September 30,
	2018	2017	2017
	(Dollars in Thousands)
6.60% Senior Notes, due 2018	$—	$299,871	$299,774
7% Debentures, due 2025	124,249	124,180	124,157
6.25% Senior Notes, due 2037	228,079	228,033	228,018
4.25% Senior Notes, due 2024	396,251	395,814	395,673
4.250% Senior Notes, due 2047	591,499	591,688	—
3.500% Senior Notes, due 2027	494,643	494,352	—
3.450% Senior Notes, due 2027	296,861	296,628	296,551
Floating Rate Senior Notes, due 2019, interest rate of 2.84% and 2.13% at September 30, 2018 and December 31, 2017, respectively	299,074	298,102	—
Floating Rate Notes, due 2020, interest rate of 2.96%, 2.10% and 1.96% at September 30, 2018, December 31, 2017 and September 30, 2017, respectively	298,773	298,227	298,046
Revolving Facility, due 2022, interest rate of 3.29% at September 30, 2018	100,000	—	—
Trade Receivable Facility, interest rate of 2.83% and 1.96% at September 30, 2018 and 2017, respectively	380,000	—	80,000
Other notes	269	308	321
Total debt	3,209,698	3,027,203	1,722,540
Less: Current maturities of long-term debt and short-term facilities	(380,041)	(299,909)	(80,038)
Long-term debt	$2,829,657	$2,727,294	$1,642,502

On April 17, 2018, the Company, through a wholly-owned special-purpose subsidiary, increased its trade receivable securitization facility (the Trade Receivable Facility) to $400,000,000.  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined, of $465,217,000, $338,784,000 and $402,754,000 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month London Inter-bank Offered Rate, or LIBOR, plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  On September 25, 2018, the Company extended the maturity date of Trade Receivable Facility, which contains a cross-default provision to the Company’s other debt agreements, to September 25, 2019.

On April 16, 2018, the maturity date, the Company repaid the $300,000,000 of the 6.6% Senior Notes with cash on hand.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Long-Term Debt (continued)

The Company has a $700,000,000 five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50,000,000, such reduction not to exceed $200,000,000, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at September 30, 2018.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2,301,000 of outstanding letters of credit issued under the Revolving Facility at September 30, 2018 and December 31, 2017 and $1,963,000 at September 30, 2017.

Accumulated other comprehensive loss includes the unamortized value of terminated forward starting interest rate swap agreements. The amortization of the terminated value of the forward starting interest rate swap agreements was complete with the maturity of the related debt in April 2018.  For the nine-months ended September 30, 2018, the Company recognized $458,000 as additional interest expense. For the three- and nine-months ended September 30, 2017, the Company recognized $369,000 and $1,089,000, respectively, as additional interest expense.
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

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Financial Instruments (continued)

The carrying values and fair values of the Company’s long-term debt were $3,209,698,000 and $3,144,615,000, respectively, at September 30, 2018; $3,027,203,000 and $3,144,902,000, respectively, at December 31, 2017; and $1,722,540,000 and $1,830,750,000, respectively, at September 30, 2017. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings, which primarily represents variable-rate debt, was based on Level 2 of the fair value hierarchy using quoted market prices for similar debt instruments, and approximates their carrying amounts as the interest rates reset periodically.
8.	Income Taxes

The Company’s effective income tax rate for the nine-months ended September 30, 2018 was 18.3%.  The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising from the net permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the nine-months ended September 30, 2018, the effective income tax rate also reflects a permanent net income tax benefit of $15,454,000 resulting primarily from (i) the Company making additional contributions of $125,000,000 for a total of $150,000,000 discretionary contributions to its qualified pension plan during the quarter ended September 30, 2018, which is deductible on the Company’s 2017 income tax return; and (ii) changes in the Company’s method of accounting for income tax purposes to accelerate the deduction of various expenses.  Prior to the quarter ended September 30, 2018, the Company had included an estimate of $25,000,000 of discretionary pension plan contributions in its 2017 tax provision.  The tax benefit resulted from the difference in the federal tax rate at which the deductions were claimed versus the tax rate at which the deferred tax assets were recorded at year end as a result of the Tax Reform Act (2017 Tax Act), net of the correlative effects of reduced deductions for domestic production deduction and percentage depletion.  The enactment of the 2017 Tax Act reduced the federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  Therefore, the effective income tax rate of 26.2% for the nine-months ended September 30, 2017 is not comparable.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) to address situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  As such, due to the timing of the enactment date and the Company’s reporting periods, the Company recognized provisional amounts for the remeasurement of deferred tax assets and liabilities, including the tax benefit mentioned above, and transition tax on undistributed foreign earnings as of September 30, 2018.  In accordance with SAB 118, the Company may record additional provisional amounts during the measurement period not to extend beyond one year of the enactment date. The Company will complete its analysis after the filing of its federal and state corporate income tax returns in the fourth quarter.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Three-Months Ended September 30,
	Pension		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in Thousands)
Service cost	$7,911	$7,457	$19	$20
Interest cost	8,307	9,729	130	182
Expected return on assets	(11,516)	(10,691)	—	—
Amortization of:
Prior service cost (credit)	27	34	(519)	(436)
Actuarial loss (gain)	3,206	3,604	(53)	(91)
Settlement charge	2,692	—	—	—
Net periodic benefit cost (credit)	$10,627	$10,133	$(423)	$(325)

	Nine-Months Ended September 30,
	Pension		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in Thousands)
Service cost	$23,732	$20,060	$58	$60
Interest cost	24,921	27,074	389	547
Expected return on assets	(34,549)	(29,818)	—	—
Amortization of:
Prior service cost (credit)	77	237	(1,556)	(1,307)
Actuarial loss (gain)	9,621	10,643	(158)	(273)
Settlement charge	2,692	—	—	—
Net periodic benefit cost (credit)	$26,494	$28,196	$(1,267)	$(973)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses while all other components are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

In the quarter ended September 30, 2018, the Company made $150,000,000 of discretionary contributions to its qualified pension plan.  No additional contributions to the qualified pension plan are expected to be made for the remainder of 2018. The Company currently estimates that it will contribute a total of $12,400,000 for the year ending December 31, 2018 to satisfy required payments under the unfunded nonqualified pension plans.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

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

In addition, the Company has a $6,000,000 interest-only loan, due December 31, 2019, outstanding from this unconsolidated affiliate as of September 30, 2018, December 31, 2017 and September 30, 2017.  The interest rate is one-month LIBOR plus 1.75%.

Employees

The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment.  Of the Magnesia Specialties segment, 100% of its hourly employees are represented by labor unions.  The Manistee collective bargaining agreement expires in August 2019; the Woodville collective bargaining agreement expires June 2022.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Business Segments (continued)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$377,005	$308,472	$906,377	$788,390
Southeast Group	125,547	94,843	318,749	277,474
West Group	643,565	620,512	1,783,174	1,726,742
Total Building Materials Business	1,146,117	1,023,827	3,008,300	2,792,606
Magnesia Specialties	73,523	63,905	215,747	202,510
Total	$1,219,640	$1,087,732	$3,224,047	$2,995,116

Products and services revenues:
Mid-America Group	$348,429	$287,085	$841,897	$734,406
Southeast Group	121,661	91,427	308,306	266,690
West Group	603,763	584,086	1,672,707	1,620,632
Total Building Materials Business	1,073,853	962,598	2,822,910	2,621,728
Magnesia Specialties	68,365	59,889	201,390	189,918
Total	$1,142,218	$1,022,487	$3,024,300	$2,811,646

Earnings (Loss) from operations:
Mid-America Group	$120,344	$106,235	$235,221	$204,939
Southeast Group	26,372	17,882	60,464	42,331
West Group	92,090	96,522	249,885	270,246
Total Building Materials Business	238,806	220,639	545,570	517,516
Magnesia Specialties	23,301	17,590	65,867	58,589
Corporate	(21,445)	(11,265)	(67,741)	(59,138)
Total	$240,662	$226,964	$543,696	$516,967

	September 30, 2018	December 31, 2017	September 30, 2017
Assets employed:	(Dollars in thousands)
Mid-America Group	$2,802,054	$1,532,867	$1,538,594
Southeast Group	1,300,090	616,344	604,144
West Group	5,032,662	5,014,231	5,032,103
Total Building Materials Business	9,134,806	7,163,442	7,174,841
Magnesia Specialties	141,998	152,257	148,581
Corporate	311,367	1,676,812	243,363
Total	$9,588,171	$8,992,511	$7,566,785

As of September 30, 2018, the increase in assets employed compared with September 30, 2017 primarily reflect the assets acquired from the Bluegrass acquisition completed in second quarter 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

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

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$687,800	$590,312	$1,778,124	$1,619,282
Cement	98,223	88,470	300,554	280,961
Ready mixed concrete	254,686	240,222	750,424	704,471
Asphalt and paving services	99,983	110,973	199,489	215,652
Less: interproduct revenues	(66,839)	(67,379)	(205,681)	(198,638)
Products and services	1,073,853	962,598	2,822,910	2,621,728
Freight	72,264	61,229	185,390	170,878
Total Building Materials Business	1,146,117	1,023,827	3,008,300	2,792,606
Magnesia Specialties:
Products and services	68,365	59,889	201,390	189,918
Freight	5,158	4,016	14,357	12,592
Total Magnesia Specialties	73,523	63,905	215,747	202,510
Total	$1,219,640	$1,087,732	$3,224,047	$2,995,116

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$209,082	$187,065	$460,624	$439,032
Cement	32,543	27,459	97,582	87,608
Ready mixed concrete	20,632	23,913	66,226	70,542
Asphalt and paving services	25,606	28,873	36,479	44,446
Products and services	287,863	267,310	660,911	641,628
Freight	(47)	1,012	432	2,040
Total Building Materials Business	287,816	268,322	661,343	643,668
Magnesia Specialties:
Products and services	26,823	21,272	76,756	69,425
Freight	(1,076)	(1,362)	(3,280)	(3,576)
Total Magnesia Specialties	25,747	19,910	73,476	65,849
Corporate	(579)	3,446	4,474	3,321
Total	$312,984	$291,678	$739,293	$712,838

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Supplemental Cash Flow Information

The components of the change in other assets and liabilities, net, are as follows:

	Nine-Months Ended
	September 30,
	2018	2017
	(Dollars in Thousands)
Other current and noncurrent assets	$(32,572)	$(29,342)
Accrued salaries, benefits and payroll taxes	5,986	(6,234)
Accrued insurance and other taxes	4,555	10,230
Accrued income taxes	6,220	16,393
Accrued pension, postretirement and postemployment benefits	(131,963)	(5,807)
Other current and noncurrent liabilities	2,769	49,244
	$(145,005)	$34,484

Noncash investing and financing activities are as follows:

	Nine-Months Ended
	September 30,
	2018	2017
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$24,930	$20,339
Acquisition of assets through capital lease	$449	$196
Settlement of royalty obligation via asset sale	$—	$900

Supplemental disclosures of cash flow information are as follows:

	Nine-Months Ended
	September 30,
	2018	2017
	(Dollars in Thousands)
Cash paid for interest	$84,522	$49,564
Cash paid for income taxes	$7,253	$96,643

14.	Other operating expenses and income, net

Other operating expenses and income, net, for the quarter ended September 30, 2018, include a $7,113,000 restructuring charge, which primarily consists of asset impairment charges and severance costs in the Company’s Southwest ready mixed concrete operations.  These operations are reported in the West Group reportable segment.  For the nine-months ended September 30, 2018, in addition to the restructuring charge, other operating expenses and income, net, includes a net gain on legal settlements of $7,677,000 and a gain on the sale of surplus land of $16,938,000.  Other operating expenses, net, for the quarter ended September 30, 2017 include $12,425,000 of repair costs related to leased railcars.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to the Company’s critical accounting policies during the nine-months ended September 30, 2018, other than the adoption of new accounting pronouncements as described in Note 1 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall.  Thus, production and shipment levels vary by quarter.  Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize production, shipments and profitability in all markets served by the Company.  Due to the potentially significant impact of weather on the Company’s operations, current period and year-to-date results are not indicative of expected performance for other interim periods or the full year.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Company’s management believes that EBITDA may provide additional information with respect to the Company’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$180,221	$151,546	$375,621	$336,159
Add back:
Interest expense	35,468	23,141	103,526	68,037
Income tax expense for controlling interests	29,051	52,744	84,070	119,247
Depreciation, depletion and amortization expense	88,693	74,531	250,144	218,531
Consolidated EBITDA	$333,433	$301,962	$813,361	$741,974

Significant items for the quarter ended September 30, 2018 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1.22 billion compared with $1.09 billion
♦	Building Materials business products and services revenues of $1.07 billion compared with $962.6 million and Magnesia Specialties products revenue of $68.4 million compared with $59.9 million
♦	Consolidated gross profit of $313.0 million compared with $291.7 million
♦	Consolidated earnings from operations of $240.7 million compared with $227.0 million
♦	Net earnings attributable to Martin Marietta of $180.2 million compared with $151.5 million
♦	EBITDA of $333.4 million compared with $302.0 million
♦	Earnings per diluted share of $2.85 compared with $2.39

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

The following table presents total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three-months ended September 30, 2018 and 2017. In each case, the data is stated as a percentage of total products and services revenues of the Company or the relevant segment or product line, as the case may be. Prior-year information has been reclassified to conform to current-year presentation.

	Three-Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$348,429	100.0	$287,085	100.0
Southeast Group
Aggregates	121,661	100.0	91,427	100.0
West Group
Aggregates	217,710	100.0	211,800	100.0
Cement	98,223	100.0	88,470	100.0
Ready mixed concrete	254,686	100.0	240,222	100.0
Asphalt and paving	99,983	100.0	110,973	100.0
Less: Interproduct revenues	(66,839)		(67,379)
Products and services	1,073,853	100.0	962,598	100.0
Freight	72,264		61,229
Total Building Materials Business	1,146,117	100.0	1,023,827	100.0
Magnesia Specialties Business:
Products	68,365	100.0	59,889	100.0
Freight	5,158		4,016
Total Magnesia Specialties Business	73,523	100.0	63,905	100.0
Total	$1,219,640	100.0	$1,087,732	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

	Three-Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$131,072	37.6	$117,965	41.1
Southeast Group
Aggregates	30,899	25.4	18,391	20.1
West Group
Aggregates	47,111	21.6	50,709	23.9
Cement	32,543	33.1	27,459	31.0
Ready mixed concrete	20,632	8.1	23,913	10.0
Asphalt and paving	25,606	25.6	28,873	26.0
Products and services	287,863	26.8	267,310	27.8
Freight	(47)		1,012
Total Building Materials Business	287,816	25.1	268,322	26.2
Magnesia Specialties Business:
Products	26,823	39.2	21,272	35.5
Freight	(1,076)		(1,362)
Total Magnesia Specialties Business	25,747	35.0	19,910	31.2
Corporate	(579)		3,446
Total	$312,984	25.7	$291,678	26.8

Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$14,113		$12,671
Southeast Group	4,440		4,097
West Group	26,600		24,716
Total Building Materials Business	45,153		41,484
Magnesia Specialties	2,404		2,329
Corporate	20,884		13,406
Total	$68,441	5.6	$57,219	5.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

	Three-Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$120,344		$106,235
Southeast Group	26,372		17,882
West Group	92,090		96,522
Total Building Materials Business	238,806		220,639
Magnesia Specialties	23,301		17,590
Corporate	(21,445)		(11,265)
Total	$240,662	19.7	$226,964	20.9

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three-Months Ended
	September 30, 2018
	Volume	Pricing
Volume/Pricing variance (1)
Heritage Operations:(2)
Mid-America Group	5.4%	2.8%
Southeast Group	6.2%	1.7%
West Group	(0.6)%	3.1%
Total Heritage Aggregates Operations	3.2%	2.9%
Total Aggregates Operations(3)	14.9%	1.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

	Three-Months Ended
	September 30,
	2018	2017
	(Tons in Thousands)
Shipments
Heritage Operations:(2)
Mid-America Group	22,533	21,371
Southeast Group (4)	5,682	5,349
West Group	16,979	17,085
Heritage Aggregates Operations	45,194	43,805
Acquisitions	5,130	—
Total Aggregates Operations(3)	50,324	43,805

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the comparable period.

(3) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

(4) 2017 shipments include the Forsyth, Georgia operation, which was divested in April 2018.

The following table presents aggregates shipment data and volume variance excluding the Forsyth, Georgia operation for the three-months ended September 30, 2017 to provide a more comparable analysis of aggregates volume variance.

	Three-Months Ended
	September 30,
	2018	2017
	(Tons in Thousands)
Southeast Group:
Reported heritage aggregates shipments	5,682	5,349
Less: Aggregates shipments for the Forsyth, Georgia quarry during periods of Martin Marietta ownership	—	(272)
Adjusted heritage aggregates shipments	5,682	5,077

Heritage aggregates volume variance excluding shipments for the Forsyth, Georgia quarry	11.9%

Total Heritage Business:
Reported heritage aggregates shipments	45,194	43,805
Less: Aggregates shipments for the Forsyth, Georgia quarry during periods of Martin Marietta ownership	—	(272)
Adjusted heritage aggregates shipments	45,194	43,533

Heritage aggregates volume variance excluding shipments for the Forsyth, Georgia quarry	3.8%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

Volume growth accelerated during the quarter’s first two months, reflecting strong underlying product demand, most notably in Texas, North Carolina, Georgia and Iowa. Despite clear market strength, extreme weather temporarily hindered construction activity. Record precipitation in Texas, compounded by disruptions from Hurricane Florence in the Carolinas, adversely impacted September’s aggregates shipment, production and overall efficiency levels.

Heritage aggregates volume and pricing improved 3.8% and 2.9%, respectively, excluding the third-quarter 2017 shipments from the Company’s Forsyth, Georgia, quarry that was divested in April 2018.

Aggregates shipments to the infrastructure market were flat as large public projects in North Carolina and Texas were weather delayed. The Company remains encouraged by the recent acceleration of state lettings and contract awards. As state Departments of Transportation (DOTs) and contractors continue to address labor constraints, and the broader industry benefits from further regulatory reform, management remains confident that infrastructure demand will continue to improve driven by funding provided by the Fixing America’s Surface Transportation Act (FAST Act) and numerous state and local transportation initiatives. While some contractors are reporting longer lag times between contract awards and project commencement, public construction projects, once awarded, are seen through to completion.  Thus, delays from weather or other factors typically serve to extend the duration of the construction cycle for the Company’s single largest end-use market. Aggregates shipments to the infrastructure market comprised 41% of third-quarter aggregates volumes. On a year-to-date basis, the infrastructure market represented 39% of aggregates shipments, remaining below the Company’s most recent five-year average of 43%.

Aggregates shipments to the nonresidential market increased 5%, driven by both commercial and heavy industrial construction activity. Looking ahead, ongoing energy-sector project approvals, supported by higher oil prices, underpin management’s expectation that the next wave of these large projects, particularly along the Gulf Coast, will contribute to increased aggregates demand for the next several years. The nonresidential market represented 33% of third-quarter aggregates shipments.

Aggregates shipments to the residential market increased 7%. Florida, Texas, Colorado, North Carolina, South Carolina and Georgia, six of the Company’s key states, ranked in the top ten nationally for growth in single-family housing unit starts for the trailing twelve months ended August 2018. The residential construction outlook across the Company’s geographic footprint remains positive for both single- and multi-family housing, driven by favorable demographics, job growth, land availability and efficient permitting. The residential market accounted for 20% of third-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 6% of third-quarter aggregates shipments. Shipments to this sector increased 6%, reflecting improved ballast shipments from the Midwest and Rocky Mountain Divisions.

The average selling price by product line for the Building Materials business is as follows:

	Three-Months Ended
	September 30,
	2018	2017	% Change
Aggregates - heritage (per ton)	$13.79	$13.40	2.9%
Aggregates - acquisition (per ton)	$11.86	$—
Cement (per ton)	$110.63	$107.11	3.3%
Ready Mixed Concrete (per cubic yard)	$112.14	$109.22	2.7%
Asphalt (per ton)	$44.40	$44.73	(0.7)%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three-Months Ended
	September 30,
	2018	2017
Shipments
Aggregates (in thousands):
Heritage:
Tons to external customers	42,312	40,787
Internal tons used in other product lines	2,882	3,018
Total heritage aggregates tons	45,194	43,805
Acquisitions:
Tons to external customers	5,130	—
Internal tons used in other product lines	—	—
Total acquisition aggregates tons	5,130	—

Cement (in thousands):
Tons to external customers	587	523
Internal tons used in ready mixed concrete	292	294
Total cement tons	879	817

Ready Mixed Concrete (in thousands of cubic yards)	2,232	2,160

Asphalt (in thousands):
Tons to external customers	394	385
Internal tons used in paving business	709	829
Total asphalt tons	1,103	1,214

Third-quarter cement product revenues increased 11.0%.  Shipments and pricing improved 7.6% and 3.3%, respectively, reflecting strong demand in North and South Texas and contributed to gross margin improvement of 210 basis points to 33.1%.

Ready mixed concrete shipments increased 3.3%, with solid gains throughout the Rocky Mountain and Southwest Divisions, despite September’s record rainfall in Texas. Ready mixed concrete selling prices increased 2.7%. Ongoing project delays and permitting issues contributed to the 9.1% decrease in hot mixed asphalt shipments. Asphalt pricing was essentially flat.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

Magnesia Specialties Business

Magnesia Specialties reported third-quarter total products revenue increase of 14.2% to $68.4 million, compared with $59.9 million.  Products gross profit was $26.8 million compared with $21.3 million and earnings from operations were $23.3 million compared with $17.6 million.  Operating efficiencies, together with lower unit energy costs, contributed to a 370-basis-point increase in third-quarter product gross margin to 39.2%.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended September 30, 2017	$291,678
Aggregates products:
Volume	79,452
Pricing	18,036
Cost increases, net	(75,471)
Change in aggregates products gross profit	22,017
Cement products and downstream products and services	(1,464)
Magnesia Specialties products	5,551
Corporate	(4,025)
Freight	(773)
Change in consolidated gross profit	21,306
Consolidated gross profit, quarter ended September 30, 2018	$312,984

Cost increases, net, includes the $8.3 million negative impact of selling acquired inventory after its markup to fair value as a part of acquisition accounting.

Cement outage costs, which reflect planned and unplanned plant shutdowns, were $4.2 million for the quarter compared with $2.0 million for the prior-year quarter.

Consolidated Operating Results

Consolidated SG&A was 5.6% of total revenues compared with 5.3% in the prior-year quarter.  Earnings from operations for the quarter were $240.7 million in 2018 compared with $227.0 million in 2017.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating expense, net, was $3.8 million in 2018 and $6.2 million in 2017.  The 2018 amount reflects $7.1 million in restructuring expenses related to the Company’s Southwest ready mixed concrete operations.  The 2017 amount includes a $12.4 million expense for repair costs related to certain of the Company’s leased railcars.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the third quarter, other nonoperating income, net, was $4.2 million and $0.5 million in 2018 and 2017, respectively.  The increase in 2018 compared with 2017 primarily reflects higher earnings from nonconsolidated equity investments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

Significant items for the nine-months ended September 30, 2018 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $3.22 billion increased 7.6% compared with $3.00 billion
♦	Building Materials business products and services revenues of $2.82 billion compared with $2.62 billion and Magnesia Specialties products revenue of $201.4 million compared with $189.9 million
♦	Consolidated gross profit of $739.3 million compared with $712.8 million
♦	Consolidated earnings from operations of $543.7 million compared with $517.0 million
♦	Net earnings attributable to Martin Marietta of $375.6 million compared with $336.2 million
♦	EBITDA of $813.4 million compared with $742.0 million
♦	Earnings per diluted share of $5.93 compared with $5.30

The following table presents total revenues, gross profit (loss), selling, general and administrative expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the nine-months ended September 30, 2018 and 2017.  In each case, the data is stated as a percentage of total products and services revenues of the Company or the relevant segment or product line, as the case may be. Prior-year information has been reclassified to conform to current-year presentation.

	Nine-Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$841,897	100.0	$734,407	100.0
Southeast Group
Aggregates	308,306	100.0	266,690	100.0
West Group
Aggregates	627,921	100.0	618,185	100.0
Cement	300,554	100.0	280,961	100.0
Ready mixed concrete	750,424	100.0	704,471	100.0
Asphalt and paving	199,489	100.0	215,652	100.0
Less: Interproduct revenues	(205,681)		(198,638)
Products and services	2,822,910	100.0	2,621,728	100.0
Freight	185,390		170,878
Total Building Materials Business	3,008,300	100.0	2,792,606	100.0
Magnesia Specialties:
Products	201,390	100.0	189,918	100.0
Freight	14,357		12,592
Total Magnesia Specialties Business	215,747	100.0	202,510	100.0
Total	$3,224,047	100.0	$2,995,116	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

	Nine-Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$270,270	32.1	$242,926	33.1
Southeast Group
Aggregates	57,543	18.7	51,758	19.4
West Group
Aggregates	132,811	21.2	144,348	23.4
Cement	97,582	32.5	87,608	31.2
Ready mixed concrete	66,226	8.8	70,542	10.0
Asphalt and paving	36,479	18.3	44,446	20.6
Products and services	660,911	23.4	641,628	24.5
Freight	432		2,040
Total Building Materials Business	661,343	22.0	643,668	23.0
Magnesia Specialties:
Products	76,756	38.1	69,425	36.6
Freight	(3,280)		(3,576)
Total Magnesia Specialties Business	73,476	34.1	65,849	32.5
Corporate	4,474		3,321
Total	$739,293	22.9	$712,838	23.8

Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$41,260		$39,934
Southeast Group	13,689		12,896
West Group	79,892		75,665
Total Building Materials Business	134,841		128,495
Magnesia Specialties	7,512		7,146
Corporate	67,279		59,486
Total	$209,632	6.5	$195,127	6.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

	Nine-Months Ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$235,221		$204,939
Southeast Group	60,464		42,331
West Group	249,885		270,246
Total Building Materials Business	545,570		517,516
Magnesia Specialties	65,867		58,589
Corporate	(67,741)		(59,138)
Total	$543,696	16.9	$516,967	17.3

Building Materials Business

The following tables present volume and pricing data and shipments data for the aggregates product line.

	Nine-Months Ended
	September 30, 2018
	Volume	Pricing
Volume/Pricing Variance (1)
Heritage Operations:(2)
Mid-America Group	1.5%	4.5%
Southeast Group	(0.7)%	1.7%
West Group	(0.9)%	2.4%
Total Heritage Aggregates Operations	0.2%	3.3%
Total Aggregates Operations(3)	7.4%	2.3%

	Nine-Months Ended
	September 30,
	2018	2017
	(Tons in Thousands)
Shipments
Heritage Operations:(2)
Mid-America Group	55,453	54,624
Southeast Group (4)	15,465	15,579
West Group	49,186	49,637
Heritage Aggregates Operations	120,104	119,840
Acquisitions	8,558	—
Total Aggregates Operations(3)	128,662	119,840

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the comparable period.

(3) Total aggregates operations includes acquisitions from the date of acquisition and divestitures through the date of disposal.

(4) 2018 and 2017 shipments include the Forsyth, Georgia operation, which was divested in April 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

The following table presents aggregates shipment data and volume variance excluding the Forsyth, Georgia operation for the nine-months ended September 30, 2018 and 2017 to provide a more comparable analysis of aggregates volume variance.

	Nine-Months Ended
	September 30,
	2018	2017
	(Tons in Thousands)
Southeast Group:
Reported heritage aggregates shipments	15,465	15,579
Less: Aggregates shipments for the Forsyth, Georgia quarry during periods of Martin Marietta ownership	(229)	(680)
Adjusted heritage aggregates shipments	15,236	14,899

Heritage aggregates volume variance excluding shipments for the Forsyth, Georgia quarry	2.3%

Total Heritage Business:
Reported heritage aggregates shipments	120,104	119,840
Less: Aggregates shipments for the Forsyth, Georgia quarry during periods of Martin Marietta ownership	(229)	(680)
Adjusted heritage aggregates shipments	119,875	119,160

Heritage aggregates volume variance excluding shipments for the Forsyth, Georgia quarry	0.6%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

Unit shipments by product line for the Company is as follows:

	Nine-Months Ended
	September 30,
	2018	2017
Shipments
Aggregates (in thousands):
Heritage:
Tons to external customers	111,951	111,617
Internal tons used in other product lines	8,153	8,223
Total heritage aggregates tons	120,104	119,840
Acquisitions:
Tons to external customers	8,558	—
Internal tons used in other product lines	—	—
Total acquisition aggregates tons	8,558	—
		-
Cement (in thousands):
Tons to external customers	1,767	1,749
Internal tons used in ready mixed concrete	966	895
Total cement tons	2,733	2,644

Ready Mixed Concrete (in thousands of cubic yards)	6,799	6,442

Asphalt (in thousands):
Tons to external customers	803	863
Internal tons used in paving business	1,420	1,615
Total asphalt tons	2,223	2,478

Average selling prices by product line for the Company were as follows:

	Nine-Months Ended
	September 30,
	2018	2017	% Change
Aggregates - heritage (per ton)	$13.87	$13.43	3.3%
Aggregates - acquisition (per ton)	$11.95	$—
Cement (per ton)	$108.92	$105.26	3.5%
Ready Mixed Concrete (per cubic yard)	$108.36	$107.34	1.0%
Asphalt (per ton)	$44.39	$43.08	3.0%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

Magnesia Specialties

For the first nine months of 2018, Magnesia Specialties reported total products revenue of $201.4 million, a 6.0% increase compared with the prior-year period.  Earnings from operations were $65.9 million compared with $58.6 million, a 12.4% increase.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, nine-months ended September 30, 2017	$712,838
Aggregates products:
Volume	105,813
Pricing	53,029
Cost increases, net	(137,250)
Change in aggregates products gross profit	21,592
Cement products and downstream products and services	(2,309)
Magnesia Specialties products	7,331
Corporate	1,153
Freight	(1,312)
Change in consolidated gross profit	26,455
Consolidated gross profit, nine-months ended September 30, 2018	$739,293

Cost increases, net, includes the $18.5 million negative impact of selling acquired inventory after its markup to fair value as a part of acquisition accounting.

Consolidated Operating Results

For the nine-months ended September 30, 2018 and 2017, consolidated SG&A was 6.5% of total revenues.  Earnings from operations for the first nine months were $543.7 million in 2018 compared with $517.0 million in 2017.

For the nine-months ended September 30, consolidated other operating income, net, was $27.0 million in 2018 and $2.6 million in 2017.  The increase in other operating income, net, is primarily driven by a $16.9 million gain on the sale of surplus land and a $7.7 million net gain on litigation and related settlements of in 2018 partially offset by $7.1 million in restructuring expenses related to the Company’s Southwest ready mixed concrete operations.  The 2017 amount includes a $13.5 million gain on the sale of real estate offset by a $12.4 million expense for repair costs related to certain of the Company’s lease railcars and $6.1 million of expense, including both cash and stock-based compensation components, related to the retirement of a senior executive officer.

For the nine-months ended September 30, 2018, other nonoperating income, net, was $19.9 million, a $13.4 million increase compared with prior year, reflecting higher interest income and lower pension expense.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine-months ended September 30 was $441.5 million in 2018 compared with $418.1 million in 2017.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Nine-Months Ended
	September 30,
	2018	2017
	(Dollars in Thousands)
Depreciation	$219,019	$195,009
Depletion	20,576	12,812
Amortization	13,605	13,597
	$253,200	$221,418

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2017 net cash provided by operating activities was $657.6 million, reflective of the reclassification of net proceeds and payments of corporate-owned life insurance of $0.3 million from operating activities to investing activities, compared with $418.1 million for the first nine months of 2017.

During the nine-months ended September 30, 2018, the Company paid $262.2 million for capital investments. Full-year capital spending is expected to approximate $375 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 305,000 shares of common stock during the first nine months of the year for an aggregate purchase price of $60.4 million.  At September 30, 2018, 14,364,000 shares of common stock were remaining under the Company’s repurchase authorization.

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

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

acquired company is added to consolidated EBITDA as if the acquisition occurred on the first day of the calculation period.  Certain other nonrecurring items, if they occur, can affect the calculation of consolidated EBITDA.

At September 30, 2018, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.72 times and was calculated as follows:

October 1, 2017 to
September 30, 2018
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$752,804
Add back:
Interest expense	126,976
Depreciation, depletion and amortization expense	325,410
Stock-based compensation expense	29,846
Acquisition-related expenses, net	51,441
Noncash portion of restructuring expenses	5,245
Bluegrass EBITDA - Pre-acquisition adjusted (October 2017 to April 2018)	43,417
Deduct:
Interest income	(7,149)
Income tax benefit	(129,691)
Gain on divestiture	(14,785)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,183,514
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at September 30, 2018	$3,224,046
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at September 30, 2018 for the trailing-twelve months EBITDA	2.72x

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future.  On April 27, 2018, the Company successfully completed its acquisition of Bluegrass Materials Company (Bluegrass), the largest privately-held, pure-play aggregates company in the United States, for $1.617 billion in cash.  The Company financed the Bluegrass acquisition using proceeds from issuances of senior notes in December 2017 and borrowings under credit facilities.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

At September 30, 2018, the Company had $617.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility expires on December 5, 2021.  On April 17, 2018, the Company and its wholly-owned subsidiary amended its Trade Receivable Facility to increase the facility limit to $400 million.  On September 25, 2018, the Company extended the maturity of the Trade Receivable Facility to September 25, 2019.

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

OUTLOOK

Management has updated its full-year 2018 guidance to reflect current trends and expectations, including the impact of extraordinary weather-related events encountered during the third quarter.

Specifically:

♦	Heritage aggregates average selling price is expected to increase in a range of 3% to 4%.
♦

Heritage aggregates volume is expected to be flat to up to 1% and expected shipments by end-use market, both compared with 2017 levels and excluding 2017 shipments of the Company’s Forsyth, Georgia, quarry that was divested in April 2018, are as follows:

•	Infrastructure shipments to be relatively flat.
•	Nonresidential shipments to increase in the low- to mid-single digits.
•	Residential shipments to increase in the high-single digits.
•	ChemRock/Rail shipments to decrease.

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

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the performance of the United States economy; shipment declines resulting from economic events beyond the Company’s control; widespread decline in aggregates pricing, including a decline in aggregates volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal, state or local transportation or infrastructure projects funding, most particularly in Texas, North Carolina, Iowa, Colorado, Georgia and Maryland; the United States Congress’ inability to reach agreement among themselves or with the current Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending, and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline, particularly in Texas; a slowdown in residential construction recovery; continuing unfavorable weather conditions, particularly Atlantic Ocean and Gulf Coast hurricane activity, excessive rainfall in the markets served by the Company and the early onset of winter, any of which can significantly affect production schedules, volumes and profitability; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; continuing construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, and locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, North Carolina and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; a trade dispute with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2018

(Continued)

of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;  the possibility that the expected synergies from acquisitions (including the acquisition of Bluegrass) will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; continued downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; reduction of the Company’s credit rating to non-investment grade resulting from strategic acquisitions; and other risk factors listed from time to time found in the Company’s filings with the SEC.

You should consider these forward-looking statements in light of risk factors discussed in our Annual Report on
Form 10-K for the year ended December 31, 2017, the Current Report on Form 8-K filed on March 16, 2018 and other periodic filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of the Company’s forward-looking statements, or adversely affect or be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

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

FORM 10-Q

For the Quarter Ended September 30, 2018

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve has raised rates three times during 2018, increasing the federal funds rate to 2.2%. The residential construction market accounted for 21% of the Company’s aggregates product line shipments in 2017.

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

Variable-Rate Borrowing Facilities. At September 30, 2018, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. The Company also has $600 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $1.08 billion, which was the collective outstanding balance at September 30, 2018, would increase interest expense by $10.8 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2018 coal requirements.  Energy costs for the nine-months ended September 30, 2018 increased approximately 13% over the prior-year period.  A hypothetical 15% change in the Company’s energy prices for the full year 2018 as compared with 2017, assuming constant volumes, would change full year 2018 energy expense by $37.4 million.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

(Continued)

Item 4. Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2018

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2017 and the Current Report on Form 8-K of Marin Marietta Materials, Inc. filed on March 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	14,668,891
August 1, 2018 - August 31, 2018	175,000	$202.49	175,000	14,493,891
September 1, 2018 - September 30, 2018	129,568	$192.49	129,568	14,364,323

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

FORM 10-Q

For the Quarter Ended September 30, 2018

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.1

Tenth Amendment to Credit and Security Agreement, dated as of September 25, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on September 25, 2018 (Commission File No. 1-12744))

31.01	Certification dated November 7, 2018 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 7, 2018 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 7, 2018 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 7, 2018 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 7, 2018	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer