Form 10-K
period 2018-12-31
MARTIN MARIETTA MATERIALS INC
filed 2019-02-25
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  [X]                                 No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  [    ]                               No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                                 No [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  [X]                                 No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]                               No [X]

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,000,435,608.61 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 15, 2019
Common Stock, $.01 par value per share	62,430,548 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Excerpts from Annual Report to Shareholders for the Fiscal Year Ended December 31, 2018 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2019 (Proxy Statement)	Part III

Item 1 - Business  ◆  Part I

PART I

ITEM 1 - BUSINESS

General

Martin Marietta Materials, Inc. (the “Company” or “Martin Marietta”) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards to customers in 31 states, Canada, the Bahamas and the Caribbean Islands. In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services in markets where the Company has a leading aggregates position. Specifically, the Company has two cement plants in Texas, and ready mixed concrete and asphalt operations in Texas, Colorado, Louisiana and Arkansas. Paving services are exclusively in Colorado. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business. The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemicals products which are used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers in the steel and mining industries. Magnesia Specialties’ products are shipped to customers worldwide.

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

The Company completed over 90 smaller acquisitions from the time of its initial public offering until the present, which allowed the Company to enhance and expand its aggregates-led presence in the building materials marketplace. This included an exchange of certain assets in 2011 with Lafarge North America Inc. (“Lafarge”), pursuant to which it received aggregates quarry sites, ready mixed concrete and asphalt plants, and a road paving business in and around the metropolitan Denver, Colorado, and the I-25 corridor, in exchange for which Lafarge received properties consisting of quarries, an asphalt plant and distribution yards operated by the Company along the Mississippi River (called the Company’s “River District Operations”) and a cash payment.

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

2018 FORM 10-K	1

Part I  ◆  Item 1 - Business

In 2018, the Company completed the acquisition of Bluegrass Materials Company (“Bluegrass”), the largest privately held, pure-play aggregates business in the United States. With a portfolio of 22 active sites acquired by the Company, the operations provided more than 2.2 billion tons, or 125 years, of strategically-located, high-quality reserves, in Georgia, South Carolina, Tennessee, Maryland, Kentucky and Pennsylvania. These operations complement the Company’s existing southeastern footprint in its Mid-America and Southeast Groups and provide a new growth platform within Maryland and Kentucky. The Company has surpassed its $15 million run rate synergy target.

Between 2001 and 2018, the Company disposed of or idled a number of underperforming operations, including aggregates, ready mixed concrete, trucking, and asphalt and road paving operations of its Building Materials business and the refractories business of its Magnesia Specialties business. In some of its divestitures, the Company concurrently entered into supply agreements to provide aggregates at market rates to certain of these divested businesses. During 2015, the Company disposed of certain non-core asphalt operations in San Antonio, Texas and divested its California cement operations. Divestitures in 2018 also included those required as part of the governmental approval associated with the acquisition of Bluegrass, consisting of one site owned by Bluegrass and one site operated by the Company. The Company will continue to evaluate opportunities to divest underperforming assets, if appropriate, during 2019 consistent with its strategic plan and in an effort to redeploy capital for other opportunities.

Business Segment Information

The Company conducts its Building Materials business through three reportable segments, organized by geography: Mid-America Group, Southeast Group and West Group. The Mid-America and Southeast Groups provide aggregates products only. The West Group provides aggregates, cement and downstream products. Our top 10 states accounted for 85% of the Building Materials business total revenues in 2018: Texas, Colorado, North Carolina, Georgia, Iowa, Florida, South Carolina, Indiana, Maryland and Nebraska. The Company also has the Magnesia Specialties segment, which includes its magnesia-based chemicals and dolomitic lime businesses.

Building Materials Business

This section describes the product lines of the Building Materials business undertaken by the Company within its Mid-America Group, Southeast Group, and West Group. The Company operates its aggregates product line of business in all of these geographic segments within its Building Materials business. In 2018, the aggregates product line represented 61% of the Company’s consolidated total revenues. The Company’s cement, ready mixed concrete, and asphalt and paving operations are conducted within the Company’s West Group, with its two cement plants in Texas, and the remaining ready mixed concrete and asphalt product lines in Texas, Colorado, Louisiana, and Arkansas. Paving services are exclusively in Colorado. The Company’s cement product line is described below and in greater detail in the next section.

The Building Materials business serves customers in the construction marketplace. The business’ profitability is sensitive to national, regional and local economic conditions and cyclical swings in construction spending, which are in turn affected by fluctuations in levels of public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics. The heavy-side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, precipitation and other weather-related conditions, including flooding, hurricanes, snowstorms and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation.

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel of varying mineralogies, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist primarily of open pit quarries; however, the Company is the largest operator of underground aggregates mines in the United States with 14 active underground mines located in the Mid-America Group. On average, the Company’s aggregates reserves exceed 75 years based on normalized production levels and approximate 100 years at current production rates.

Cement is the basic binding agent used to bind water, aggregates and sand, in the production of ready mixed concrete. The Company has a strategic and leading cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, north of San Antonio. These plants produce Portland and specialty cements, have a combined annual capacity of 4.5 million tons, and operated at 75% to 80% utilization in 2018. The Midlothian plant permit allows the Company to expand production by up to 800,000 additional tons. In addition to the two production facilities, the Company operates four cement distribution terminals. Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company owns more than 600 million tons of limestone reserves adjacent to its cement production plants.

Ready mixed concrete, a mixture primarily of cement, water, aggregates, and sand, is measured in cubic yards and specifically batched or produced for customers’ construction projects and then transported and poured at the project site. The aggregates used for ready

2	2018 FORM 10-K

Item 1 - Business  ◆  Part I

mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). The Company operates 140 ready mix plants in Texas, Colorado, Louisiana and Arkansas. Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations are located primarily in Colorado; additionally, paving services are offered in Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

The Building Materials business markets its products primarily to the construction industry, with 39% of the aggregates product line shipments in 2018 made to contractors in connection with highway and other public infrastructure projects and the balance of its shipments made primarily to contractors in connection with nonresidential and residential construction projects. The Company believes public-works projects have historically accounted for approximately 50% of the total annual aggregates and cement consumption in the United States. Therefore, these businesses benefit from public-works construction projects. The Company also believes exposure to fluctuations in nonresidential and residential, or private-sector, construction spending is lessened by the business’ mix of public sector-related shipments.

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

The federal highway bill provides annual funding for public-sector highway construction projects. After a decade of 36 short-term funding provisions since the expiration of the prior federal highway bill, Moving Ahead for Progress in the 21st Century (“MAP-21”), the five-year, $305 billion highway bill, Fixing America’s Surface Transportation Act (the “FAST Act” or the “Act”), was signed into law on December 4, 2015. The FAST Act reauthorizes federal highway and public transportation programs and stabilizes the Highway Trust Fund. The FAST Act retains the programs supported under the predecessor bill, MAP-21, but with some changes. Specifically, Transportation Infrastructure and Innovation Act (“TIFIA”), a U.S. Department of Transportation (“DOT”) alternative funding mechanism, which under MAP-21 provided three types of federal credit assistance for nationally or regionally significant surface transportation projects, now allows more diversification of projects. TIFIA is designed to fill market gaps and leverage substantial private co-investment by providing projects with supplemental or subordinate debt that is not subject to national debt ceiling challenges or sequestration. Since inception, TIFIA has provided more than $25 billion of credit assistance to over 50 projects representing over $90 billion in infrastructure investment. Under the FAST Act, TIFIA annual funding ranges from $275 million to $300 million and no longer requires the 20% matching funds from state DOTs. Consequently, states can advance construction projects immediately with potentially zero upfront outlay of local state DOT dollars. TIFIA requires projects to have a revenue source to pay back the credit assistance within a 30 to 40 year period. The TIFIA program has the ability to significantly leverage construction dollars. Private investment in transportation projects funded through the TIFIA program is particularly attractive, in part due to the subordination of public investment to private. Management believes TIFIA could provide a substantial boost for state DOT construction programs well above what is currently budgeted. As of January 2019, TIFIA financed projects for the Company’s top five sales-generating states (Texas, Colorado, North Carolina, Georgia, and Iowa) exceeded $30 billion since the inception of the program, with TIFIA assistance for such projects exceeding $8 billion, according to TIFIA.

Public infrastructure activity has not yet experienced the anticipated benefits from funding provided by the FAST Act and the TIFIA program. State and local initiatives that support infrastructure funding, including gas tax increases and other ballot initiatives, are increasing in size and number as these governments recognize the need to play an expanded role in public infrastructure funding. Management believes that funding at the state level will grow at a faster rate than federal funding. State spending on infrastructure generally leads to increased growth opportunities for the Company. The pace of construction should accelerate and shipments to the public infrastructure market should return to historical levels as monies from both the federal government and state and local governments become available. A return to historical shipment volumes should be facilitated by state DOTs and contractors as they address their respective labor constraints. The level of state public-works spending is varied across the nation and dependent upon individual state economies. The degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ five largest sales-generating states may disproportionately affect the Company’s financial performance.

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

2018 FORM 10-K	3

Part I  ◆  Item 1 - Business

tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Transportation investments generally boost the national economy by enhancing mobility and access and by creating jobs, which is a priority of many of the government’s economic plans. According to the Federal Highway Administration, every $1 billion in federal highway investment creates approximately 28,000 jobs. The number of jobs created is often dependent on the nature and aggregates intensity of the projects. Approximately half of the Building Materials business’ total revenues from the infrastructure end-use market come from federal funding authorizations, including matching funds from the states. For each dollar spent on road, highway and bridge improvements, the Federal Highway Administration estimates an average benefit of $5.20 is recognized in the form of reduced vehicle maintenance costs, reduced delays, reduced fuel consumption, improved safety, reduced road and bridge maintenance costs and reduced emissions as a result of improved traffic flow.

The Company’s Building Materials business covers a wide geographic area. The five largest sales-generating states (Texas, Colorado, North Carolina, Georgia, and Iowa) for the Building Materials business accounted for 72% of total revenues by state of destination in 2018. The Company’s Building Materials business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. Recent improvements in the national economy and in some of the states in which the Company operates have led to improvements in profitability in the Company’s Building Materials business.

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

Product shipments are moved by rail, water and truck through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution facilities and port locations to offload transported material. At December 31, 2018, the distribution network available to the Company consisted of 98 distribution facilities. The long-haul distribution network can diversify market risk for locations that engage in long-haul transportation of their aggregates products. Particularly where a producing quarry serves a local market and transports products via rail, water and/or truck to be sold in other markets, the risk of a downturn in one market may be somewhat mitigated by other markets served by the location.

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

The Company’s acquisitions and capital projects have expanded its ability to move material by rail. The Company has added additional capacity in a number of locations that can now accommodate larger unit train movements. These expansion projects have enhanced the Company’s long-haul distribution network. The Company’s process improvement efforts have also improved operational effectiveness through plant automation, mobile fleet modernization, right-sizing and other cost control improvements. Accordingly, the Company has enhanced its reach through its ability to provide cost-effective coverage of coastal markets on the east and gulf coasts, as well as geographic areas that can be accessed economically by the Company’s expanded distribution system. This distribution network moves aggregates materials from domestic and offshore sources, via rail and water, to markets where aggregates supply is limited.

As the Company continues to move more aggregates by rail and water, internal freight costs are expected to reduce gross margin. This typically occurs where the Company transports aggregates from a production location to a distribution location by rail or water, and the

4	2018 FORM 10-K

Item 1 - Business  ◆  Part I

customer pays a selling price that includes a freight component. Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials. Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service in the Southeast and West Groups, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, and locomotive availability, and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network, primarily located within the Southeast Group, also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage requirements of shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions. The Company has long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company’s long-term shipping contracts for shipment by water are generally take-or-pay contracts with minimum and maximum shipping requirements. These contracts have varying expiration dates ranging from 2023 to 2027 and generally contain renewal options. However, there can be no assurance that these contracts can be renewed upon expiration or that terms will continue without significant increases. If the Company fails to ship the annual minimum tonnages under the agreement, it is still obligated to pay the shipping company the contractually-stated minimum amount for that year. In 2018, the Company did not incur these freight costs; however a charge is possible in 2019 if shipment volumes do not meet the contractually-stated minimums.

From time to time, the Company has experienced rail transportation shortages, particularly in the Southwest and Southeast. These shortages were caused by the downsizing in personnel and equipment by certain railroads during economic downturns. Historically, in response to these issues, rail transportation providers focused on increasing the number of cars per unit train under transportation contracts and generally required customers, through the freight rate structure, to accommodate larger unit train movements. A unit train is a freight train moving large tonnages of a single bulk product between two points without intermediate yarding and switching. Certain of the Company’s sales yards have the system capabilities to meet the unit train requirements. Over the last few years, the Company has made capital improvements to a number of its sales yards in order to better accommodate unit train unloadings. Rail availability is seasonal and can impact aggregates shipments depending on competing demands for rail service.

More recently some railroads have begun emphasizing Precision Scheduled Railroading(“PSR”), which is focused on minimizing railcar dwell time and utilizing general purpose trains by blending existing train services. The Company does not expect the railroads’ shift to PSR to materially impact its operations in 2019. However, if the railroads do not efficiently execute on this change, it could disrupt shipment volumes for the Company.

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

The construction aggregates industry has been consolidating, and the Company has actively participated in the consolidation of the industry. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance and pit development standards, and may require additional resources before benefits of the acquisitions are fully realized.    Industry consolidation slowed several years ago as the number of suitable small- to mid-sized acquisition targets in high-growth markets declined. During that period of fewer acquisition opportunities, the Company focused on investing in internal expansion projects in high-growth markets. The number of acquisition opportunities has increased in the last few years as the economy recovered from the protracted recession. Opportunities include public and larger private, family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets, and repairing financially-constrained balanced sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s strategic long-term plans, which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing the Company’s presence in its core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

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

2018 FORM 10-K	5

Part I  ◆  Item 1 - Business

raw materials directly affect the Company’s operating results. During 2018, prices for liquid asphalt were higher than 2017. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products. We expect the Company’s gross margin to continue to improve for the legacy TXI aggregates-related downstream operations, similar to the pattern experienced at the Colorado aggregates-related downstream operations.

While aggregates-led, the Company continues to review its operational portfolio to determine if there are opportunities to divest underperforming assets in an effort to redeploy capital for other opportunities. The Company also reviews other independent Building Materials operations to determine if they might present attractive acquisition opportunities in the best interest of the Company, either as part of their own independent operations or operations that might be vertically integrated with other operations owned by the Company. Based on these assessments, the Company completed the acquisitions described under General above, which included ready mixed concrete and asphalt and paving businesses in the Denver, Colorado, and San Antonio, Texas, markets. The 2014 business combination with TXI further expanded the Company’s downstream operations with the addition of TXI’s aggregates and ready mixed concrete operations. The TXI combination also added the cement operations, included in the West Group as the cement product line of the Company. The 2016 transactions described under General above further added ready mixed concrete and asphalt and paving operations along the Front Range in Colorado and ready mixed concrete operations in central Texas. The 2018 acquisition of Bluegrass provided the Company an attractive opportunity to acquire the largest privately-held, pure-play aggregates business in the United States.

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

Management believes the aggregates product line’s raw materials, or aggregates reserves, are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for current production in its aggregates product line. The Company’s aggregates reserves on the average exceed 75 years, based on normalized levels of production. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations. The Company generally sells its aggregates, ready mixed concrete and asphalt products upon receipt of orders or requests from customers. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

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

The Company has a strategic cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and in Hunter, Texas, north of San Antonio. These plants have a combined annual capacity of 4.5 million tons, as well as a current permit that would allow the Company to expand production by up to 800,000 additional tons at the Midlothian plant. In addition to these production facilities, the Company also operates, directly or through third parties, four cement distribution terminals in Texas.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October. Approximately 75% of all cement shipments are sent to ready-mix concrete operators. The rest are shipped to manufacturers of concrete related products, contractors, materials dealers, oil well/mining/drilling companies, as well as government entities.

Energy, including electricity and fossil fuels, accounted for approximately 23% of the cement production cost profile in 2018. Therefore, profitability of the cement product line is affected by changes in energy prices and the available supply of these products. The Company currently has fixed-price supply contracts for coal but also consumes natural gas, alternative fuel and petroleum coke. Further, profitability of the cement product line is also subject to kiln maintenance. This process typically requires a plant to be shut down for a period of time as repairs are made.

The limestone reserves used as a raw material for cement are located on property, owned by the Company, adjacent to each of the cement plants. Management believes that its reserves of limestone are sufficient to permit production at the current operational levels for the foreseeable future.

6	2018 FORM 10-K

Item 1 - Business  ◆  Part I

The cement product line generally delivers its products upon receipt of orders or requests from customers. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility. Additionally, at its Manistee, Michigan facility, Magnesia Specialties manufactures magnesia-based chemical products for industrial, agricultural and environmental applications. These chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications. In 2018, 70% of Magnesia Specialties’ total revenues were attributable to chemical products, 29% to lime, and 1% to stone sold as construction materials.

In 2018, 81% of the lime produced was sold to third-party customers, while the remaining 19% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 33% of the Magnesia Specialties’ total revenues in 2018, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry. These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization; domestic capacity utilization averaged 78% in 2018, according to the American Iron and Steel Institute. Average steel production in 2018 increased 6.2% versus 2017.

In the Magnesia Specialties business, a significant portion of costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Magnesia Specialties business has fixed price agreements for 100% of its 2019 coal needs, approximately 50% of its 2019 natural gas needs and 100% of its 2019 petroleum coke needs. For 2018, the Company’s average cost per MCF (thousand cubic feet) for natural gas decreased 4% versus 2017.

Given high fixed costs, low capacity utilization can negatively affect the segment’s results from operations. Management expects future organic profit growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions. Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations. Accordingly, that product line is not as dependent on the steel industry as the dolomitic lime product line.

The principal raw materials used in the Magnesia Specialties business are dolomitic limestone and magnesium-rich brine. Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.

After the raw materials are combined to make magnesium hydroxide, the Magnesia Specialties business must dispose of the processed brine. In the past, the business did this by reinjecting the processed brine back into its underground brine reserve network around its facility in Manistee, Michigan. The business has also sold a portion of this processed brine to third parties. In 2003, Magnesia Specialties entered into a long-term processed brine supply agreement with The Dow Chemical Company (“Dow”) pursuant to which Dow purchases processed brine from Magnesia Specialties, at market rates, for use in Dow’s production of calcium chloride products. Magnesia Specialties also entered into a joint venture with Dow to construct, own and operate a processed brine supply pipeline between the Magnesia Specialties facility in Manistee, Michigan, and Dow’s facility in Ludington, Michigan. Construction of the pipeline was completed in 2003, and Dow began purchasing processed brine from Magnesia Specialties through the pipeline. In 2010, Dow sold the assets of its facility in Ludington, Michigan to Occidental Chemical Corporation (“Occidental”) and assigned to Occidental its interests in the long-term processed brine supply agreement and the pipeline venture with Magnesia Specialties.

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

Patents and Trademarks

As of February 8, 2019, the Company owns, has the right to use, or has pending applications for approximately 23 patents pending or granted by the United States and various countries and approximately 96 trademarks related to business. The Company believes that its

2018 FORM 10-K	7

Part I  ◆  Item 1 - Business

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

Competition

Because of the impact of transportation costs on the aggregates industry, competition in the aggregates product line tends to be limited to producers in proximity to each of the Company’s facilities. Although all of the Company’s locations experience competition, the Company believes that it is generally a leading producer in 90% of the areas it serves. Competition is based primarily on quarry or distribution location and price, but quality of aggregates and level of customer service are also factors.

There are over 5,000 companies in the United States that produce construction aggregates. These include active crushed stone companies and active sand and gravel companies. The largest ten producers account for approximately 35% of the total market. The Company’s ready mixed concrete and asphalt and paving operations are also in markets with numerous operators. A national trade association estimates there are about 5,500 ready mixed concrete plants in the United States owned by over 2,200 companies, with approximately 55,000 mixer trucks delivering ready mixed concrete. Similarly, a national trade association estimates there are approximately 4,000 asphalt plants in the United States owned by over 800 companies. The Company, with its Building Materials business, including its ready mixed concrete and asphalt and paving operations, competes with a number of other large and small producers. The Company believes that its ability to transport materials by ocean vessels and rail have enhanced the Company’s ability to compete in the building materials industry.

The largest U.S. aggregates producers, including global companies, other than the Company, include:

Cemex S.A.B. de C.V.

CRH PLC

Heidelberger Druckmaschinen AG/Heidelberg USA

LafargeHolcim Ltd.

Luck Stone Company

MDU Resources Group, Inc.

Summit Materials, Inc.

Rogers Group

Vulcan Materials Company

The Company’s Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. While the revenues of the Magnesia Specialties business in 2018 were predominantly from North America, a small but growing amount was derived from customers located outside the United States.

According to the Portland Cement Association, United States cement production is widely dispersed with the operation of 97 cement plants in 34 states. The top five companies collectively operate 59.5% of U.S. clinker capacity with the largest company representing 18.7% of all domestic clinker capacity. An estimated 86% of U.S. clinker capacity is owned by companies headquartered outside of the United States. In reviewing these figures for cement plants, capacity is often stated in terms of “clinker” capacity. “Clinker” is the initial product of cement production. Cement producers mine materials such as limestone, shale, or other materials, crush and screen the materials, and place them in a cement kiln. After being heated to extremely high temperatures, these materials form marble-sized balls or pellets called “clinker” that are then very finely ground to produce Portland cement.

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

8	2018 FORM 10-K

tem 1 - Business  ◆  Part I

moderately capital intensive. The Company’s major competitors in the aggregates markets are typically large, vertically-integrated companies, with international operations. Ready mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. Accordingly, economics can lead to lower barriers to entry in some markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically-integrated companies with facilities in many markets. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic producers of cement are owned by large foreign companies operating in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities.

Research and Development

The Company conducts research and development activities, principally for its magnesia-based chemicals business, at its plant in Manistee, Michigan. In general, the Company’s research and development efforts are directed to applied technological development for the use of its chemicals products.

Environmental and Governmental Regulations

The Company’s operations are subject to and affected by federal, state, and local laws and regulations relating to zoning, land use, air emissions (including greenhouse gases) and water discharges, waste management, noise and dust exposure control, reclamation and other environmental, health and safety, regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

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

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full time staff of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $25.3 million in 2018 and $23.4 million in 2017 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $14 million in 2018 and are expected to be approximately $15 million in 2019 and 2020. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2018 and 2017. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite our compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future.

Many of the applicable requirements of environmental laws are satisfied by procedures that the Company adopts as best business practices in the ordinary course of its operations. For example, plant equipment that is used to crush aggregates products may, in the ordinary course of operations, have an attached water spray bar that is used to clean the stone. The water spray bar also suffices as a dust control mechanism that complies with applicable environmental laws. The Company does not break out the portion of the cost, depreciation, and other financial information relating to the water spray bar that is attributable only to environmental purposes, as it would be derived from an arbitrary allocation methodology. The incremental portion of such operating costs that is attributable to environmental compliance rather than best operating practices is impractical to quantify. Accordingly, the Company expenses costs in that category when incurred as operating expenses.

The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state and/or local environmental protection laws. Many of these laws and the regulations promulgated under them are complex, and are subject to challenges and new interpretations by regulators and the courts from time to time. In addition, new laws are adopted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined to which type of operations they will apply and the manner in which they will be implemented is more accurately defined. This process often takes years to finalize, and the rules often change significantly from the time they are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefits operating efficiencies or capacities and carry significantly higher costs.

2018 FORM 10-K	9

Part I  ◆  Item 1 - Business

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

The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free rate of interest. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the Company’s 2018 consolidated financial statements (the “2018 Financial Statements”), which are included in the Company’s 2018 Annual Report to Shareholders (“2018 Annual Report”) filed as Exhibit 13.01 to this Form 10-K. The Company performs activities on an ongoing basis, as an integral part of the normal quarrying process, that may reduce the ultimate reclamation obligations. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives – safety regulations required by the Mine Safety and Health Administration for ongoing operations and final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are from time to time available for sale, typically for commercial development or use as reservoirs.

The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings” under Item 3 of this Form 10-K, “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2018 Financial Statements included in the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Regulation and Litigation” included in the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

Amid concerns that greenhouse gas (“GHG”) emissions are contributing to climate change, a number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for emissions reporting or reductions, the use of

10	2018 FORM 10-K

Item 1 - Business  ◆  Part I

alternative fuels, carbon credits (such as a “cap and trade” system) and a carbon tax. For example, in the U.S., the United States Environmental Protection Agency (the “USEPA”) promulgated a rule mandating that sources considered to be large emitters of GHGs report those emissions. The manufacturing operations of the Company’s Magnesia Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s two magnesia-based chemicals facilities, as well as its two cement plants in Texas, file annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not major sources of GHG emissions. In fact, most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as heavy construction and earth-moving equipment.

In 2010, the USEPA also issued a GHG emissions permitting rule, referred to as the “Tailoring Rule,” which may require some industrial facilities to obtain permits for GHG emissions under the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD or Title V permitting requirements for other pollutants. Both of our cement plants, as well as our Magnesia Specialties plants, hold Title V Permits, and each (other than the Manistee, Michigan facility) is also subject to PSD requirements.    It is not known whether the USEPA will proceed with revisions of its rules in response to the Court’s decision or what the USEPA would require as BACT. In fact, no technologies or methods of operation for reducing or capturing GHGs have been proven successful in large scale applications, other than improvements in fuel efficiency. Thus, if future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements could be triggered and may require significant additional costs. It is not possible, however, to estimate the cost of any such future requirements at this time.

The Company believes that climate change legislation is not a priority item in a divided Congress in the near future and that the primary method that GHGs will be regulated is through the USEPA using its rule-making authority.    Various states where the Company has operations are also considering climate change initiatives, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed.

If and when Congress passes additional legislation on GHGs, the Woodville, Ohio and Manistee, Michigan Magnesia Specialties operations, as well as the Company’s two cement plants in Texas, which use carbon-based fuels for power equipment, kilns and the Company’s mobile fleet, will likely be subject to any new requirements. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement operations facilities would be passed on to customers. The magnesium oxide products produced at the Manistee operation, however, compete against other products that emit a lower level of GHGs in their production. These other products include natural magnesites produced around the world by calcining magnesium carbonate, and also naturally occurring and mined magnesium hydroxide powder (brucite) products. Production of magnesium products from these other sources requires less energy, resulting in the generation of fewer GHGs per ton of production. Therefore, the Manistee facility may be required to absorb additional costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. In light of the various regulatory uncertainties, the Company at this time cannot reasonably predict what the costs of any future compliance requirements may be, but does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties or Building Materials businesses. The Company continues to monitor GHG regulations and legislation and its potential impact on our cement business, financial condition and product demand.

In addition to impacts from increased regulation, climate change may result in physical and financial impacts which could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business and cement product line correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company. In addition, climate and inclement weather can reduce the useful life of an asset. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September and October. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States, notably the Carolinas, Florida, and Georgia, where they impacted the Company’s facilities. For example, according to the National Oceanic and Atmospheric Administration (“NOAA”), Hurricane Florence in the third quarter of 2018 caused catastrophic flooding in portions of North Carolina and South Carolina. NOAA also reported that 2018 marked the wettest year for nine states, including North Carolina, Maryland, Virginia, West Virginia, and Tennessee. These events, along with significant precipitation in Texas, adversely impacted our aggregates production and shipments, as well as our other businesses, in those areas during the year.

Our businesses also are dependent on reliable sources of electricity and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation or severe weather impacts the price or availability of purchased electricity or fuels

2018 FORM 10-K	11

Part I  ◆  Item 1 - Business

or other materials used in our operations. These and other climate-related risks also could impact our customers, such as a downturn in the construction sector, which could lead to reduced demand for our products. The Company may not be able to pass on to its customers all the costs relating to these risks.

Notwithstanding the foregoing risks and uncertainties relating to climate change, there may also be opportunities for the Company to increase its business or revenues. For example, warm and/or moderate temperatures in March and November allows the construction season to start earlier and end later, respectively, which could have meaningful positive impacts on the Company’s first- and fourth-quarter results, respectively. In fact, 2018 marked the 22nd consecutive warmer-than-average year for the contiguous United States, and five states, including North Carolina and South Carolina, had a record warmest year. The extended warmer periods helped the Company deliver record revenues and profitability for the full year.    In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies.

In an effort to mitigate the risks to the Company associated with GHG emissions while ensuring and improving financial sustainability, the Company has adopted a corporate-wide management strategy that has resulted in multiple operating initiatives to implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor belt systems, right-sizing quarry trucks to marry the appropriately sized truck with the size of production to reduce the number of required trips, and by replacing older rail cars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing emissions monitoring equipment and real-time fleet management software. For example, in 2015, the Company’s Midlothian cement plant was recognized by the USEPA as a high-performing, energy-efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels.

Employees

As of January 31, 2019, the Company has approximately 8,714 employees, of which 6,625 are hourly employees and 2,089 are salaried employees. Included among these employees are 929 hourly employees represented by labor unions (10.7% of the Company’s employees). Of such amount, 10.1% of our Building Materials business’ hourly employees are members of a labor union and 100% of the Magnesia Specialties segment’s hourly employees are represented by labor unions. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville collective bargaining agreement expires in June 2022. The Manistee collective bargaining agreement expires in August 2019. The Company believes it has good relations with all of its employees, including its unionized employees. While the Company’s management does not expect significant difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

Available Information

The Company maintains an Internet address at www.martinmarietta.com. The Company makes available free of charge through its Internet web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and any amendments are accessed via the Company’s web site through a link with the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system maintained by the Securities and Exchange Commission (the “SEC”) at www.sec.gov. Accordingly, the Company’s referenced reports and any amendments are made available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, once EDGAR places such material in its database.

The Company has adopted a Code of Ethical Business Conduct that applies to all of its directors, officers, and employees. The Company’s code of ethics is available on the Company’s web site at www.martinmarietta.com. The Company will disclose on its Internet web site any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.

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

12	2018 FORM 10-K

Item 1 - Business  ◆  Part I

The Company’s Chief Executive Officer and Chief Financial Officer are required to file with the SEC each quarter and each year certifications regarding the quality of the Company’s public disclosure of its financial condition. The annual certifications are included as exhibits to this Form 10-K. The Company’s Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.

ITEM 1A - RISK FACTORS

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

Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Other factors besides those listed may also adversely affect the Company and may be material to the Company. The Company has listed the known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise.

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of “Competition” under Item 1 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K and the 2018 Annual Report, and “Note A: Accounting Policies” and “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2018 Financial Statements included in the 2018 Annual Report, filed as Exhibit 13.01 to this Form 10-K.

General Risk Factors

Our business is cyclical and depends on activity within the construction industry.

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the private nonresidential and residential construction markets, could fall if companies and consumers are unable to get credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may also hurt the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. As a result of these issues, several of our top sales generating states, from time-to-time, stop bidding or slow bid projects in their transportation departments.

We sell most of our aggregates products, our primary business, and our cement products, to the construction industry, so our results depend on the strength of the construction industry. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional, and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our products. The Great Recession was an example, and our shipment volumes were significantly reduced. Construction spending can also be disrupted by terrorist activity and armed conflicts.

2018 FORM 10-K	13

Part I  ◆  Item 1A - Risk Factors

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our top five sales-generating states of our Building Materials business of Texas, Colorado, North Carolina, Georgia, and Iowa our profitability will decrease. We experienced this situation with the Great Recession.

The Great Recession of 2008 resulted in large declines in shipments of aggregates products in our industry. Recent years, however, have shown a slow but steady turnaround in this trend. The United States is currently experiencing the second-longest economic recovery since the Great Depression.

While historical spending on public infrastructure projects has been comparatively more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, we experienced a slight retraction in aggregates product line shipments to the infrastructure market after uncertainty regarding the passage of the federal highway bill in 2014. Contractors were not able to get any certainty on the availability of federal infrastructure funding until late 2015 with the enactment of a new federal highway bill.

Our Building Materials business is seasonal and subject to the weather, which can significantly impact operations.

Since the heavy-side construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. The Building Materials product lines’ production and shipment levels follow activity in the construction industry, which typically are strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Building Materials business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and thus are more profitable if precipitation is lighter, while the first and fourth quarters are subject to the impacts of winter weather, and thus are generally the least profitable. Weather-related hindrances were exacerbated over the last few years by record precipitation in many of our key markets, notably the eastern seaboard and Texas. Importantly, inclement weather was most significant during the second and third quarters, which represents the height of the construction season. These weather events reduced the Company’s overall profitability in the last few years, so our results for those years, or in comparison to other years, may not be indicative of our future operating results.

The Company’s operations in the southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September and October. In September 2018, Hurricane Florence, the second-wettest storm in 70 years and ranking only behind Hurricane Harvey, made landfall in the Carolinas as a Category 4 storm, bringing with it 13 trillion gallons of rain. In Texas, Hurricane Harvey, a Category 4 storm that made landfall in Houston in August 2017, brought nearly 20 trillion gallons of precipitation. In the Southeast, Hurricane Irma, also a Category 4 storm, made landfall in Florida in September 2017 and brought excessive rainfall to the southeastern United States, notably Florida and Georgia.    In October 2016, rainfall along the eastern seaboard of the United States from Hurricane Matthew, a Category 5 hurricane, approximated 14 trillion gallons. Hurricane Matthew was the first major hurricane on record to make landfall in the Bahamas, where the Company has a facility. These hurricanes generated winds, rainfall, and flooding which disrupted operations in Texas, Louisiana, Florida, Georgia, the Carolinas, and the Bahamas.

Competition and Growth Risk Factors

Our Building Materials business depends on the availability of aggregate reserves or deposits and our ability to mine them economically.

Our challenge is to find aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve growing markets. As communities have grown, they have taken up attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines, and developing a distribution network that transports aggregates products by various methods, including rail and water. While our distribution network allows us to transport our products longer distances than would normally be considered economical, we can give no assurances that we will be successful.

14	2018 FORM 10-K

Item 1A - Risk Factors  ◆  Part I

Our businesses face many competitors.

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors, and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates, ready mix concrete, and asphalt and paving product lines may compete with recycled asphalt and concrete products that could be used instead of new products and our cement product line may compete with international competitors who are importing products to the United States with lower production and regulatory costs.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect to continue to grow, in part, by buying other businesses. We will continue to look for strategic businesses to acquire, like our acquisition of TXI in 2014 and our acquisition of Bluegrass in 2018. In the past, we have made acquisitions to strengthen our existing locations, expand our operations and enter new geographic markets. We will continue to pursue selective acquisitions, joint ventures or other business arrangements we believe will help our Company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at an appropriate price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

We may decide to pay all or part of the purchase price of any future acquisition with shares of our common stock. For example, we used our common stock for our acquisition of TXI. We may also use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our existing shareholders at that time will be diluted and the price of our stock could decline. We operate our businesses with the objective of maximizing long-term shareholder return.

Our integration of the acquisition of or business combination with other businesses may not be as successful as projected.

We have a successful history of business combinations and integration of these businesses into our heritage operations. Our largest business acquisition was TXI, which closed in July 2014. In 2015, we completed the integration of TXI’s operations into our own operations ahead of schedule, which allowed us to achieve and exceed the synergies, cost savings, and operating efficiencies we had forecasted at the time of the acquisition. In 2018, we completed the integration of the operations of Bluegrass into our own operations in a manner that surpassed the publicly stated synergy estimates provided at the closing of the transaction.    However, in connection with the integration of any other business that we acquire, it is a risk factor that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings, or operating efficiencies we forecast from the acquisition.

Any other significant business acquisition or combination we might choose to do, similar to the acquisition of TXI or Bluegrass, would require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future, if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•

the inability to successfully combine operations in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either the Company or former customers of the acquired or combined company deciding not to do business with the Company;

•	complexities associated with managing the combined operations;

•	integrating personnel;

•	creation of uniform standards, internal controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and

•	performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations.

2018 FORM 10-K	15

Part I  ◆  Item 1A - Risk Factors

Our acquisitions could harm our results of operations.

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition agreements. Acquisitions involve significant challenges and risks, including risks that:

•	We may not realize a satisfactory return on the investment we make;

•	We may not be able to retain key personnel of the acquired business;

•	We may experience difficulty in integrating new employees, business systems and technology;

•	Our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;

•	We may not be able to bring the acquired business up to our expected levels of safety standards as soon as anticipated;

•	We may have difficulty entering into new geographic markets in which we are not experienced; or

•	We may be unable to retain the customers and partners of acquired businesses following the acquisition.

Our cement product line and Magnesia Specialties business may become capacity constrained.

If our cement product line or Magnesia Specialties business becomes capacity constrained, they may be unable to satisfy on a timely basis the demand for some of their products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Capacity constraints may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity constrained. In addition, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize. While we are permitted to expand production by up to 800,000 additional tons at our Midlothian plant, it could take us a significant period of time before such production expansion could come to fruition.

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

Economic, Political and Legal Risk Factors

Changes in legal requirements and governmental policies concerning zoning, land use, the environment, and other areas of the law, and litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities.

Many federal, state and local laws and regulations relating to zoning, land use, air emissions (including greenhouse gases) and water discharges, waste management, noise and dust control, reclamation and other environmental, health safety regulatory matters govern our operations. Some of our operations require permits, which may impose additional operating standards, and are subject to modification renewal and revocation. Despite our extensive efforts to remain in strict compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including for fines or damages claims, which could have an adverse impact on our operations and profitability.

Future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of some of our products or business activities may result in additional or unanticipated compliance and other costs. We could be required to invest in preventive or remedial action, like pollution control facilities, which could be substantial or which could result in restrictions on our operations or delays in obtaining required permits or other approvals.

16	2018 FORM 10-K

Item 1A - Risk Factors  ◆  Part I

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

We are involved from time to time in litigation and claims arising from our operations. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, an unexpected and material adverse outcome in a pending or future legal action could potentially have a negative effect on our Company.

Climate change and climate change legislation or regulations may adversely impact our business, including potential physical and financial impacts.

Amid concerns that GHG emissions are contributing to climate change, a number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for emissions reductions or the use of alternative fuels, carbon credits (such as a “cap and trade” system) and a carbon tax. For example, in the U.S., the USEPA promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. The USEPA has also promulgated a GHG emissions permitting rule, referred to as the “Tailoring Rule,” which may require some industrial facilities to obtain operating permits for GHG emissions under the U.S. Clean Air Act. Although the U.S. Supreme Court subsequently ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule, the Court upheld the so-called “Best Available Control Technology” requirements for GHGs emitted by sources that already require Title V operating permits or are subject to PSD requirements for other pollutants. Thus, if future modifications to our Magnesia Specialties or cement facilities require review of the applicability of permitting requirements due to other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs.

Although the operations of the Company’s aggregates, ready mixed concrete and asphalt and paving product lines are not major sources of GHG emissions, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA will likely impact the Company’s magnesia-based chemicals operations in Woodville, Ohio and Manistee, Michigan, as well as its two cement plants in Texas, each of which file annual reports of GHG emissions as required by the USEPA reporting rule. It is not possible, however, to estimate the cost of any such future requirements at this time. In addition, the Company may not be able to recover any increased operating costs or taxes relating to GHG emission limitations at those plants from its customers in order to remain competitive in pricing in the relevant markets.

In addition to impacts from increased weather-related regulation, climate change may result in physical and financial impacts which could have adverse effects on the Company’s operations or financial condition. Given the nature of our operations, physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business and cement operations correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. Excessive rainfall and other severe weather events also jeopardize production, shipments and profitability in all markets served by the Company. In particular, the Company’s operations in the Southeastern and Gulf Coast regions of the United States and the Bahamas are at risk for hurricane activity, most notably in August, September and October. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States. In addition, climate and inclement weather can reduce the useful life of an asset.

Our businesses also are dependent on reliable sources of electricity and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation or severe weather impacts the price or availability of purchased electricity or fuels or other materials used in our operations. These and other climate-related risks also could impact our customers, such as a downturn in the construction sector, which could lead to reduced demand for our products. The Company may not be able to pass on to its customers all the costs relating to mitigating these risks.

2018 FORM 10-K	17

Part I  ◆  Item 1A - Risk Factors

The overall impacts of climate change on our operations and the Company are highly uncertain and difficult to estimate. However, climate change legislation and regulation concerning GHGs could have a material adverse effect on our future financial position, results of operations or cash flows.

Our business is dependent on funding from a combination of federal, state and local sources.

Our products are used in public infrastructure projects, which include the construction, maintenance, and improvement of highways, streets, roads, bridges, schools, and similar projects. Accordingly, our business is dependent on the level of federal, state, and local spending on these projects. The visibility into future federal infrastructure funding was clarified near the end of 2015 with the passage of the current federal highway bill, the FAST Act, which reauthorizes federal highway and transportation funding programs. The FAST Act also changes the Transportation Infrastructure and Innovation Act (“TIFIA”) funding, a federal alternative funding mechanism for transportation projects. Under the FAST Act, TIFIA funding ranges from $275 million to $300 million, and no longer requires the 20% matching funds from state DOTs. While the total value of United States overall public-works spending increased in 2018, federal funding through the FAST Act did not impact highway spending in any meaningful way. Lettings accelerated during the year, but weather, contractor capacity, and logistics dampened construction activity during the year. The increase in overall public works spending in 2018 demonstrates the commitment of states to address the underlying demand for infrastructure investment. We expect to see increased infrastructure spending at the state level in 2019. At the federal level, we expect to see some increased infrastructure spending in 2019 resulting from the FAST Act funding, but greater impact from the FAST Act funding or an enhanced federal infrastructure bill is not expected until 2020 or later. Any enhanced federal infrastructure bill will require Congressional approval. We cannot be assured, however, of such approval or of the existence, amount, and timing of appropriations for spending on future projects.

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

At the state level, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Delays in state infrastructure spending can hurt our business. Many states after the Great Recession experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. For example, North Carolina was among the states that experienced these pressures, and this state disproportionately affects our revenues and profits. Most state budgets, including North Carolina, improved in 2014 and later years as increased tax revenues helped resolve budget constraints.

During the past several years, many states have taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes. We anticipate further growth in state-level funding initiatives, such as bond issues, toll roads, and special purpose taxes, as states address infrastructure needs, particularly in periods of federal funding uncertainty. Nevertheless, it is a continuing risk to our business that sufficient funding from federal, state, and local sources will not be available to address infrastructure needs.

Our businesses could be impacted by rising interest rates.

As discussed previously, our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, business in these industries and for us may decline if interest rates rise and costs increase.

18	2018 FORM 10-K

Item 1A - Risk Factors  ◆  Part I

For example, demand in the residential construction market in which we sell our aggregate products is affected by interest rates. In 2018, the Federal Reserve raised the federal funds rate to 2.5 percent. The residential construction market accounted for 22% of our aggregates product line shipments in 2018.

Aside from these inherent risks from within our operations, our earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results. Historically, our profitability has increased during periods of rising interest rates. In essence, our underlying business generally serves as a natural hedge to rising interest rates.

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

Personnel Risks

Labor disputes could disrupt operations of our businesses.

Labor unions represent approximately 10% of the hourly employees of our Building Materials business and 100% of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Manistee, Michigan magnesia chemicals plant and the Woodville, Ohio, lime plant expire in August 2019 and June 2022, respectively.

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

Financial, Accounting and Cost Management Risk Factors

Our business is a capital-intensive business.

The property and machinery needed to produce our products are very expensive. Therefore, we require large amounts of cash to operate our businesses. We believe that our cash on hand, along with our projected internal cash flows and our available financing resources, is adequate to support our anticipated operating and capital needs. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business, we may be required, among other things, to further reduce or delay planned capital or operating expenditures.

2018 FORM 10-K	19

Part I  ◆  Item 1A - Risk Factors

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared to the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies in Note A of our 2018 Financial Statements.

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

We have considered the current economic environment and its potential impact to the Company’s business. Demand for aggregates products, particularly in the infrastructure construction market, had been negatively affected by federal and state budget and deficit issues and the uncertainty over future highway funding levels. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

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

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. Any large strategic acquisition would require that we issue both newly issued equity and debt securities in order to maintain our investment grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding variable-rate debt and the interest cost on future borrowings under our credit facilities. While management believes our credit ratings will remain at a composite investment-grade level, we cannot be assured these ratings will remain at those levels. While management believes the Company will continue to have credit available to it adequate to meet its needs, there can be no assurance of that.

Our Magnesia Specialties business faces currency risks from its overseas operations.

Our Magnesia Specialties business sells some of its products to companies located outside the United States. Therefore the operations of the Magnesia Specialties business are affected from time to time by the fluctuating values of the currency exchange rates of the countries in which it does business in relation to the value of the U.S. Dollar. The business tries to mitigate the short-term effects of currency exchange rates by primarily denominating sales in the U.S. Dollar. This still leaves the business subject to certain risks, depending on the strength of the U.S. Dollar. In 2018, the strength of the U.S. Dollar in foreign markets negatively affected the overall price of the products of the Magnesia Specialties business when compared to foreign-domiciled competitors.

20	2018 FORM 10-K

Item 1A - Risk Factors  ◆   Part I

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have one- to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2018, the cement product line incurred shutdown costs of $17.3 million during the year. In 2018, the Magnesia Specialties business incurred shutdown costs of $5.8 million during the year. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our paving operations present additional risks to our business.

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed-price contracts, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our paving operations, we also have fixed price and fixed unit price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contacts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short duration projects.

Our ready mixed concrete and asphalt and paving product lines have lower profit margins and operating results can be more volatile.

Our ready mixed concrete and asphalt and paving businesses typically generate lower profit margins than our aggregates and cement product lines due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, if we expand these operations, our consolidated gross margin would likely be adversely affected. Our overall ready mixed concrete and asphalt and paving operations’ gross margin was 10.3% for 2018 and 12.7% for 2017. The overall gross margin of our Building Materials business will continue to be reduced by the lower gross margins for our ready mixed concrete and asphalt and paving product lines.

Suppliers, Raw Materials, and Energy Costs Risk Factors

Short supplies and high costs of fuel, energy and raw materials affect our businesses.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have been affected by the short supply or high costs of these fuels and energy. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning for our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we may enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk. Our last fixed-price commitment for a portion of our diesel fuel requirements expired at the end of 2016.

The average cost per gallon of diesel fuel was $2.29, $1.81 and $1.96 in 2018, 2017 and 2016, respectively. Pricing in 2016 reflects an unfavorable fixed-price agreement which expired on December 31, 2016. For 2018, the average cost per MCF (thousand cubic feet) for natural gas decreased 4% versus 2017, which had increased approximately 33% from 2016 levels.

The Company has fixed price agreements for 100% of its 2019 coal needs, approximately 50% of its 2019 natural gas needs, and 100% of its 2019 petroleum coke needs.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 23% of the 2018 direct production costs of our cement product line. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our cement product line. Profitability of the cement product line is also subject to kiln maintenance, which requires the plant to be shut down for a period of time as repairs are made. The cement product line incurred shutdown costs of $17.3 million and $14.0 million during 2018 and 2017, respectively.

2018 FORM 10-K	21

Part I  ◆  Item 1A - Risk Factors

Similarly our ready mixed concrete and asphalt and paving operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we produce internally, but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our ready mixed concrete and asphalt and paving operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the costs for these raw materials. Liquid asphalt prices were higher in 2018 than in 2017. Liquid asphalt prices may not always follow other energy products (e.g., oil or diesel fuel) because of complexities in the refining process which converts a barrel of oil into other fuels and petrochemical products.

Cement is a commodity sensitive to supply and price volatility.

Cement is a commodity, and competition is often based mainly on price, which is highly sensitive to changes in supply and demand. Prices may fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When cement producers increase production capacity or more cement is imported into the market, an oversupply of cement in the market may occur if supply exceeds demand. In that case cement prices generally decline. We cannot be assured that prices for our cement products sold will not decline in the future or that such decline will not have a material adverse effect on our cement product line.

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

Cyber and Information Security Risk Factors

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and routinely test the security of our information systems network, we cannot assure you that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Other Risk Factors

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

22	2018 FORM 10-K

Item 1A - Risk Factors  ◆   Part I

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

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:

•	the ability of the Board of Directors to establish the terms of, and issue, preferred stock without shareholder approval;

•	the requirement that our shareholders may only remove directors for cause;

•	the inability of shareholders to call special meetings of shareholders; and

•	super-majority shareholder approval requirements for business combination transactions with certain five percent shareholders.

Additionally, the occurrence of certain change-of-control events could result in an event of default under certain of our existing or future debt instruments.

ITEM 1B - UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the staff of the SEC one hundred and eighty (180) days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2 - PROPERTIES

Building Materials Business

As of December 31, 2018, the Company processed or shipped aggregates from more than 300 quarries, underground mines, and distribution yards in 26 states, Canada, and the Bahamas, of which 124 are located on land owned by the Company free of major encumbrances, 61 are on land owned in part and leased in part, 110 are on leased land, and 10 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on the average, exceed 75 years based on normalized levels of production, and approximate 100 years at current production rates. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2018, the Company processed and shipped ready mixed concrete and/or asphalt products from 149 properties in five states, of which 126 are located on land owned by the Company free of major encumbrances, one is on land owned in part and leased in part, and 22 are on leased land.

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

2018 FORM 10-K	23

Part I  ◆  Item 2 - Properties

it does for its aggregates product line. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information – Critical Accounting Policies and Estimates- Property, Plant and Equipment” included in the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K for a discussion of reserves evaluation by the Company.

Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates (hard rock and sand and gravel) of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last three years, along with the Company’s estimate of years of production available, shown on a segment-by-segment basis. The number of producing quarries shown on the table includes underground mines. The Company’s reserve estimates for the last two years are shown for comparison purposes on a state-by-state basis. The changes in reserve estimates at a particular state level from year to year reflect the tonnages of reserves on locations that have been opened or closed during the year, whether by acquisition, disposition, or otherwise; production and sales in the normal course of business; additional reserve estimates or refinements of the Company’s existing reserve estimates; opening of additional reserves at existing locations; the depletion of reserves at existing locations; and other factors. The Company evaluates its reserve estimates primarily on a Company-wide, or segment-by-segment basis, and does not believe comparisons of changes in reserve estimates on a state-by-state basis from year to year are particularly meaningful. The Company’s estimate of reserves shown in the tables below include reserves used in the Company’s cement product line and Magnesia Specialties business.

24	2018 FORM 10-K

Item 2 - Properties  ◆  Part I

State	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/17 (Add 000)		Tonnage of Reserves for each general type of aggregate at 12/31/18 (Add 000)		Change in Tonnage from 2017 (Add 000)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been zoned for quarrying.***	Percent of reserves owned and percent leased
	2018	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry		Owned	Leased

Alabama	4	126,447	11,623	174,754	11,623	48,307	0	100%	0%	0%	54%	46%

Arkansas	3	223,326	0	230,811	0	7,485	0	100%	0%	0%	50%	50%

Colorado	11	749,238	98,888	754,812	117,204	5,574	18,315	99%	1%	0%	22%	78%

Florida	1	123,385	0	122,724	0	(661)	0	100%	0%	0%	35%	65%

Georgia	18	2,062,738	0	2,185,263	19,380	122,525	19,380	97%	3%	0%	83%	17%

Indiana	10	486,057	46,530	481,120	60,392	(4,938)	13,862	100%	0%	0%	52%	48%

Iowa	26	738,800	17,150	727,232	21,802	(11,568)	4,652	100%	0%	0%	30%	70%

Kansas	3	78,102	0	75,210	0	(2,892)	0	100%	0%	8%	36%	64%

Kentucky	6	0	24,595	179,959	24,206	179,959	(389)	100%	0%	0%	80%	20%

Louisiana	3	0	8,158	0	7,830	0	(328)	100%	0%	0%	0%	100%

Maryland	8	120,524	0	883,671	6,902	763,147	6,902	100%	0%	0%	99%	1%

Minnesota	2	323,298	0	320,612	0	(2,686)	0	67%	33%	0%	64%	36%

Mississippi	0	0	67,238	0	67,238	0	0	100%	0%	0%	100%	0%

Missouri	4	362,892	0	347,721	0	(15,171)	0	90%	10%	0%	6%	94%

Nebraska	6	171,174	0	158,074	23,581	(13,100)	23,581	100%	0%	0%	48%	52%

Nevada	1	135,338	0	134,507	0	(831)	0	99%	1%	0%	92%	8%

North Carolina	38	3,266,317	1,807	3,367,662	1,696	101,345	(111)	75%	25%	0%	74%	26%

Ohio***	11	576,166	117,978	571,805	115,656	(4,362)	(2,322)	45%	55%	0%	96%	4%

Oklahoma	9	1,203,406	11,892	1,191,901	11,647	(11,505)	(245)	100%	0%	0%	86%	14%

Pennsylvania	1	0	0	4,531	0	4,531	0	100%	0%	0%	100%	0%

South Carolina	10	707,437	27,481	773,008	77,893	65,571	50,412	97%	3%	0%	82%	18%

Tennessee	2	35,101	0	104,066	0	68,965	0	100%	0%	0%	36%	64%

Texas****	25	2,462,794	125,561	2,481,790	137,278	18,996	11,717	100%	0%	0%	60%	40%

Utah	1	22,472	0	22,147	0	(324)	0	100%	0%	0%	0%	100%

Virginia	5	337,285	0	333,860	0	(3,425)	0	100%	0%	0%	60%	40%

Washington	2	6,585	17,484	6,274	17,097	(311)	(386)	100%	0%	0%	73%	27%

West Virginia	1	23,956	0	23,243	0	(714)	0	100%	0%	0%	79%	21%

Wyoming	2	156,891	0	153,092	0	(3,799)	0	100%	0%	0%	42%	58%

U. S. Total	213	14,499,731	576,386	15,809,851	721,427	1,310,120	145,041	91%	9%	0%	67%	33%

Non-U. S.	2	848,190	0	840,939	0	(7,251)	0	100%	0%	0%	100%	0%

Grand Total	215	15,347,920	576,386	16,650,790	721,427	1,302,869	145,041

*	The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.

**

The Company may own additional land adjacent or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.

***	The Company’s reserves presented in the State of Ohio include dolomitic limestone reserves used in the business of the Magnesia Specialties segment.

****	The Company’s reserves presented in the State of Texas include limestone reserves used in the business of the cement product line.

2018 FORM 10-K	25

Part I  ◆  Item 2 - Properties

	Total Annual Production (in tons) (add 000) For year ended December 31			Number of years of production available at December 31,

Reportable Segment	2018	2017	2016	2018

Mid-America Group	78,137	70,340	67,431	105.7

Southeast Group	25,328	22,274	20,468	139.2

West Group	71,538	74,184	75,421	78.2

Total Aggregates Product Line	175,003	166,798	163,320	99.3

Cement Product Line

As of December 31, 2018, the Company, through its subsidiaries, processed or shipped cement from six properties in one state, of which four are located on land owned by the Company free of major encumbrances and two are on leased land. The Company’s cement product line has production facilities located at two sites in Texas: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, north of San Antonio. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2018:

Plant	Rated Annual Productive Capacity-Tons of Clinker	Manufacturing Process	Service Date	Internally Estimated Minimum Reserves—Years

Midlothian, TX	2,200,000	Dry	2001	65

Hunter, TX	2,250,000	Dry	2013 and 1981	140

Total	4,450,000

Reserves identified with the facilities shown above are contained on approximately 2,844 acres of land owned by the Company. As of December 31, 2018, the Company estimated its total proven and probable limestone reserves on such land to be approximately 692 million tons.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2018, the Company, through its subsidiaries, also operated, directly or through third parties, four cement distribution terminals and owned the real estate at the California cement grinding and packaging facility it sold on September 30, 2015, which it expects to sell for non-cement use.

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

During 2018, the principal properties of the aggregates product line were believed to be utilized at average productive capacities of approximately 65% and were capable of supporting a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products. For example, the Company reduced operating hours at a number of its facilities, closed some of

26	2018 FORM 10-K

Item 2 - Properties  ◆  Part I

its facilities, and temporarily idled some of its facilities. In 2018, the Company’s aggregates product line operated at a level significantly below capacity, which restricted the Company’s ability to capitalize $44.5 million of costs that could have been inventoried under normal operating conditions. If demand does not improve over the near term, such reductions and temporary idling could continue. The Company expects, however, it will be able to resume production at its normalized levels and increase production again as demand for its products increases.

During 2018 the Texas cement plants operated on average at 75% to 80% utilization. The Portland Cement Association (“PCA”) has projected that cement consumption will slow modestly in 2019 from 2018, with the rate of change decreasing in 2019 to 2.6% from 2.9% in 2018. The cement product line’s leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency. Due to the 24/7/365 nature of cement operations, significant gains in plant utilization and efficiency are typically achieved only during plant shutdowns.

The Company expects future organic earnings growth to result from increased pricing, rationalization of the current assets and portfolio and/or further cost reductions. In the current operating environment where steel utilization is at levels close to or below 70% and the strength of the United States dollar pressures product competitiveness in international markets, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 74% utilization in 2018.

ITEM 3 - LEGAL PROCEEDINGS

From time to time claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, blasting, vibrations, air emissions, and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from, these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings will have a material adverse effect on the overall results of the Company’s operations, its cash flows, or its financial condition. However, we cannot assure you that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

The Company was not required to pay any penalties in 2018 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the 2018 Financial Statements included in the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Regulation and Litigation” included in the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K.

ITEM 4 - MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

2018 FORM 10-K	27

Part I  ◆  Item 4 - Mine Safety Disclosures

Executive Officers of the Registrant

The following sets forth certain information regarding the executive officers of Martin Marietta Materials, Inc. as of February 8, 2019:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	56	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business
James A. J. Nickolas	48	Senior Vice President, Chief Financial Officer	2017

Head, Corporate Development group, Caterpillar Inc. (January-July 2017), Group Chief Financial Officer of Caterpillar’s Resources Industries segment (October 2014-December 2016), Group Chief Financial Officer of Caterpillar’s Global Mining business unit (December 2012-September 2014)

Roselyn R. Bar	60	Executive Vice President;	2015	Senior Vice President (2005-2015)
		General Counsel;	2001
		Corporate Secretary	1997
Daniel L. Grant	64	Senior Vice President,	2013
		Strategy & Development
Dana F. Guzzo	53	Senior Vice President;	2011	Chief Information Officer (2011-2015)
		Chief Accounting Officer;	2006
		Controller	2005
Donald A. McCunniff	61	Senior Vice President, Human Resources	2011
John P. Mohr	54	Senior Vice President,	2017	Vice President (2015-2017);
		Chief Information Officer	2015	Vice President, Information Services, Liggett Vector Brands (2007-2015)

28	2018 FORM 10-K

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  ◆  Part II

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s Common Stock, $.01 par value, is traded on the New York Stock Exchange (“NYSE”) (Symbol: MLM). There were 878 holders of record of the Company’s Common Stock as of February 15, 2019.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2018 – October 31, 2018	0	$—	0	14,364,323

November 1, 2018 – November 30, 2018	125,507	$186.92	125,507	14,238,816

December 1, 2018 – December 31, 2018	91,065	$181.63	91,065	14,147,751

Total	216,572	$184.70	216,572	14,147,751

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

ITEM 6 - SELECTED FINANCIAL DATA

The information required in response to this Item 6 is included under the caption “Five Year Summary” of the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K, and that information is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this Item 7 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook 2019” in the 2018 Annual Report is not incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this Item 7A is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” of the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K, and that information is incorporated herein by reference.

2018 FORM 10-K	29

Part II  ◆  Item 8 - Financial Statements and Supplementary Data

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this Item 8 is included under the caption “Consolidated Statements of Earnings,” “Consolidated Statements of Comprehensive Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Total Equity,” “Notes to Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quarterly Performance (Unaudited)” of the 2018 Annual Report filed as Exhibit 13.01 to this Form 10-K, and that information is incorporated herein by reference, except that the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook 2019” in the 2018 Annual Report is not incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included in the Annual Report filed as Exhibit 13.01 to this Form 10-K, under the heading “Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting,” and is incorporated by reference. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2018.

Management has excluded certain elements of the internal control over financial reporting of Bluegrass Materials Company (Bluegrass) from its assessment of the Company’s internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. Subsequent to the acquisition, certain elements of Bluegrass’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The excluded elements represent controls over accounts of less than 1% of consolidated assets and 4% of consolidated total revenues as of and for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

30	2018 FORM 10-K

Item 9A - Controls and Procedures  ◆Part II

constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9B - OTHER INFORMATION

None.

2018 FORM 10-K	31

Part III  ◆

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2018 (the “2019 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Executive Officers of the Registrant,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2019 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2019 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2019 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2019 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

32	2018 FORM 10-K

Item 15 - Exhibits and Financial Statement Schedules  ◆  Part IV

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following consolidated financial statements of Martin Marietta Materials, Inc. and consolidated subsidiaries, included in the 2018 Annual Report and incorporated by reference under Item 8 of this Form 10-K:

Consolidated Statements of Earnings – for years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Earnings – for years ended December 31, 2018, 2017, and 2016

Consolidated Balance Sheets – at December 31, 2018 and 2017

Consolidated Statements of Cash Flows – for years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Total Equity – for years ended December 31, 2018, 2017, and 2016

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in the 2018 Annual Report, and that report is hereby incorporated by reference in this Form 10-K. The report on the financial statement schedule and the consent of the Company’s independent registered public accounting firm are attached as Exhibit 23.01 to this Form 10-K.

(3) Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

2018 FORM 10-K	33

Part IV  ◆  Item 15 - Exhibits and Financial Statement Schedules

(b) Index of Exhibits

Exhibit No.

3.01

– Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

3.02	– Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on February 22, 2018) (Commission File No. 1-12744)

4.01

– Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1, filed on December 8, 1993 (SEC Registration No. 33-72648) (P)

4.02

– Article 5 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10- K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

4.03

– Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on February 22, 2018) (Commission File No. 1-12744)

4.04

– Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082)) (P)

4.05

– Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082)) (P)

4.06

– Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.07

– Second Supplemental Indenture, dated as of April 30, 2007, between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, to that certain Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Branch Banking and Trust Company, Inc., as trustee, pursuant to which were issued $250,000,000 aggregate principal amount of 6 1⁄4% Senior Notes due 2037 of Martin Marietta Materials, Inc. (incorporated by reference to Exhibit 4.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.08

– Purchase Agreement dated as of June 23, 2014 among Martin Marietta Materials, Inc. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2014) (Commission File No. 1-12744)

4.09

– Indenture, dated as of July  2, 2014, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July  2, 2014) (Commission File No. 1-12744)

4.10	– Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.09)

4.11

– Indenture, dated as of May 22, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 22, 2017) (Commission File No. 1-12744)

4.12

– First Supplemental Indenture, dated as of May 22, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the Senior Notes issued by the Company on May 22, 2017, in the form of the $300 million aggregate principal amount of Floating Rate Senior Notes due 2020 and $300 million aggregate principal amount of 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 22, 2017 (Commission File No. 1-12744))

4.13	– Form of Floating Rate Senior Notes due 2020 (included in Exhibit 4.12)

4.14

– Second Supplemental Indenture, dated as of December 20, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the Senior Notes issued by the Company on December 20, 2017, in the form of the $300  million aggregate principal amount of Floating Rate Senior Notes due 2019, $500 million aggregate principal amount of 3.500% Senior Notes due 2027, and $600  million aggregate principal amount of 4.250% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 20, 2017 (Commission File No. 1-12744))

34	2018 FORM 10-K

Item 15 - Exhibits and Financial Statement Schedules  ◆  PART IV

Exhibit No.

4.15	– Form of Floating Rate Senior Notes due 2019 (included in Exhibit 4.14)

4.16	– Form of 3.500% Senior Notes due 2027 (included in Exhibit 4.14)

4.17	– Form of 4.250% Senior Notes due 2047 (included in Exhibit 4.14)

10.01

– $700,000,000 Credit Agreement dated as of December 5, 2016 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Branch Banking and Trust Company, SunTrust Bank, and Deutsche Bank Securities Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 7, 2016) (Commission File No. 1-12744)

10.02

– Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1- 12744)

10.03

– Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1- 12744)

10.04

– Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.05

– Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.06

– Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.07

– Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

10.08

– Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.09

– Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.10

– Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.11

– Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No.1- 12744)**

2018 FORM 10-K	35

Part IV  ◆  Item 15 - Exhibits and Financial Statement Schedules

Exhibit No.

10.12

– Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.13

– Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.14

– Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.15

– Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.16

– Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.17

– Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.18

– Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.19

– Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.20

– Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.21

– Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.22

– Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.23

– Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (Commission File No. 1-12744)**

10.24

– Form of First Amendment to the Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.25

– Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.26

– Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.3 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on December 18, 2018) (Commission File No. 1-12744)**

*10.27	– Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan**

*13.01

– Excerpts from Martin Marietta Materials, Inc. 2018 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2018 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

36	2018 FORM 10-K

Item 15 - Exhibits and Financial Statement Schedules  ◆  PART IV

Exhibit No.

*21.01	– List of subsidiaries of Martin Marietta Materials, Inc.

*23.01	– Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

*24.01	– Powers of Attorney (included in this Form 10-K immediately following Signatures)

*31.01	– Certification dated February 25, 2019 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

*31.02	– Certification dated February 25, 2019 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

*32.01	– Certification dated February 25, 2019 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.02	– Certification dated February 25, 2019 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95	– Mine Safety Disclosure Exhibit

*101.INS	– XBRL Instance Document

*101.SCH	– XBRL Taxonomy Extension Schema Document

*101.CAL	– XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	– XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	– XBRL Taxonomy Extension Presentation Linkbase Document

*101. DEF	– XBRL Taxonomy Extension Definition Linkbase

Other material incorporated by reference:

Martin Marietta Materials, Inc.‘s 2019 Proxy Statement filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2019 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

2018 FORM 10-K	37

Part IV  ◆  Item 15 - Exhibits and Financial Statement Schedules

(c)    Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E

		Additions

Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe		Deductions- describe		Balance at end of period

	(Amounts in Thousands)

Year ended December 31, 2018

Allowance for doubtful accounts	$2,390	$963	$—		$—		$3,353

Allowance for uncollectible notes receivable	227	—	—		227	(a)	—

Inventory valuation allowance	143,961	36,878	5,158	(b)	26,827	(c)	159,170

Year ended December 31, 2017

Allowance for doubtful accounts	$6,266	$—	$—		$3,876	(a)	$2,390

Allowance for uncollectible notes receivable	437	—	—		210	(a)	227

Inventory valuation allowance	134,862	38,488	—		29,389	(c)	143,961

Year ended December 31, 2016

Allowance for doubtful accounts	$6,940	$—	$—		$674	(a)	$6,266

Allowance for uncollectible notes receivable	585	—	—		148	(a)	437

Inventory valuation allowance	130,584	33,782	118	(b)	29,622	(c)	134,862

(a)	Write off of uncollectible accounts and change in estimates

(b)	Application of reserve policy to acquired inventories

(c)	Sale of reserved inventory and divestitures

ITEM 16 - FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

38	2018 FORM 10-K

  ◆  Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated: February 25, 2019

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

2018 FORM 10-K	39

Signatures  ◆

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye C. Howard Nye	Chairman of the Board, President and Chief Executive Officer	February 25, 2019

/s/ James A. J. Nickolas James A. J. Nickolas	Senior Vice President and Chief Financial Officer	February 25, 2019

/s/ Dana F. Guzzo Dana F. Guzzo	Senior Vice President, Chief Accounting Officer and Controller	February 25, 2019

/s/ Dorothy M. Ables Dorothy M. Ables	Director	February 25, 2019

/s/ Sue W. Cole Sue W. Cole	Director	February 25, 2019

/s/ Smith W. Davis Smith W. Davis	Director	February 25, 2019

/s/ John J. Koraleski John J. Koraleski	Director	February 25, 2019

/s/ Laree E. Perez Laree E. Perez	Director	February 25, 2019

/s/ Michael J. Quillen Michael J. Quillen	Director	February 25, 2019

/s/ Dennis L. Rediker Dennis L. Rediker	Director	February 25, 2019

/s/ Donald W. Slager Donald W. Slager	Director	February 25, 2019

/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Director	February 25, 2019

40	2018 FORM 10-K