Form 10-K/A
period 2018-12-31
MARTIN MARIETTA MATERIALS INC
filed 2019-03-18
CIK 916076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-12744
MARTIN MARIETTA MATERIALS, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1848578 (I.R.S. Employer Identification No.)

2710 Wycliff Road, Raleigh, North Carolina (Address of principal executive offices)	27607-3033 (Zip Code)

(919) 781-4550 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (par value $.01 per share)	Name of each exchange on which registered New York Stock Exchange

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,000,435,608.61 based on the closing sale price as reported on the NYSE.

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

Explanatory Note

Martin Marietta Materials, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities Exchange Commission on February 25, 2019 (the “Original Form 10-K”) solely to replace Exhibit 23.01, Consent of PricewaterhouseCoopers LLP (the “Consent”) included in the Original Form 10-K with a corrected Consent.  Due to an administrative error, the Consent in the Original Form 10-K incorrectly identified the date of the reports of PricewaterhouseCoopers LLP included in the Original Form 10-K. A new Consent with the corrected date is filed as Exhibit 23.01 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)   Index of Exhibits

The following exhibits are being filed herewith:

Exhibit No.	Description

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

31.01	Certification dated March 18, 2019 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.02	Certification dated March 18, 2019 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

Date: March 18, 2019	By:	/s/ Roselyn R. Bar
		Name:	Roselyn R. Bar
		Title:	Executive Vice President, General Counsel and Corporate Secretary