Form 10-Q
period 2019-03-31
MARTIN MARIETTA MATERIALS INC
filed 2019-05-01
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2019
Common Stock, $0.01 par value	62,594,087

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$37,357	$44,892
Accounts receivable, net	550,607	523,276
Inventories, net	646,176	663,035
Other current assets	135,971	134,613
Total Current Assets	1,370,111	1,365,816

Property, plant and equipment	8,339,050	8,294,962
Allowances for depreciation, depletion and amortization	(3,192,368)	(3,137,733)
Net property, plant and equipment	5,146,682	5,157,229
Goodwill	2,397,483	2,399,118
Other intangibles, net	498,195	501,282
Operating lease right-of-use assets	498,233	—
Other noncurrent assets	137,703	127,974
Total Assets	$10,048,407	$9,551,419

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$184,844	$210,808
Accrued salaries, benefits and payroll taxes	27,313	51,434
Pension and postretirement benefits	9,923	9,942
Accrued insurance and other taxes	52,895	63,543
Current maturities of long-term debt and short-term facilities	360,056	390,042
Accrued interest	31,844	17,176
Operating lease liabilities	50,776	—
Other current liabilities	39,986	43,805
Total Current Liabilities	757,637	786,750

Long-term debt	2,801,228	2,730,439
Pension, postretirement and postemployment benefits	138,049	134,469
Deferred income taxes, net	695,771	705,564
Noncurrent operating lease liabilities	446,128	—
Other noncurrent liabilities	234,098	244,785
Total Liabilities	5,072,911	4,602,007

Equity:
Common stock, par value $0.01 per share	625	624
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,406,456	3,396,059
Accumulated other comprehensive loss	(140,324)	(143,579)
Retained earnings	1,705,717	1,693,259
Total Shareholders' Equity	4,972,474	4,946,363
Noncontrolling interests	3,022	3,049
Total Equity	4,975,496	4,949,412
Total Liabilities and Equity	$10,048,407	$9,551,419

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands, Except Per Share Data)

Products and services revenues	$878,305	$753,305
Freight revenues	60,650	48,699
Total Revenues	938,955	802,004

Cost of revenues - products and services	734,168	641,620
Cost of revenues - freight	61,880	49,992
Total Cost of Revenues	796,048	691,612

Gross Profit	142,907	110,392

Selling, general & administrative expenses	78,292	70,121
Acquisition-related expenses, net	144	711
Other operating (income) expenses, net	(4,750)	479
Earnings from Operations	69,221	39,081

Interest expense	32,948	35,087
Other nonoperating income, net	(1,562)	(8,503)
Earnings before income tax expense	37,835	12,497
Income tax (benefit) expense	(4,991)	2,457
Consolidated net earnings	42,826	10,040
Less: Net (loss) earnings attributable to noncontrolling interests	(27)	17
Net Earnings Attributable to Martin Marietta Materials, Inc.	$42,853	$10,023

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$46,108	$11,642
(Loss) Earnings attributable to noncontrolling interests	(27)	17
	$46,081	$11,659
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$0.68	$0.16
Diluted attributable to common shareholders	$0.68	$0.16

Weighted-Average Common Shares Outstanding:
Basic	62,584	62,957
Diluted	62,777	63,222

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2019	2018
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$42,826	$10,040
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	89,211	76,821
Stock-based compensation expense	13,552	9,760
Gain on divestitures and sales of assets	(2,413)	(951)
Deferred income taxes	4,781	2,029
Other items, net	495	(2,269)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(26,059)	20,951
Inventories, net	16,416	(8,873)
Accounts payable	20,393	7,925
Other assets and liabilities, net	(41,338)	(10,421)
Net Cash Provided by Operating Activities	117,864	105,012

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(130,056)	(96,259)
Proceeds from divestitures and sales of assets	2,927	2,528
Payment of railcar construction advances	—	(8,430)
Reimbursement of railcar construction advances	—	8,430
Investments in life insurance contracts, net	193	99
Other investing activities, net	(600)	—
Net Cash Used for Investing Activities	(127,536)	(93,632)

Cash Flows from Financing Activities:
Borrowings of debt	125,000	—
Repayments of debt	(85,000)	(13)
Payments on finance leases	(951)	—
Payments on capital lease	—	(829)
Debt issuance costs	—	(3,194)
Contributions by owners of noncontrolling interest	—	129
Dividends paid	(30,395)	(27,885)
Proceeds from exercise of stock options	611	2,801
Shares withheld for employees' income tax obligations	(7,128)	(6,380)
Net Cash Provided by (Used for) Financing Activities	2,137	(35,371)
Net Decrease in Cash and Cash Equivalents	(7,535)	(23,991)
Cash and Cash Equivalents, beginning of period	44,892	1,446,364
Cash and Cash Equivalents, end of period	$37,357	$1,422,373

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	62,873	$628	$3,368,007	$(129,104)	$1,440,069	$4,679,600	$2,877	$4,682,477
Consolidated net earnings	—	—	—	—	10,023	10,023	17	10,040
Other comprehensive earnings, net of tax	—	—	—	1,619	—	1,619	—	1,619
Dividends declared ($0.44 per share)	—	—	—	—	(27,885)	(27,885)	—	(27,885)
Issuances of common stock for stock award plans	75	—	9,893	—	—	9,893	—	9,893
Shares withheld for employees' income tax obligations	—	—	(6,380)	—	—	(6,380)	—	(6,380)
Stock-based compensation expense	—	—	9,760	—	—	9,760	—	9,760
Contributions from owners of noncontrolling interest	—	—	—	—	—	—	306	306
Balance at March 31, 2018	62,948	$628	$3,381,280	$(127,485)	$1,422,207	$4,676,630	$3,200	$4,679,830

Balance at December 31, 2018	62,515	$624	$3,396,059	$(143,579)	$1,693,259	$4,946,363	$3,049	$4,949,412
Consolidated net earnings	—	—	—	—	42,853	42,853	(27)	42,826
Other comprehensive earnings, net of tax	—	—	—	3,255	—	3,255	—	3,255
Dividends declared ($0.48 per share)	—	—	—	—	(30,395)	(30,395)	—	(30,395)
Issuances of common stock for stock award plans	78	1	3,973	—	—	3,974	—	3,974
Shares withheld for employees' income tax obligations	—	—	(7,128)	—	—	(7,128)	—	(7,128)
Stock-based compensation expense	—	—	13,552	—	—	13,552	—	13,552
Balance at March 31, 2019	62,593	625	3,406,456	(140,324)	1,705,717	4,972,474	3,022	$4,975,496

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards to its customers in 31 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the required adoption of Accounting Standards Codification 842 – Leases (ASC 842), the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2019 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncement

Leases

Effective January 1, 2019, the Company adopted ASC 842, which requires virtually all leases, excluding mineral interest leases, to be recorded as right-of-use (ROU) assets and lease liabilities on the balance sheet and provides guidance on the recognition of lease expense and income. ASC 842 requires the modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. It further states that an entity may use either 1) its effective date or 2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company used the effective date as the date of initial application. As such, financial information and disclosures required under ASC 842 will not be provided for dates and periods prior to January 1, 2019.

The new standard provides a number of practical expedients for transition and policy elections for ongoing accounting. The Company elected the “package of practical expedients”, which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company elected the practical expedients pertaining to the use of hindsight and to land easements. Applying the hindsight practical expedient resulted in longer lease terms for many leases. The standard provides policy election options for recognition exemption for short-term leases and separation of lease and non-lease components. The Company elected the short-term lease recognition exemption and elected not to separate lease and non-lease components for all underlying asset classes with the exceptions of railcars and fleet vehicle leases.  The Company determines lease and non-lease components based on observable information, including rates provided by the lessor.

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of $502.5 million and $501.6 million, respectively, for operating leases and $10.9 million and $12.1 million, respectively, for finance leases. The adoption did not have a material impact on the Company’s consolidated statement of earnings or consolidated statement of cash flows.

Subsequent to the date of adoption, the Company determines if a contract is or contains a lease at inception of the agreement. Operating and finance leases are recognized as ROU assets and the related obligations are recognized as current or noncurrent liabilities on the Company’s consolidated balance sheets. Leases with an initial lease term of one year or less are not recorded on the balance sheet.

ROU assets, which represent the Company’s right to use an underlying asset, and lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, are recognized based on the present value of the future lease payments over the lease term at commencement date. The ROU asset also includes any lease payments made at or before commencement date and any initial direct costs incurred and excludes lease incentives. Certain of the Company’s leases contain renewal and/or termination options. The Company recognizes renewal or termination options as part of its ROU assets and lease liabilities when the Company has the unilateral right to renew or terminate and it is reasonably certain these options will be exercised. The Company determines the present value of lease payments based on the implicit rate, which may be explicitly stated in the lease if available or the Company’s estimated collateralized incremental borrowing rate based on the term of the lease. For operating leases, lease expense is recognized on a straight-line basis over the lease term.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Some leases require the Company pay non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property, and are primarily considered variable costs.  The Company generally accounts for lease and non-lease components as a single amount. However, for railcars and fleet vehicle leases, the Company separately accounts for the lease and non-lease components.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$42,853	$10,023
Other comprehensive earnings, net of tax	3,255	1,619
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$46,108	$11,642

Comprehensive earnings attributable to noncontrolling interests consist of net earnings and adjustments for the funded status of pension and postretirement benefit plans.  For the three months ended March 31, 2019 and 2018, there were no other comprehensive earnings attributable to noncontrolling interests.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive earnings, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss

	Three Months Ended March 31, 2019
Balance at beginning of period	$(141,505)	$(2,074)	$—	$(143,579)
Other comprehensive earnings before reclassifications, net of tax	—	497	—	497
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,758	—	—	2,758
Other comprehensive earnings, net of tax	2,758	497	—	3,255
Balance at end of period	$(138,747)	$(1,577)	$—	$(140,324)

	Three Months Ended March 31, 2018
Balance at beginning of period	$(128,802)	$(22)	$(280)	$(129,104)
Other comprehensive loss before reclassifications, net of tax	—	(587)	—	(587)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,996	—	210	2,206
Other comprehensive earnings (loss), net of tax	1,996	(587)	210	1,619
Balance at end of period	$(126,806)	$(609)	$(70)	$(127,485)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended March 31, 2019
Balance at beginning of period	$84,207	$—	$84,207
Tax effect of other comprehensive earnings	(868)	—	(868)
Balance at end of period	$83,339	$—	$83,339

	Three Months Ended March 31, 2018
Balance at beginning of period	$79,938	$178	$80,116
Tax effect of other comprehensive earnings	(658)	(137)	(795)
Balance at end of period	$79,280	$41	$79,321

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings and
	2019	2018	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(188)	$(585)
Actuarial loss	3,814	3,239
	3,626	2,654	Other nonoperating income, net
Tax benefit	(868)	(658)	Income tax (benefit) expense
	$2,758	$1,996

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$—	$347	Interest expense
Tax benefit	—	(137)	Income tax (benefit) expense
	$—	$210

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2019 and 2018, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$42,853	$10,023
Less: Distributed and undistributed earnings attributable to unvested awards	86	63
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$42,767	$9,960

Basic weighted-average common shares outstanding	62,584	62,957
Effect of dilutive employee and director awards	193	265
Diluted weighted-average common shares outstanding	62,777	63,222

2.	Revenue Recognition

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

Future revenues from unsatisfied performance obligations at March 31, 2019 and 2018 were $149.4 million and $88.1 million, respectively, where the remaining periods to complete these obligations ranged from one month to 21 months and one month to 20 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

	Three Months Ended
	March 31, 2019
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$230,308	$18,505	$248,813
Southeast Group	115,312	3,925	119,237
West Group	463,511	33,320	496,831
Total Building Materials Business	809,131	55,750	864,881
Magnesia Specialties	69,174	4,900	74,074
Total	$878,305	$60,650	$938,955

	Three Months Ended
	March 31, 2018
(Dollars in Thousands)	Products and Services	Freight	Total
Mid-America Group	$167,890	$10,891	$178,781
Southeast Group	77,563	2,676	80,239
West Group	442,983	30,739	473,722
Total Building Materials Business	688,436	44,306	732,742
Magnesia Specialties	64,869	4,393	69,262
Total	$753,305	$48,699	$802,004

Service revenues, which include paving operations located in Colorado, were $9.9 million and $11.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Costs in excess of billings	$2,238	$1,975
Billings in excess of costs	$5,814	$6,743

Revenues recognized from the beginning balance of contract liabilities for the three months ended March 31, 2019 and 2018 were $3.8 million and $4.2 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer.  Included on the Company’s consolidated balance sheets, retainage was $5.4 million and $7.5 million at March 31, 2019 and December 31, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Warranties. The Company’s construction contracts generally contain warranty provisions typically for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three months ended March 31, 2019 and March 31, 2018.

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
3.	Inventories, Net

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)
Finished products	$605,785	$615,719
Products in process and raw materials	63,114	66,920
Supplies and expendable parts	136,792	139,566
	805,691	822,205
Less: Allowances	(159,515)	(159,170)
Total	$646,176	$663,035

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)
4.25% Senior Notes, due 2024	$396,547	$396,398
7% Debentures, due 2025	124,296	124,272
3.450% Senior Notes, due 2027	297,019	296,939
3.500% Senior Notes, due 2027	494,888	494,765
6.25% Senior Notes, due 2037	228,110	228,094
4.250% Senior Notes, due 2047	591,583	591,541
Floating Rate Notes, due 2019, interest rate of 3.13%, 3.29% and 2.70% at March 31, 2019 and December 31, 2018, respectively	299,446	299,260
Floating Rate Notes, due 2020, interest rate of 3.31%, 3.30% and 2.55% at March 31, 2019 and December 31, 2018, respectively	299,139	298,956
6.60% Senior Notes, due 2018	—	—
Revolving Facility, due 2023, interest rate of 3.59% at March 31, 2019	70,000	—
Trade Receivable Facility, interest rate of 3.21% and 3.07% at March 31, 2019 and December 31, 2018, respectively	360,000	390,000
Other notes	256	256
Total debt	3,161,284	3,120,481
Less: Current maturities of long-term debt and short-term facilities	(360,056)	(390,042)
Long-term debt	$2,801,228	$2,730,439

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility).  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month London Interbank Offered Rate, or LIBOR, plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility, which contains a cross-default provision to the Company’s other debt agreements, matures on September 25, 2019.

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility), which expires on December 5, 2023, with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid.  The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at March 31, 2019.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.3 million of outstanding letters of credit issued under the Revolving Facility at March 31, 2019 and December 31, 2018.

The Floating Senior Rate Notes due 2019 are classified as noncurrent long-term debt on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 as the Company has the ability and intent to refinance the notes on a long-term basis.
5.	Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Cash equivalents are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits. The Company’s cash equivalents have original maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of consolidated total revenues. The estimated fair values of accounts receivable approximate their carrying amounts due to the short-term nature of the receivables.

Notes receivable are not publicly traded. Management estimates that the fair value of notes receivable approximates the carrying amount due to the short-term nature of the receivables.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $3.16 billion and $3.13 billion, respectively, at March 31, 2019 and $3.12 billion and $3.01 billion, respectively, at December 31, 2018. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings approximate their carrying amounts as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising from the net permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  Additionally, for the three months ended March 31, 2019, the effective income tax rate includes a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation, contributing to an overall tax benefit of $5.0 million.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Service cost	$7,872	$8,148	$15	$22
Interest cost	9,395	8,361	131	125
Expected return on assets	(11,966)	(10,629)	—	—
Amortization of:
Prior service cost (credit)	2	26	(190)	(611)
Actuarial loss (gain)	3,932	3,296	(118)	(57)
Net periodic benefit cost (credit)	$9,235	$9,202	$(162)	$(521)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses. All other components are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.
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

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $15.5 million revolving line of credit agreement with BB&T, of which $12.8 million was outstanding as of March 31, 2019 and has a maturity date of March 2020. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of March 31, 2019 and December 31, 2018.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At March 31, 2019, the Company was contingently liable for $36.1 million in letters of credit, of which $2.3 million were issued under the Company’s Revolving Facility.

Employees

The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment.  Of the Magnesia Specialties segment, 100% of its hourly employees are represented by labor unions.  The Manistee collective bargaining agreement expires in August 2019. The Woodville collective bargaining agreement expires June 2022.
9.	Business Segments

The Building Materials business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses, net; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and taxes on income. Corporate loss from operations primarily includes depreciation on capitalized interest; unallocated expenses for corporate administrative functions; acquisition-related expenses, net; and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All debt and related interest expense are held at Corporate.

The following table displays selected financial data for the Company’s reportable business segments. The Bluegrass Materials Company (Bluegrass) operations, acquired in April 2018, are located in the Mid-America Group and Southeast Group. Total revenues, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues which represent sales from one segment to another segment, which are eliminated.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$248,813	$178,781
Southeast Group	119,237	80,239
West Group	496,831	473,722
Total Building Materials Business	864,881	732,742
Magnesia Specialties	74,074	69,262
Total	$938,955	$802,004

Products and services revenues:
Mid-America Group	$230,308	$167,890
Southeast Group	115,312	77,563
West Group	463,511	442,983
Total Building Materials Business	809,131	688,436
Magnesia Specialties	69,174	64,869
Total	$878,305	$753,305

Earnings (Loss) from operations:
Mid-America Group	$30,955	$6,167
Southeast Group	21,134	2,041
West Group	19,936	34,951
Total Building Materials Business	72,025	43,159
Magnesia Specialties	22,642	21,237
Corporate	(25,446)	(25,315)
Total	$69,221	$39,081

	March 31, 2019	December 31, 2018
Assets employed:	(Dollars in thousands)
Mid-America Group	$2,848,652	$2,788,454
Southeast Group	1,443,597	1,299,469
West Group	5,280,109	4,989,639
Total Building Materials Business	9,572,358	9,077,562
Magnesia Specialties	170,833	156,106
Corporate	305,216	317,751
Total	$10,048,407	$9,551,419

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

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

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$541,473	$425,016
Cement	99,017	89,183
Ready mixed concrete	211,156	218,537
Asphalt and paving services	15,846	16,365
Less: interproduct revenues	(58,361)	(60,665)
Products and services	809,131	688,436
Freight	55,750	44,306
Total Building Materials Business	864,881	732,742
Magnesia Specialties:
Products and services	69,174	64,869
Freight	4,900	4,393
Total Magnesia Specialties	74,074	69,262
Total	$938,955	$802,004

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$97,562	$53,002
Cement	13,779	23,734
Ready mixed concrete	14,492	15,641
Asphalt and paving services	(7,829)	(7,639)
Products and services	118,004	84,738
Freight	(165)	(119)
Total Building Materials Business	117,839	84,619
Magnesia Specialties:
Products and services	26,607	25,063
Freight	(1,065)	(1,174)
Total Magnesia Specialties	25,542	23,889
Corporate	(474)	1,884
Total	$142,907	$110,392

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Leases

The Company has leases primarily for equipment, railcars, fleet vehicles, office space, land and information technology equipment and software.  The Company’s leases have remaining lease terms of one year to 54 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including but not limited to hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost are as follows:

Three Months Ended
March 31, 2019
(Dollars in Thousands)
Operating lease cost	$19,966
Finance lease cost:
Amortization of right-of-use assets	935
Interest on lease liabilities	148
Variable lease cost	4,667
Short-term lease cost	8,118
Total lease cost	$33,834

The balance sheet classifications of operating and finance leases are as follows:

Three Months Ended
March 31, 2019
(Dollars in Thousands)
Operating Leases:
Operating lease right-of-use assets	$498,233

Current operating lease liabilities	$50,776
Noncurrent operating lease liabilities	446,128
Total operating lease liabilities	$496,904

Finance Leases:
Property, plant and equipment	$11,143
Accumulated depreciation	(935)
Property, plant and equipment, net	$10,208

Other current liabilities	$3,456
Other noncurrent liabilities	7,862
Total finance lease liabilities	$11,318

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated incremental borrowing rate range used was 3.5% to 5.5%. Weighted-average remaining lease terms and discount rates are as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	15.0
Finance leases	8.2

Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.1%

Future lease payments under leases as of March 31, 2019 are as follows:

	Operating	Finance
	Leases	Leases
	(Dollars in Thousands)
2019	$53,014	$2,956
2020	63,870	3,243
2021	52,674	1,951
2022	48,376	1,094
2023	45,912	779
Thereafter	429,013	4,176
Total lease payments	692,859	14,199
Less: imputed interest	(195,593)	(2,881)
Present value of lease payments	497,266	11,318
Less: current lease obligations	(50,776)	(3,456)
Total long-term lease obligations	$446,490	$7,862

As of March 31, 2019, the Company has additional operating leases, primarily for equipment and land, that have not yet commenced of $1.7 million. These operating leases will commence in fiscal year 2019 with lease terms of two years to ten years. These leases are included in the preceding table.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other lease information is as follows:

Three Months Ended
March 31, 2019
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$19,512
Operating cash flows used for finance leases	$148
Financing cash flows used for finance leases	$951
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,924
Right-of-use assets obtained in exchange for new finance lease liabilities	$217

Lease disclosures for the full year December 31, 2018, as reported:

Total lease expense for operating leases was $122.5 million for the year ended December 31, 2018. Total royalties, principally for leased properties, were $52.5 million, for the year ended December 31, 2018. The Company also has capital lease obligations for machinery and equipment. Future minimum lease and royalty commitments for all noncancelable agreements and capital lease obligations as of December 31, 2018 were as follows:

	Capital Leases	Operating Leases	Royalty Commitments
	(Dollars in Thousands)
2019	$3,718	$105,955	$14,614
2020	2,695	70,478	11,364
2021	1,735	60,382	10,335
2022	1,004	57,531	9,545
2023	713	56,511	8,109
Thereafter	3,893	318,147	65,981
Total	13,758	$669,004	$119,948
Less: imputed interest	(2,879)
Present value of minimum lease payments	10,879
Less: current capital lease obligations	(3,249)
Long-term capital lease obligations	$7,630

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	March 31,
	2019	2018
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$20,629	$35,639
Acquisition of assets through swap	$1,114	$—
Note receivable issued in connection with sale of property, plant and equipment	$1,272	$—
Acquisition of assets through capital lease	$—	$192

Supplemental disclosures of cash flow information are as follows:

	March 31,
	2019	2018
	(Dollars in Thousands)
Cash paid for interest	$17,750	$12,458
Cash paid for (refund of) income taxes	$3,905	$(7,527)

13.	Bluegrass Acquisition

In April 2018, the Company acquired Bluegrass, the largest privately-held, pure-play aggregates company in the United States for $1.62 billion. These operations complement the Company’s existing southeastern footprint in its Mid-America and Southeast Groups and provide new growth platforms within Maryland and Kentucky.

The Company determined fair values of the assets acquired and liabilities assumed. Although initial accounting for the business combination has been recorded, these amounts are subject to change during the measurement period which extends no longer than one year from the consummation date based on additional reviews, such as completion of deferred tax estimates based on the determination of the historic tax basis in assets acquired. Specific accounts subject to ongoing purchase accounting adjustments include goodwill and deferred income tax liabilities, net. Therefore, the measurement period remains open as of March 31, 2019. The following is a summary of the preliminary estimated fair values of the assets acquired and the liabilities assumed (dollars in thousands):

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets:
Cash	$1,159
Receivables	25,479
Inventory	46,635
Other current assets	1,029
Property, plant and equipment	1,519,289
Intangible assets, other than goodwill	20,150
Goodwill	242,981
Total assets	1,856,722

Liabilities:
Accounts payable and accrued expenses	17,978
Deferred income tax liabilities, net	212,386
Noncontrolling interest	9,001
Total liabilities	239,365

Total consideration	$1,617,357

The unaudited pro forma financial information summarizes the combined results of operations for the Company and Bluegrass as though the companies were combined as of January 1, 2017. The pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that result from the combination. Consistent with the assumed acquisition date of January 1, 2017, expenses related to the acquisition would be reflected in the pro forma results for the year ended December 31, 2017. The pro forma financial information does not purport to project the future financial position or operating results of the combined company. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2017.

The following presents pro forma results for the quarter ended March 31, 2018:

(Dollars in Thousands, except per share data)
Total revenues	$840,909
Net earnings attributable to Martin Marietta	$2,988
Diluted EPS	$0.05

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards to its customers in 31 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Plant Types	Quarries, Mines and Distribution Facilities	Quarries, Mines and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck and Railcar	Truck, Railcar and Ship	Truck and Railcar

The Company also has a Magnesia Specialties business that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industry.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2019.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

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

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated EBITDA is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$42,853	$10,023
Add back:
Interest expense	32,846	35,087
Income tax (benefit) expense for controlling interests	(5,001)	2,438
Depreciation, depletion and amortization expense	88,187	75,714
Consolidated EBITDA	$158,885	$123,262

Significant items for the quarter ended March 31, 2019 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $939.0 million compared with $802.0 million, an increase of 17%
♦	Building Materials business products and services revenues of $809.1 million compared with $688.4 million and Magnesia Specialties products revenue of $69.2 million compared with $64.9 million
♦	Consolidated gross profit of $142.9 million compared with $110.4 million, an increase of 30%
♦	Consolidated earnings from operations of $69.2 million compared with $39.1 million, an increase of 77%
♦	Net earnings attributable to Martin Marietta of $42.9 million compared with $10.0 million
♦	EBITDA of $158.9 million compared with $123.3 million, an increase of 29%
♦	Earnings per diluted share of $0.68 compared with $0.16

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

The following table presents total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended March 31, 2019 and 2018. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$230,308	100.0	$167,890	100.0
Southeast Group
Aggregates	115,312	100.0	77,563	100.0
West Group
Aggregates	195,853	100.0	179,563	100.0
Cement	99,017	100.0	89,183	100.0
Ready mixed concrete	211,156	100.0	218,537	100.0
Asphalt and paving	15,846	100.0	16,365	100.0
Less: Interproduct revenues	(58,361)		(60,665)
Products and services	809,131	100.0	688,436	100.0
Freight	55,750		44,306
Total Building Materials Business	864,881	100.0	732,742	100.0
Magnesia Specialties Business:
Products	69,174	100.0	64,869	100.0
Freight	4,900		4,393
Total Magnesia Specialties Business	74,074	100.0	69,262	100.0
Total	$938,955	100.0	$802,004	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$45,254	19.6	$18,379	10.9
Southeast Group
Aggregates	26,562	23.0	6,573	8.5
West Group
Aggregates	25,746	13.1	28,050	15.6
Cement	13,779	13.9	23,734	26.6
Ready mixed concrete	14,492	6.9	15,641	7.2
Asphalt and paving	(7,829)	(49.4)	(7,639)	(46.7)
Products and services	118,004	14.6	84,738	12.3
Freight	(165)		(119)
Total Building Materials Business	117,839	13.6	84,619	11.5
Magnesia Specialties Business:
Products	26,607	38.5	25,063	38.6
Freight	(1,065)		(1,174)
Total Magnesia Specialties Business	25,542	34.5	23,889	34.5
Corporate	(474)		1,884
Total	$142,907	15.2	$110,392	13.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$15,593		$13,130
Southeast Group	5,377		4,416
West Group	29,278		26,132
Total Building Materials Business	50,248		43,678
Magnesia Specialties	2,865		2,602
Corporate	25,179		23,841
Total	$78,292	8.3	$70,121	8.7

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$30,955		$6,167
Southeast Group	21,134		2,041
West Group	19,936		34,951
Total Building Materials Business	72,025		43,159
Magnesia Specialties	22,642		21,237
Corporate	(25,446)		(25,315)
Total	$69,221	7.4	$39,081	4.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	March 31, 2019
	Volume	Pricing
Volume/Pricing variance (1)
Heritage Operations:(2)
Mid-America Group	18.4%	3.1%
Southeast Group	16.7%	6.2%
West Group	6.3%	2.7%
Total Heritage Aggregates Operations	12.5%	4.0%
Total Aggregates Operations(4)	24.2%	2.3%

	Three Months Ended
	March 31,
	2019	2018
	(Tons in Thousands)
Shipments
Heritage Operations:(2)
Mid-America Group	13,585	11,473
Southeast Group (3)	5,141	4,405
West Group	15,036	14,142
Heritage Aggregates Operations	33,762	30,020
Acquisitions	3,524	—
Total Aggregates Operations(4)	37,286	30,020

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Heritage aggregates operations exclude acquisitions that have not been included in prior-year operations for the comparable period.

(3) 2018 shipments include the Forsyth, Georgia operation, which was divested in April 2018.

(4) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

First-quarter operating results demonstrate the robust underlying demand that was masked in 2018 by weather, contractor capacity and logistics disruptions. While winter weather traditionally limits the ability of outdoor contractors to perform work, the Company experienced relatively better weather during the first three months of 2019. This allowed contractors to begin addressing backlogs with an earlier-than-normal start to the construction season. The notable exception was in the Company’s second-largest state by revenues, Colorado, which experienced one of its harshest winters on record, delaying the onset of meaningful construction activity.

Aggregates shipments to the infrastructure market increased 2% as modestly improved weather, particularly in the Southeast, allowed contractors to advance transportation-related projects earlier in the construction season. Following more than a decade of underinvestment, management remains confident that infrastructure demand is poised for meaningful growth. Funding provided by the Fixing America’s Surface Transportation Act (FAST Act), combined with

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

numerous state and local transportation initiatives, has resulted in an acceleration in lettings and contract awards in key states, including Texas, Colorado, North Carolina, Georgia and Florida.  For the quarter, the infrastructure market represented 33% of aggregates shipments, which is below the Company’s most recent ten-year average of 46% but consistent with first-quarter historical trends.

Aggregates shipments to the nonresidential market increased 33%, driven by both commercial and heavy industrial construction activity.  The Company continued to benefit from robust distribution center, warehouse, data center and wind turbine projects in key geographies, including Texas, the Carolinas, Georgia and Iowa. The nonresidential market represented 37% of first-quarter aggregates shipments.

Aggregates shipments to the residential market increased 8%, driven by weather-deferred homebuilding activity in the Carolinas, Georgia and Florida. Despite the recent slowdown in housing unit starts at the national level, the residential construction outlook across the Company’s geographic footprint remains positive for both single- and multi-family housing, driven by favorable demographics, job growth, land availability, steady interest rates and efficient permitting. On a national level, housing starts remain below the 50-year annual average of 1.5 million despite notable population gains. The residential market accounted for 23% of first-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 7% of first-quarter aggregates shipments. Volumes to this sector decreased 9%, driven by reduced agricultural lime shipments from a depressed farm economy. Additionally, ballast shipments declined due to lower maintenance spending by western Class I railroads.

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	March 31,
	2019	2018	% Change
Aggregates - heritage (per ton)	$14.61	$14.04	4.0%
Aggregates - acquisition (per ton)	$12.02	$—
Cement (per ton)	$110.93	$106.86	3.8%
Ready Mixed Concrete (per cubic yard)	$106.84	$106.34	0.5%
Asphalt (per ton)	$41.12	$42.81	(3.9)%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three Months Ended
	March 31,
	2019	2018
Shipments
Aggregates (in thousands):
Heritage:
Tons to external customers	31,732	27,877
Internal tons used in other product lines	2,030	2,143
Total heritage aggregates tons	33,762	30,020
Acquisitions:
Tons to external customers	3,524	—
Internal tons used in other product lines	—	—
Total acquisition aggregates tons	3,524	—

Cement (in thousands):
Tons to external customers	589	527
Internal tons used in ready mixed concrete	296	298
Total cement tons	885	825

Ready Mixed Concrete (in thousands of cubic yards)	1,932	2,009

Asphalt (in thousands):
Tons to external customers	142	116
Internal tons used in paving business	51	76
Total asphalt tons	193	192

Cement shipments and pricing increased 7.3% and 3.8%, respectively, as these operations benefitted from solid underlying demand in Texas, a new Houston-area sales yard and enhanced product line. Extended maintenance outages, including the acceleration of maintenance activities originally planned for later in the year, and higher transportation costs contributed to the 1,270-basis-point reduction in product gross margin to 13.9%.

Ready mixed concrete shipments decreased 3.8%, driven by cold and wet winter weather in Colorado. Overall, ready mixed concrete prices improved 0.5% for the quarter, led by a 3.0% increase in Colorado. Restructuring initiatives implemented in 2018 have improved profitability for the Southwest ready mixed concrete business despite relatively flat shipments. Colorado asphalt shipments declined while pricing improved 3.9%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

Magnesia Specialties Business

Magnesia Specialties reported record first-quarter total products revenue of $69.2 million, an increase of 6.6%, compared with $64.9 million, attributable to continued benefit from strong domestic steel production and increased global demand for magnesia chemical products.  Products gross profit was $26.6 million compared with $25.1 million. Product gross margin was relatively flat at 38.5% as pricing gains and production efficiencies were offset by higher costs for supplies and contract services. Earnings from operations were $22.6 million compared with $21.2 million.

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended March 31, 2018	$110,392
Aggregates products:
Volume	33,022
Pricing	11,935
Operational performance (1)	(397)
Change in aggregates products gross profit	44,560
Cement products and downstream products and services	(11,294)
Magnesia Specialties products	1,544
Corporate	(2,358)
Freight	63
Change in consolidated gross profit	32,515
Consolidated gross profit, quarter ended March 31, 2019	$142,907
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

Aggregates product gross margin increased 550 basis points to 18.0%, reflecting improved operating leverage from increased shipment and production levels. Extended cement maintenance outages, including the acceleration of maintenance activities originally planned for later in the year, and higher rail freight costs contributed to the 1,270-basis-point reduction in product gross margin to 13.9%.

Consolidated Operating Results

Consolidated SG&A was 8.3% of total revenues compared with 8.7% in the prior-year quarter.  Earnings from operations for the quarter were $69.2 million in 2019 compared with $39.1 million in 2018.

Among other items, other operating income (expenses), net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating income (expenses), net, was income of $4.8 million in 2019 and expense of $0.5 million in 2018.  The 2019 amount reflects the reversal of a $4.2 million purchase accounting accrual related to the Texas Industries, Inc. acquisition and higher gains on the sales of assets.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the first quarter, other nonoperating income, net, was $1.6 million and $8.5 million in 2019 and 2018, respectively.  The decrease in 2019 is primarily due to higher interest income in 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

Income Tax Benefit

For the three months ended March 31, 2019, the effective income tax rate includes a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation, contributing to an overall tax benefit of $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31 was $117.9 million in 2019 compared with $105.0 million in 2018.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in Thousands)
Depreciation	$78,069	$69,151
Depletion	5,925	3,141
Amortization	5,217	4,529
	$89,211	$76,821

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2018 net cash provided by operating activities was $705.1 million.

During the three months ended March 31, 2019, the Company paid $130.1 million for capital investments. Full-year capital spending is expected to range from $350 million to $400 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company did not repurchase any shares of common stock during the first three months of 2019.  At March 31, 2019, 14,147,751 shares of common stock were remaining under the Company’s repurchase authorization.

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

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

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

At March 31, 2019, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.71 times and was calculated as follows:

April 1, 2018 to
March 31, 2019
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$502,828
Add back:
Income tax expense	98,197
Interest expense	134,930
Depreciation, depletion and amortization expense	352,336
Stock-based compensation expense	33,044
Acquisition-related expenses, net	46,218
Bluegrass EBITDA - Pre-Acquisition (April 1, 2018 - April 27, 2018)	7,858
Noncash portion of restructuring expenses	16,970

Deduct:
Interest income	(1,853)
Gain on divestiture	(14,785)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,175,743
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at March 31, 2019	$3,185,353
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at March 31, 2019 for the trailing-twelve months EBITDA	2.71 times

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At March 31, 2019, the Company had

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

$667.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility and Trade Receivable Facility expire on December 5, 2023 and September 25, 2019, respectively.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2018.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Company remains confident in its previously announced full-year outlook. The Company’s geographic footprint has attractive underlying market fundamentals, including notable employment gains, population growth and superior state fiscal health – all attributes promoting steady and sustainable construction growth.  Supported by robust underlying demand and third-party forecasts, the Company believes the current construction cycle will continue for the foreseeable future and expand further this year for each of the Company’s three primary construction end-use markets.

Based on current trends and expectations, management has reaffirmed its full-year guidance. Aggregates shipments by end-use market compared with 2018 levels are as follows:

•	Infrastructure shipments to increase in the high-single digits.
•	Nonresidential shipments to increase in the mid- to high-single digits.
•	Residential shipments to increase in the mid-single digits.
•	ChemRock/Rail shipments to be up slightly.

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

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results.  These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, give the investor the Company’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such as “anticipate,” “expect,” “should be,” “believe,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

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

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal, state or local transportation or infrastructure projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa and Maryland; the United States Congress’ inability to reach agreement among themselves or with the current Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a decline in energy-related construction activity  resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline, particularly in Texas; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean and Gulf Coast hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, North Carolina and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products;  a trade dispute with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;  the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate;  violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; continued downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2019

(Continued)

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and other periodic filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2018, by writing to:

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

For the Quarter Ended March 31, 2019

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve did not change interest rates during the quarter ended March 31, 2019. The federal funds rate at March 31, 2019 was 2.4%. The residential construction market accounted for 22% of the Company’s aggregates product line shipments in 2018.

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

Variable-Rate Borrowing Facilities. At March 31, 2019, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. The Company also has $600 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $1.03 billion, which was the collective outstanding balance at March 31, 2019, would increase interest expense by $10.3 million on an annual basis.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2019 coal requirements.  Energy costs for the three months ended March 31, 2019 increased approximately 6% over the prior-year period.  A hypothetical 6% change in the Company’s energy prices for the full year 2019 as compared with 2018, assuming constant volumes, would change full year 2019 energy expense by $17.0 million.

Commodity Risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming total revenues for cement for full-year 2019 of $420 million to $450 million, a hypothetical 10% change in sales price would impact net sales by $42.0 million to $45.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

(Continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting.  Beginning January 1, 2019, the Company implemented Accounting Standard Codification 842, Leases (ASC 842). Although the adoption of the new accounting standard did not materially impact its Consolidated Statement of Earnings and Comprehensive Earnings or Consolidated Statement of Cash Flows for the three months ended March 31, 2019, the Company implemented changes to its internal controls related to the implementation of ASC 842. These changes included a comprehensive lease scoping analysis to identify and evaluate each of its leases and an implementation of a new lease accounting application to calculate values for its right-of-use assets and lease liabilities. There were no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I. Item 3. Legal Proceedings of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	14,147,751
February 1, 2019 - February 28, 2019	—	$—	—	14,147,751
March 1, 2019 - March 31, 2019	—	$—	—	14,147,751

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2019

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated May 1, 2019 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 1, 2019 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 1, 2019 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 1, 2019 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 1, 2019	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer