Form 10-Q
period 2019-06-30
MARTIN MARIETTA MATERIALS INC
filed 2019-07-31
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Former name: None

Former name, former address and former fiscal year, if changes since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.01)	MLM	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2019
Common Stock, $0.01 par value	62,439,522

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$53,595	$44,892
Accounts receivable, net	710,605	523,276
Inventories, net	646,342	663,035
Other current assets	122,579	134,613
Total Current Assets	1,533,121	1,365,816

Property, plant and equipment	8,396,505	8,294,962
Allowances for depreciation, depletion and amortization	(3,263,823)	(3,137,733)
Net property, plant and equipment	5,132,682	5,157,229
Goodwill	2,394,320	2,399,118
Other intangibles, net	493,824	501,282
Operating lease right-of-use assets	487,360	—
Other noncurrent assets	122,350	127,974
Total Assets	$10,163,657	$9,551,419

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$199,181	$210,808
Accrued salaries, benefits and payroll taxes	37,128	51,434
Pension and postretirement benefits	10,493	9,942
Accrued insurance and other taxes	59,383	63,543
Current maturities of long-term debt and short-term facilities	385,043	390,042
Operating lease liabilities	51,011	—
Other current liabilities	79,977	60,981
Total Current Liabilities	822,216	786,750

Long-term debt	2,732,018	2,730,439
Pension, postretirement and postemployment benefits	140,066	134,469
Deferred income taxes, net	699,455	705,564
Noncurrent operating lease liabilities	438,932	—
Other noncurrent liabilities	233,700	244,785
Total Liabilities	5,066,387	4,602,007

Equity:
Common stock, par value $0.01 per share	623	624
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,416,590	3,396,059
Accumulated other comprehensive loss	(137,334)	(143,579)
Retained earnings	1,814,974	1,693,259
Total Shareholders' Equity	5,094,853	4,946,363
Noncontrolling interests	2,417	3,049
Total Equity	5,097,270	4,949,412
Total Liabilities and Equity	$10,163,657	$9,551,419

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)

Products and services revenues	$1,196,135	$1,128,777	$2,074,440	$1,882,082
Freight revenues	83,333	73,626	143,983	122,325
Total Revenues	1,279,468	1,202,403	2,218,423	2,004,407

Cost of revenues - products and services	838,322	812,430	1,572,490	1,454,049
Cost of revenues - freight	84,279	74,056	146,159	124,049
Total Cost of Revenues	922,601	886,486	1,718,649	1,578,098

Gross Profit	356,867	315,917	499,774	426,309

Selling, general & administrative expenses	72,382	71,070	150,674	141,191
Acquisition-related expenses, net	47	12,126	191	12,836
Other operating income, net	(1,444)	(31,232)	(6,194)	(30,752)
Earnings from Operations	285,882	263,953	355,103	303,034

Interest expense	33,297	32,971	66,245	68,059
Other nonoperating expense and (income), net	13,226	(7,122)	11,663	(15,626)
Earnings before income tax expense	239,359	238,104	277,195	250,601
Income tax expense	49,890	52,601	44,899	55,058
Consolidated net earnings	189,469	185,503	232,296	195,543
Less: Net (loss) earnings attributable to noncontrolling interests	(6)	126	(32)	143
Net Earnings Attributable to Martin Marietta Materials, Inc.	$189,475	$185,377	$232,328	$195,400

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$192,465	$186,979	$238,573	$198,621
(Loss) Earnings attributable to noncontrolling interests	(5)	126	(32)	144
	$192,460	$187,105	$238,541	$198,765
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$3.02	$2.94	$3.71	$3.10
Diluted attributable to common shareholders	$3.01	$2.92	$3.69	$3.08

Weighted-Average Common Shares Outstanding:
Basic	62,563	63,021	62,574	62,989
Diluted	62,720	63,285	62,749	63,253

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in Thousands)

Cash Flows from Operating Activities:
Consolidated net earnings	$232,296	$195,543
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	181,986	163,545
Stock-based compensation expense	22,250	17,098
Gain on divestitures and sales of assets	(3,927)	(33,527)
Deferred income taxes	(6,393)	14,986
Other items, net	14,892	(4,757)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(187,076)	(157,603)
Inventories, net	15,744	(7,133)
Accounts payable	36,614	44,266
Other assets and liabilities, net	27,345	5,615
Net Cash Provided by Operating Activities	333,731	238,033

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(207,452)	(188,270)
Acquisitions, net	—	(1,645,698)
Proceeds from divestitures and sales of assets	5,997	58,213
Payment of railcar construction advances	—	(28,306)
Reimbursement of railcar construction advances	—	28,306
Investments in life insurance contracts, net	527	424
Other investing activities, net	(957)	—
Net Cash Used for Investing Activities	(201,885)	(1,775,331)

Cash Flows from Financing Activities:
Borrowings of debt	165,000	665,000
Repayments of debt	(170,028)	(475,025)
Payments of deferred acquisition consideration	—	(1,426)
Payments on finance leases	(1,820)	—
Payments on capital lease	—	(1,725)
Debt issuance costs	—	(3,194)
Distributions to owners of noncontrolling interest	(600)	—
Share repurchases	(50,000)	—
Dividends paid	(60,615)	(55,795)
Proceeds from exercise of stock options	7,094	6,943
Shares withheld for employees' income tax obligations	(12,174)	(10,065)
Net Cash (Used for) Provided by Financing Activities	(123,143)	124,713
Net Increase (Decrease) in Cash and Cash Equivalents	8,703	(1,412,585)
Cash and Cash Equivalents, beginning of period	44,892	1,446,364
Cash and Cash Equivalents, end of period	$53,595	$33,779

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	62,593	$625	$3,406,456	$(140,324)	$1,705,717	$4,972,474	$3,022	$4,975,496
Consolidated net earnings	—	—	—	—	189,475	189,475	(6)	189,469
Other comprehensive earnings, net of tax	—	—	—	2,990	—	2,990	1	2,991
Dividends declared ($0.48 per share)	—	—	—	—	(30,220)	(30,220)	—	(30,220)
Issuances of common stock for stock award plans	72	—	6,482	—	—	6,482	—	6,482
Shares withheld for employees' income tax obligations	—	—	(5,046)	—	—	(5,046)	—	(5,046)
Repurchases of common stock	(232)	(2)	—	—	(49,998)	(50,000)	—	(50,000)
Stock-based compensation expense	—	—	8,698	—	—	8,698	—	8,698
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(600)	(600)
Balance at June 30, 2019	62,433	$623	$3,416,590	$(137,334)	$1,814,974	$5,094,853	$2,417	$5,097,270

Balance at December 31, 2018	62,515	$624	$3,396,059	$(143,579)	$1,693,259	4,946,363	$3,049	4,949,412
Consolidated net earnings	—	—	—	—	232,328	232,328	(32)	232,296
Other comprehensive earnings, net of tax	—	—	—	6,245	—	6,245	—	6,245
Dividends declared ($0.96 per share)	—	—	—	—	(60,615)	(60,615)	—	(60,615)
Issuances of common stock for stock award plans	150	1	10,455	—	—	10,456	—	10,456
Shares withheld for employees' income tax obligations	—	—	(12,174)	—	—	(12,174)	—	(12,174)
Repurchases of common stock	(232)	(2)	—	—	(49,998)	(50,000)	—	(50,000)
Stock-based compensation expense	—	—	22,250	—	—	22,250	—	22,250
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(600)	(600)
Balance at June 30, 2019	62,433	$623	$3,416,590	$(137,334)	$1,814,974	$5,094,853	$2,417	$5,097,270

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	62,948	$628	$3,381,280	$(127,485)	$1,422,207	$4,676,630	$3,200	$4,679,830
Consolidated net earnings	—	—	—	—	185,377	185,377	126	185,503
Other comprehensive earnings, net of tax	—	—	—	1,602	—	1,602	1	1,603
Dividends declared ($0.44 per share)	—	—	—	—	(27,910)	(27,910)	—	(27,910)
Issuances of common stock for stock award plans	64	1	4,095	—	—	4,096	—	4,096
Shares withheld for employees' income tax obligations	—	—	(3,685)	—	—	(3,685)	—	(3,685)
Stock-based compensation expense	—	—	7,338	—	—	7,338	—	7,338
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	8,695	8,695
Balance at June 30, 2018	63,012	$629	$3,389,028	$(125,883)	$1,579,674	$4,843,448	$12,022	$4,855,470

Balance at December 31, 2017	62,873	$628	$3,368,007	$(129,104)	$1,440,069	$4,679,600	$2,877	$4,682,477
Consolidated net earnings	—	—	—	—	195,400	195,400	143	195,543
Other comprehensive earnings, net of tax	—	—	—	3,221	—	3,221	1	3,222
Dividends declared ($0.88 per share)	—	—	—	—	(55,795)	(55,795)	—	(55,795)
Issuances of common stock for stock award plans	139	1	13,988	—	—	13,989	—	13,989
Shares withheld for employees' income tax obligations	—	—	(10,065)	—	—	(10,065)	—	(10,065)
Stock-based compensation expense	—	—	17,098	—	—	17,098	—	17,098
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	9,001	9,001
Balance at June 30, 2018	63,012	$629	$3,389,028	$(125,883)	$1,579,674	$4,843,448	$12,022	$4,855,470

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards in 27 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the required adoption of Accounting Standards Codification 842 – Leases (ASC 842), the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2019 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the second quarter ended June 30, 2019, the Company identified a prior-period error that overstated its earnings from a nonconsolidated equity affiliate. The overstatement was not deemed material to the current period or any previously reported periods and was therefore corrected as an out-of-period expense of $15.7 million during the quarter ended June 30, 2019. The pretax noncash adjustment is recorded in other nonoperating expenses, consistent with the recurring classification of equity earnings from the nonconsolidated affiliate.

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

The lease standard provides a number of practical expedients for transition and policy elections for ongoing accounting. The Company elected the “package of practical expedients”, which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company elected the practical expedients pertaining to the use of hindsight and to land easements. Applying the hindsight practical expedient resulted in longer lease terms for many leases. The standard provides policy election options for recognition exemption for short-term leases and separation of lease and non-lease components. The Company elected the short-term lease recognition exemption and elected not to separate lease and non-lease components for all underlying asset classes, with the exceptions of railcars and fleet vehicle leases.  The Company determines lease and non-lease components based on observable information, including rates provided by the lessor.

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

ROU assets, which represent the Company’s right to use an underlying asset, and lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, are recognized based on the present value of the future lease payments over the lease term at commencement date. The ROU asset also includes any lease payments made at or before commencement date and any initial direct costs incurred and excludes lease incentives. Certain of the Company’s leases contain renewal and/or termination options. The Company recognizes renewal or

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

termination options as part of its ROU assets and lease liabilities when the Company has the unilateral right to renew or terminate and it is reasonably certain these options will be exercised. The Company determines the present value of lease payments based on the implicit rate, which may be explicitly stated in the lease if available or may be the Company’s estimated collateralized incremental borrowing rate based on the term of the lease. For operating leases, lease expense is recognized on a straight-line basis over the lease term.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$189,475	$185,377	$232,328	$195,400
Other comprehensive earnings, net of tax	2,990	1,602	6,245	3,221
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$192,465	$186,979	$238,573	$198,621

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net (loss) earnings attributable to noncontrolling interests	$(6)	$126	$(32)	$143
Other comprehensive earnings, net of tax	1	—	—	1
Comprehensive (loss) earnings attributable to noncontrolling interests	$(5)	$126	$(32)	$144

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2019
Balance at beginning of period	$(138,747)	$(1,577)	$—	$(140,324)
Other comprehensive earnings before reclassifications, net of tax	—	264	—	264
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,726	—	—	2,726
Other comprehensive earnings, net of tax	2,726	264	—	2,990
Balance at end of period	$(136,021)	$(1,313)	$—	$(137,334)

	Three Months Ended June 30, 2018
Balance at beginning of period	$(126,806)	$(609)	$(70)	$(127,485)
Other comprehensive loss before reclassifications, net of tax	—	(476)	—	(476)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,008	—	70	2,078
Other comprehensive earnings (loss), net of tax	2,008	(476)	70	1,602
Balance at end of period	$(124,798)	$(1,085)	$—	$(125,883)

	Six Months Ended June 30, 2019
Balance at beginning of period	$(141,505)	$(2,074)	$—	$(143,579)
Other comprehensive earnings before reclassifications, net of tax	—	761	—	761
Amounts reclassified from accumulated other comprehensive loss, net of tax	5,484	—	—	5,484
Other comprehensive earnings, net of tax	5,484	761	—	6,245
Balance at end of period	$(136,021)	$(1,313)	$—	$(137,334)

	Six Months Ended June 30, 2018
Balance at beginning of period	$(128,802)	$(22)	$(280)	$(129,104)
Other comprehensive loss before reclassifications, net of tax	—	(1,063)	—	(1,063)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,004	—	280	4,284
Other comprehensive earnings (loss), net of tax	4,004	(1,063)	280	3,221
Balance at end of period	$(124,798)	$(1,085)	$—	$(125,883)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended June 30, 2019
Balance at beginning of period	$83,339	$—	$83,339
Tax effect of other comprehensive earnings	(922)	—	(922)
Balance at end of period	$82,417	$—	$82,417

	Three Months Ended June 30, 2018
Balance at beginning of period	$79,280	$41	$79,321
Tax effect of other comprehensive earnings	(661)	(41)	(702)
Balance at end of period	$78,619	$—	$78,619

	Six Months Ended June 30, 2019
Balance at beginning of period	$84,207	$—	$84,207
Tax effect of other comprehensive earnings	(1,790)	—	(1,790)
Balance at end of period	$82,417	$—	$82,417

	Six Months Ended June 30, 2018
Balance at beginning of period	$79,938	$178	$80,116
Tax effect of other comprehensive earnings	(1,319)	(178)	(1,497)
Balance at end of period	$78,619	$—	$78,619

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2019	2018	2019	2018	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$(184)	$(400)	$(396)	$(985)
Actuarial loss	3,832	3,069	7,670	6,308
	3,648	2,669	7,274	5,323	Other nonoperating expense and (income), net
Tax benefit	(922)	(661)	(1,790)	(1,319)	Income tax expense
	$2,726	$2,008	$5,484	$4,004

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$—	$111	$—	$458	Interest expense
Tax benefit	—	(41)	—	(178)	Income tax expense
	$—	$70	$—	$280

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2019 and 2018, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$189,475	$185,377	$232,328	$195,400
Less: Distributed and undistributed earnings attributable to unvested awards	400	317	491	378
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$189,075	$185,060	$231,837	$195,022

Basic weighted-average common shares outstanding	62,563	63,021	62,574	62,989
Effect of dilutive employee and director awards	157	264	175	264
Diluted weighted-average common shares outstanding	62,720	63,285	62,749	63,253

2.	Revenue Recognition

Total revenues include sales of products and services to customers, net of any discounts or allowances, and freight revenues.  Product revenues are recognized when control of the promised good is transferred to the customer, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and recognized using the percentage-of-completion method under the revenue-cost approach. Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistently with the timing of the product revenues.

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

Future revenues from unsatisfied performance obligations at June 30, 2019 and 2018 were $177.9 million and $129.0 million, respectively, where the remaining periods to complete these obligations ranged from one month to 18 months and one month to 13 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

	Three Months Ended
	June 30, 2019
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$382,717	$32,610	$415,327
Southeast Group	132,036	4,988	137,024
West Group	611,003	39,875	650,878
Total Building Materials Business	1,125,756	77,473	1,203,229
Magnesia Specialties	70,379	5,860	76,239
Total	$1,196,135	$83,333	$1,279,468

	Three Months Ended
	June 30, 2018
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$325,578	$25,014	$350,592
Southeast Group	109,082	3,881	112,963
West Group	625,960	39,926	665,886
Total Building Materials Business	1,060,620	68,821	1,129,441
Magnesia Specialties	68,157	4,805	72,962
Total	$1,128,777	$73,626	$1,202,403

Service revenues, which include paving operations located in Colorado, were $71.0 million and $69.6 million for the three months ended June 30, 2019 and 2018, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended
	June 30, 2019
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$613,025	$51,115	$664,140
Southeast Group	247,348	8,914	256,262
West Group	1,074,514	73,194	1,147,708
Total Building Materials Business	1,934,887	133,223	2,068,110
Magnesia Specialties	139,553	10,760	150,313
Total	$2,074,440	$143,983	$2,218,423

	Six Months Ended
	June 30, 2018
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$493,468	$35,905	$529,373
Southeast Group	186,646	6,556	193,202
West Group	1,068,943	70,665	1,139,608
Total Building Materials Business	1,749,057	113,126	1,862,183
Magnesia Specialties	133,025	9,199	142,224
Total	$1,882,082	$122,325	$2,004,407

Service revenues for the six months ended June 30, 2019 and 2018 were $81.0 million and $80.7 million, respectively.

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

(Dollars in Thousands)	June 30, 2019	December 31, 2018
Costs in excess of billings	$9,452	$1,975
Billings in excess of costs	$9,088	$6,743

Revenues recognized from the beginning balance of contract liabilities for the three months ended June 30, 2019 and 2018 were $4.8 million and $4.1 million, respectively, and for the six months ended June 30, 2019 and 2018 were $5.8 million and $6.2 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included on the Company’s consolidated balance sheets, retainage was $6.9 million and $7.5 million at June 30, 2019 and December 31, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Warranties. The Company’s construction contracts generally contain warranty provisions typically for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three and six months ended June 30, 2019 and June 30, 2018.

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
3.	Inventories, Net

	June 30,	December 31,
	2019	2018
	(Dollars in Thousands)
Finished products	$604,654	$615,719
Products in process and raw materials	62,019	66,920
Supplies and expendable parts	140,409	139,566
	807,082	822,205
Less: Allowances	(160,740)	(159,170)
Total	$646,342	$663,035

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	June 30,	December 31,
	2019	2018
	(Dollars in Thousands)
4.25% Senior Notes, due 2024	$396,697	$396,398
7% Debentures, due 2025	124,319	124,272
3.450% Senior Notes, due 2027	297,098	296,939
3.500% Senior Notes, due 2027	495,011	494,765
6.25% Senior Notes, due 2037	228,126	228,094
4.250% Senior Notes, due 2047	591,626	591,541
Floating Rate Senior Notes, due 2019, interest rate of 2.89% and 3.29% at June 30, 2019 and December 31, 2018, respectively	299,633	299,260
Floating Rate Senior Notes, due 2020, interest rate of 3.17% and 3.30% at June 30, 2019 and December 31, 2018, respectively	299,323	298,956
Trade Receivable Facility, interest rate of 3.17% and 3.07% at June 30, 2019 and December 31, 2018, respectively	385,000	390,000
Other notes	228	256
Total debt	3,117,061	3,120,481
Less: Current maturities of long-term debt and short-term facilities	(385,043)	(390,042)
Long-term debt	$2,732,018	$2,730,439

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

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility), which expires on December 5, 2023, with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding of the Revolving Facility at June 30, 2019 and December 31, 2018. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at June 30, 2019.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.3 million of outstanding letters of credit issued under the Revolving Facility at June 30, 2019 and December 31, 2018.

The Floating Senior Rate Notes due 2019 and Floating Rate Senior Notes due 2020 are classified as noncurrent long-term debt on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 as the Company has the intent and ability to refinance the notes on a long-term basis under the Revolving Facility.
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

The carrying values and fair values of the Company’s long-term debt were $3.12 billion and $3.17 billion, respectively, at June 30, 2019 and $3.12 billion and $3.01 billion, respectively, at December 31, 2018. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings approximate their carrying amounts as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the six months ended June 30, 2019, the lower effective income tax rate of 16.2% is primarily attributable to a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Service cost	$7,617	$7,684	$14	$16
Interest cost	9,300	8,252	125	134
Expected return on assets	(11,824)	(12,403)	—	—
Amortization of:
Prior service cost (credit)	1	26	(185)	(426)
Actuarial loss (gain)	3,941	3,117	(109)	(48)
Net periodic benefit cost (credit)	$9,035	$6,676	$(155)	$(324)

	Pension		Postretirement Benefits
	Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Service cost	$15,422	$15,832	$48	$38
Interest cost	18,856	16,613	281	259
Expected return on assets	(23,930)	(23,032)	—	—
Amortization of:
Prior service cost (credit)	3	52	(399)	(1,037)
Actuarial loss (gain)	7,918	6,413	(248)	(105)
Net periodic benefit cost (credit)	$18,269	$15,878	$(318)	$(845)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses. All other components are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

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

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $15.5 million revolving line of credit agreement with BB&T, of which $12.7 million was outstanding as of June 30, 2019 and has a maturity date of March 2020. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of June 30, 2019 and December 31, 2018.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At June 30, 2019, the Company was contingently liable for $35.3 million in letters of credit, of which $2.3 million were issued under the Company’s Revolving Facility.

Employees

The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment.  Of the Magnesia Specialties segment, 100% of its hourly employees are represented by labor unions. The Woodville collective bargaining agreement expires June 2022. The Manistee collective bargaining agreement expires in August 2019. While the Company’s management believes that the existing agreement will be extended or renewed before the expiration, there can be no assurance that a successor agreement will be reached at the Manistee location.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$415,327	$350,592	$664,140	$529,373
Southeast Group	137,024	112,963	256,262	193,202
West Group	650,878	665,886	1,147,708	1,139,608
Total Building Materials Business	1,203,229	1,129,441	2,068,110	1,862,183
Magnesia Specialties	76,239	72,962	150,313	142,224
Total	$1,279,468	$1,202,403	$2,218,423	$2,004,407

Products and services revenues:
Mid-America Group	$382,717	$325,578	$613,025	$493,468
Southeast Group	132,036	109,082	247,348	186,646
West Group	611,003	625,960	1,074,514	1,068,943
Total Building Materials Business	1,125,756	1,060,620	1,934,887	1,749,057
Magnesia Specialties	70,379	68,157	139,553	133,025
Total	$1,196,135	$1,128,777	$2,074,440	$1,882,082

Earnings (Loss) from operations:
Mid-America Group	$141,678	$108,709	$172,633	$114,876
Southeast Group	32,688	32,052	53,822	34,093
West Group	110,223	122,844	130,158	157,796
Total Building Materials Business	284,589	263,605	356,613	306,765
Magnesia Specialties	25,219	21,329	47,862	42,565
Corporate	(23,926)	(20,981)	(49,372)	(46,296)
Total	$285,882	$263,953	$355,103	$303,034

	June 30, 2019	December 31, 2018
Assets employed:	(Dollars in thousands)
Mid-America Group	$2,906,227	$2,788,454
Southeast Group	1,443,402	1,299,469
West Group	5,355,685	4,989,639
Total Building Materials Business	9,705,314	9,077,562
Magnesia Specialties	176,484	156,106
Corporate	281,859	317,751
Total	$10,163,657	$9,551,419

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Revenues and Gross Profit

The Building Materials business includes the aggregates, cement, ready mixed concrete and asphalt and paving product lines. All cement, ready mixed concrete and asphalt and paving product lines reside in the West Group. The following table, which is reconciled to consolidated amounts, provides total revenues and gross profit by product line.  The Company’s two cold mix asphalt plants have been reclassified from the asphalt and paving product line to the aggregates product line. These operations did not represent a material amount of product revenues and gross profit. Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable product lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$757,802	$666,966	$1,302,750	$1,094,139
Cement	112,350	113,148	211,367	202,331
Ready mixed concrete	241,178	277,202	452,335	495,738
Asphalt and paving services	82,198	81,482	94,570	95,692
Less: interproduct revenues	(67,772)	(78,178)	(126,135)	(138,843)
Products and services	1,125,756	1,060,620	1,934,887	1,749,057
Freight	77,473	68,821	133,223	113,126
Total Building Materials Business	1,203,229	1,129,441	2,068,110	1,862,183
Magnesia Specialties:
Products and services	70,379	68,157	139,553	133,025
Freight	5,860	4,805	10,760	9,199
Total Magnesia Specialties	76,239	72,962	150,313	142,224
Total	$1,279,468	$1,202,403	$2,218,423	$2,004,407

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$251,422	$198,705	$349,482	$252,246
Cement	42,229	41,305	56,007	65,038
Ready mixed concrete	19,014	29,952	33,506	45,593
Asphalt and paving services	15,742	18,347	7,415	10,169
Products and services	328,407	288,309	446,410	373,046
Freight	227	598	63	480
Total Building Materials Business	328,634	288,907	446,473	373,526
Magnesia Specialties:
Products and services	29,212	24,870	55,819	49,933
Freight	(1,174)	(1,028)	(2,239)	(2,203)
Total Magnesia Specialties	28,038	23,842	53,580	47,730
Corporate	195	3,168	(279)	5,053
Total	$356,867	$315,917	$499,774	$426,309

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Leases

The Company has leases, primarily for equipment, railcars, fleet vehicles, office space, land and information technology equipment and software.  The Company’s leases have remaining lease terms of one year to 54 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including but not limited to hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Dollars in Thousands)
Operating lease cost	$19,355	$39,336
Finance lease cost:
Amortization of right-of-use assets	636	1,570
Interest on lease liabilities	137	285
Variable lease cost	6,099	10,766
Short-term lease cost	8,142	16,260
Total lease cost	$34,369	$68,217

The balance sheet classifications of operating and finance leases are as follows:

June 30, 2019
(Dollars in Thousands)
Operating Leases:
Operating lease right-of-use assets	$487,360

Current operating lease liabilities	$51,011
Noncurrent operating lease liabilities	438,932
Total operating lease liabilities	$489,943

Finance Leases:
Property, plant and equipment	$10,829
Accumulated depreciation	(1,570)
Property, plant and equipment, net	$9,259

Other current liabilities	$3,268
Other noncurrent liabilities	7,095
Total finance lease liabilities	$10,363

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated incremental borrowing rate range used was 3.5% to 5.5%. Weighted-average remaining lease terms and discount rates are as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	14.9
Finance leases	8.4

Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.1%

Future lease payments under leases as of June 30, 2019 are as follows:

	Operating	Finance
	Leases	Leases
	(Dollars in Thousands)
2019	$35,493	$1,906
2020	65,623	3,196
2021	53,662	1,951
2022	49,131	1,094
2023	46,313	779
Thereafter	432,382	4,177
Total lease payments	682,604	13,103
Less: imputed interest	(192,661)	(2,740)
Present value of lease payments	489,943	10,363
Less: current lease obligations	(51,011)	(3,268)
Total long-term lease obligations	$438,932	$7,095

Other lease information is as follows:

June 30, 2019
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$38,532
Operating cash flows used for finance leases	$285
Financing cash flows used for finance leases	$1,820

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Dollars in Thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,803	$524,689
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$217

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Capital Leases	Operating Leases	Royalty Commitments
	(Dollars in Thousands)
2019	$3,718	$105,955	$14,614
2020	2,695	70,478	11,364
2021	1,735	60,382	10,335
2022	1,004	57,531	9,545
2023	713	56,511	8,109
Thereafter	3,893	318,147	65,981
Total	13,758	$669,004	$119,948
Less: imputed interest	(2,879)
Present value of minimum lease payments	10,879
Less: current capital lease obligations	(3,249)
Long-term capital lease obligations	$7,630

12.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	June 30,
	2019	2018
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$18,745	$20,771
Acquisition of assets through swap	$1,114	$—
Receivable issued in connection with sale of property, plant and equipment	$252	$—
Acquisition of assets through capital lease	$—	$449

Supplemental disclosures of cash flow information are as follows:

	June 30,
	2019	2018
	(Dollars in Thousands)
Cash paid for interest	$65,923	$67,399
Cash paid for (refund of) income taxes	$8,009	$(2,244)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Bluegrass Acquisition

In April 2018, the Company acquired Bluegrass, the largest privately-held, pure-play aggregates company in the United States for $1.62 billion. These operations complement the Company’s existing southeastern footprint in its Mid-America and Southeast Groups and provide new growth platforms within Maryland and Kentucky.

The Company determined fair values of the assets acquired and liabilities assumed and the measurement period is closed as of April 2019. The following is a summary of the estimated fair values of the assets acquired and the liabilities assumed (dollars in thousands):

Assets:
Cash	$1,159
Receivables	25,479
Inventory	46,635
Other current assets	1,029
Property, plant and equipment	1,519,289
Intangible assets, other than goodwill	20,150
Goodwill	242,981
Total assets	1,856,722

Liabilities:
Accounts payable and accrued expenses	17,914
Deferred income tax liabilities, net	212,450
Noncontrolling interest	9,001
Total liabilities	239,365

Total consideration	$1,617,357

Total revenues and earnings from operations attributable to Bluegrass, included in the consolidated earnings statements, for three months ended June 30, 2019 were $70,169,000 and $23,628,000, respectively, and for the six months ended June 30, 2019 were $116,633,000 and $28,307,000, respectively. Total revenues and earnings from operations attributable to Bluegrass in 2018 for the three and six months ended June 30, 2018 were $46,111,000 and $6,611,000, respectively.

The unaudited pro forma financial information summarizes the combined results of operations for the Company and Bluegrass as though the companies were combined as of January 1, 2017. The pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that result from the combination. Consistent with the assumed acquisition date of January 1, 2017, expenses related to the acquisition are considered to have been incurred for the year ended December 31, 2017. The pro forma financial information does not purport to project the future financial position or operating results of the combined company. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2017.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following presents pro forma results for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(Dollars in Thousands, except per share data)
Total revenues	$1,218,904	$2,059,816
Net earnings attributable to Martin Marietta	$207,886	$216,756
Diluted EPS	$3.28	$3.43

14.	Other Operating Income, Net

Other operating income, net, for the quarter ended June 30, 2018 reflects a net gain on legal settlements of $7.7 million and a gain on the sale of surplus land of $16.9 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards in 27 states, Canada, the Bahamas and the Caribbean Islands.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

The Company also has a Magnesia Specialties business that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industry.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2019.

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

Earnings before interest, income taxes, depreciation and amortization, the noncash earnings/loss from nonconsolidated equity affiliates, acquisition-related expenses, net, and the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (Adjusted EBITDA) is a financial indicator of a company’s ability to service and/or incur indebtedness.  Adjusted EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018 (1)	2019	2018 (1)
	(Dollars in thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$189,475	$185,377	$232,328	$195,400
Add back:
Interest expense	33,199	32,971	66,045	68,059
Income tax expense for controlling interests	49,878	52,581	44,876	55,018
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	105,915	82,874	193,449	155,883
Bluegrass acquisition-related expenses, net	—	12,126	—	12,836
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	—	10,167	—	10,167
Consolidated Adjusted EBITDA	$378,467	$376,096	$536,698	$497,363
(1)	The Company modified its calculation of Adjusted EBITDA in 2019. 2018 amounts have been calculated consistently with the 2019 presentation.

Significant items for the quarter ended June 30, 2019 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1.28 billion compared with $1.20 billion, an increase of 6%
♦	Building Materials business products and services revenues of $1.13 billion compared with $1.06 billion and Magnesia Specialties products revenue of $70.4 million compared with $68.2 million
♦	Consolidated gross profit of $356.9 million compared with $315.9 million, an increase of 13%
♦	Consolidated earnings from operations of $285.9 million compared with $264.0 million
♦	Net earnings attributable to Martin Marietta of $189.5 million compared with $185.4 million
♦	Consolidated Adjusted EBITDA of $378.5 million compared with $376.1 million
♦	Earnings per diluted share of $3.01 compared with $2.92

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended June 30, 2019 and 2018. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. The Company’s two cold mix asphalt plants have been reclassified from the asphalt and paving product line to the aggregates product line as they display characteristics more similar to aggregates than asphalt products. These operations did not represent a material amount of product revenues or gross profit. Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable product lines.

	Three Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$382,717	100.0	$325,578	100.0
Southeast Group
Aggregates	132,036	100.0	109,082	100.0
West Group
Aggregates	243,049	100.0	232,306	100.0
Cement	112,350	100.0	113,148	100.0
Ready mixed concrete	241,178	100.0	277,202	100.0
Asphalt and paving	82,198	100.0	81,482	100.0
Less: Interproduct revenues	(67,772)		(78,178)
West Group Total	611,003	100.0	625,960	100.0
Products and services	1,125,756	100.0	1,060,620	100.0
Freight	77,473		68,821
Total Building Materials Business	1,203,229	100.0	1,129,441	100.0
Magnesia Specialties Business:
Products	70,379	100.0	68,157	100.0
Freight	5,860		4,805
Total Magnesia Specialties Business	76,239	100.0	72,962	100.0
Total	$1,279,468	100.0	$1,202,403	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

	Three Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$155,474	40.6	$120,821	37.1
Southeast Group
Aggregates	38,023	28.8	20,070	18.4
West Group
Aggregates	57,925	23.8	57,814	24.9
Cement	42,229	37.6	41,305	36.5
Ready mixed concrete	19,014	7.9	29,952	10.8
Asphalt and paving	15,742	19.2	18,347	22.5
West Group Total	134,910	22.1	147,418	23.6
Products and services	328,407	29.2	288,309	27.2
Freight	227		598
Total Building Materials Business	328,634	27.3	288,907	25.6
Magnesia Specialties Business:
Products	29,212	41.5	24,870	36.5
Freight	(1,174)		(1,028)
Total Magnesia Specialties Business	28,038	36.8	23,842	32.7
Corporate	195		3,168
Total	$356,867	27.9	$315,917	26.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

	Three Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$15,542		$14,016
Southeast Group	5,376		4,833
West Group	27,717		27,161
Total Building Materials Business	48,635		46,010
Magnesia Specialties	2,796		2,505
Corporate	20,951		22,555
Total	$72,382	5.7	$71,070	5.9

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$141,678		$108,709
Southeast Group	32,688		32,052
West Group	110,223		122,844
Total Building Materials Business	284,589		263,605
Magnesia Specialties	25,219		21,329
Corporate	(23,926)		(20,981)
Total	$285,882	22.3	$263,953	22.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	June 30, 2019
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	15.9%	1.6%
Southeast Group	12.7%	7.3%
West Group	1.1%	3.4%
Total Aggregates Operations(2)	9.9%	3.4%

	Three Months Ended
	June 30,
	2019	2018
	(Tons in Thousands)
Shipments
Mid-America Group	27,624	23,843
Southeast Group	7,228	6,411
West Group	18,301	18,106
Total Aggregates Operations(2)	53,153	48,360

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Second-quarter aggregates volume and pricing improved 9.9% and 3.4%, respectively. On a same-store basis, second-quarter 2019 aggregates volume and pricing improved 6.1% and 4.1%, respectively.  The Company may exclude the operating results of recently acquired businesses that do not have comparable results in the periods being discussed; therefore, the Company may present results on a same-store concept. This approach allows management and investors to evaluate the performance of the Company’s operations on a comparable basis without the effects of acquisition activity. The Company’s same-store information may not be comparable with similar measures used by other companies.  Shipments for the Mid-America Group operations increased 15.9% supported by infrastructure and commercial projects. Additionally, the Midwest Division benefited from shipments related to emergency flood repairs. Pricing improved 1.6%. Shipments for the Southeast Group operations increased 12.7% reflecting the strength of the North Georgia and Florida markets. Pricing improved 7.3% driven by solid gains in North Georgia and a higher percentage of long-haul shipments.  West Group shipments increased 1.1% despite unfavorable weather that contributed to project delays. West Group pricing increased 3.4%.

Aggregates shipments to the infrastructure market increased 2% as contractors continued to advance transportation-related projects. Following more than a decade of underinvestment, management believes infrastructure demand is poised for meaningful growth. Funding provided by the Fixing America’s Surface Transportation Act (FAST Act), combined with numerous state and local transportation initiatives, has recently accelerated lettings and contract awards in key states, including Texas, Colorado, Iowa and Maryland. For the quarter, the infrastructure market represented 37% of aggregates shipments, which is below the Company’s most recent ten-year average of 46%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

Aggregates shipments to the nonresidential market increased 25%, driven by gains in commercial and heavy industrial construction activity. The Company continued to benefit from robust distribution center, warehouse, data center and wind turbine projects in key geographies, including Texas, the Carolinas, Georgia and Iowa, as well as the early phases of several large energy-sector projects along the Gulf Coast. The nonresidential market represented 37% of second-quarter aggregates shipments.

Aggregates shipments to the residential market increased modestly, as ongoing homebuilding activity in the Carolinas, Georgia and Florida was offset by weather-related delays in Texas. The residential construction outlook across the Company’s geographic footprint remains positive for both single- and multi-family housing, driven by favorable demographics, job growth, land availability, low interest rates and efficient permitting. On a national level, housing starts remain below the 50-year annual average of 1.5 million despite notable population gains. The residential market accounted for 21% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter aggregates shipments.  Volumes to this end use increased 11%, driven by improved ballast shipments to the western Class I railroads for emergency flood repairs.

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	June 30,
	2019	2018	% Change
Aggregates (per ton)	$14.18	$13.72	3.4%
Cement (per ton)	$114.17	$109.11	4.6%
Ready Mixed Concrete (per cubic yard)	$109.36	$106.65	2.5%
Asphalt (per ton)	$47.22	$44.89	5.2%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three Months Ended
	June 30,
	2019	2018
Shipments
Aggregates (in thousands):
Tons to external customers	50,491	45,231
Internal tons used in other product lines	2,662	3,129
Total aggregates tons	53,153	48,360

Cement (in thousands):
Tons to external customers	689	653
Internal tons used in ready mixed concrete	289	375
Total cement tons	978	1,028

Ready Mixed Concrete (in thousands of cubic yards)	2,162	2,559

Asphalt (in thousands):
Tons to external customers	218	252
Internal tons used in paving business	596	635
Total asphalt tons	814	887

Cement pricing increased 4.6% while shipments declined 4.9% due to extreme precipitation, most notably in Dallas/Fort Worth. Downstream shipments were negatively impacted by late winter weather in Colorado and wet conditions in Texas.

Ready mixed concrete shipments decreased 15.5%, driven by unfavorable weather conditions in Texas and Colorado. Ready mixed concrete selling prices improved 2.5%.  Colorado asphalt shipments declined 8.2% while pricing improved 5.2%.

Magnesia Specialties Business

Magnesia Specialties product revenues increased 3.3% to a record $70.4 million, compared with $68.2 million, as the business continued to benefit from solid global demand for magnesia chemical products.  Products gross profit was $29.2 million compared with $24.9 million. Product gross margin improved 500 basis points to 41.5% driven by favorable product mix, production efficiencies and lower energy costs. Earnings from operations were $25.2 million compared with $21.3 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, quarter ended June 30, 2018	$315,917
Aggregates products:
Volume	32,941
Pricing	24,450
Operational performance (1)	(4,674)
Change in aggregates products gross profit	52,717
Cement products and downstream products and services	(12,619)
Magnesia Specialties products	4,342
Corporate	(2,973)
Freight	(517)
Change in consolidated gross profit	40,950
Consolidated gross profit, quarter ended June 30, 2019	$356,867
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

Aggregates product gross margin increased 340 basis points to 33.2%, reflecting improved operating leverage from increased shipment and production levels and the absence of the $10.2 million impact of selling acquired inventory after its markup to fair value as part of acquisition accounting incurred in 2018.  Second-quarter production efficiencies and lower maintenance costs contributed to the 110-basis-point expansion in cement product gross margin to 37.6%. The decline in ready mixed concrete and asphalt shipments slightly offset by pricing gains hindered gross profit for the downstream operations.

Consolidated Operating Results

Consolidated SG&A was 5.7% of total revenues compared with 5.9% in the prior-year quarter.  Earnings from operations for the quarter were $285.9 million in 2019 compared with $264.0 million in 2018.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income, net, was $1.4 million and $31.2 million in 2019 and 2018, respectively.  The 2018 amount reflects nonrecurring gains on the sale of surplus land of $16.9 million and a net gain on litigation and related settlements of $7.7 million.

Other nonoperating income and expenses, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the second quarter, other nonoperating income, net, was expense of $13.2 million in 2019 and income of $7.1 million in 2018.  The expense in 2019 is primarily due to a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

Significant items for the six months ended June 30, 2019 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $2.22 billion compared with $2.00 billion, an increase of 11%
♦	Building Materials business products and services revenues of $1.93 billion compared with $1.75 billion and Magnesia Specialties products revenue of $139.6 million compared with $133.0 million
♦	Consolidated gross profit of $499.8 million compared with $426.3 million, an increase of 17%
♦	Consolidated earnings from operations of $355.1 million compared with $303.0 million, an increase of 17%
♦	Net earnings attributable to Martin Marietta of $232.3 million compared with $195.4 million
♦	Consolidated Adjusted EBITDA of $536.7 million compared with $497.4 million
♦	Earnings per diluted share of $3.69 compared with $3.08

The following tables present total revenues, gross profit (loss), SG&A expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the six months ended June 30, 2019 and 2018. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. The Company’s cold mix asphalt plants have been reclassified to the aggregates product line as they display characteristics more similar to aggregates than asphalt products. These operations were not material to product revenues or gross profit. Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable product lines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

	Six Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$613,025	100.0	$493,468	100.0
Southeast Group
Aggregates	247,348	100.0	186,646	100.0
West Group
Aggregates	442,377	100.0	414,025	100.0
Cement	211,367	100.0	202,331	100.0
Ready mixed concrete	452,335	100.0	495,738	100.0
Asphalt and paving	94,570	100.0	95,692	100.0
Less: Interproduct revenues	(126,135)		(138,843)
West Group Total	1,074,514	100.0	1,068,943	100.0
Products and services	1,934,887	100.0	1,749,057	100.0
Freight	133,223		113,126
Total Building Materials Business	2,068,110	100.0	1,862,183	100.0
Magnesia Specialties:
Products	139,553	100.0	133,025	100.0
Freight	10,760		9,199
Total Magnesia Specialties Business	150,313	100.0	142,224	100.0
Total	$2,218,423	100.0	$2,004,407	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

	Six Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$200,728	32.7	$139,200	28.2
Southeast Group
Aggregates	64,585	26.1	26,643	14.3
West Group
Aggregates	84,169	19.0	86,403	20.9
Cement	56,007	26.5	65,038	32.1
Ready mixed concrete	33,506	7.4	45,593	9.2
Asphalt and paving	7,415	7.8	10,169	10.6
West Group Total	181,097	16.9	207,203	19.4
Products and services	446,410	23.1	373,046	21.3
Freight	63		480
Total Building Materials Business	446,473	21.6	373,526	20.1
Magnesia Specialties:
Products	55,819	40.0	49,933	37.5
Freight	(2,239)		(2,203)
Total Magnesia Specialties Business	53,580	35.6	47,730	33.6
Corporate	(279)		5,053
Total	$499,774	22.5	$426,309	21.3

Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$31,135		$27,146
Southeast Group	10,753		9,249
West Group	56,995		53,293
Total Building Materials Business	98,883		89,688
Magnesia Specialties	5,662		5,107
Corporate	46,129		46,396
Total	$150,674	6.8	$141,191	7.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

	Six Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$172,633		$114,876
Southeast Group	53,822		34,093
West Group	130,158		157,796
Total Building Materials Business	356,613		306,765
Magnesia Specialties	47,862		42,565
Corporate	(49,372)		(46,296)
Total	$355,103	16.0	$303,034	15.1

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Six Months Ended
	June 30, 2019
	Volume	Pricing
Volume/Pricing Variance (1)
Mid-America Group	23.2%	0.6%
Southeast Group	25.8%	5.2%
West Group	3.5%	3.2%
Total Aggregates Operations(2)	15.4%	3.0%

	Six Months Ended
	June 30,
	2019	2018
	(Tons in Thousands)
Shipments
Mid-America Group	43,491	35,315
Southeast Group	13,610	10,816
West Group	33,432	32,303
Total Aggregates Operations(2)	90,533	78,434

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

The average selling price by product line for the Building Materials business is as follows:

	Six Months Ended
	June 30,
	2019	2018	% Change
Aggregates (per ton)	$14.28	$13.86	3.0%
Cement (per ton)	$112.63	$108.10	4.2%
Ready Mixed Concrete (per cubic yard)	$108.17	$106.51	1.6%
Asphalt (per ton)	$47.08	$44.80	5.1%

The following table presents shipments data for the Building Materials business by product line.

	Six Months Ended
	June 30,
	2019	2018
Shipments
Aggregates (in thousands):
Tons to external customers	85,841	73,162
Internal tons used in other product lines	4,692	5,272
Total aggregates tons	90,533	78,434

Cement (in thousands):
Tons to external customers	1,278	1,180
Internal tons used in ready mixed concrete	585	673
Total cement tons	1,863	1,853

Ready Mixed Concrete (in thousands of cubic yards)	4,094	4,567

Asphalt (in thousands):
Tons to external customers	265	313
Internal tons used in paving business	647	711
Total asphalt tons	912	1,024

Magnesia Specialties Business

For the six months ended June 30, 2019, Magnesia Specialties reported product revenues of $139.6 million, an increase of 4.9%, compared with $133.0 million.  Products gross profit was $55.8 million compared with $49.9 million. Product gross margin improved 250 basis points to 40.0%. Earnings from operations were $47.9 million compared with $42.6 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

Gross Profit

The following presents a rollforward of consolidated gross profit (dollars in thousands):

Consolidated gross profit, six months ended June 30, 2018	$426,309
Aggregates products:
Volume	78,523
Pricing	38,024
Operational performance (1)	(19,311)
Change in aggregates products gross profit	97,236
Cement products and downstream products and services	(23,872)
Magnesia Specialties products	5,886
Corporate	(5,332)
Freight	(453)
Change in consolidated gross profit	73,465
Consolidated gross profit, six months ended June 30, 2019	$499,774

(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

For the six months ended June 30, 2019 aggregates product gross margin increased 370 basis points to 26.8%, reflecting improved operating leverage from increased shipment and production levels and the absence of the$10.2 million impact of selling acquired inventory after its markup to fair value as part of acquisition accounting incurred in 2018.  Shipment declines and higher maintenance costs for the six months ended June 30, 2019 attributed to a cement product gross margin decline to 26.5%.

Consolidated Operating Results

For the six months ended June 30, consolidated SG&A was 6.8% of total revenues in 2019 compared with 7.0% in 2018.  Earnings from operations for the six months ended June 30 were $355.1 million in 2019 compared with $303.0 million in 2018.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the six months ended June 30, consolidated other operating income and expenses, net, was income of $6.2 million and $30.8 million in 2019 and 2018, respectively.  The 2019 amount reflects the reversal of a $4.2 million purchase accounting accrual related to the Texas Industries, Inc. acquisition and higher gains on the sales of assets. The 2018 amount reflects nonrecurring gains on the sale of surplus land of $16.9 million and net gain on litigation and related settlements of $7.7 million.

Other nonoperating income and expenses, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the six months ended June 30, other nonoperating income and expenses, net, was an expense of $11.7 million in 2019 and income of $15.6 million in 2018.  The expense in 2019 includes a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

Income Tax Benefit

For the six months ended June 30, 2019, the effective income tax rate includes a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30 was $333.7 million in 2019 compared with $238.0 million in 2018.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in Thousands)
Depreciation	$155,686	$143,218
Depletion	16,006	11,124
Amortization	10,294	9,203
Total	$181,986	$163,545

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2018 net cash provided by operating activities was $705.1 million.

During the six months ended June 30, 2019, the Company paid $207.5 million for capital investments. Full-year capital spending is expected to range from $350 million to $400 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 232,411 shares of common stock during second quarter 2019, at an aggregate cost of $50.0 million.  At June 30, 2019, 13,915,340 shares of common stock were remaining under the Company’s repurchase authorization.  Future share repurchases are at the discretion of management.

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

The Ratio is calculated as debt, including debt for which the Company is a co-borrower, divided by consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months.  Consolidated EBITDA is generally defined as earnings before interest expense, income tax expense, and depreciation and amortization expense. Additionally,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

stock-based compensation expense is added back and interest income is deducted in the calculation of consolidated EBITDA.  During periods that include an acquisition, pre-acquisition adjusted EBITDA of the acquired company is added to consolidated EBITDA as if the acquisition occurred on the first day of the calculation period.  Certain other nonrecurring items, if they occur, can affect the calculation of consolidated EBITDA.

At June 30, 2019, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.68 times and was calculated as follows:

July 1, 2018 to
June 30, 2019
(Dollars in thousands)
Earnings from continuing operations attributable to Martin Marietta	$506,926
Add back:
Income tax expense	95,494
Interest expense	135,255
Depreciation, depletion and amortization expense	371,191
Stock-based compensation expense	34,405
Acquisition-related expenses, net	9,082
Noncash portion of restructuring expenses	16,970

Deduct:
Interest income	(480)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,168,843
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at June 30, 2019	$3,129,756
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at June 30, 2019 for the trailing-twelve months EBITDA	2.68 times

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At June 30, 2019, the Company had $712.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility and Trade Receivable Facility expire on December 5, 2023 and September 25, 2019, respectively. The Company has $300 million of floating rate senior notes due in

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

(Continued)

December 2019 and $300 million of floating rate senior notes due in May 2020. Both notes are classified as long-term on the Company’s June 30, 2019 balance sheet as the Company has the intent and ability to refinance the notes on a long-term basis under the Revolving Facility.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2018.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

The Company’s geographic footprint has attractive underlying market fundamentals, including notable employment gains, population growth and superior state fiscal health – all attributes promoting steady and sustainable construction growth.  Supported by robust underlying demand and third-party forecasts, the Company is raising its full-year guidance based on its belief that the current construction cycle will continue for the foreseeable future and expand further this year for each of the Company’s three primary construction end-use markets.

Based on current trends and expectations, management’s guidance on aggregates shipments by end-use market compared with 2018 levels are as follows:

•	Infrastructure shipments to increase in the high-single digits.
•	Nonresidential shipments to experience a double-digit increase.
•	Residential shipments to increase in the mid-single digits.
•	ChemRock/Rail shipments to be up slightly.

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

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

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

For the Quarter June 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2019

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

For the Quarter Ended June 30, 2019

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve did not change interest rates during the quarter ended June 30, 2019. The federal funds rate at June 30, 2019 was 2.4%. The residential construction market accounted for 22% of the Company’s aggregates product line shipments in 2018.

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

Variable-Rate Borrowing Facilities. At June 30, 2019, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. The Company also has $600 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $985 million, which was the collective outstanding balance at June 30, 2019, would increase interest expense by $9.9 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2019 coal requirements.  Energy costs for the six months ended June 30, 2019 increased approximately 0.6% over the prior-year period.  A hypothetical 0.6% change in the Company’s energy prices for the full year 2019 as compared with 2018, assuming constant volumes, would change full year 2019 energy expense by $1.7 million.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

(Continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note O to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018. See also Note 8 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	14,147,751
May 1, 2019 - May 31, 2019	228,084	$215	228,084	13,919,667
June 1, 2019 - June 30, 2019	4,327	$214	4,327	13,915,340

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2019

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01	Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin

31.01	Certification dated July 31, 2019 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 31, 2019 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 31, 2019 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 31, 2019 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 31, 2019	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer