Form 10-Q
period 2019-09-30
MARTIN MARIETTA MATERIALS INC
filed 2019-10-30
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Former name, former address and former fiscal year, if changes since last report: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2019
Common Stock, $0.01 par value	62,500,533

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Dollars in Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$49,087	$44,892
Accounts receivable, net	763,878	523,276
Inventories, net	649,716	663,035
Other current assets	115,717	134,613
Total Current Assets	1,578,398	1,365,816

Property, plant and equipment	8,476,830	8,294,963
Allowances for depreciation, depletion and amortization	(3,344,683)	(3,137,734)
Net property, plant and equipment	5,132,147	5,157,229
Goodwill	2,396,955	2,399,118
Other intangibles, net	491,623	501,282
Operating lease right-of-use assets	484,853	—
Other noncurrent assets	139,509	127,974
Total Assets	$10,223,485	$9,551,419

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$238,559	$210,808
Accrued salaries, benefits and payroll taxes	56,837	51,434
Pension and postretirement benefits	9,064	9,942
Accrued insurance and other taxes	67,127	63,543
Current maturities of long-term debt and short-term facilities	190,044	390,042
Operating lease liabilities	51,751	—
Other current liabilities	75,600	60,981
Total Current Liabilities	688,982	786,750

Long-term debt	2,732,815	2,730,439
Pension, postretirement and postemployment benefits	100,076	134,469
Deferred income taxes, net	725,096	705,564
Noncurrent operating lease liabilities	436,698	—
Other noncurrent liabilities	235,380	244,785
Total Liabilities	4,919,047	4,602,007

Equity:
Common stock, par value $0.01 per share	624	624
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,414,466	3,396,059
Accumulated other comprehensive loss	(134,765)	(143,579)
Retained earnings	2,021,647	1,693,259
Total Shareholders' Equity	5,301,972	4,946,363
Noncontrolling interests	2,466	3,049
Total Equity	5,304,438	4,949,412
Total Liabilities and Equity	$10,223,485	$9,551,419

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
Products and services revenues	$1,323,160	$1,142,218	$3,397,599	$3,024,300
Freight revenues	97,086	77,422	241,069	199,747
Total Revenues	1,420,246	1,219,640	3,638,668	3,224,047

Cost of revenues - products and services	901,844	828,110	2,474,333	2,282,159
Cost of revenues - freight	97,757	78,546	243,917	202,595
Total Cost of Revenues	999,601	906,656	2,718,250	2,484,754

Gross Profit	420,645	312,984	920,418	739,293

Selling, general & administrative expenses	78,281	68,441	228,955	209,632
Acquisition-related expenses, net	—	89	190	12,925
Other operating (income) and expense, net	(2,899)	3,792	(9,092)	(26,960)
Earnings from Operations	345,263	240,662	700,365	543,696

Interest expense	32,436	35,468	98,680	103,526
Other nonoperating (income) and expense, net	(1,973)	(4,248)	9,690	(19,873)
Earnings before income tax expense	314,800	209,442	591,995	460,043
Income tax expense	66,178	29,089	111,077	84,147
Consolidated net earnings	248,622	180,353	480,918	375,896
Less: Net earnings attributable to noncontrolling interests	49	132	17	275
Net Earnings Attributable to Martin Marietta Materials, Inc.	$248,573	$180,221	$480,901	$375,621

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$251,142	$184,613	$489,715	$383,234
Earnings attributable to noncontrolling interests	49	132	17	276
	$251,191	$184,745	$489,732	$383,510
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$3.97	$2.86	$7.67	$5.95
Diluted attributable to common shareholders	$3.96	$2.85	$7.65	$5.93

Weighted-Average Common Shares Outstanding:
Basic	62,510	62,932	62,552	62,970
Diluted	62,679	63,167	62,725	63,224

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Consolidated net earnings	$480,918	$375,896
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	276,974	253,200
Stock-based compensation expense	28,414	23,084
Gain on divestitures and sales of assets	(4,950)	(35,167)
Deferred income taxes	18,352	68,833
Other items, net	11,422	(2,107)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(240,602)	(132,176)
Inventories, net	13,573	(8,015)
Accounts payable	65,897	42,995
Other assets and liabilities, net	(200)	(145,005)
Net Cash Provided by Operating Activities	649,798	441,538

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(282,998)	(262,155)
Acquisitions, net	—	(1,640,698)
Proceeds from divestitures and sales of assets	6,981	63,460
Payment of railcar construction advances	—	(56,033)
Reimbursement of railcar construction advances	—	56,033
Investments in life insurance contracts, net	559	771
Other investing activities, net	(1,214)	—
Net Cash Used for Investing Activities	(276,672)	(1,838,622)

Cash Flows from Financing Activities:
Borrowings of debt	245,000	875,000
Repayments of debt	(445,042)	(695,039)
Payments of deferred acquisition consideration	—	(6,707)
Payments on financing leases	(2,651)	—
Payments on capital leases	—	(2,589)
Debt issuance costs	—	(3,194)
Distributions to owners of noncontrolling interest	(600)	—
Repurchases of common stock	(57,288)	(60,377)
Dividends paid	(95,227)	(86,190)
Proceeds from exercise of stock options	12,295	6,993
Shares withheld for employees' income tax obligations	(25,418)	(10,416)
Purchase of remaining interest in existing joint venture	—	(12,800)
Net Cash (Used for) Provided by Financing Activities	(368,931)	4,681
Net Increase (Decrease) in Cash and Cash Equivalents	4,195	(1,392,403)
Cash and Cash Equivalents, beginning of period	44,892	1,446,364
Cash and Cash Equivalents, end of period	$49,087	$53,961

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Thousands, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	62,433	$623	$3,416,590	$(137,334)	$1,814,974	$5,094,853	$2,417	$5,097,270
Consolidated net earnings	—	—	—	—	248,573	248,573	49	248,622
Other comprehensive earnings, net of tax	—	—	—	2,569	—	2,569	—	2,569
Dividends declared ($0.55 per share)	—	—	—	—	(34,612)	(34,612)	—	(34,612)
Issuances of common stock for stock award plans	96	1	4,956	—	—	4,957	—	4,957
Shares withheld for employees' income tax obligations	—	—	(13,244)	—	—	(13,244)	—	(13,244)
Repurchases of common stock	(29)	—	—	—	(7,288)	(7,288)	—	(7,288)
Stock-based compensation expense	—	—	6,164	—	—	6,164	—	6,164
Balance at September 30, 2019	62,500	$624	$3,414,466	$(134,765)	$2,021,647	$5,301,972	$2,466	$5,304,438

Balance at December 31, 2018	62,515	$624	$3,396,059	$(143,579)	$1,693,259	$4,946,363	$3,049	4,949,412
Consolidated net earnings	—	—	—	—	480,901	480,901	17	480,918
Other comprehensive earnings, net of tax	—	—	—	8,814	—	8,814	—	8,814
Dividends declared ($1.51 per share)	—	—	—	—	(95,227)	(95,227)	—	(95,227)
Issuances of common stock for stock award plans	246	2	15,411	—	—	15,413	—	15,413
Shares withheld for employees' income tax obligations	—	—	(25,418)	—	—	(25,418)	—	(25,418)
Repurchases of common stock	(261)	(2)	—	—	(57,286)	(57,288)	—	(57,288)
Stock-based compensation expense	—	—	28,414	—	—	28,414	—	28,414
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(600)	(600)
Balance at September 30, 2019	62,500	$624	$3,414,466	$(134,765)	$2,021,647	$5,301,972	$2,466	$5,304,438

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Thousands, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	63,012	$629	$3,389,028	$(125,883)	$1,579,674	$4,843,448	$12,022	$4,855,470
Consolidated net earnings	—	—	—	—	180,221	180,221	132	180,353
Other comprehensive earnings, net of tax	—	—	—	4,392	—	4,392	—	4,392
Dividends declared ($0.48 per share)	—	—	—	—	(30,394)	(30,394)	—	(30,394)
Issuances of common stock for stock award plans	5	—	49	—	—	49	—	49
Shares withheld for employees' income tax obligations	—	—	(350)	—	—	(350)	—	(350)
Repurchases of common stock	(305)	(3)	—	—	(60,375)	(60,378)	—	(60,378)
Stock-based compensation expense	—	—	5,986	—	—	5,986	—	5,986
Purchase of remaining interest in existing joint venture	—	—	(3,580)	—	—	(3,580)	(9,220)	(12,800)
Balance at September 30, 2018	62,712	$626	$3,391,133	$(121,491)	$1,669,126	$4,939,394	$2,934	$4,942,328

Balance at December 31, 2017	62,873	$628	$3,368,007	$(129,104)	$1,440,069	$4,679,600	$2,877	$4,682,477
Consolidated net earnings	—	—	—	—	375,621	375,621	275	375,896
Other comprehensive earnings, net of tax	—	—	—	7,613	—	7,613	1	7,614
Dividends declared ($1.36 per share)	—	—	—	—	(86,190)	(86,190)	—	(86,190)
Issuances of common stock for stock award plans	144	1	14,038	—	—	14,039	—	14,039
Shares withheld for employees' income tax obligations	—	—	(10,416)	—	—	(10,416)	—	(10,416)
Repurchases of common stock	(305)	(3)	—	—	(60,374)	(60,377)		(60,377)
Stock-based compensation expense	—	—	23,084	—	—	23,084	—	23,084
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	9,001	9,001
Purchase of remaining interest in existing joint venture	—	—	(3,580)	—	—	(3,580)	(9,220)	(12,800)
Balance at September 30, 2018	62,712	$626	$3,391,133	$(121,491)	$1,669,126	$4,939,394	$2,934	$4,942,328

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards in 27 states, Canada and the Bahamas.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, southwestern South Carolina, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

The Company has a Magnesia Specialties business with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel and mining industries.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. Other than the required adoption of Accounting Standards Codification 842 – Leases (ASC 842), the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2019 are not indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Pending Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which is effective and will be adopted January 1, 2020. ASU 2016-13 includes a current expected credit loss (CECL) model that requires an entity to estimate credit losses expected over the life of an exposure or pool of exposures based on historical information, current information and reasonable and supportable forecasts at the time the asset is recognized and is remeasured at each reporting period. ASU 2016-13 primarily relates to the Company’s receivables, but the scope also includes retainage and contract assets related to its paving business.  The Company has evaluated ASU 2016-13 and the adoption will not have a material impact on its financial position or statement of earnings and comprehensive earnings.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$248,573	$180,221	$480,901	$375,621
Other comprehensive earnings, net of tax	2,569	4,392	8,814	7,613
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$251,142	$184,613	$489,715	$383,234

Comprehensive earnings attributable to noncontrolling interests, consisting of net earnings and adjustments for the funded status of pension and postretirement benefit plans, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net earnings attributable to noncontrolling interests	$49	$132	$17	$275
Other comprehensive earnings, net of tax	—	—	—	1
Comprehensive earnings attributable to noncontrolling interests	$49	$132	$17	$276

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2019
Balance at beginning of period	$(136,021)	$(1,313)	$—	$(137,334)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,726	(157)	—	2,569
Balance at end of period	$(133,295)	$(1,470)	$—	$(134,765)

	Three Months Ended September 30, 2018
Balance at beginning of period	$(124,798)	$(1,085)	$—	$(125,883)
Other comprehensive earnings before reclassifications, net of tax	—	365	—	365
Amounts reclassified from accumulated other comprehensive loss, net of tax	4,027	—	—	4,027
Other comprehensive earnings, net of tax	4,027	365	—	4,392
Balance at end of period	$(120,771)	$(720)	$—	$(121,491)

	Nine Months Ended September 30, 2019
Balance at beginning of period	$(141,505)	$(2,074)	$—	$(143,579)
Amounts reclassified from accumulated other comprehensive loss, net of tax	8,210	604	—	8,814
Balance at end of period	$(133,295)	$(1,470)	$—	$(134,765)

	Nine Months Ended September 30, 2018
Balance at beginning of period	$(128,802)	$(22)	$(280)	$(129,104)
Other comprehensive loss before reclassifications, net of tax	—	(698)	—	(698)
Amounts reclassified from accumulated other comprehensive loss, net of tax	8,031	—	280	8,311
Other comprehensive earnings (loss), net of tax	8,031	(698)	280	7,613
Balance at end of period	$(120,771)	$(720)	$—	$(121,491)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

	(Dollars in Thousands)
	Pension and Postretirement Benefit Plans	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Net Noncurrent Deferred Tax Assets

	Three Months Ended September 30, 2019
Balance at beginning of period	$82,417	$—	$82,417
Tax effect of other comprehensive earnings	(899)	—	(899)
Balance at end of period	$81,518	$—	$81,518

	Three Months Ended September 30, 2018
Balance at beginning of period	$78,619	$—	$78,619
Tax effect of other comprehensive earnings	(1,326)	—	(1,326)
Balance at end of period	$77,293	$—	$77,293

	Nine Months Ended September 30, 2019
Balance at beginning of period	$84,207	$—	$84,207
Tax effect of other comprehensive earnings	(2,689)	—	(2,689)
Balance at end of period	$81,518	$—	$81,518

	Nine Months Ended September 30, 2018
Balance at beginning of period	$79,938	$178	$80,116
Tax effect of other comprehensive earnings	(2,645)	(178)	(2,823)
Balance at end of period	$77,293	$—	$77,293

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings and
	2019	2018	2019	2018	comprehensive earnings
	(Dollars in Thousands)
Pension and postretirement benefit plans
Settlement expense	$—	$2,692	$—	$2,692
Amortization of:
Prior service credit	(188)	(492)	(566)	(1,479)
Actuarial loss	3,813	3,153	11,465	9,463
	3,625	5,353	10,899	10,676	Other nonoperating (income) and expense, net
Tax benefit	(899)	(1,326)	(2,689)	(2,645)	Income tax expense
	$2,726	$4,027	$8,210	$8,031

Unamortized value of terminated forward starting interest rate swap
Additional interest expense	$—	$—	$—	$458	Interest expense
Tax benefit	—	—	—	(178)	Income tax expense
	$—	$—	$—	$280

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2019 and 2018, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands)
Net earnings attributable to Martin Marietta Materials, Inc.	$248,573	$180,221	$480,901	$375,621
Less: Distributed and undistributed earnings attributable to unvested awards	345	271	886	672
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$248,228	$179,950	$480,015	$374,949

Basic weighted-average common shares outstanding	62,510	62,932	62,552	62,970
Effect of dilutive employee and director awards	169	235	173	254
Diluted weighted-average common shares outstanding	62,679	63,167	62,725	63,224

2.	Revenue Recognition

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

Future revenues from unsatisfied performance obligations at September 30, 2019 and 2018 were $133.9 million and $111.7 million, respectively, where the remaining periods to complete these obligations ranged from one month to 15 months and one month to 27 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

	Three Months Ended
	September 30, 2019
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$411,045	$37,713	$448,758
Southeast Group	129,619	4,519	134,138
West Group	723,162	49,311	772,473
Total Building Materials Business	1,263,826	91,543	1,355,369
Magnesia Specialties	59,334	5,543	64,877
Total	$1,323,160	$97,086	$1,420,246

	Three Months Ended
	September 30, 2018
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$348,429	$28,576	$377,005
Southeast Group	121,661	3,886	125,547
West Group	603,763	39,802	643,565
Total Building Materials Business	1,073,853	72,264	1,146,117
Magnesia Specialties	68,365	5,158	73,523
Total	$1,142,218	$77,422	$1,219,640

Service revenues, which include paving operations located in Colorado, were $110.9 million and $82.2 million for the three months ended September 30, 2019 and 2018, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended
	September 30, 2019
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$1,024,069	$88,828	$1,112,897
Southeast Group	376,967	13,432	390,399
West Group	1,797,677	122,505	1,920,182
Total Building Materials Business	3,198,713	224,765	3,423,478
Magnesia Specialties	198,886	16,304	215,190
Total	$3,397,599	$241,069	$3,638,668

	Nine Months Ended
	September 30, 2018
	Products and Services	Freight	Total
	(Dollars in Thousands)
Mid-America Group	$841,897	$64,480	$906,377
Southeast Group	308,306	10,443	318,749
West Group	1,672,707	110,467	1,783,174
Total Building Materials Business	2,822,910	185,390	3,008,300
Magnesia Specialties	201,390	14,357	215,747
Total	$3,024,300	$199,747	$3,224,047

Service revenues for the nine months ended September 30, 2019 and 2018 were $191.8 million and $162.9 million, respectively.

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

(Dollars in Thousands)	September 30, 2019	December 31, 2018
Costs in excess of billings	$7,725	$1,975
Billings in excess of costs	$8,021	$6,743

Revenues recognized from the beginning balance of contract liabilities for the three months ended September 30, 2019 and 2018 were $8.0 million and $6.2 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $6.5 million and $6.8 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included in other current assets on the Company’s consolidated balance sheets, retainage was $11.0 million and $7.5 million at September 30, 2019 and December 31, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Warranties. The Company’s construction contracts generally contain warranty provisions typically for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three and nine months ended September 30, 2019 and September 30, 2018.

Policy Elections. When the Company arranges third-party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation.  Further, the Company acts as a principal in the delivery arrangements and, as required by the accounting standard, the related revenues and costs are presented gross and are included in the consolidated statements of earnings.
3.	Inventories, Net

	September 30,	December 31,
	2019	2018
	(Dollars in Thousands)
Finished products	$605,912	$615,719
Products in process and raw materials	65,928	66,920
Supplies and expendable parts	142,032	139,566
	813,872	822,205
Less: Allowances	(164,156)	(159,170)
Total	$649,716	$663,035

4.	Long-Term Debt

	September 30,	December 31,
	2019	2018
	(Dollars in Thousands)
4.25% Senior Notes, due 2024	$396,849	$396,398
7% Debentures, due 2025	124,343	124,272
3.450% Senior Notes, due 2027	297,178	296,939
3.500% Senior Notes, due 2027	495,136	494,765
6.25% Senior Notes, due 2037	228,142	228,094
4.250% Senior Notes, due 2047	591,669	591,541
Floating Rate Senior Notes, due 2019, interest rate of 2.66% and 3.29% at September 30, 2019 and December 31, 2018, respectively	299,820	299,260
Floating Rate Senior Notes, due 2020, interest rate of 2.80% and 3.30% at September 30, 2019 and December 31, 2018, respectively	299,508	298,956
Trade Receivable Facility, interest rate of 2.83% and 3.07% at September 30, 2019 and December 31, 2018, respectively	190,000	390,000
Other notes	214	256
Total debt	2,922,859	3,120,481
Less: Current maturities of long-term debt and short-term facilities	(190,044)	(390,042)
Long-term debt	$2,732,815	$2,730,439

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility).  The Trade Receivable Facility, with SunTrust Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month London Interbank Offered Rate, or LIBOR, plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. On September 24, 2019, the Company extended the maturity of the Trade Receivable Facility to September 23, 2020.

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility), which expires on December 5, 2023, with JPMorgan Chase Bank, N.A., as Administrative Agent, Branch Banking and Trust Company (BB&T), Deutsche Bank Securities, Inc., SunTrust Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding of the Revolving Facility at September 30, 2019 and December 31, 2018. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if no amounts are outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this Ratio at September 30, 2019.

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.3 million of outstanding letters of credit issued under the Revolving Facility at September 30, 2019 and December 31, 2018.

The Floating Rate Senior Notes due 2019 and Floating Rate Senior Notes due 2020 are classified as noncurrent long-term debt on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 as the Company has the intent and ability to refinance the notes on a long-term basis.
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notes receivable are not publicly traded. Management estimates that the fair value of notes receivable approximates the carrying amount due to the short-term nature of the receivables.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $2.92 billion and $3.07 billion, respectively, at September 30, 2019 and $3.12 billion and $3.01 billion, respectively, at December 31, 2018. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings approximate their carrying amounts as the interest rates reset periodically.
6.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the nine months ended September 30, 2019, the lower effective income tax rate of 18.8% is primarily attributable to a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Service cost	$7,711	$7,911	$15	$19
Interest cost	9,424	8,307	131	130
Expected return on assets	(11,929)	(11,516)	—	—
Amortization of:
Prior service cost (credit)	2	27	(190)	(519)
Actuarial loss (gain)	3,927	3,206	(114)	(53)
Settlement charge	—	2,692	—	—
Net periodic benefit cost (credit)	$9,135	$10,627	$(158)	$(423)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Pension		Postretirement Benefits
	Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Service cost	$23,133	$23,732	$44	$58
Interest cost	28,280	24,921	437	389
Expected return on assets	(35,864)	(34,549)	—	—
Amortization of:
Prior service cost (credit)	5	77	(571)	(1,556)
Actuarial loss (gain)	11,852	9,621	(387)	(158)
Settlement charge	—	2,692	—	—
Net periodic benefit cost (credit)	$27,406	$26,494	$(477)	$(1,267)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses. All other components are included in other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

In the quarter ended September 30, 2019, the Company made $50 million of discretionary contributions to its qualified pension plan.  No additional contributions to the qualified pension plan are expected to be made for the remainder of 2019. The Company currently estimates that it will contribute a total of $7.5 million for the year ending December 31, 2019 to satisfy required payments under the unfunded nonqualified pension plans.

8.	Commitments and Contingencies

Legal and Administrative Proceedings

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. In the opinion of management and counsel, based upon currently available facts, it is remote that the ultimate outcome of any litigation and other proceedings, including those pertaining to environmental matters, relating to the Company and its subsidiaries, will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $15.5 million revolving line of credit agreement with BB&T, of which $12.2 million was outstanding as of September 30, 2019 and has a maturity date of March 2020. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of September 30, 2019 and December 31, 2018.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

September 30, 2019, the Company was contingently liable for $35.3 million in letters of credit, of which $2.3 million were issued under the Company’s Revolving Facility.

Employees

The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment.  Of the Magnesia Specialties segment, 100% of its hourly employees are represented by labor unions. The Woodville collective bargaining agreement expires June 2022. The Manistee collective bargaining agreement expires in August 2023.

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

The following table displays selected financial data for the Company’s reportable business segments. The Bluegrass Materials Company (Bluegrass) operations, acquired in April 2018, are located in the Mid-America Group and Southeast Group. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues which represent sales from one segment to another segment, which are eliminated.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Total revenues:
Mid-America Group	$448,758	$377,005	$1,112,897	$906,377
Southeast Group	134,138	125,547	390,399	318,749
West Group	772,473	643,565	1,920,182	1,783,174
Total Building Materials Business	1,355,369	1,146,117	3,423,478	3,008,300
Magnesia Specialties	64,877	73,523	215,190	215,747
Total	$1,420,246	$1,219,640	$3,638,668	$3,224,047

Products and services revenues:
Mid-America Group	$411,045	$348,429	$1,024,069	$841,897
Southeast Group	129,619	121,661	376,967	308,306
West Group	723,162	603,763	1,797,677	1,672,707
Total Building Materials Business	1,263,826	1,073,853	3,198,713	2,822,910
Magnesia Specialties	59,334	68,365	198,886	201,390
Total	$1,323,160	$1,142,218	$3,397,599	$3,024,300

Earnings (Loss) from operations:
Mid-America Group	$159,711	$120,344	$332,344	$235,221
Southeast Group	31,463	26,372	85,285	60,464
West Group	156,382	92,090	286,540	249,885
Total Building Materials Business	347,556	238,806	704,169	545,570
Magnesia Specialties	20,097	23,301	67,959	65,867
Corporate	(22,390)	(21,445)	(71,763)	(67,741)
Total	$345,263	$240,662	$700,365	$543,696

	September 30, 2019	December 31, 2018
Assets employed:	(Dollars in Thousands)
Mid-America Group	$2,904,439	$2,788,454
Southeast Group	1,447,293	1,299,469
West Group	5,392,587	4,989,639
Total Building Materials Business	9,744,319	9,077,562
Magnesia Specialties	163,095	156,106
Corporate	316,071	317,751
Total	$10,223,485	$9,551,419

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$818,693	$691,822	$2,121,443	$1,785,961
Cement	119,609	98,223	330,976	300,554
Ready mixed concrete	271,844	254,686	724,179	750,424
Asphalt and paving services	131,099	95,961	225,669	191,652
Less: interproduct revenues	(77,419)	(66,839)	(203,554)	(205,681)
Products and services	1,263,826	1,073,853	3,198,713	2,822,910
Freight	91,543	72,264	224,765	185,390
Total Building Materials Business	1,355,369	1,146,117	3,423,478	3,008,300
Magnesia Specialties:
Products and services	59,334	68,365	198,886	201,390
Freight	5,543	5,158	16,304	14,357
Total Magnesia Specialties	64,877	73,523	215,190	215,747
Total	$1,420,246	$1,219,640	$3,638,668	$3,224,047

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$287,024	$209,666	$636,505	$461,912
Cement	48,519	32,543	104,526	97,582
Ready mixed concrete	28,948	20,632	62,454	66,226
Asphalt and paving services	31,102	25,022	38,519	35,191
Products and services	395,593	287,863	842,004	660,911
Freight	317	(47)	378	432
Total Building Materials Business	395,910	287,816	842,382	661,343
Magnesia Specialties:
Products and services	23,997	26,823	79,816	76,756
Freight	(987)	(1,076)	(3,226)	(3,280)
Total Magnesia Specialties	23,010	25,747	76,590	73,476
Corporate	1,725	(579)	1,446	4,474
Total	$420,645	$312,984	$920,418	$739,293

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

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

The components of lease cost are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Dollars in Thousands)
Operating lease cost	$19,627	$59,024
Finance lease cost:
Amortization of right-of-use assets	755	2,325
Interest on lease liabilities	126	412
Variable lease cost	4,972	15,738
Short-term lease cost	8,897	25,157
Total lease cost	$34,377	$102,656

The balance sheet classifications of operating and finance leases are as follows:

September 30, 2019
(Dollars in Thousands)
Operating Leases:
Operating lease right-of-use assets	$484,853

Current operating lease liabilities	$51,751
Noncurrent operating lease liabilities	436,698
Total operating lease liabilities	$488,449

Finance Leases:
Property, plant and equipment	$10,800
Accumulated depreciation	(2,325)
Property, plant and equipment, net	$8,475

Other current liabilities	$3,058
Other noncurrent liabilities	6,473
Total finance lease liabilities	$9,531

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated incremental borrowing rate range used was 3.5% to 5.5%. Weighted-average remaining lease terms and discount rates are as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	14.7
Finance leases	8.7

Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.2%

Future lease payments under leases as of September 30, 2019 are as follows:

	Operating	Finance
	Leases	Leases
	(Dollars in Thousands)
2019	$18,253	$948
2020	68,838	3,196
2021	56,568	1,951
2022	51,600	1,094
2023	47,934	779
Thereafter	434,190	4,177
Total lease payments	677,383	12,145
Less: imputed interest	(188,934)	(2,614)
Present value of lease payments	488,449	9,531
Less: current lease obligations	(51,751)	(3,058)
Total long-term lease obligations	$436,698	$6,473

The following tables present supplemental cash flow and non-cash information related to leases:

September 30, 2019
(Dollars in Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$57,193
Operating cash flows used for finance leases	$412
Financing cash flows used for finance leases	$2,651

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended	Nine Months Ended (1)
	September 30, 2019	September 30, 2019
	(Dollars in Thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,034	$36,369
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$217
(1)

Right-of-use assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2019 exclude assets recorded on the balance sheet as part of the adoption of ASC 842 as disclosed in Note 1.

Leases entered into but not yet commenced for the quarter ended September 30, 2019 were immaterial.

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

	Capital Leases	Operating Leases	Royalty Commitments
	(Dollars in Thousands)
2019	$3,718	$105,955	$14,614
2020	2,695	70,478	11,364
2021	1,735	60,382	10,335
2022	1,004	57,531	9,545
2023	713	56,511	8,109
Thereafter	3,893	318,147	65,981
Total	13,758	$669,004	$119,948
Less: imputed interest	(2,879)
Present value of minimum lease payments	10,879
Less: current capital lease obligations	(3,249)
Long-term capital lease obligations	$7,630

12.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	September 30,
	2019	2018
	(Dollars in Thousands)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$28,840	$24,930
Acquisition of assets through swap	$1,114	$—
Acquisition of assets through capital lease	$—	$449

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental disclosures of cash flow information are as follows:

	September 30,
	2019	2018
	(Dollars in Thousands)
Cash paid for interest	$82,268	$84,522
Cash paid for income taxes	$62,151	$7,253

13.	Bluegrass Acquisition

In April 2018, the Company acquired Bluegrass, the largest privately-held, pure-play aggregates company in the United States for $1.62 billion. These operations complement the Company’s existing southeastern footprint in its Mid-America and Southeast Groups and provide new growth platforms within Maryland and Kentucky.

The Company determined fair values of the assets acquired and liabilities assumed and the measurement period is closed as of April 2019. The following is a summary of the fair values of the assets acquired and the liabilities assumed as of the acquisition date (dollars in thousands):

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

Total revenues and earnings from operations attributable to Bluegrass, included in the consolidated earnings statements, for the three months ended September 30, 2019 were $79.5 million and $31.1 million, respectively, and for the nine months ended September 30, 2019 were $202.7 million and $60.6 million, respectively. Total revenues and earnings from operations attributable to Bluegrass in 2018 for the three months ended September 30, 2018 were $68.7 million and $11.5 million, respectively, and for the nine months ended September 30, 2018 were $115.0 million and $18.3 million, respectively.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

not purport to project the future financial position or operating results of the combined company. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2017.

The following presents pro forma results for the period ended September 30, 2018 (dollars in thousands, except per share data):

Total revenues	$3,279,455
Net earnings attributable to Martin Marietta	$399,113
Diluted EPS	$6.31

14.	Other Operating Income, Net

Other operating income, net, for the quarter ended September 30, 2018, includes a $7.1 million asset and portfolio rationalization charge, which primarily consists of asset impairment charges and severance costs in the Company’s Southwest ready mixed concrete operations, reported in the West Group reportable segment.  For the nine months ended September 30, 2018, in addition to the asset and portfolio rationalization charge, other operating expenses and income, net, reflects a net gain on legal settlements of $7.7 million and a gain on the sale of surplus land of $16.9 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of more than 300 quarries, mines and distribution yards in 27 states, Canada and the Bahamas.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, Washington and West Virginia	Alabama, Florida, Georgia, southwestern South Carolina, Tennessee, Nova Scotia and the Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah and Wyoming

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Plant Types	Quarries, Mines and Distribution Facilities	Quarries, Mines and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck and Railcar	Truck, Railcar and Ship	Truck and Railcar

The Company also has a Magnesia Specialties business that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industry.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2019. Other than the required adoption of Accounting Standards Codification 842 – Leases (ASC 842), the Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

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

Earnings before interest, income taxes, depreciation, depletion and amortization, the earnings/loss from nonconsolidated equity affiliates, Bluegrass acquisition-related expenses, net, the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting and the asset and portfolio rationalization charge (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period.  Adjusted EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow.  However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance or ability to meet its future debt service, capital expenditures or working capital requirements.  Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (1)	2019	2018 (1)
	(Dollars in Thousands)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$248,573	$180,221	$480,901	$375,621
Add back:
Interest expense	32,321	35,468	98,366	103,526
Income tax expense for controlling interests	66,143	29,051	111,019	84,070
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	92,034	84,345	285,483	240,228
Bluegrass acquisition-related expenses, net	—	89	—	12,925
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	—	8,349	—	18,516
Asset and portfolio rationalization charges	—	7,113	—	7,113
Consolidated Adjusted EBITDA	$439,071	$344,636	$975,769	$841,999
(1)	The calculation of Adjusted EBITDA was modified in 2019. 2018 amounts have been calculated consistently with the 2019 presentation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

Significant items for the quarter ended September 30, 2019 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1.42 billion compared with $1.22 billion, an increase of 16%
♦	Building Materials business products and services revenues of $1.26 billion compared with $1.07 billion and Magnesia Specialties products revenue of $59.3 million compared with $68.4 million
♦	Consolidated gross profit of $420.6 million compared with $313.0 million, an increase of 34%
♦	Consolidated earnings from operations of $345.3 million compared with $240.7 million, an increase of 44%
♦	Net earnings attributable to Martin Marietta of $248.6 million compared with $180.2 million
♦	Consolidated Adjusted EBITDA of $439.1 million compared with $344.6 million
♦	Earnings per diluted share of $3.96 compared with $2.85

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended September 30, 2019 and 2018. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. The aggregates products gross profit rollforward is presented following the gross profit table. In 2019, the Company reclassified its two cold mix asphalt plants from the asphalt and paving product line to the aggregates product line as they display characteristics more similar to aggregates than asphalt products. These operations did not represent a material amount of product revenues or gross profit. Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable product lines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$411,045	100.0	$348,429	100.0
Southeast Group
Aggregates	129,619	100.0	121,661	100.0
West Group
Aggregates	278,029	100.0	221,732	100.0
Cement	119,609	100.0	98,223	100.0
Ready mixed concrete	271,844	100.0	254,686	100.0
Asphalt and paving	131,099	100.0	95,961	100.0
Less: Interproduct revenues	(77,419)		(66,839)
West Group Total	723,162	100.0	603,763	100.0
Products and services	1,263,826	100.0	1,073,853	100.0
Freight	91,543		72,264
Total Building Materials Business	1,355,369	100.0	1,146,117	100.0
Magnesia Specialties Business:
Products	59,334	100.0	68,365	100.0
Freight	5,543		5,158
Total Magnesia Specialties Business	64,877	100.0	73,523	100.0
Total	$1,420,246	100.0	$1,219,640	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$174,121	42.4	$131,072	37.6
Southeast Group
Aggregates	37,099	28.6	30,899	25.4
West Group
Aggregates	75,804	27.3	47,695	21.5
Cement	48,519	40.6	32,543	33.1
Ready mixed concrete	28,948	10.6	20,632	8.1
Asphalt and paving	31,102	23.7	25,022	26.1
West Group Total	184,373	25.5	125,892	20.9
Products and services	395,593	31.3	287,863	26.8
Freight	317		(47)
Total Building Materials Business	395,910	29.2	287,816	25.1
Magnesia Specialties Business:
Products	23,997	40.4	26,823	39.2
Freight	(987)		(1,076)
Total Magnesia Specialties Business	23,010	35.5	25,747	35.0
Corporate	1,725		(579)
Total	$420,645	29.6	$312,984	25.7
Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in thousands):

Aggregates products gross profit, quarter ended September 30, 2018	$209,666
Volume	42,079
Pricing	40,876
Operational performance (1)	(5,597)
Change in aggregates products gross profit	77,358
Aggregates products gross profit, quarter ended September 30, 2019	$287,024
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$16,023		$14,113
Southeast Group	5,287		4,440
West Group	29,285		26,600
Total Building Materials Business	50,595		45,153
Magnesia Specialties	2,856		2,404
Corporate	24,830		20,884
Total	$78,281	5.5	$68,441	5.6

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$159,711		$120,344
Southeast Group	31,463		26,372
West Group	156,382		92,090
Total Building Materials Business	347,556		238,806
Magnesia Specialties	20,097		23,301
Corporate	(22,390)		(21,445)
Total	$345,263	24.3	$240,662	19.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	September 30, 2019
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	14.0%	3.5%
Southeast Group	0.8%	5.7%
West Group	14.8%	9.2%
Total Aggregates Operations(2)	12.4%	5.3%

	Three Months Ended
	September 30,
	2019	2018
	(Tons in Thousands)
Shipments
Mid-America Group	29,851	26,194
Southeast Group	7,209	7,151
West Group	19,609	17,086
Total Aggregates Operations(2)	56,669	50,431

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three Months Ended
	September 30,
	2019	2018
Shipments
Aggregates (in thousands):
Tons to external customers	53,580	47,549
Internal tons used in other product lines	3,089	2,882
Total aggregates tons	56,669	50,431

Cement (in thousands):
Tons to external customers	733	587
Internal tons used in ready mixed concrete	327	292
Total cement tons	1,060	879

Ready Mixed Concrete (in thousands of cubic yards)	2,433	2,232

Asphalt (in thousands):
Tons to external customers	400	287
Internal tons used in paving business	936	709
Total asphalt tons	1,336	996

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	September 30,
	2019	2018	% Change
Aggregates (per ton)	$14.37	$13.65	5.3%
Cement (per ton)	$112.36	$110.63	1.6%
Ready Mixed Concrete (per cubic yard)	$109.72	$112.14	(2.2)%
Asphalt (per ton)	$46.67	$45.17	3.3%

Aggregates Product Line End-Use Markets

Aggregates shipments to the infrastructure market increased 7%. As expected, transportation-related projects accelerated during the quarter, supported by funding provided by the Fixing America’s Surface Transportation Act (FAST Act) and numerous state and local transportation initiatives and continued reconstruction efforts following flooding in the Midwest. For the quarter, the infrastructure market represented 38% of aggregates shipments, which is below the Company’s most recent ten-year average of 46%.

Aggregates shipments to the nonresidential market increased 19%, driven by gains in commercial and heavy industrial construction activity. The Company continued to benefit from distribution center, warehouse, data center and wind

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

energy projects in key geographies, including Texas, the Carolinas, Iowa and Maryland, as well as the early phases of several large energy-sector projects along the Gulf Coast. The nonresidential market represented 34% of third-quarter aggregates shipments.

Aggregates shipments to the residential market increased 16%, driven by continued homebuilding activity in states such as Texas, Colorado, the Carolinas, Georgia and Florida. The residential construction outlook across the Company’s geographic footprint remains positive for both single- and multi-family housing, driven by favorable demographics, job growth, land availability, low interest rates and efficient permitting. On a national level, housing starts remain below the 50-year annual average of 1.5 million despite notable population gains. The residential market accounted for 22% of third-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 6% of third-quarter aggregates shipments. Volumes to this end use increased 4%, driven by improved ballast shipments as the western Class 1 railroads continued to address repairs from the Midwest flooding earlier in the year.

Building Materials Business Product Lines

Aggregates product gross margin expanded 480 basis points to 35.1%, reflecting pricing gains, improved operating leverage from increased shipment and production levels and the absence of the $8.3 million negative impact of selling acquired inventory after its markup to fair value as part of acquisition accounting incurred in 2018 as part of the Company’s purchase of Bluegrass Materials.

Third-quarter cement shipments increased 20.6%, driven by strong underlying Texas demand and weather-deferred projects from second-quarter 2019. Unfavorable product mix constrained pricing growth to 1.6%. Production efficiencies from increased shipment and production levels, coupled with lower maintenance costs, contributed to the 750-basis-point expansion in cement product gross margin to 40.6%.

Ready mixed concrete shipments increased 9.0% and benefitted from healthy demand environments in Texas and Colorado and weather-impacted carryover projects. Ready mixed concrete selling prices declined 2.2%, reflecting unfavorable product mix. Gross margin improvement in ready mixed concrete was due to increased shipments and production efficiencies. Asphalt volume increased 34.1% attributable to favorable weather enabling commencement of delayed residential construction. Asphalt prices increased 3.3%.

Magnesia Specialties Business

Magnesia Specialties product revenues decreased 13.2% to $59.3 million, compared with $68.4 million, as international chemicals and domestic lime customers rationalized inventory levels.  Product gross profit was $24.0 million compared with $26.8 million. Product gross margin improved 120 basis points to 40.4% due to lower costs for contract services and supplies and enhanced cost control measures. Earnings from operations were $20.1 million compared with $23.3 million.

Consolidated Operating Results

Consolidated SG&A was 5.5% of total revenues compared with 5.6% in the prior-year quarter. The dollar increase in expense is driven by higher incentive compensation expense, reflecting the Company’s improved operating results. Earnings from operations for the quarter were $345.3 million in 2019 compared with $240.7 million in 2018.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and writeoffs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

other operating income and expenses, net, was income of $2.9 million in 2019 and expense of $3.8 million in 2018.  The 2018 amount reflects $7.1 million of asset and portfolio rationalization charges which primarily consists of asset impairment charges and severance costs in the Company’s Southwest ready mixed concrete operations, reported in the West Group reportable segment.

Other nonoperating income and expenses, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income.  For the third quarter, other nonoperating income, net, was income of $2.0 million and $4.2 million in 2019 and 2018, respectively.

Significant items for the nine months ended September 30, 2019 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $3.64 billion compared with $3.22 billion, an increase of 13%
♦	Building Materials business products and services revenues of $3.20 billion compared with $2.82 billion and Magnesia Specialties products revenue of $198.9 million compared with $201.4 million
♦	Consolidated gross profit of $920.4 million compared with $739.3 million, an increase of 25%
♦	Consolidated earnings from operations of $700.4 million compared with $543.7 million, an increase of 29%
♦	Net earnings attributable to Martin Marietta of $480.9 million compared with $375.6 million
♦	Consolidated Adjusted EBITDA of $975.8 million compared with $842.0 million
♦	Earnings per diluted share of $7.65 compared with $5.93

The following tables present total revenues, gross profit (loss), SG&A expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the nine months ended September 30, 2019 and 2018. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. The aggregates products gross profit rollforward is presented following the gross profit table. In 2019, the Company reclassified its two cold mix asphalt plants to the aggregates product line as they display characteristics more similar to aggregates than asphalt products. These operations were not material to product revenues or gross profit. Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable product lines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$1,024,069	100.0	$841,897	100.0
Southeast Group
Aggregates	376,967	100.0	308,306	100.0
West Group
Aggregates	720,407	100.0	635,758	100.0
Cement	330,976	100.0	300,554	100.0
Ready mixed concrete	724,179	100.0	750,424	100.0
Asphalt and paving	225,669	100.0	191,652	100.0
Less: Interproduct revenues	(203,554)		(205,681)
West Group Total	1,797,677	100.0	1,672,707	100.0
Products and services	3,198,713	100.0	2,822,910	100.0
Freight	224,765		185,390
Total Building Materials Business	3,423,478	100.0	3,008,300	100.0
Magnesia Specialties:
Products	198,886	100.0	201,390	100.0
Freight	16,304		14,357
Total Magnesia Specialties Business	215,190	100.0	215,747	100.0
Total	$3,638,668	100.0	$3,224,047	100.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Thousands)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$374,849	36.6	$270,270	32.1
Southeast Group
Aggregates	101,684	27.0	57,543	18.7
West Group
Aggregates	159,972	22.2	134,099	21.1
Cement	104,526	31.6	97,582	32.5
Ready mixed concrete	62,454	8.6	66,226	8.8
Asphalt and paving	38,519	17.1	35,191	18.4
West Group Total	365,471	20.3	333,098	19.9
Products and services	842,004	26.3	660,911	23.4
Freight	378		432
Total Building Materials Business	842,382	24.6	661,343	22.0
Magnesia Specialties:
Products	79,816	40.1	76,756	38.1
Freight	(3,226)		(3,280)
Total Magnesia Specialties Business	76,590	35.6	73,476	34.1
Corporate	1,446		4,474
Total	$920,418	25.3	$739,293	22.9

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in thousands):

Aggregates products gross profit, nine months ended September 30, 2018	$461,912
Volume	121,578
Pricing	79,069
Operational performance (1)	(26,054)
Change in aggregates products gross profit	174,593
Aggregates products gross profit, nine months ended September 30, 2019	$636,505

(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Thousands)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$47,158		$41,260
Southeast Group	16,040		13,689
West Group	86,280		79,892
Total Building Materials Business	149,478		134,841
Magnesia Specialties	8,518		7,512
Corporate	70,959		67,279
Total	$228,955	6.3	$209,632	6.5

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$332,344		$235,221
Southeast Group	85,285		60,464
West Group	286,540		249,885
Total Building Materials Business	704,169		545,570
Magnesia Specialties	67,959		65,867
Corporate	(71,763)		(67,741)
Total	$700,365	19.2	$543,696	16.9

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Nine Months Ended
	September 30, 2019
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	19.2%	1.9%
Southeast Group	15.9%	5.4%
West Group	7.4%	5.5%
Total Aggregates Operations (2)	14.2%	3.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

	Nine Months Ended
	September 30,
	2019	2018
	(Tons in Thousands)
Shipments
Mid-America Group	73,342	61,510
Southeast Group	20,819	17,967
West Group	53,042	49,389
Total Aggregates Operations (2)	147,203	128,866

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

The following table presents shipments data for the Building Materials business by product line.

	Nine Months Ended
	September 30,
	2019	2018
Shipments
Aggregates (in thousands):
Tons to external customers	139,423	120,713
Internal tons used in other product lines	7,780	8,153
Total aggregates tons	147,203	128,866

Cement (in thousands):
Tons to external customers	2,011	1,767
Internal tons used in ready mixed concrete	912	966
Total cement tons	2,923	2,733

Ready Mixed Concrete (in thousands of cubic yards)	6,530	6,799

Asphalt (in thousands):
Tons to external customers	666	601
Internal tons used in paving business	1,582	1,420
Total asphalt tons	2,248	2,021

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

The average selling price by product line for the Building Materials business is as follows:

	Nine Months Ended
	September 30,
	2019	2018	% Change
Aggregates (per ton)	$14.31	$13.78	3.8%
Cement (per ton)	$112.53	$108.92	3.3%
Ready Mixed Concrete (per cubic yard)	$108.75	$108.36	0.4%
Asphalt (per ton)	$46.83	$44.98	4.1%

Aggregates Product Line End-Use Markets

For the nine months ended September 30, 2019, aggregates shipments to the infrastructure market increased 6%, as improved weather, particularly along the eastern seaboard, allowed contractors to advance transportation-related projects. Funding provided by the FAST Act, combined with numerous state and local transportation initiatives, has resulted in an acceleration in lettings and contract awards in key states, including Texas, Colorado, North Carolina, Georgia, Florida, Maryland and Iowa.  Additionally, the Midwest Division benefitted from shipments related to emergency flood repairs. Year-to-date infrastructure market represented 36% of aggregates shipments.

Aggregates shipments to the nonresidential end-use market increased 28%, driven by growth in the commercial and heavy industrial markets.  Notably, the increase reflects robust distribution center, warehouse, data center, wind turbine and energy-sector projects in key geographies, including Texas, the Carolinas, Georgia and Iowa. The nonresidential market represented 36% of the first nine months of aggregates shipments.

Aggregates shipments to the residential market increased 13%, driven by weather-deferred homebuilding activity in key states where the Company operates, namely Texas, Colorado, the Carolinas, Iowa and Maryland. The residential market accounted for 22% of aggregates shipments for the nine months ended September 30, 2019.

The ChemRock/Rail market accounted for the remaining 6% of aggregates shipments. Volumes to this sector increased 4%, driven by improved ballast shipments.

Building Materials Business Product Lines

For the nine months ended September 30, 2019, aggregates shipments increased 14.2%, reflecting robust underlying demand as improved weather in key states enabled contractors to advance weather-deferred projects.  Average selling price increased 3.9%. Product gross margin improvement is reflective of better operating leverage from increased shipments and production levels, pricing gains and the absence of the $18.5 million negative impact of selling acquired inventory after its markup to fair value as part of acquisition accounting that occurred in 2018.

Cement shipments increased 6.9% for the nine months ended September 30, 2019, despite unfavorable weather to start the construction season in second quarter 2019.  The increase in shipments for the nine months ended reflects healthy Texas demand and favorable weather during the third quarter allowing progress on delayed construction projects.  Cement pricing improved 3.3%.  Cement product gross margin declined 90 basis points, attributable to higher transportation and energy costs.

Ready mixed concrete shipments decreased 4% despite growing customer backlogs as unfavorable weather conditions in Texas and Colorado hindered construction activity in these states during the first half of the year.  Ready mixed concrete pricing improved 0.4%.  Ready mixed concrete product gross margin was relatively flat compared with the prior-year

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

period.  Asphalt shipments increased 11.2% notwithstanding the unfavorable weather conditions earlier in the year as strong bidding activity continued.  Asphalt and paving gross margin declined 130 basis points to 17.1%, attributable to a 26% increase in raw material costs, notably liquid asphalt.

Magnesia Specialties Business

For the nine months ended September 30, 2019, Magnesia Specialties reported product revenues of $198.9 million, a decrease of 1.2%, compared with $201.4 million.  Product gross profit was $79.8 million compared with $76.8 million. Product gross margin improved 200 basis points to 40.1%. Earnings from operations were $68.0 million compared with $65.9 million.

Consolidated Operating Results

For the nine months ended September 30, consolidated SG&A was 6.3% of total revenues in 2019 compared with 6.5% in 2018.  Earnings from operations for the nine months ended September 30 were $700.4 million in 2019 compared with $543.7 million in 2018.

For the nine months ended September 30, consolidated other operating income and expenses, net, was income of $9.1 million and $27.0 million in 2019 and 2018, respectively.  The 2019 amount reflects the reversal of $6.9 million of accruals for sales tax and unclaimed property contingencies and higher gains on the sales of assets. The 2018 amount reflects nonrecurring gains on the sale of surplus land of $16.9 million and net gain on litigation and related settlements of $7.7 million, partially offset by $7.1 million in asset and portfolio rationalization charge which primarily consists of asset impairment charges and severance costs in the Company’s Southwest ready mixed concrete operations, reported in the West Group reportable segment.

For the nine months ended September 30, other nonoperating income and expenses, net, was an expense of $9.7 million in 2019 and income of $19.9 million in 2018.  The expense in 2019 is attributable to a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate. The 2018 income reflects interest income of $6.8 million due to cash on hand prior to the closing of the Bluegrass acquisition and approximately $10 million of income from nonconsolidated subsidiaries.

Income Tax Benefit

For the nine months ended September 30, 2019, the effective income tax rate includes a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, cash provided by operating activities was $649.8 million in 2019 compared with $441.5 million in 2018, driven by growth in earnings before noncash expenses and lower contributions to the Company’s pension plan, partially offset by higher working capital related to increased product revenues.  Operating cash flow is

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in Thousands)
Depreciation	$234,341	$219,019
Depletion	27,353	20,576
Amortization	15,280	13,605
Total	$276,974	$253,200

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2018 net cash provided by operating activities was $705.1 million.

During the nine months ended September 30, 2019, the Company paid $283.0 million for capital investments. Full-year capital spending is expected to range from $375 million to $400 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 261,634 shares of common stock during the first nine months of 2019, at an aggregate cost of $57.3 million.  At September 30, 2019, 13,886,117 shares of common stock were remaining under the Company’s repurchase authorization.  Future share repurchases are at the discretion of management.

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility), which expires on December 5, 2023. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the $400 million trade receivable securitization facility (the Trade Receivable Facility) held by the Company’s wholly-owned special-purpose subsidiary, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

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

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

At September 30, 2019, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.32 times and was calculated as follows:

October 1, 2018 to
September 30, 2019
(Dollars in Thousands)
Earnings from continuing operations attributable to Martin Marietta	$575,278
Add back:
Income tax expense	132,586
Interest expense	132,223
Depreciation, depletion and amortization expense and noncash nonconsolidated equity affiliate adjustment	378,205
Stock-based compensation expense	34,583
Acquisition-related expenses, net	664
Noncash portion of asset and portfolio rationalization charge	11,725

Deduct:
Interest income	(511)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,264,753
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at September 30, 2019	$2,935,066
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at September 30, 2019 for the trailing-twelve months EBITDA	2.32 times

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At September 30, 2019, the Company had $907.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility expires on December 5, 2023. On September 24, 2019, the Company extended the maturity of its Trade Receivable Facility to September 23, 2020. The Company has $300 million of floating rate senior notes due in December 2019 and $300 million of floating rate senior notes due in May 2020. Both notes are classified as long-term debt on the Company’s September 30, 2019 balance sheet as the Company has the intent and ability to refinance the notes on a long-term basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2018.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OUTLOOK

Based on current trends and expectations, management has raised its full-year 2019 guidance.  Specifically, aggregates shipments by end-use market compared with 2018 levels are as follows:

•	Infrastructure shipments to increase in the high-single digits.
•	Nonresidential shipments to experience a double-digit increase.
•	Residential shipments to experience a double-digit increase.
•	ChemRock/Rail shipments to be up slightly.

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the performance of the United States economy; shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to infrastructure construction; the level and timing of federal, state or local transportation or infrastructure projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa and Maryland; the United States Congress’ inability to reach agreement among themselves or with the current Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

(Continued)

activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space; a decline in energy-related construction activity  resulting from a sustained period of low global oil prices or changes in oil production patterns in response to this decline, particularly in Texas; a slowdown in residential construction recovery; unfavorable weather conditions, particularly Atlantic Ocean and Gulf Coast hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, North Carolina and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products;  a trade dispute with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;  the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate;  violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; continued downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

For the Quarter September 30, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2019

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

FORM 10-Q

For the Quarter Ended September 30, 2019

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

Demand in the residential construction market is affected by interest rates. The Federal Reserve lowered interest rates during the quarter ended September 30, 2019. The federal funds rate at September 30, 2019 was 1.9%. The residential construction market accounted for 22% of the Company’s aggregates shipments in 2018.

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

Variable-Rate Borrowing Facilities. At September 30, 2019, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. The Company also has $600 million variable-rate senior notes.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $790 million, which was the collective outstanding balance at September 30, 2019, would increase interest expense by $7.9 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering 100% of its 2019 coal requirements.  Energy costs for the nine months ended September 30, 2019 increased approximately 0.7% over the prior-year period.  A hypothetical 0.7% change in the Company’s energy prices for the full year 2019 as compared with 2018, assuming constant volumes, would change full year 2019 energy expense by $2.1 million.

Commodity Risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming total revenues for cement for full-year 2019 of $420 million to $450 million, a hypothetical 10% change in sales price would impact total revenues by $42.0 million to $45.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

(Continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2019

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	13,915,340
August 1, 2019 - August 31, 2019	26,223	$249.43	26,223	13,889,117
September 1, 2019 - September 30, 2019	3,000	$249.50	3,000	13,886,117

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

FORM 10-Q

For the Quarter Ended September 30, 2019

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01

Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and SunTrust Bank, as lender together with the other lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on September 24, 2019) (Commission File No. 1-12744)

31.01	Certification dated October 30, 2019 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated October 30, 2019 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated October 30 2019 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated October 30, 2019 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: October 30, 2019	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer