Form 10-Q
period 2020-03-31
MARTIN MARIETTA MATERIALS INC
filed 2020-05-05
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2020
Common Stock, $0.01 par value	62,241,366

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Dollars in Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$424.0	$21.0
Accounts receivable, net	562.8	573.7
Inventories, net	700.5	690.8
Other current assets	145.7	141.2
Total Current Assets	1,833.0	1,426.7

Property, plant and equipment	8,691.1	8,633.5
Allowances for depreciation, depletion and amortization	(3,505.7)	(3,427.5)
Net property, plant and equipment	5,185.4	5,206.0
Goodwill	2,397.1	2,396.8
Other intangibles, net	483.3	486.8
Operating lease right-of-use assets, net	477.9	481.9
Other noncurrent assets	126.7	133.4
Total Assets	$10,503.4	$10,131.6

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$202.0	$229.6
Accrued salaries, benefits and payroll taxes	31.6	56.7
Accrued insurance and other taxes	47.2	63.1
Current maturities of long-term debt and short-term facilities	639.9	340.0
Operating lease liabilities	52.9	52.7
Other current liabilities	102.0	96.4
Total Current Liabilities	1,075.6	838.5

Long-term debt	2,623.9	2,433.6
Deferred income taxes, net	737.0	733.0
Noncurrent operating lease liabilities	429.2	433.9
Other noncurrent liabilities	338.3	339.3
Total Liabilities	5,204.0	4,778.3

Equity:
Common stock, par value $0.01 per share	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,423.1	3,418.8
Accumulated other comprehensive loss	(145.4)	(145.8)
Retained earnings	2,018.6	2,077.2
Total Shareholders' Equity	5,296.9	5,350.8
Noncontrolling interests	2.5	2.5
Total Equity	5,299.4	5,353.3
Total Liabilities and Equity	$10,503.4	$10,131.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2020	2019
	(In Millions, Except Per Share Data)
Products and services revenues	$891.0	$878.3
Freight revenues	67.2	60.7
Total Revenues	958.2	939.0

Cost of revenues - products and services	747.4	734.2
Cost of revenues - freight	68.4	61.9
Total Cost of Revenues	815.8	796.1

Gross Profit	142.4	142.9

Selling, general & administrative expenses	78.7	78.3
Acquisition-related expenses	0.3	0.1
Other operating expenses and (income), net	5.6	(4.7)
Earnings from Operations	57.8	69.2

Interest expense	29.8	32.9
Other nonoperating expenses and (income), net	2.0	(1.6)
Earnings before income tax expense (benefit)	26.0	37.9
Income tax expense (benefit)	0.1	(5.0)
Consolidated net earnings	25.9	42.9
Less: Net earnings attributable to noncontrolling interests	—	—
Net Earnings Attributable to Martin Marietta Materials, Inc.	$25.9	$42.9

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$26.3	$46.1
Earnings attributable to noncontrolling interests	—	—
	$26.3	$46.1
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$0.42	$0.68
Diluted attributable to common shareholders	$0.41	$0.68

Weighted-Average Common Shares Outstanding:
Basic	62.3	62.6
Diluted	62.5	62.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$25.9	$42.9
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	95.0	89.2
Stock-based compensation expense	12.5	13.5
Gain on divestitures and sales of assets	(1.5)	(2.4)
Deferred income taxes	3.2	4.8
Other items, net	(0.4)	0.5
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	10.2	(26.1)
Inventories, net	(9.6)	16.4
Accounts payable	4.9	20.4
Other assets and liabilities, net	(33.5)	(41.3)
Net Cash Provided by Operating Activities	106.7	117.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(104.1)	(130.1)
Proceeds from divestitures and sales of assets	15.9	3.0
Investments in life insurance contracts, net	(7.2)	0.2
Other investing activities, net	(0.1)	(0.6)
Net Cash Used for Investing Activities	(95.5)	(127.5)

Cash Flows from Financing Activities:
Borrowings of debt	618.0	125.0
Repayments of debt	(127.0)	(85.0)
Payments on financing leases	(0.8)	(1.0)
Debt issuance costs	(1.1)	—
Repurchases of common stock	(50.0)	—
Dividends paid	(34.8)	(30.4)
Proceeds from exercise of stock options	0.2	0.6
Shares withheld for employees' income tax obligations	(12.7)	(7.1)
Net Cash Provided by Financing Activities	391.8	2.1
Net Increase (Decrease) in Cash and Cash Equivalents	403.0	(7.5)
Cash and Cash Equivalents, beginning of period	21.0	44.9
Cash and Cash Equivalents, end of period	$424.0	$37.4

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	62.5	$0.6	$3,396.1	$(143.6)	$1,693.3	$4,946.4	$3.0	$4,949.4
Consolidated net earnings	—	—	—	—	42.9	42.9	—	42.9
Other comprehensive earnings, net of tax	—	—	—	3.2	—	3.2	—	3.2
Dividends declared ($0.48 per share)	—	—	—	—	(30.4)	(30.4)	—	(30.4)
Issuances of common stock for stock award plans	0.1	—	3.9	—	—	3.9	—	3.9
Shares withheld for employees' income tax obligations	—	—	(7.1)	—	—	(7.1)	—	(7.1)
Stock-based compensation expense	—	—	13.5	—	—	13.5	—	13.5
Balance at March 31, 2019	62.6	$0.6	$3,406.4	$(140.4)	$1,705.8	$4,972.4	$3.0	$4,975.4

Balance at December 31, 2019	62.4	$0.6	$3,418.8	$(145.8)	$2,077.2	$5,350.8	$2.5	$5,353.3
Consolidated net earnings	—	—	—	—	25.9	25.9	—	25.9
Other comprehensive earnings, net of tax	—	—	—	0.4	—	0.4	—	0.4
Dividends declared ($0.55 per share)	—	—	—	—	(34.5)	(34.5)	—	(34.5)
Issuances of common stock for stock award plans	—	—	4.5	—	—	4.5	—	4.5
Shares withheld for employees' income tax obligations	—	—	(12.7)	—	—	(12.7)	—	(12.7)
Repurchases of common stock	(0.2)	—			(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	12.5	—	—	12.5	—	12.5
Balance at March 31, 2020	62.2	$0.6	$3,423.1	$(145.4)	$2,018.6	$5,296.9	$2.5	$5,299.4

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and the Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

Effective January 1, 2020, the Company moved the management of its one quarry in the state of Washington from the Mid-America Group to the West Group, resulting in an immaterial change to its reportable segments. The Company’s Building Materials business includes three reportable segments: the Mid-America Group, the Southeast Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia and West Virginia	Alabama, Florida, Georgia, southwestern South Carolina, Tennessee, Nova Scotia and The Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah, Wyoming and Washington

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

The Company has a Magnesia Specialties business with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel and mining industries.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2020 are not indicative of the results expected for other interim periods or the full year. The consolidated balance

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the Company’s consolidated financial statements requires management to make certain estimates and assumptions about future events.  As future events and their effects, including the impact of the coronavirus (COVID-19) pandemic and the related societal response, cannot be fully determined with precision, actual results could differ significantly from estimates. Changes in estimates are reflected in the consolidated financial statements in the period in which the change in estimate occurs.

New Accounting Pronouncement

Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which includes a current expected credit loss (CECL) model that requires an entity to estimate credit losses expected over the life of an exposure or pool of exposures based on historical information, current information and reasonable and supportable forecasts at the time the asset is recognized and is remeasured at each reporting period. ASU 2016-13 primarily relates to the Company’s receivables, but the scope also includes retainage and contract assets related to its paving business. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position or statement of earnings and comprehensive earnings. The Company amended its allowance for credit losses policy, which follows, for the implementation of ASU 2016-13.

The Company records an allowance for credit losses, which includes a provision for probable losses based on historical write-offs and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for receivables as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in earnings in the period in which the change occurs.  The Company writes-off accounts receivable when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings/loss and accumulated other comprehensive loss consist of consolidated net earnings or loss; adjustments for the funded status of pension and postretirement benefit plans; and foreign currency translation adjustments; and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Millions)
Net earnings attributable to Martin Marietta Materials, Inc.	$25.9	$42.9
Other comprehensive earnings, net of tax	0.4	3.2
Comprehensive earnings attributable to Martin Marietta Materials, Inc.	$26.3	$46.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2020
Balance at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive loss before reclassifications, net of tax	—	(2.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.5	—	2.5
Other comprehensive earnings (loss), net of tax	2.5	(2.1)	0.4
Balance at end of period	$(142.4)	$(3.0)	$(145.4)

	Three Months Ended March 31, 2019
Balance at beginning of period	$(141.5)	$(2.1)	$(143.6)
Other comprehensive earnings before reclassifications, net of tax	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.7	—	2.7
Other comprehensive earnings, net of tax	2.7	0.5	3.2
Balance at end of period	$(138.8)	$(1.6)	$(140.4)

Changes in net noncurrent deferred tax assets recorded in accumulated other comprehensive loss are as follows:

(Dollars in Millions)
Pension and Postretirement Benefit Plans

Three Months Ended March 31, 2020
Balance at beginning of period	$85.2
Tax effect of other comprehensive earnings	(0.8)
Balance at end of period	$84.4

Three Months Ended March 31, 2019
Balance at beginning of period	$84.2
Tax effect of other comprehensive earnings	(0.9)
Balance at end of period	$83.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings and
	2020	2019	comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$—	$(0.2)
Actuarial loss	3.3	3.8
	3.3	3.6	Other nonoperating expenses and (income), net
Tax benefit	(0.8)	(0.9)	Income tax expense (benefit)
	$2.5	$2.7

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta Materials, Inc. reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2020 and 2019, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2020	2019
	(In Millions)
Net earnings attributable to Martin Marietta Materials, Inc.	$25.9	$42.9
Less: Distributed and undistributed earnings attributable to unvested awards	—	0.1
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta Materials, Inc.	$25.9	$42.8

Basic weighted-average common shares outstanding	62.3	62.6
Effect of dilutive employee and director awards	0.2	0.2
Diluted weighted-average common shares outstanding	62.5	62.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Performance Obligations. Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time. Performance obligations within paving service agreements are satisfied over time, primarily ranging from one day to 21 months. For product revenues and freight revenues, customer payment terms are generally 30 days from invoice date. Customer payments for the paving operations are based on a contractual billing schedule and are due 30 days from invoice date.

Future revenues from unsatisfied performance obligations at March 31, 2020 and 2019 were $212.7 million and $149.4 million, respectively, where the remaining periods to complete these obligations ranged from one month to 21 months for both periods.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment. Prior-year segment information has been reclassified to conform to the reporting structure change described in Note 1.

	Three Months Ended
	March 31, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
Mid-America Group	$241.0	$19.8	$260.8
Southeast Group	116.9	4.2	121.1
West Group	473.2	37.4	510.6
Total Building Materials Business	831.1	61.4	892.5
Magnesia Specialties	59.9	5.8	65.7
Total	$891.0	$67.2	$958.2

	Three Months Ended
	March 31, 2019
	Products and Services	Freight	Total
	(Dollars in Millions)
Mid-America Group	$229.6	$18.5	$248.1
Southeast Group	115.3	3.9	119.2
West Group	464.2	33.4	497.6
Total Building Materials Business	809.1	55.8	864.9
Magnesia Specialties	69.2	4.9	74.1
Total	$878.3	$60.7	$939.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Service revenues, which include paving operations located in Colorado, were $14.5 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

(Dollars in Millions)	March 31, 2020	December 31, 2019
Costs in excess of billings	$3.8	$2.8
Billings in excess of costs	$5.4	$7.8

Revenues recognized from the beginning balance of contract liabilities for the three months ended March 31, 2020 and 2019 were $4.4 million and $3.8 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included in other current assets on the Company’s consolidated balance sheets, retainage was $8.5 million and $10.2 million at March 31, 2020 and December 31, 2019, respectively.

Warranties. The Company’s construction contracts generally contain warranty provisions typically for a period of nine months to one year after project completion and cover materials, design or workmanship defects. Historically, the Company has not experienced material costs for warranties. The ready mixed concrete product line carries longer warranty periods, for which the Company has accrued an estimate of warranty cost based on experience with the type of work and any known risks relative to the project. In total, warranty costs were not material to the Company’s consolidated results of operations for the three months ended March 31, 2020 and 2019.

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
3.	Inventories, Net

	March 31,	December 31,
	2020	2019
	(Dollars in Millions)
Finished products	$657.1	$643.6
Products in process	40.2	41.9
Raw materials	36.7	32.4
Supplies and expendable parts	140.5	141.5
	874.5	859.4
Less: Allowances	(174.0)	(168.6)
Total	$700.5	$690.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Long-Term Debt

	March 31,	December 31,
	2020	2019
	(Dollars in Millions)
4.25% Senior Notes, due 2024	$397.2	$397.0
7% Debentures, due 2025	124.4	124.4
3.450% Senior Notes, due 2027	297.3	297.3
3.500% Senior Notes, due 2027	495.4	495.3
2.500% Senior Notes, due 2030	489.5	—
6.25% Senior Notes, due 2037	228.2	228.1
4.250% Senior Notes, due 2047	591.7	591.7
Floating Rate Senior Notes, due 2020, interest rate of 2.33% and 2.55% at March 31, 2020 and December 31, 2019, respectively	299.9	299.7
Trade Receivable Facility, interest rate of 2.31% and 2.42% at March 31, 2020 and December 31, 2019, respectively	340.0	340.0
Other notes	0.2	0.1
Total debt	3,263.8	2,773.6
Less: Current maturities of long-term debt and short-term facilities	(639.9)	(340.0)
Long-term debt	$2,623.9	$2,433.6

On March 5, 2020, the Company issued $500 million aggregate principal amount of 2.500% Senior Notes due 2030 (the 2.500% Senior Notes). The 2.500% Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The 2.500% Senior Notes are redeemable prior to December 15, 2029 at their make-whole redemption price at a discount rate of the U.S. Treasury Rate plus 30 basis points, or on or after December 15, 2029 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company intends to use the net proceeds for general corporate purposes, including the repayment at maturity of $300 million of existing Floating Rate Notes due May 2020, which was classified as current long-term debt on the consolidated balance sheet at March 31, 2020. At December 31, 2019, the Floating Rate Senior Notes due May 2020 were classified as noncurrent long-term debt on the consolidated balance sheet as the Company had the intent and ability to refinance the notes on a long-term basis.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) which matures on September 23, 2020. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to one-month London Interbank Offered Rate, or LIBOR, plus 0.725%, subject to change in the event that this rate no longer reflects the lender’s cost of lending.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, Deutsche Bank Securities, Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Revolving Facility at March 31, 2020 or December 31, 2019. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x.  Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this covenant at March 31, 2020.

The Revolving Facility expires on December 5, 2024, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.3 million of outstanding letters of credit issued under the Revolving Facility at March 31, 2020 and December 31, 2019.
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

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $3.26 billion and $3.23 billion, respectively, at March 31, 2020 and $2.77 billion and $2.94 billion, respectively, at December 31, 2019. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings approximate their carrying amounts as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the three months ended March 31, 2020, the low effective income tax rate of 0.6% was primarily attributable to a $6.9 million discrete benefit from financing third-party railroad maintenance. In exchange, the Company received a federal income tax credit and deduction.  For the three months ended March 31, 2019, the effective income tax rate included a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation, contributing to an overall income tax benefit of $5.0 million.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in Millions)
Service cost	$9.7	$7.9	$—	$—
Interest cost	9.2	9.4	0.1	0.1
Expected return on assets	(14.6)	(12.0)	—	—
Amortization of:
Prior service cost (credit)	0.2	—	(0.2)	(0.2)
Actuarial loss (gain)	3.3	3.9	—	(0.1)
Net periodic benefit cost (credit)	$7.8	$9.2	$(0.1)	$(0.2)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses. All other components are included in other nonoperating expenses and (income), net, in the consolidated statements of earnings and comprehensive earnings.
8.	Commitments and Contingencies

Legal and Administrative Proceedings

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities, including matters relating to the protection of the environment. The Company considers various factors in assessing the probable outcome of each matter, including but not limited to the nature of existing legal proceedings and claims, the asserted or possible damages, which court the case is in and whether it is a jury trial, the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company’s experience in similar cases and the experience of other companies, the facts available to the Company at the time of assessment, and how the Company intends to respond to the proceeding or claim. The Company’s assessment of these factors may change over time as proceedings or claims progress. The Company believes the probability is remote that the outcome of any currently pending legal or administrative proceeding will result in a material loss to the Company as a whole, based on currently available facts.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $11.2 million was outstanding as of March 31, 2020 and has a maturity date of March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of March 31, 2020 and December 31, 2019.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At March 31, 2020, the Company was contingently liable for $32.9 million in letters of credit, of which $2.3 million were issued under the Company’s Revolving Facility.
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

The following table displays selected financial data for the Company’s reportable business segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues which represent sales from one segment to another segment, which are eliminated. Prior-year segment information has been reclassified to conform to the reporting structure change described in Note 1.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Millions)
Total revenues:
Mid-America Group	$260.8	$248.1
Southeast Group	121.1	119.2
West Group	510.6	497.6
Total Building Materials Business	892.5	864.9
Magnesia Specialties	65.7	74.1
Total	$958.2	$939.0

Products and services revenues:
Mid-America Group	$241.0	$229.6
Southeast Group	116.9	115.3
West Group	473.2	464.2
Total Building Materials Business	831.1	809.1
Magnesia Specialties	59.9	69.2
Total	$891.0	$878.3

Earnings (Loss) from operations:
Mid-America Group	$20.8	$30.6
Southeast Group	14.0	21.1
West Group	22.7	20.3
Total Building Materials Business	57.5	72.0
Magnesia Specialties	21.7	22.6
Corporate	(21.4)	(25.4)
Total	$57.8	$69.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

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

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$570.3	$544.9
Cement	106.6	99.0
Ready mixed concrete	189.7	211.2
Asphalt and paving services	18.1	12.4
Less: interproduct revenues	(53.6)	(58.4)
Products and services	831.1	809.1
Freight	61.4	55.8
Total Building Materials Business	892.5	864.9
Magnesia Specialties:
Products and services	59.9	69.2
Freight	5.8	4.9
Total Magnesia Specialties	65.7	74.1
Total	$958.2	$939.0

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$93.4	$98.0
Cement	27.3	13.8
Ready mixed concrete	5.9	14.5
Asphalt and paving services	(8.1)	(8.3)
Products and services	118.5	118.0
Freight	(0.3)	(0.2)
Total Building Materials Business	118.2	117.8
Magnesia Specialties:
Products and services	26.1	26.5
Freight	(0.9)	(1.0)
Total Magnesia Specialties	25.2	25.5
Corporate	(1.0)	(0.4)
Total	$142.4	$142.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	March 31,
	2020	2019
	(Dollars in Millions)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$21.4	$20.6
Accrued proceeds from company-owned life insurance benefits	$0.8	$—
Acquisition of assets through swap	$—	$1.1
Receivable issued in connection with sale of property, plant and equipment	$—	$1.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.7	$16.9
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$0.2

Supplemental disclosures of cash flow information are as follows:

	March 31,
	2020	2019
	(Dollars in Millions)
Cash paid for interest	$11.9	$17.8
Cash paid for income taxes	$1.4	$3.9

During the quarter ended March 31, 2020, the Company repaid $7.2 million of loans related to its company-owned life insurance policies.  The repayment is included in the ‘Investments in life insurance contracts, net’ in the investing activities of the consolidated statement of cash flows.
12.	Other Operating Expenses and (Income), Net

Other operating expenses and (income), net, for the quarter ended March 31, 2020, reflects higher bad debt expense and lower gains on sales of assets compared with the prior-year period. Additionally, other operating expenses and (income), net, for the three months ended March 31, 2019, reflects the reversal of $4.2 million of accruals for unclaimed property contingencies.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and the Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

Effective January 1, 2020, the Company moved the management of its one quarry in the state of Washington from the Mid-America Group to the West Group, resulting in an immaterial change to its reportable segments. The Company conducts its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	Mid-America Group	Southeast Group	West Group
Operating Locations	Indiana, Iowa, northern Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia and West Virginia	Alabama, Florida, Georgia, southwestern South Carolina, Tennessee, Nova Scotia and The Bahamas	Arkansas, Colorado, southern Kansas, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah, Wyoming and Washington

Product Lines	Aggregates	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Plant Types	Quarries, Mines and Distribution Facilities	Quarries, Mines and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck and Railcar	Truck, Railcar and Ship	Truck and Railcar

The Company also has a Magnesia Specialties business that produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industries.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2019. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2020.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall.  Thus, production and shipment levels vary by quarter.  Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize production, shipments and profitability in all markets served by the Company.  Due to the potentially significant impact on the Company’s operations of weather and the coronavirus (COVID-19) pandemic, including governmental responses to prevent further outbreak of COVID-19 and other matters, current period results are not indicative of expected performance for other interim periods or the full year.

Earnings before interest; income taxes; depreciation, depletion and amortization; and the earnings/loss from nonconsolidated equity affiliates (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by accounting principles generally accepted in the United States and, as such, should not be construed as an alternative to net earnings, operating earnings or operating cash flow. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance and is a measure used by management to evaluate the Company’s performance. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable with similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta Materials, Inc. to consolidated Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2020	2019(1)
	(Dollars in Millions)
Net Earnings Attributable to Martin Marietta Materials, Inc.	$25.9	$42.9
Add back (deduct):
Interest expense, net of interest income	29.6	32.8
Income tax expense (benefit) for controlling interests	0.1	(5.0)
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	93.4	87.5
Consolidated Adjusted EBITDA	$149.0	$158.2

(1) 2019 EBITDA, when compared with the amount presented in the first quarter 2019 earnings release, has been restated to conform to the 2020 calculation methodology.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

Financial highlights for the quarter ended March 31, 2020 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $958.2 million compared with $939.0 million, an increase of 2%
♦	Building Materials business products and services revenues of $831.1 million compared with $809.1 million, and Magnesia Specialties products revenues of $59.9 million compared with $69.2 million
♦	Consolidated gross profit of $142.4 million compared with $142.9 million
♦	Consolidated earnings from operations of $57.8 million compared with $69.2 million
♦	Net earnings attributable to Martin Marietta of $25.9 million compared with $42.9 million
♦	Consolidated Adjusted EBITDA of $149.0 million compared with $158.2 million
♦	Earnings per diluted share of $0.41 compared with $0.68

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended March 31, 2020 and 2019. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. The Company’s two cold mix asphalt plants have been reclassified from the asphalt and paving product line to the aggregates product line. These operations did not represent a material amount of product revenues and gross profit. Prior-year information has been reclassified to conform to the presentation of the Company’s current reportable product lines. Additionally, prior-year segment information has been reclassified to conform to the operations and management reporting structure change effective January 1, 2020 (see Note 1 to financial statements).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$241.0		$229.6
Southeast Group
Aggregates	116.9		115.3
West Group
Aggregates	212.4		200.0
Cement	106.6		99.0
Ready mixed concrete	189.7		211.2
Asphalt and paving	18.1		12.4
Less: Interproduct revenues	(53.6)		(58.4)
West Group Total	473.2		464.2
Products and services	831.1		809.1
Freight	61.4		55.8
Total Building Materials Business	892.5		864.9
Magnesia Specialties Business:
Products	59.9		69.2
Freight	5.8		4.9
Total Magnesia Specialties Business	65.7		74.1
Total	$958.2		$939.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$38.0	15.8	$45.0	19.6
Southeast Group
Aggregates	21.9	18.7	26.5	23.0
West Group
Aggregates	33.5	15.8	26.5	13.3
Cement	27.3	25.6	13.8	13.9
Ready mixed concrete	5.9	3.1	14.5	6.9
Asphalt and paving	(8.1)		(8.3)
West Group Total	58.6	12.4	46.5	10.0
Products and services	118.5	14.3	118.0	14.6
Freight	(0.3)		(0.2)
Total Building Materials Business	118.2	13.2	117.8	13.6
Magnesia Specialties Business:
Products	26.1	43.5	26.5	38.5
Freight	(0.9)		(1.0)
Total Magnesia Specialties Business	25.2	38.4	25.5	34.5
Corporate	(1.0)		(0.4)
Total	$142.4	14.9	$142.9	15.2

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, quarter ended March 31, 2019	$98.0
Volume	2.6
Pricing	14.8
Operational performance (1)	(22.0)
Change in aggregates products gross profit	(4.6)
Aggregates products gross profit, quarter ended March 31, 2020	$93.4
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$17.8		$15.6
Southeast Group	6.9		5.3
West Group	33.4		29.3
Total Building Materials Business	58.1		50.2
Magnesia Specialties	3.5		2.9
Corporate	17.1		25.2
Total	$78.7	8.2	$78.3	8.3

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$20.8		$30.6
Southeast Group	14.0		21.1
West Group	22.7		20.3
Total Building Materials Business	57.5		72.0
Magnesia Specialties	21.7		22.6
Corporate	(21.4)		(25.4)
Total	$57.8	6.0	$69.2	7.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	March 31, 2020
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	4.3%	1.4%
Southeast Group	(3.2)%	4.7%
West Group	2.5%	3.7%
Total Aggregates Operations(2)	2.3%	2.7%

	Three Months Ended
	March 31,
	2020	2019
	(Tons in Millions)
Shipments
Mid-America Group	16.5	15.8
Southeast Group	6.2	6.4
West Group	15.6	15.2
Total Aggregates Operations(2)	38.3	37.4

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Shipments for the Mid-America Group increased 4.3%. Robust warehouse and data center construction activity in Iowa and Indiana more than offset the anticipated lower infrastructure shipments in North Carolina. Geographic mix limited pricing growth to 1.4%. Shipments for the Southeast Group decreased 3.2% as significant rainfall hindered otherwise robust construction activity. Pricing growth of 4.7% reflected the underlying strength of the North Georgia and Florida markets. West Group shipments increased 2.5%, with double-digit growth in Colorado partially offset by weather-impacted construction delays in Texas. Pricing improved 3.7%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

The following table presents shipments data for the Building Materials business by product line.

	Three Months Ended
	March 31,
	2020	2019
Shipments
Aggregates (in millions):
Tons to external customers	36.0	35.4
Internal tons used in other product lines	2.3	2.0
Total aggregates tons	38.3	37.4

Cement (in millions):
Tons to external customers	0.7	0.6
Internal tons used in ready mixed concrete	0.2	0.3
Total cement tons	0.9	0.9

Ready Mixed Concrete (in millions of cubic yards)	1.7	1.9

Asphalt (in millions):
Tons to external customers	0.1	—
Internal tons used in paving business	0.1	0.1
Total asphalt tons	0.2	0.1

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	March 31,
	2020	2019	% Change
Aggregates (per ton)	$14.80	$14.42	2.7%
Cement (per ton)	$113.77	$110.93	2.6%
Ready Mixed Concrete (per cubic yard)	$114.35	$109.28	4.6%
Asphalt (per ton)	$45.43	$45.92	(1.1)%

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased, driven by large projects in Texas, Colorado, Iowa and Indiana. The infrastructure market accounted for 32% of first-quarter aggregates shipments, which is below the Company’s most recent ten-year annual average of 45% but consistent with historical first-quarter trends.

Aggregates shipments to the nonresidential market increased modestly following double-digit growth in commercial and heavy industrial construction activity in the prior-year quarter. The Company continued to benefit from distribution center, warehouse and data center projects in key geographies, including Texas, Colorado, Georgia, Florida and Iowa, as well as the early phases of several large energy-sector projects along the Gulf Coast. The nonresidential market represented 36% of first-quarter aggregates shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

Aggregates shipments to the residential market declined slightly when compared with the robust growth in homebuilding activity in the prior-year quarter. Ongoing homebuilding activity in Texas and Georgia was hindered by significant rainfall during first-quarter 2020. The residential market accounted for 25% of first-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 7% of first-quarter aggregates shipments. Volumes to this end use increased, driven by improved ballast shipments to the Class I western railroads and higher agricultural lime shipments.

Building Materials Business Product Lines

First-quarter aggregates shipments and pricing increased 2.3% and 2.7%, respectively, compared with the prior-year period. Aggregates product gross margin declined 160 basis points to 16.4%, despite improved operating leverage, largely driven by a $15.2 million, or 260 basis points, year-over-year impact of lower unit production costs on aggregates inventory standards.

First-quarter cement shipments increased 5.2% and pricing improved 2.6% compared with the prior-year period. Pricing gains and production efficiencies from increased shipment and production levels, coupled with lower maintenance costs, contributed to the 1,170-basis-point expansion in cement product gross margin to 25.6%.

Ready mixed concrete pricing improved 4.6% while shipments declined 14.1% in the first quarter as compared with the prior-year period, primarily attributable to weather-impacted project delays in Texas that more than offset double-digit growth in Colorado. Asphalt volume increased 80.6% attributable to favorable weather compared with the prior-year period. Asphalt pricing decreased 1.1% due to unfavorable product mix.

Magnesia Specialties Business

Magnesia Specialties product revenues decreased 13.4% to $59.9 million, consistent with expectations and driven by continued declines in chemicals products as international customers rationalize inventory levels. Lime shipments to the steel industry were flat. Product gross profit was $26.1 million compared with $26.6 million. Product gross margin improved 500 basis points to 43.5% due to lower energy costs and effective cost control measures. Earnings from operations were $21.7 million compared with $22.6 million.

Consolidated Operating Results

Consolidated SG&A was 8.2% of total revenues compared with 8.3% in the prior-year quarter. Earnings from operations for the quarter were $57.8 million in 2020 compared with $69.2 million in 2019.

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating expenses and income, net, was an expense of $5.6 million in 2020 and income of $4.7 million in 2019. The expense in 2020 included higher bad debt expense and lower gains on sales of assets compared with the prior year.  The income in 2019 reflected the reversal of $4.2 million of accruals for unclaimed property contingencies.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

Other nonoperating income and expenses, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income and expenses.  For the first quarter, other nonoperating expenses and income, net, was expense of $2.0 million and income of $1.6 million in 2020 and 2019, respectively. The 2020 expense included $5.6 million to finance third-party railroad maintenance.

Income Tax Expense (Benefit)

For the three months ended March 31, 2020, the effective income tax rate included a $6.9 million discrete benefit from financing third-party railroad maintenance. In exchange, the Company received a federal income tax credit and deduction. For the three months ended March 31, 2019, the effective income tax rate included a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation, contributing to an overall income tax benefit of $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, cash provided by operating activities was $106.7 million in 2020 compared with $117.9 million in 2019.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Millions)
Depreciation	$83.1	$78.1
Depletion	7.0	5.9
Amortization	4.9	5.2
Total	$95.0	$89.2

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2019 net cash provided by operating activities was $966.1 million.

During the three months ended March 31, 2020, the Company paid $104.1 million for capital investments.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 210,616 shares of common stock during the first three months of 2020, at an aggregate cost of $50.0 million.  At March 31, 2020, 13,520,952 shares of common stock were remaining under the Company’s repurchase authorization.  Future share repurchases are at the discretion of management and have been temporarily suspended as of March 2020 in light of the COVID-19 pandemic subject to management’s determination to resume repurchases.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

On March 5, 2020, the Company issued $500 million aggregate principal amount of 2.500% Senior Notes due 2030 (the 2.500% Senior Notes). The 2.500% Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The 2.500% Senior Notes are redeemable prior to December 15, 2029 at their make-whole redemption price at a discount rate of the U.S. Treasury Rate plus 30 basis points, or on or after December 15, 2029 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company intends to use the net proceeds for general corporate purposes, including the repayment at maturity of $300 million of existing floating rate notes due May 2020.

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility), which expires on December 5, 2024. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the $400 million trade receivable securitization facility (the Trade Receivable Facility) held by the Company’s wholly-owned special-purpose subsidiary, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.

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

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

At March 31, 2020, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.56 times and was calculated as follows:

April 1, 2019 to
March 31, 2020
(Dollars in Millions)
Earnings from continuing operations attributable to Martin Marietta	$595.0
Add back:
Income tax expense	141.4
Interest expense	126.2
Depreciation, depletion and amortization expense and noncash nonconsolidated equity affiliate adjustment	389.2
Stock-based compensation expense	33.1

Deduct:
Interest income	(0.5)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,284.4
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at March 31, 2020	$3,283.0
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at March 31, 2020 for the trailing-twelve months EBITDA	2.56 times

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

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock when the repurchase program is resumed and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At March 31, 2020, the Company had $757.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility matures on December 5, 2024 and the Trade Receivable Facility expires September 23, 2020. The Company has $300 million of floating rate senior notes due in May 2020. Historically, the Company has successfully extended the maturity dates of these credit facilities.  Further, other than the $300 million Floating Rate Senior Notes that mature in May 2020, for which the Company issued new 10-year notes in March 2020 to fund their repayment, the Company does not have any publicly-traded debt that matures prior to 2024.  While the future impact of the COVID-19 pandemic is not currently quantifiable, management believes the Company’s liquidity is sufficient to meet its cash flow needs through the foreseeable future.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020 and provides liquidity support for businesses.  The CARES Act allows the Company to defer the payment of the 6.2% employer share of Social Security taxes for the period from March 27, 2020 through December 31, 2020.  Half of the deferred obligation will be due December 31, 2021 and the remaining half will be due December 31, 2022.  There will be no interest assessed on amounts deferred.  The Company estimates it will defer payment of approximately $25 million under this provision.

The CARES Act also provides a quarterly refundable employee retention credit if companies suspend operations due to government restrictions or experience a 50% or more decline in quarterly revenues compared with the prior-year quarter.  The credit is equal to 50% of qualified wages, up to $10,000 per employee who is not performing services to the Company.  While the Company has had minimal short-term shutdowns related to the COVID-19 pandemic such that the Company has not utilized this aid, if future shutdowns are mandated and more extensive, the Company would be eligible to claim this credit.

The CARES Act also includes other provisions, including increasing the interest expense deduction limitation to 50% of adjusted taxable income and providing a credit facility for investment-grade companies. The Company does not currently expect the interest expense deduction provision to result in a change in its ability to take a full income tax deduction.  The Company also believes it has adequate liquidity and does not currently expect to utilize the credit facility.

Additionally, the Internal Revenue Service and many of the state revenue departments have issued guidance allowing companies to defer tax payments normally due on or after April 1, 2020 but before July 15, 2020 to July 15, 2020. As such, the Company has elected to defer the majority of its 2020 estimated income tax payments that were due April 15, 2020 until July 15, 2020, and plans to defer its second quarter 2020 estimated tax payments from June 15, 2020 to July 15, 2020.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2019.  Management continues to evaluate its exposure to all operating risks on an ongoing basis. A discussion of risks and uncertainties related to the COVID-19 pandemic are included in Part II, Item 1A Risk Factors of this report.

OUTLOOK

Of the Company’s three primary end uses, the outlook for infrastructure construction, particularly for aggregates-intensive highways and streets, is expected to be the most near-term resilient. While the majority of the United States has currently been ordered to shelter in place, most state Departments of Transportation (DOTs) are currently operational and continue to advance current and planned transportation projects, capitalizing on the reduction of vehicles on the road and related traffic congestion. Florida, for example, recently announced plans to accelerate $2.1 billion of critical transportation projects. That said, state DOTs are experiencing lower tax revenue collections and states may have other short-term funding needs relating to the COVID-19 impact that may impact decrease the scale and/or postpone the timing of future construction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impact of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions; the duration, impact and severity of the impact of the COVID-19 pandemic on the Company, including the markets in which the Company does business, its suppliers, customers or other business partners as well as the Company’s employees; the economic impact of government responses to the pandemic; the performance of the United States economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities imposed to prevent further outbreak of COVID-19; shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa and Maryland; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas; increasing residential mortgage rates and other factors

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; whether the Company’s operations will continue to be treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19 or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and other periodic filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2020

(Continued)

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2019, by writing to:

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The impact of the COVID-19 pandemic on the global and domestic economy is currently not fully known.  The Company’s operations have to date been considered “essential” operations under applicable governmental orders that restrict activities in an effort to prevent further outbreak of COVID-19. As such, the Company is conducting business with certain modifications, including having non-operational personnel working remotely; limiting site access to necessary employees and critical third parties; engaging medical experts to screen those who may have had COVID-19 exposure before allowing access to sites; enhancing the cleaning and disinfection of equipment and common areas, including engaging third-party specialists to disinfect work spaces; and issuing a quarantine policy requiring employees with COVID-19 symptoms to stay home for at least 14 days, among other things.  The Company continues to actively monitor the situation and may take further actions that alter its business operations including any that may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, suppliers, vendors, communities and other stakeholders.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working and stay-at-home orders and other guidelines are reducing miles driven, which is having a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty. Additionally, homebuilders may be reluctant to commence new housing development projects until there is greater clarity on the overall economic impact of COVID-19. The residential construction market accounted for 22% of the Company’s aggregates shipments in 2019 and 25% in the first quarter of 2020.

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

Variable-Rate Borrowing Facilities. At March 31, 2020, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. The Company also has $300 million variable-rate senior notes which matures May 2020.  Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $640 million, which was the collective outstanding balance at March 31, 2020, would increase interest expense by $6.4 million on an annual basis.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. While U.S Treasury yields declined in March 2020 due to the economic impact of COVID-19, high-quality corporate bond yields did not fluctuate as significantly as U.S. Treasury yields during the quarter ended March 31, 2020.  However, the fair value of the Company’s pension assets has declined during the first quarter.  Unless an event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2020.  Any decrease in pension asset values will negatively impact 2021 pension expense.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

(Continued)

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering a majority of its 2020 coal requirements.  Energy costs for the three months ended March 31, 2020 decreased approximately 2.9% compared with the prior-year period due to the devaluation of crude oil starting in 2020; however, any future energy prices cannot be reliably predicted.  A hypothetical 2.9% change in the Company’s energy prices for the full year 2020 as compared with 2019, assuming constant volumes, would change full year 2020 energy expense by $8.1 million.

Commodity Risk. Cement is a commodity, and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming full year 2019 total product revenues for cement of $439 million, a hypothetical 10% change in sales price would impact total revenues by $43.9 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which the Company is involved are discussed in Note O to the consolidated financial statements and Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. See also Note 8 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

The Company’s businesses could be adversely affected by the ongoing COVID-19 pandemic, or any other outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response.

The Company could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions. In or around December 2019, a novel strain of coronavirus (COVID-19) was initially reported and in March 2020, the World Health Organization declared COVID-19 a global pandemic. The spreading of COVID-19 and the related governmental orders limiting individuals’ movements and social gatherings as well as requiring many businesses to close for an undetermined period of time are negatively impacting economic activity, consumer confidence and discretionary spending, and market conditions.  Further, COVID-19 could continue to negatively affect the health of the Company’s employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials, and the ability to transport materials via the Company’s distribution network. While the Company’s operations have been treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time. The Company is monitoring the impact of COVID-19 on its operations and on the demand for its products. Due to economic uncertainty related to COVID-19, contractors and customers may delay advancing, or ultimately cancel, building projects. In addition, reduced travel due to remote working and stay-at-home practices, including as a result of governmental orders restricting activity, may continue to negatively impact fuel tax revenues that fund highway projects. While the Company does not currently expect that the virus will have a material adverse effect on its liquidity, it is unable to accurately and fully predict the impact that the COVID-19 will have on its results of operations due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and other third-parties in response to COVID-19 and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate.

Other than the item listed above, there have been no material changes in the risk factors disclosed in Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2019.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

PART II- OTHER INFORMATION

(Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	13,731,568
February 1, 2020 - February 28, 2020	88,600	$234.48	88,600	13,642,968
March 1, 2020 - March 31, 2020	122,016	$239.52	122,016	13,520,952
Total	210,616		210,616

Reference is made to the press release dated February 10, 2015 for the December 31, 2014 fourth-quarter and full-year results and announcement of the share repurchase program. The Company’s Board of Directors authorized a maximum of 20 million shares to be repurchased under the program.  The program does not have an expiration date but has been temporarily suspended in light of the COVID-19 pandemic.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2020

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

4.1

Third Supplemental Indenture, dated as of March 16, 2020, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the Senior Notes issued by the Company on March 16, 2020, in the form of $500 million aggregate principal amount of 2.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on March 16, 2020 (Commission File No. 1-12744))

4.2	Form of 2.500% Senior Notes due 2030 (contained in Exhibit 4.1)

31.01	Certification dated May 5, 2020 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 5, 2020 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 5, 2020 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 5, 2020 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 5, 2020	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer