Form 10-Q
period 2020-06-30
MARTIN MARIETTA MATERIALS INC
filed 2020-07-28
CIK 916076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 21, 2020
Common Stock, $0.01 par value	62,268,855

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Dollars in Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$70.1	$21.0
Accounts receivable, net	690.4	573.7
Inventories, net	712.9	690.8
Other current assets	113.7	141.2
Total Current Assets	1,587.1	1,426.7

Property, plant and equipment	8,737.8	8,633.5
Allowances for depreciation, depletion and amortization	(3,577.3)	(3,427.5)
Net property, plant and equipment	5,160.5	5,206.0
Goodwill	2,397.5	2,396.8
Other intangibles, net	481.0	486.8
Operating lease right-of-use assets, net	468.0	481.9
Other noncurrent assets	132.5	133.4
Total Assets	$10,226.6	$10,131.6

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$197.2	$229.6
Accrued salaries, benefits and payroll taxes	43.4	56.7
Accrued insurance and other taxes	58.2	63.1
Current maturities of long-term debt and short-term facilities	130.0	340.0
Operating lease liabilities	51.4	52.7
Other current liabilities	115.1	96.4
Total Current Liabilities	595.3	838.5

Long-term debt	2,624.5	2,433.6
Deferred income taxes, net	741.2	733.0
Noncurrent operating lease liabilities	420.7	433.9
Other noncurrent liabilities	351.3	339.3
Total Liabilities	4,733.0	4,778.3

Equity:
Common stock, par value $0.01 per share	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,431.0	3,418.8
Accumulated other comprehensive loss	(142.2)	(145.8)
Retained earnings	2,201.7	2,077.2
Total Shareholders' Equity	5,491.1	5,350.8
Noncontrolling interests	2.5	2.5
Total Equity	5,493.6	5,353.3
Total Liabilities and Equity	$10,226.6	$10,131.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Millions, Except Per Share Data)
Products and services revenues	$1,189.5	$1,196.1	$2,080.5	$2,074.4
Freight revenues	81.1	83.4	148.4	144.0
Total Revenues	1,270.6	1,279.5	2,228.9	2,218.4

Cost of revenues - products and services	807.4	838.3	1,554.8	1,572.5
Cost of revenues - freight	82.7	84.3	151.2	146.1
Total Cost of Revenues	890.1	922.6	1,706.0	1,718.6

Gross Profit	380.5	356.9	522.9	499.8

Selling, general & administrative expenses	71.2	72.4	149.9	150.7
Acquisition-related expenses	0.5	—	0.8	0.2
Other operating expenses and (income), net	2.4	(1.4)	8.0	(6.2)
Earnings from Operations	306.4	285.9	364.2	355.1

Interest expense	31.2	33.3	61.0	66.2
Other nonoperating (income) and expenses, net	(3.8)	13.2	(1.9)	11.7
Earnings before income tax expense	279.0	239.4	305.1	277.2
Income tax expense	61.4	49.9	61.6	44.9
Consolidated net earnings	217.6	189.5	243.5	232.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net Earnings Attributable to Martin Marietta Materials, Inc.	$217.6	$189.5	$243.5	$232.3

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$220.8	$192.5	$247.1	$238.6
Earnings attributable to noncontrolling interests	—	—	—	—
	$220.8	$192.5	$247.1	$238.6
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$3.49	$3.02	$3.91	$3.71
Diluted attributable to common shareholders	$3.49	$3.01	$3.90	$3.69

Weighted-Average Common Shares Outstanding:
Basic	62.3	62.6	62.3	62.6
Diluted	62.3	62.7	62.4	62.7

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$243.5	$232.3
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	193.4	182.0
Stock-based compensation expense	19.7	22.3
Gain on divestitures and sales of assets	(3.1)	(3.9)
Deferred income taxes	6.6	(6.4)
Other items, net	1.2	14.9
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(117.4)	(187.1)
Inventories, net	(21.7)	15.7
Accounts payable	(0.5)	36.6
Other assets and liabilities, net	51.5	27.3
Net Cash Provided by Operating Activities	373.2	333.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(175.7)	(207.4)
Acquisitions, net	(2.3)	—
Proceeds from divestitures and sales of assets	17.9	6.0
Investments in life insurance contracts, net	(6.2)	0.5
Other investing activities, net	(4.5)	(1.0)
Net Cash Used for Investing Activities	(170.8)	(201.9)

Cash Flows from Financing Activities:
Borrowings of debt	618.0	165.0
Repayments of debt	(637.0)	(170.0)
Payments on financing leases	(1.6)	(1.8)
Debt issuance costs	(1.7)	—
Distributions to owners of noncontrolling interest	—	(0.6)
Repurchases of common stock	(50.0)	(50.0)
Dividends paid	(69.4)	(60.6)
Proceeds from exercise of stock options	1.3	7.1
Shares withheld for employees' income tax obligations	(12.9)	(12.2)
Net Cash Used for Financing Activities	(153.3)	(123.1)
Net Increase in Cash and Cash Equivalents	49.1	8.7
Cash and Cash Equivalents, beginning of period	21.0	44.9
Cash and Cash Equivalents, end of period	$70.1	$53.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	62.2	$0.6	$3,423.1	$(145.4)	$2,018.6	$5,296.9	$2.5	$5,299.4
Consolidated net earnings	—	—	—	—	217.6	217.6	—	217.6
Other comprehensive earnings, net of tax	—	—	—	3.2	—	3.2	—	3.2
Dividends declared ($0.55 per share)	—	—	—	—	(34.5)	(34.5)	—	(34.5)
Issuances of common stock for stock award plans	0.1	—	1.1	—	—	1.1	—	1.1
Shares withheld for employees' income tax obligations	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	7.2	—	—	7.2	—	7.2
Balance at June 30, 2020	62.3	$0.6	$3,431.0	$(142.2)	$2,201.7	$5,491.1	$2.5	$5,493.6

Balance at December 31, 2019	62.4	$0.6	$3,418.8	$(145.8)	$2,077.2	$5,350.8	$2.5	$5,353.3
Consolidated net earnings	—	—	—	—	243.5	243.5	—	243.5
Other comprehensive earnings, net of tax	—	—	—	3.6	—	3.6	—	3.6
Dividends declared ($1.10 per share)	—	—	—	—	(69.0)	(69.0)	—	(69.0)
Issuances of common stock for stock award plans	0.1	—	5.6	—	—	5.6	—	5.6
Shares withheld for employees' income tax obligations	—	—	(13.1)	—	—	(13.1)	—	(13.1)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	19.7	—	—	19.7	—	19.7
Balance at June 30, 2020	62.3	$0.6	$3,431.0	$(142.2)	$2,201.7	$5,491.1	$2.5	$5,493.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	62.6	$0.6	$3,406.5	$(140.3)	$1,705.7	$4,972.5	$3.0	$4,975.5
Consolidated net earnings	—	—	—	—	189.5	189.5	—	189.5
Other comprehensive earnings, net of tax	—	—	—	3.0	—	3.0	—	3.0
Dividends declared ($0.48 per share)	—	—	—	—	(30.2)	(30.2)	—	(30.2)
Issuances of common stock for stock award plans	—	—	6.5	—	—	6.5	—	6.5
Shares withheld for employees' income tax obligations	—	—	(5.1)	—	—	(5.1)	—	(5.1)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	8.7	—	—	8.7	—	8.7
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2019	62.4	$0.6	$3,416.6	$(137.3)	$1,815.0	$5,094.9	$2.4	$5,097.3

Balance at December 31, 2018	62.5	$0.6	$3,396.1	$(143.6)	$1,693.3	$4,946.4	$3.0	$4,949.4
Consolidated net earnings	—	—	—	—	232.3	232.3	—	232.3
Other comprehensive earnings, net of tax	—	—	—	6.3	—	6.3	—	6.3
Dividends declared ($0.96 per share)	—	—	—	—	(60.6)	(60.6)	—	(60.6)
Issuances of common stock for stock award plans	0.1	—	10.5	—	—	10.5	—	10.5
Shares withheld for employees' income tax obligations	—	—	(12.3)	—	—	(12.3)	—	(12.3)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	22.3	—	—	22.3	—	22.3
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2019	62.4	$0.6	$3,416.6	$(137.3)	$1,815.0	$5,094.9	$2.4	$5,097.3

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2020 are not indicative of the results expected for other interim periods or the full year. The consolidated

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the Company’s consolidated financial statements requires management to make certain estimates and assumptions about future events.  As future events and their effects, including the impact of the coronavirus (COVID-19) pandemic and the related responses, cannot be fully determined with precision, actual results could differ significantly from estimates. Changes in estimates are reflected in the consolidated financial statements in the period in which the change in estimate occurs.

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

The Company records an allowance for credit losses, which includes a provision for probable losses based on historical write-offs, adjusted for current conditions as deemed necessary, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for receivables as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in earnings in the period in which the change occurs.  The Company writes-off accounts receivable when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$217.6	$189.5	$243.5	$232.3
Other comprehensive earnings, net of tax	3.2	3.0	3.6	6.3
Comprehensive earnings attributable to Martin Marietta	$220.8	$192.5	$247.1	$238.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2020
Balance at beginning of period	$(142.4)	$(3.0)	$(145.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.4	—	2.4
Other comprehensive earnings, net of tax	2.4	0.8	3.2
Balance at end of period	$(140.0)	$(2.2)	$(142.2)

	Three Months Ended June 30, 2019
Balance at beginning of period	$(138.7)	$(1.6)	$(140.3)
Other comprehensive earnings before reclassifications, net of tax	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.7	—	2.7
Other comprehensive earnings, net of tax	2.7	0.3	3.0
Balance at end of period	$(136.0)	$(1.3)	$(137.3)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2020
Balance at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive loss before reclassifications, net of tax	—	(1.3)	(1.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.9	—	4.9
Other comprehensive earnings (loss), net of tax	4.9	(1.3)	3.6
Balance at end of period	$(140.0)	$(2.2)	$(142.2)

	Six Months Ended June 30, 2019
Balance at beginning of period	$(141.5)	$(2.1)	$(143.6)
Other comprehensive earnings before reclassifications, net of tax	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	5.5	—	5.5
Other comprehensive earnings, net of tax	5.5	0.8	6.3
Balance at end of period	$(136.0)	$(1.3)	$(137.3)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Balance at beginning of period	$84.4	$83.3	$85.2	$84.2
Tax effect of other comprehensive earnings	(0.8)	(0.9)	(1.6)	(1.8)
Balance at end of period	$83.6	$82.4	$83.6	$82.4

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2020	2019	2020	2019	comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$—	$(0.2)	$(0.1)	$(0.4)
Actuarial loss	3.2	3.8	6.6	7.7
	3.2	3.6	6.5	7.3	Other nonoperating (income) and expenses, net
Tax benefit	(0.8)	(0.9)	(1.6)	(1.8)	Income tax expense
	$2.4	$2.7	$4.9	$5.5

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2020 and 2019, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Millions)
Net earnings attributable to Martin Marietta	$217.6	$189.5	$243.5	$232.3
Less: Distributed and undistributed earnings attributable to unvested awards	0.2	0.4	0.2	0.5
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta	$217.4	$189.1	$243.3	$231.8

Basic weighted-average common shares outstanding	62.3	62.6	62.3	62.6
Effect of dilutive employee and director awards	—	0.1	0.1	0.1
Diluted weighted-average common shares outstanding	62.3	62.7	62.4	62.7

2.	Revenue Recognition

Total revenues include sales of products and services to customers, net of any discounts or allowances, and freight revenues. Product revenues are recognized when control of the promised good is transferred to the customer, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and recognized using the percentage-of-completion method under the cost-to-cost approach. Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistently with the timing of the product revenues.

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

Future revenues from unsatisfied performance obligations at June 30, 2020 and 2019 were $202.7 million and $177.9 million, respectively, where the remaining periods to complete these obligations ranged from one month to 14 months and one month to 18 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment. Prior-year segment information has been reclassified to conform to the reporting structure change described in Note 1.

	Three Months Ended
	June 30, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
Mid-America Group	$362.9	$29.4	$392.3
Southeast Group	136.8	5.4	142.2
West Group	640.9	41.6	682.5
Total Building Materials Business	1,140.6	76.4	1,217.0
Magnesia Specialties	48.9	4.7	53.6
Total	$1,189.5	$81.1	$1,270.6

	Three Months Ended
	June 30, 2019
	Products and Services	Freight	Total
	(Dollars in Millions)
Mid-America Group	$381.9	$32.6	$414.5
Southeast Group	132.0	5.0	137.0
West Group	611.8	39.9	651.7
Total Building Materials Business	1,125.7	77.5	1,203.2
Magnesia Specialties	70.4	5.9	76.3
Total	$1,196.1	$83.4	$1,279.5

Service revenues, which include paving operations located in Colorado, were $94.0 million and $71.0 million for the three months ended June 30, 2020 and 2019, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended
	June 30, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
Mid-America Group	$603.9	$49.2	$653.1
Southeast Group	253.7	9.7	263.4
West Group	1,114.1	79.0	1,193.1
Total Building Materials Business	1,971.7	137.9	2,109.6
Magnesia Specialties	108.8	10.5	119.3
Total	$2,080.5	$148.4	$2,228.9

	Six Months Ended
	June 30, 2019
	Products and Services	Freight	Total
	(Dollars in Millions)
Mid-America Group	$611.5	$51.1	$662.6
Southeast Group	247.4	8.9	256.3
West Group	1,076.0	73.2	1,149.2
Total Building Materials Business	1,934.9	133.2	2,068.1
Magnesia Specialties	139.5	10.8	150.3
Total	$2,074.4	$144.0	$2,218.4

Service revenues for the six months ended June 30, 2020 and 2019 were $108.5 million and $81.0 million, respectively.

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

(Dollars in Millions)	June 30, 2020	December 31, 2019
Costs in excess of billings	$7.2	$2.8
Billings in excess of costs	$9.9	$7.8

Revenues recognized from the beginning balance of contract liabilities for the three months ended June 30, 2020 and 2019 were $4.1 million and $4.8 million, respectively, and for the six months ended June 30, 2020 and 2019 were $6.6 million and $5.8 million, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included in other current assets on the Company’s consolidated balance sheets, retainage was $9.5 million and $10.2 million at June 30, 2020 and December 31, 2019, respectively.

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
3.	Inventories, Net

	June 30,	December 31,
	2020	2019
	(Dollars in Millions)
Finished products	$671.5	$643.6
Products in process	37.8	41.9
Raw materials	36.7	32.4
Supplies and expendable parts	144.9	141.5
	890.9	859.4
Less: Allowances	(178.0)	(168.6)
Total	$712.9	$690.8

4.	Long-Term Debt

	June 30,	December 31,
	2020	2019
	(Dollars in Millions)
4.250% Senior Notes, due 2024	$397.3	$397.0
7% Debentures, due 2025	124.4	124.4
3.450% Senior Notes, due 2027	297.4	297.3
3.500% Senior Notes, due 2027	495.6	495.3
2.500% Senior Notes, due 2030	489.6	—
6.25% Senior Notes, due 2037	228.2	228.1
4.250% Senior Notes, due 2047	591.8	591.7
Floating Rate Senior Notes, due 2020, interest rate of 2.55% at December 31, 2019	—	299.7
Trade Receivable Facility, interest rate of 0.89% and 2.42% at June 30, 2020 and December 31, 2019, respectively	130.0	340.0
Other notes	0.2	0.1
Total debt	2,754.5	2,773.6
Less: Current maturities of long-term debt and short-term facilities	(130.0)	(340.0)
Long-term debt	$2,624.5	$2,433.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On March 5, 2020, the Company issued $500 million aggregate principal amount of 2.500% Senior Notes due 2030 (the 2.500% Senior Notes). The 2.500% Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The 2.500% Senior Notes are redeemable prior to December 15, 2029 at their make-whole redemption price at a discount rate of the U.S. Treasury Rate plus 30 basis points, or on or after December 15, 2029 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company used the net proceeds for general corporate purposes, including the repayment of $300 million of Floating Rate Senior Notes at maturity in May 2020. At December 31, 2019, the Floating Rate Senior Notes due May 2020 were classified as noncurrent long-term debt on the consolidated balance sheet as the Company had the intent and ability to refinance the notes on a long-term basis.

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

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, Deutsche Bank Securities, Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Revolving Facility at June 30, 2020 or December 31, 2019. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x.  Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this covenant at June 30, 2020.

The Revolving Facility expires on December 5, 2024, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.3 million of outstanding letters of credit issued under the Revolving Facility at June 30, 2020 and December 31, 2019.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

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

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of consolidated total revenues. The estimated fair values of accounts receivable approximate their carrying amounts due to the periodic reset of interest rates.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $2.75 billion and $3.05 billion, respectively, at June 30, 2020 and $2.77 billion and $2.94 billion, respectively, at December 31, 2019. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings approximate their carrying amounts as the interest rates reset periodically.
6.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the six months ended June 30, 2020, the effective income tax rate of 20.2% reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.  For the six months ended June 30, 2019, the effective income tax rate of 16.2% reflected a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Service cost	$10.4	$7.6	$—	$—
Interest cost	9.8	9.3	0.1	0.1
Expected return on assets	(14.8)	(11.8)	—	—
Amortization of:
Prior service cost (credit)	0.2	—	(0.2)	(0.2)
Actuarial loss (gain)	3.2	3.9	—	(0.1)
Net periodic benefit cost (credit)	$8.8	$9.0	$(0.1)	$(0.2)

	Pension		Postretirement Benefits
	Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Service cost	$19.6	$15.4	$—	$—
Interest cost	18.5	18.9	0.2	0.3
Expected return on assets	(28.6)	(23.9)	—	—
Amortization of:
Prior service cost (credit)	0.3	—	(0.4)	(0.4)
Actuarial loss (gain)	6.7	7.9	(0.1)	(0.2)
Net periodic benefit cost (credit)	$16.5	$18.3	$(0.3)	$(0.3)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses. All other components are included in other nonoperating (income) and expenses, net, in the consolidated statements of earnings and comprehensive earnings.
8.	Commitments and Contingencies

Legal and Administrative Proceedings

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities, including matters relating to environmental protection. The Company considers various factors in assessing the probable outcome of each matter, including but not limited to the nature of existing legal proceedings and claims, the asserted or possible damages, the jurisdiction and venue of the case and whether it is a jury trial, the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company’s experience in similar cases and the experience of other companies, the facts available to the Company at the time of assessment, and how the Company intends to respond to the proceeding or claim. The Company’s assessment of these factors may change over time as proceedings or claims progress. The Company believes the probability is remote that the outcome of any currently pending legal or administrative proceeding will result in a material loss to the Company as a whole, based on currently available facts.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $10.3 million was outstanding as of June 30, 2020 and has a maturity date of March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of June 30, 2020 and December 31, 2019.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At June 30, 2020, the Company was contingently liable for $31.8 million in letters of credit, of which $2.3 million were issued under the Company’s Revolving Facility.
9.	Business Segments

The Building Materials business contains three reportable business segments: Mid-America Group, Southeast Group and West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses, net; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income taxes. Corporate loss from operations primarily includes depreciation on capitalized interest; unallocated expenses for corporate administrative functions; acquisition-related expenses, net; and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All debt and related interest expense are held at Corporate.

The following table displays selected financial data for the Company’s reportable business segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues which represent sales from one segment to another segment, which are eliminated in consolidation. Prior-year segment information has been reclassified to conform to the reporting structure change described in Note 1.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Total revenues:
Mid-America Group	$392.3	$414.5	$653.1	$662.6
Southeast Group	142.2	137.0	263.4	256.3
West Group	682.5	651.7	1,193.1	1,149.2
Total Building Materials Business	1,217.0	1,203.2	2,109.6	2,068.1
Magnesia Specialties	53.6	76.3	119.3	150.3
Total	$1,270.6	$1,279.5	$2,228.9	$2,218.4

Products and services revenues:
Mid-America Group	$362.9	$381.9	$603.9	$611.5
Southeast Group	136.8	132.0	253.7	247.4
West Group	640.9	611.8	1,114.1	1,076.0
Total Building Materials Business	1,140.6	1,125.7	1,971.7	1,934.9
Magnesia Specialties	48.9	70.4	108.8	139.5
Total	$1,189.5	$1,196.1	$2,080.5	$2,074.4

Earnings (Loss) from operations:
Mid-America Group	$136.2	$141.3	$157.0	$171.9
Southeast Group	33.7	32.7	47.7	53.8
West Group	133.2	110.6	155.9	130.9
Total Building Materials Business	303.1	284.6	360.6	356.6
Magnesia Specialties	13.2	25.2	34.9	47.9
Corporate	(9.9)	(23.9)	(31.3)	(49.4)
Total	$306.4	$285.9	$364.2	$355.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$754.9	$757.8	$1,325.2	$1,302.7
Cement	109.5	112.3	216.1	211.4
Ready mixed concrete	245.1	241.2	434.8	452.3
Asphalt and paving services	107.0	82.2	125.1	94.6
Less: interproduct revenues	(75.9)	(67.8)	(129.5)	(126.1)
Products and services	1,140.6	1,125.7	1,971.7	1,934.9
Freight	76.4	77.5	137.9	133.2
Total Building Materials Business	1,217.0	1,203.2	2,109.6	2,068.1
Magnesia Specialties:
Products and services	48.9	70.4	108.8	139.5
Freight	4.7	5.9	10.5	10.8
Total Magnesia Specialties	53.6	76.3	119.3	150.3
Total	$1,270.6	$1,279.5	$2,228.9	$2,218.4

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$268.0	$251.5	$361.3	$349.5
Cement	43.4	42.2	70.7	56.0
Ready mixed concrete	26.1	19.0	32.0	33.5
Asphalt and paving services	21.9	15.7	13.8	7.4
Products and services	359.4	328.4	477.8	446.4
Freight	(0.3)	0.2	(0.6)	0.1
Total Building Materials Business	359.1	328.6	477.2	446.5
Magnesia Specialties:
Products and services	18.2	29.2	44.3	55.8
Freight	(1.3)	(1.1)	(2.2)	(2.2)
Total Magnesia Specialties	16.9	28.1	42.1	53.6
Corporate	4.5	0.2	3.6	(0.3)
Total	$380.5	$356.9	$522.9	$499.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	June 30,
	2020	2019
	(Dollars in Millions)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$22.0	$18.7
Acquisition of assets through swap	$—	$1.1
Receivable issued in connection with sale of property, plant and equipment	$—	$0.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$18.0	$—
Remeasurement of operating leases	$1.1	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$1.1	$—

Supplemental disclosures of cash flow information are as follows:

	June 30,
	2020	2019
	(Dollars in Millions)
Cash paid for interest	$53.0	$65.9
Cash paid for income taxes	$4.7	$8.0

During the six months ended June 30, 2020, the Company repaid $7.2 million of loans related to its company-owned life insurance policies.  The repayment is included in the ‘Investments in life insurance contracts, net’ in the investing activities of the consolidated statement of cash flows.
12.	Other Operating Expenses and (Income), Net

Other operating expenses and (income), net, for the six months ended June 30, 2020, reflected a $2.5 million increase in credit loss expenses and a $2.8 million increase in asset reclamation costs compared with the prior-year period.  For the six months ended June 30, 2019, other operating (income) and expenses, net, reflected the reversal of $4.2 million of accruals for unclaimed property contingencies.
13.	Other Nonoperating (Income) and Expenses, Net

For the six months ended June 30, 2020, nonoperating (income) and expenses, net, included $5.6 million of third-party railroad track maintenance expense. The expense for the six months ended June 30, 2019 included a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.Subsequent Events

Effective July 1, 2020, the Company made organizational changes, including consolidating its operational management and operating divisions, in connection with the retirement of two senior executives as of the end of the second quarter. Notably, the Mid-Atlantic Division and Southeast Division have been combined into the newly formed East Division. Additionally, the Southwest Aggregates Division and the Cement and Southwest Ready Mix Division have been combined into the newly formed Southwest Division. Subsequent to these changes, the Building Materials business consists of four divisions, which also includes the Central and West Divisions. The impact of the organizational changes on the Company’s operating segments, reportable segments and reporting units will be reflected in the Company’s financial statements as of and for the three and nine months ended September 30, 2020. Prior year segment information will be reclassified to conform to the reporting structure change.

In July 2020, the Company entered into an agreement to sell investment land for gross proceeds of $97 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

Effective January 1, 2020, the Company moved the management of its one quarry in the state of Washington from the Mid-America Group to the West Group, resulting in an immaterial change to its reportable segments. During the period covered by this report, the Company conducted its Building Materials business through three reportable business segments: Mid-America Group, Southeast Group and West Group.

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2019. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2020.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

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

A reconciliation of net earnings attributable to Martin Marietta to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Net Earnings Attributable to Martin Marietta	$217.6	$189.5	$243.5	$232.3
Add back:
Interest expense, net of interest income	31.0	33.2	60.7	66.0
Income tax expense for controlling interests	61.4	49.9	61.5	44.9
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	97.0	105.9	190.3	193.5
Consolidated Adjusted EBITDA	$407.0	$378.5	$556.0	$536.7

The following table presents ready mixed concrete shipment data and volume variances excluding the Arkansas, Louisiana and eastern Texas ready mix business ("ArkLaTex business") from the periods of Martin Marietta's ownership to provide a more comparable analysis of ready mixed concrete volume variance:

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Shipments	(Cubic Yards in Millions)
Reported ready mixed concrete shipments	2.2	2.2	3.8	4.1
Less: Ready mixed concrete shipments for the ArkLaTex business during periods of Martin Marietta ownership	—	(0.2)	—	(0.3)
Adjusted ready mixed concrete shipments	2.2	2.0	3.8	3.8

Adjusted ready mixed concrete volume variance excluding shipments for the ArkLaTex business	8.7%		0.1%

Financial highlights for the quarter ended June 30, 2020 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1,270.6 million compared with $1,279.5 million
♦	Building Materials business products and services revenues of $1,140.6 million compared with $1,125.7 million, and Magnesia Specialties products revenues of $48.9 million compared with $70.4 million
♦	Consolidated gross profit of $380.5 million compared with $356.9 million
♦	Consolidated earnings from operations of $306.4 million compared with $285.9 million
♦	Net earnings attributable to Martin Marietta of $217.6 million compared with $189.5 million
♦	Consolidated Adjusted EBITDA of $407.0 million compared with $378.5 million
♦	Earnings per diluted share of $3.49 compared with $3.01

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended June 30, 2020 and 2019. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. Prior-year segment information has been reclassified to conform to the operations and management reporting structure change effective January 1, 2020 (see Note 1 to financial statements).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$362.9		$381.9
Southeast Group
Aggregates	136.8		132.0
West Group
Aggregates	255.2		243.9
Cement	109.5		112.3
Ready mixed concrete	245.1		241.2
Asphalt and paving	107.0		82.2
Less: Interproduct revenues	(75.9)		(67.8)
West Group Total	640.9		611.8
Products and services	1,140.6		1,125.7
Freight	76.4		77.5
Total Building Materials Business	1,217.0		1,203.2
Magnesia Specialties Business:
Products	48.9		70.4
Freight	4.7		5.9
Total Magnesia Specialties Business	53.6		76.3
Total	$1,270.6		$1,279.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$152.6	42.0	$155.2	40.5
Southeast Group
Aggregates	41.4	30.2	38.1	28.9
West Group
Aggregates	74.0	29.0	58.2	24.0
Cement	43.4	39.7	42.2	37.6
Ready mixed concrete	26.1	10.6	19.0	7.9
Asphalt and paving	21.9	20.4	15.7	19.2
West Group Total	165.4	25.8	135.1	22.2
Products and services	359.4	31.5	328.4	29.2
Freight	(0.3)		0.2
Total Building Materials Business	359.1	29.5	328.6	27.3
Magnesia Specialties Business:
Products	18.2	37.3	29.2	41.5
Freight	(1.3)		(1.1)
Total Magnesia Specialties Business	16.9	31.5	28.1	36.8
Corporate	4.5		0.2
Total	$380.5	29.9	$356.9	27.9

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, quarter ended June 30, 2019	$251.5
Volume	(14.6)
Pricing	24.1
Operational performance (1)	7.0
Change in aggregates products gross profit	16.5
Aggregates products gross profit, quarter ended June 30, 2020	$268.0
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$17.6		$15.5
Southeast Group	6.8		5.4
West Group	32.7		27.7
Total Building Materials Business	57.1		48.6
Magnesia Specialties	3.4		2.8
Corporate	10.7		21.0
Total	$71.2	5.6	$72.4	5.7

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$136.2		$141.3
Southeast Group	33.7		32.7
West Group	133.2		110.6
Total Building Materials Business	303.1		284.6
Magnesia Specialties	13.2		25.2
Corporate	(9.9)		(23.9)
Total	$306.4	24.1	$285.9	22.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	June 30, 2020
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	(7.2)%	2.3%
Southeast Group	3.0%	0.7%
West Group	(1.0)%	5.5%
Total Aggregates Operations(2)	(3.7)%	3.3%

	Three Months Ended
	June 30,
	2020	2019
	(Tons in Millions)
Shipments
Mid-America Group	25.6	27.6
Southeast Group	7.4	7.2
West Group	18.2	18.4
Total Aggregates Operations(2)	51.2	53.2

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Mid-America Group shipments decreased 7.2%, driven by near-record rainfall across much of its footprint, limited COVID-19 impacts and anticipated lower infrastructure shipments in portions of North Carolina. Geographic mix limited pricing growth to 2.3% as the Central Division, which has lower selling prices relative to the consolidated average, contributed a higher percentage of second-quarter shipments to the Group.  Shipments for the Southeast Group increased 3.0%, as the Florida Department of Transportation (DOT) accelerated certain transportation projects to leverage construction efficiencies driven by lower vehicle traffic during the COVID-19 shelter-in-place orders, along with continued strength in warehouse, data center and distribution facility construction. These favorable trends were partially offset by weather-impacted construction delays. Product mix, reflecting a higher percentage of lower-priced base shipments, limited pricing growth to 0.7%.  West Group shipments decreased 1.0%, with double-digit growth in North Texas and Colorado offset by the completion of certain Gulf Coast liquefied natural gas (LNG) projects and reduced energy-sector shipments. Pricing improved 5.5%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

The following table presents shipments data for the Building Materials business by product line:

	Three Months Ended
	June 30,
	2020	2019
Shipments
Aggregates (in millions):
Tons to external customers	47.9	50.5
Internal tons used in other product lines	3.3	2.7
Total aggregates tons	51.2	53.2

Cement (in millions):
Tons to external customers	0.7	0.7
Internal tons used in ready mixed concrete	0.3	0.3
Total cement tons	1.0	1.0

Ready Mixed Concrete (in millions of cubic yards)	2.2	2.2

Asphalt (in millions):
Tons to external customers	0.2	0.2
Internal tons used in paving business	0.9	0.6
Total asphalt tons	1.1	0.8

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	June 30,
	2020	2019	% Change
Aggregates (per ton)	$14.66	$14.18	3.3%
Cement (per ton)	$114.34	$114.17	0.1%
Ready Mixed Concrete (per cubic yard)	$112.89	$111.39	1.3%
Asphalt (per ton)	$46.54	$47.22	(1.4)%

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased modestly. The Company benefited from large transportation projects in Texas, Colorado and Florida, as most state DOTs continued to advance transportation projects during the COVID-19 shelter-in-place orders. However, consistent with expectations prior to COVID-19, North Carolina DOT temporarily suspended awards for certain transportation projects in response to funding issues specific to weather-related disaster spending and Map Act settlements. The infrastructure market accounted for 38% of second-quarter aggregates shipments, which is below the Company’s most recent ten-year annual average of 45%.

Aggregates shipments to the nonresidential market declined following double-digit growth in commercial and heavy industrial construction activity in the prior-year quarter. Precipitation and temporary project delays hindered otherwise

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

robust distribution center, warehouse and data center construction activity. The Company also experienced reduced energy-related shipments due to the completion of certain windfarm and LNG projects, as well as lower overall demand to the shale sector. The nonresidential market represented 32% of second-quarter aggregates shipments.

Aggregates shipments to the residential market increased, with notable growth throughout Texas, as well as in Denver and Charlotte. Following a brief COVID-19-related pause in activity by national homebuilders, housing construction returned to pre-COVID levels, reflective of pent-up demand, low available inventories and favorable interest rates. The residential market accounted for 24% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 6% of second-quarter aggregates shipments. Volumes to this end use increased, driven by improved ballast shipments to the Class I western railroads.

Building Materials Business Product Lines

Second-quarter aggregates shipments declined 3.7% compared with prior-year quarter volumes that benefited from carryover work from an extraordinarily wet 2018. Near-record wet weather resulted in a double-digit shipment decline in the Mid-Atlantic division. Pricing improved 3.3% compared with the prior-year quarter, with all divisions contributing to the growth. Aggregates product gross margin increased 230 basis points to 35.5%, largely driven by improved pricing, production efficiencies and lower diesel fuel costs.

Second-quarter cement shipments decreased 2.7%, driven by reduced demand for West Texas oil-well specialty cement products caused by historically low oil prices. While cement pricing increased in North Texas, Houston, and portions of Central Texas, notably lower sales of higher-priced oil-well specialty cement products limited overall pricing growth to 0.1% compared with prior-year quarter. Cement product gross margin expanded 210 basis points over the prior-year quarter to 39.7%, driven by reduced fuel costs and improved kiln reliability.

Ready mixed concrete shipments and pricing improved 0.3% and 1.3%, respectively, in the second quarter compared with the prior-year quarter. Shipments in the prior-year quarter included 168,000 cubic yards from the Southwest Ready Mix Division’s business in the Arkansas, Louisiana and eastern Texas (ArkLaTex) areas that was divested in January 2020. Excluding these divested operations in the prior period, shipment volumes increased 8.7%. Lower delivery expenses and improved leveraging of costs along with cost reduction initiatives drove a 270-basis-point increase in gross margin.  Asphalt volume increased 34.6% versus an extremely weather-challenged prior-year quarter. Asphalt pricing decreased 1.4% due to unfavorable product mix from a higher percentage of shipments to lower-priced municipal projects.

Magnesia Specialties Business

Magnesia Specialties product revenues decreased 30.6% to $48.9 million. Lime and periclase shipments to the steel industry declined in response to the COVID-19-induced shutdown of domestic auto manufacturers. Additionally, domestic and international demand for chemicals products slowed due to COVID-19. Product gross profit was $18.2 million compared with $29.2 million. Product gross margin was 37.3% compared with 41.5%. Second-quarter earnings from operations were $13.2 million in 2020 compared with $25.2 million in 2019.

Consolidated Operating Results

Consolidated SG&A for second quarter 2020 was 5.6% of total revenues compared with 5.7% in the prior-year quarter. During second-quarter 2020, the Company incurred $3.4 million in COVID-19 related expenses for enhanced cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. Earnings from operations for the quarter were $306.4 million in 2020 compared with $285.9 million in 2019.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income and expenses, net, was an expense of $2.4 million in 2020 and income of $1.4 million in 2019. The income in 2019 reflected the reversal of $4.2 million of accruals for unclaimed property contingencies.

Other nonoperating income and expenses, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates and other miscellaneous income and expenses.  For the second quarter, other nonoperating expenses and income, net, was income of $3.8 million and expense of $13.2 million in 2020 and 2019, respectively. The expense in 2019 was primarily due to a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

Financial highlights for the six months ended June 30, 2020 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $2,228.9 million compared with $2,218.4 million
♦	Building Materials business products and services revenues of $1,971.7 million compared with $1,934.9 million, and Magnesia Specialties products revenues of $108.8 million compared with $139.5 million
♦	Consolidated gross profit of $522.9 million compared with $499.8 million
♦	Consolidated earnings from operations of $364.2 million compared with $355.1 million
♦	Net earnings attributable to Martin Marietta of $243.5 million compared with $232.3 million
♦	Consolidated Adjusted EBITDA of $556.0 million compared with $536.7 million
♦	Earnings per diluted share of $3.90 compared with $3.69

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

The following tables present total revenues, gross profit (loss), SG&A expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the six months ended June 30, 2020 and 2019. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. Prior-year segment information has been reclassified to conform to the operations and management reporting structure change effective January 1, 2020 (see Note 1 to financial statements).

	Six Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$603.9		$611.5
Southeast Group
Aggregates	253.7		247.4
West Group
Aggregates	467.6		443.8
Cement	216.1		211.4
Ready mixed concrete	434.8		452.3
Asphalt and paving	125.1		94.6
Less: Interproduct revenues	(129.5)		(126.1)
West Group Total	1,114.1		1,076.0
Products and services	1,971.7		1,934.9
Freight	137.9		133.2
Total Building Materials Business	2,109.6		2,068.1
Magnesia Specialties:
Products	108.8		139.5
Freight	10.5		10.8
Total Magnesia Specialties Business	119.3		150.3
Total	$2,228.9		$2,218.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

	Six Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials Business:
Products and services
Mid-America Group
Aggregates	$190.6	31.6	$200.2	32.6
Southeast Group
Aggregates	63.3	25.0	64.6	26.1
West Group
Aggregates	107.4	23.0	84.7	19.2
Cement	70.7	32.7	56.0	26.5
Ready mixed concrete	32.0	7.4	33.5	7.4
Asphalt and paving	13.8	11.0	7.4	7.8
West Group Total	223.9	20.1	181.6	17.0
Products and services	477.8	24.2	446.4	23.1
Freight	(0.6)		0.1
Total Building Materials Business	477.2	22.6	446.5	21.6
Magnesia Specialties:
Products	44.3	40.7	55.8	40.0
Freight	(2.2)		(2.2)
Total Magnesia Specialties Business	42.1	35.3	53.6	35.6
Corporate	3.6		(0.3)
Total	$522.9	23.5	$499.8	22.5
Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, six months ended June 30, 2019	$349.5
Volume	(12.1)
Pricing	38.9
Operational performance (1)	(15.0)
Change in aggregates products gross profit	11.8
Aggregates products gross profit, six months ended June 30, 2020	$361.3

(1) Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

	Six Months Ended June 30,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials Business:
Mid-America Group	$35.4		$31.1
Southeast Group	13.8		10.8
West Group	66.0		57.0
Total Building Materials Business	115.2		98.9
Magnesia Specialties	6.9		5.7
Corporate	27.8		46.1
Total	$149.9	6.7	$150.7	6.8

Earnings (Loss) from operations:
Building Materials Business:
Mid-America Group	$157.0		$171.9
Southeast Group	47.7		53.8
West Group	155.9		130.9
Total Building Materials Business	360.6		356.6
Magnesia Specialties	34.9		47.9
Corporate	(31.3)		(49.4)
Total	$364.2	16.3	$355.1	16.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Six Months Ended
	June 30, 2020
	Volume	Pricing
Volume/Pricing variance (1)
Mid-America Group	(3.0)%	2.0%
Southeast Group	0.1%	2.6%
West Group	0.6%	4.7%
Total Aggregates Operations(2)	(1.2)%	3.1%

	Six Months Ended
	June 30,
	2020	2019
	(Tons in Millions)
Shipments
Mid-America Group	42.1	43.3
Southeast Group	13.6	13.6
West Group	33.8	33.6
Total Aggregates Operations(2)	89.5	90.5

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

The following table presents shipments data for the Building Materials business by product line:

	Six Months Ended
	June 30,
	2020	2019
Shipments
Aggregates (in millions):
Tons to external customers	83.9	85.8
Internal tons used in other product lines	5.6	4.7
Total aggregates tons	89.5	90.5

Cement (in millions):
Tons to external customers	1.3	1.3
Internal tons used in ready mixed concrete	0.6	0.6
Total cement tons	1.9	1.9

Ready Mixed Concrete (in millions of cubic yards)	3.8	4.1

Asphalt (in millions):
Tons to external customers	0.3	0.3
Internal tons used in paving business	1.0	0.6
Total asphalt tons	1.3	0.9

The average selling price by product line for the Building Materials business is as follows:

	Six Months Ended
	June 30,
	2020	2019	% Change
Aggregates (per ton)	$14.72	$14.28	3.1%
Cement (per ton)	$114.06	$112.63	1.3%
Ready Mixed Concrete (per cubic yard)	$113.53	$110.40	2.8%
Asphalt (per ton)	$46.38	$47.08	(1.5)%

Aggregates Product Line End-Use Markets

For the six months ended June 30, 2020, aggregates shipments to the infrastructure market accounted for 36% of year-to-date aggregates volumes and increased modestly, driven by large projects in Texas and Colorado, and partially offset by lower volumes in North Carolina.

Aggregates shipments to the nonresidential market declined following double-digit growth in commercial and heavy industrial construction activity, namely in Iowa and Texas, in the prior-year period. Additionally, energy-sector shipments declined, driven by historically low oil prices. The nonresidential market represented 33% of year-to-date aggregates shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

Following a slowdown in the residential market due to rainfall in the first quarter and COVID-19, aggregates shipments to the residential market increased during the spring selling season due to pent-up housing demand and emerging homebuying trends as prospective buyers look to move to small metro or suburban locations. The residential market accounted for 24% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 7% of year-to-date aggregates shipments. Volumes to this end use increased, driven by improved ballast shipments to the Class I western railroads.

Building Materials Business Product Lines

For the six months ended June 30, 2020, aggregates shipments decreased 1.2% as prior year volumes benefited from carryover work from 2018. Pricing increased 3.1% compared with the prior-year period. Aggregates product gross margin improved 50 basis points to 27.3%.

For the six months ended June 30, 2020, cement shipments and pricing increased 1.1% and 1.3%, respectively, compared with the prior-year period. Production efficiencies, lower fuel costs and improved kiln reliability contributed to the 620-basis-point expansion in cement product gross margin to 32.7%.

Ready mixed concrete pricing improved 2.8% while shipments declined 6.5% in the first half of the year as compared with the prior-year period. The volume decline is attributable to the divestiture of the Southwest Ready Mix Division’s ArkLaTex operations in January 2020, which accounted for 300,000 cubic yards in the prior-year period. Excluding ArkLaTex shipments from the prior period, volumes were flat. Asphalt volume increased 39.6% attributable to favorable weather compared with the prior-year period. Asphalt pricing decreased 1.5% due to unfavorable product mix.

Magnesia Specialties Business

For the six months ended June 30, 2020, Magnesia Specialties reported product revenues of $108.8 million compared with $139.5 million for the prior-year period. Year over year revenue decline is attributable to lower lime and periclase shipments to the steel industry in response to the COVID-19-induced shutdown of domestic auto manufacturers. Additionally, the business experienced a continued decline in chemicals products sales as both domestic and international customers experienced a downturn in economic activity related to COVID-19. Product gross profit was $44.3 million compared with $55.8 million. Product gross margin improved 70 basis points to 40.7% over the six months ended June 30, 2019. Earnings from operations were $34.9 million compared with $47.9 million.

Consolidated Operating Results

For the six months ended June 30, 2020, consolidated SG&A was 6.7% of total revenues compared with 6.8% in 2019. During the first six months of 2020, the Company incurred $3.5 million in COVID-19 related expenses for enhanced cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. Earnings from operations for the six months ended June 30 were $364.2 million in 2020 compared with $355.1 million in 2019. Among other items, other operating income and expenses, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the six months ended June 30, consolidated other operating income and expenses, net, was an expense of $8.0 million and income of $6.2 million in 2020 and 2019, respectively. The 2020 amount reflected a $2.5 million increase in credit loss expenses and a $2.8 million increase in asset reclamation costs compared with the prior-year period. The 2019 amount included the reversal of $4.2 million of accruals for unclaimed property contingencies.  Other nonoperating income and expenses, net, includes interest

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income. For the six months ended June 30, other nonoperating income and expenses, net, was income of $1.9 million in 2020 and an expense of $11.7 million in 2019. The 2020 amount included an expense of $5.6 million for third-party railroad track maintenance. The 2019 expense included a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

Income Tax Expense

For the six months ended June 30, 2020, the effective income tax rate reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction. For the six months ended June 30, 2019, the effective income tax rate reflected a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, cash provided by operating activities was $373.2 million in 2020 compared with $333.7 million in 2019.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in Millions)
Depreciation	$167.0	$155.7
Depletion	16.4	16.0
Amortization	10.0	10.3
Total	$193.4	$182.0

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2019 net cash provided by operating activities was $966.1 million.

During the six months ended June 30, 2020, the Company paid $175.7 million for capital investments.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 210,616 shares of common stock during the first six months of 2020, at an aggregate cost of $50.0 million.  Future share repurchases are at the discretion of management and were temporarily paused in March 2020 in light of the COVID-19 pandemic. Management may resume share repurchases as circumstances dictate. At June 30, 2020, 13,520,952 shares of common stock were remaining under the Company’s repurchase authorization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

On March 5, 2020, the Company issued $500 million aggregate principal amount of 2.500% Senior Notes due 2030 (the 2.500% Senior Notes). The 2.500% Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The 2.500% Senior Notes are redeemable prior to December 15, 2029 at their make-whole redemption price at a discount rate of the U.S. Treasury Rate plus 30 basis points, or on or after December 15, 2029 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company used the net proceeds for general corporate purposes, including the repayment of $300 million of floating rate senior notes due at maturity in May 2020.

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

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

At June 30, 2020, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 2.11 times and was calculated as follows:

July 1, 2019 to
June 30, 2020
(Dollars in Millions)
Earnings from continuing operations attributable to Martin Marietta	$623.1
Add back:
Income tax expense	152.9
Interest expense	124.1
Depreciation, depletion and amortization expense and noncash nonconsolidated equity affiliate adjustment	382.0
Stock-based compensation expense	31.6

Deduct:
Interest income	(0.5)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,313.2
Consolidated debt, as defined and including debt for which the Company is a co-borrower, at June 30, 2020	$2,773.0
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at June 30, 2020 for the trailing-twelve months EBITDA	2.11 times

The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.  Outstanding amounts on the Trade Receivable Facility have been classified as a current liability on the Company’s consolidated balance sheets.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock when the repurchase program is resumed and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At June 30, 2020, the Company had $967.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility matures on December 5, 2024 and the Trade Receivable Facility expires September 23, 2020. Historically, the Company has successfully extended the maturity dates of these credit facilities.  Further, as of June 30, 2020, the Company does not have any publicly-traded debt that matures prior to 2024.  While the future impact of the COVID-19 pandemic is not currently quantifiable, management believes the Company’s liquidity is sufficient to meet its cash flow needs through the foreseeable future.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020 and provides liquidity support for businesses.  The CARES Act allows the Company to defer the payment of the 6.2% employer share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

of Social Security taxes for the period from March 27, 2020 through December 31, 2020.  Half of the deferred obligation will be due December 31, 2021 and the remaining half will be due December 31, 2022.  There will be no interest assessed on amounts deferred.  The Company estimates it will defer payment of approximately $25 million under this provision.

The CARES Act also provides a quarterly refundable employee retention credit if companies suspend operations due to government restrictions or experience a 50% or more decline in quarterly revenues compared with the prior-year quarter.  The credit is equal to 50% of qualified wages, up to $10,000 per employee who is not performing services for the Company.  While the Company has had minimal short-term shutdowns related to the COVID-19 pandemic such that the Company has not utilized this aid, if future shutdowns are mandated and more extensive, the Company would be eligible to claim this credit.

The CARES Act also includes other provisions, including increasing the interest expense deduction limitation to 50% of adjusted taxable income and providing a credit facility for investment-grade companies. The Company does not currently expect the interest expense deduction provision to result in a change in its ability to take a full income tax deduction.  The Company also believes it has adequate liquidity and does not currently expect to utilize the credit facility under the CARES Act.

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

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results.  These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, provide the investor with the Company’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such as “anticipate,” “expect,” “should be,” “believe,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance.  Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

Form 10-Q (including the outlook) include, but are not limited to: the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans; the recent dramatic increases in COVID-19 cases in the Sunbelt and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impact of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions; the duration, impact and severity of the impact of the COVID-19 pandemic on the Company, including the markets in which the Company does business, its suppliers, customers or other business partners as well as the Company’s employees; the economic impact of government responses to the pandemic; the performance of the United States economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities imposed to prevent further outbreak of COVID-19; shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa and Maryland; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas; increasing residential mortgage rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; whether the Company’s operations will continue to be treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19 or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

(Continued)

volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

For the Quarter June 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2020

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

Telephone: (919) 783-4691

Website address: www.martinmarietta.com

Information included on the Company’s website is not incorporated into, or otherwise create a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

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

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working and stay-at-home orders and other guidelines are reducing miles driven, which is having a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty. The residential construction market accounted for 22% of the Company’s aggregates shipments in 2019 and 24% in the first half of 2020.

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

Variable-Rate Borrowing Facilities. At June 30, 2020, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $130 million, which was the collective outstanding balance at June 30, 2020, would increase interest expense by $1.3 million on an annual basis.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, discount rates were approximately 50 basis points lower than the rate selected as of December 31, 2019, the most recent measurement date. Unless an event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2020.  Any decreases in the discount rate and pension asset values will negatively impact 2021 pension expense.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering a majority of their 2020 coal requirements.  Energy expense for the six months ended June 30, 2020 decreased approximately 16% compared with the prior-year period, due to lower crude oil prices in 2020; however, any future energy prices cannot be reliably predicted.  A hypothetical 16% change in the Company’s energy prices for the full year 2020 as compared with 2019, assuming constant volumes, would change full year 2020 energy expense by $45 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

(Continued)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

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

The Company could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions. In or around December 2019, a novel strain of coronavirus (COVID-19) was initially reported and in March 2020, the World Health Organization declared COVID-19 a global pandemic. The spreading of COVID-19, and more recently dramatic increases in COVID-19 cases in the Sunbelt and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates, and the related governmental orders limiting individuals’ movements and social gatherings, as well as requiring many businesses to close for an undetermined period of time, are negatively impacting economic activity, consumer confidence and discretionary spending, and market conditions. Further, COVID-19 could continue to negatively affect the health of the Company’s employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials, and the ability to transport materials via the Company’s distribution network. While the Company’s operations have been treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19, and accordingly have been permitted to continue to operate during the pendency of these orders, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time. The Company is monitoring the impact of COVID-19 on its operations and on the demand for its products. Due to economic uncertainty related to COVID-19, contractors and customers may delay advancing, or ultimately cancel, building projects. In addition, reduced travel due to remote working and stay-at-home practices, including as a result of governmental orders restricting activity, may continue to negatively impact fuel tax revenues that fund highway projects. While the Company does not currently expect that the virus will have a material adverse effect on its liquidity, it is unable to accurately and fully predict the impact that the COVID-19 will have on its results of operations due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and other third-parties in response to COVID-19 and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate.

Other than the item listed above, there have been no material changes in the risk factors disclosed in Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2019.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

PART II- OTHER INFORMATION

(Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	13,520,952
May 1, 2020 - May 31, 2020	—	$—	—	13,520,952
June 1, 2020 - June 30, 2020	—	$—	—	13,520,952
Total	—		—

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2020

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.1

Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))

10.2

Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))

31.01	Certification dated July 28, 2020 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 28, 2020 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 28, 2020 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 28, 2020 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 28, 2020	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer