Form 10-Q
period 2020-09-30
MARTIN MARIETTA MATERIALS INC
filed 2020-10-29
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2020
Common Stock, $0.01 par value	62,274,202

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Dollars in Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$116.6	$21.0
Restricted cash	77.1	—
Accounts receivable, net	686.3	573.7
Inventories, net	714.5	690.8
Other current assets	58.3	141.2
Total Current Assets	1,652.8	1,426.7

Property, plant and equipment	8,835.5	8,633.5
Allowances for depreciation, depletion and amortization	(3,655.0)	(3,427.5)
Net property, plant and equipment	5,180.5	5,206.0
Goodwill	2,414.5	2,396.8
Other intangibles, net	504.3	486.8
Operating lease right-of-use assets, net	469.2	481.9
Other noncurrent assets	214.1	133.4
Total Assets	$10,435.4	$10,131.6

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$210.7	$229.6
Accrued salaries, benefits and payroll taxes	52.2	56.7
Accrued insurance and other taxes	65.3	63.1
Current maturities of long-term debt and short-term facilities	—	340.0
Operating lease liabilities	51.9	52.7
Other current liabilities	126.1	96.4
Total Current Liabilities	506.2	838.5

Long-term debt	2,625.2	2,433.6
Deferred income taxes, net	760.4	733.0
Noncurrent operating lease liabilities	422.3	433.9
Other noncurrent liabilities	362.4	339.3
Total Liabilities	4,676.5	4,778.3

Equity:
Common stock, par value $0.01 per share	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,433.9	3,418.8
Accumulated other comprehensive loss	(138.6)	(145.8)
Retained earnings	2,460.5	2,077.2
Total Shareholders' Equity	5,756.4	5,350.8
Noncontrolling interests	2.5	2.5
Total Equity	5,758.9	5,353.3
Total Liabilities and Equity	$10,435.4	$10,131.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Millions, Except Per Share Data)
Products and services revenues	$1,240.7	$1,323.2	$3,321.2	$3,397.6
Freight revenues	80.7	97.0	229.1	241.1
Total Revenues	1,321.4	1,420.2	3,550.3	3,638.7

Cost of revenues - products and services	836.1	901.8	2,390.9	2,474.4
Cost of revenues - freight	80.8	97.8	232.0	243.9
Total Cost of Revenues	916.9	999.6	2,622.9	2,718.3

Gross Profit	404.5	420.6	927.4	920.4

Selling, general & administrative expenses	71.1	78.2	221.0	228.9
Acquisition-related expenses	0.4	—	1.2	0.2
Other operating income, net	(67.6)	(2.9)	(59.6)	(9.1)
Earnings from Operations	400.6	345.3	764.8	700.4

Interest expense	28.7	32.4	89.7	98.7
Other nonoperating (income) and expenses, net	(4.0)	(1.9)	(5.9)	9.7
Earnings before income tax expense	375.9	314.8	681.0	592.0
Income tax expense	81.5	66.2	143.0	111.1
Consolidated net earnings	294.4	248.6	538.0	480.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net Earnings Attributable to Martin Marietta Materials, Inc.	$294.4	$248.6	$538.0	$480.9

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$298.0	$251.1	$545.2	$489.7
Earnings attributable to noncontrolling interests	—	—	—	—
	$298.0	$251.1	$545.2	$489.7
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$4.72	$3.97	$8.63	$7.67
Diluted attributable to common shareholders	$4.71	$3.96	$8.61	$7.65

Weighted-Average Common Shares Outstanding:
Basic	62.3	62.5	62.3	62.6
Diluted	62.4	62.7	62.4	62.7

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$538.0	$480.9
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	292.2	277.0
Stock-based compensation expense	22.4	28.4
Gain on divestitures and sales of assets	(71.2)	(5.0)
Deferred income taxes	24.8	18.4
Other items, net	0.8	11.4
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(104.5)	(240.6)
Inventories, net	(22.6)	13.6
Accounts payable	(0.8)	65.9
Other assets and liabilities, net	4.9	(0.2)
Net Cash Provided by Operating Activities	684.0	649.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(250.8)	(283.0)
Acquisitions, net	(64.0)	—
Proceeds from divestitures and sales of assets	141.2	7.0
Investments in life insurance contracts, net	(12.7)	0.5
Other investing activities, net	(5.4)	(1.2)
Net Cash Used for Investing Activities	(191.7)	(276.7)

Cash Flows from Financing Activities:
Borrowings of debt	628.1	245.0
Repayments of debt	(777.0)	(445.0)
Payments on financing leases	(2.3)	(2.7)
Debt issuance costs	(2.0)	—
Distributions to owners of noncontrolling interest	—	(0.6)
Repurchases of common stock	(50.0)	(57.3)
Dividends paid	(104.8)	(95.2)
Proceeds from exercise of stock options	1.4	12.3
Shares withheld for employees' income tax obligations	(13.0)	(25.4)
Net Cash Used for Financing Activities	(319.6)	(368.9)
Net Increase in Cash, Cash Equivalents and Restricted Cash	172.7	4.2
Cash, Cash Equivalents and Restricted Cash, beginning of period	21.0	44.9
Cash, Cash Equivalents and Restricted Cash, end of period	$193.7	$49.1

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	62.3	$0.6	$3,431.0	$(142.2)	$2,201.7	$5,491.1	$2.5	$5,493.6
Consolidated net earnings	—	—	—	—	294.4	294.4	—	294.4
Other comprehensive earnings, net of tax	—	—	—	3.6	—	3.6	—	3.6
Dividends declared ($0.57 per share)	—	—	—	—	(35.6)	(35.6)	—	(35.6)
Issuances of common stock for stock award plans	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation expense	—	—	2.7	—	—	2.7	—	2.7
Balance at September 30, 2020	62.3	$0.6	$3,433.9	$(138.6)	$2,460.5	$5,756.4	$2.5	$5,758.9

Balance at December 31, 2019	62.4	$0.6	$3,418.8	$(145.8)	$2,077.2	$5,350.8	$2.5	$5,353.3
Consolidated net earnings	—	—	—	—	538.0	538.0	—	538.0
Other comprehensive earnings, net of tax	—	—	—	7.2	—	7.2	—	7.2
Dividends declared ($1.67 per share)	—	—	—	—	(104.7)	(104.7)	—	(104.7)
Issuances of common stock for stock award plans	0.1	—	5.7	—	—	5.7	—	5.7
Shares withheld for employees' income tax obligations	—	—	(13.0)	—	—	(13.0)	—	(13.0)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	22.4	—	—	22.4	—	22.4
Balance at September 30, 2020	62.3	$0.6	$3,433.9	$(138.6)	$2,460.5	$5,756.4	$2.5	$5,758.9

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	62.4	$0.6	$3,416.6	$(137.3)	$1,815.0	$5,094.9	$2.4	$5,097.3
Consolidated net earnings	—	—	—	—	248.6	248.6	—	248.6
Other comprehensive earnings, net of tax	—	—	—	2.5	—	2.5	—	2.5
Dividends declared ($0.55 per share)	—	—	—	—	(34.6)	(34.6)	—	(34.6)
Issuances of common stock for stock award plans	0.1	—	4.9	—	—	4.9	—	4.9
Shares withheld for employees' income tax obligations	—	—	(13.2)	—	—	(13.2)	—	(13.2)
Repurchases of common stock	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Stock-based compensation expense	—	—	6.2	—	—	6.2	—	6.2
Balance at September 30, 2019	62.5	$0.6	$3,414.5	$(134.8)	$2,021.7	$5,302.0	$2.4	$5,304.4

Balance at December 31, 2018	62.5	$0.6	$3,396.1	$(143.6)	$1,693.3	$4,946.4	$3.0	$4,949.4
Consolidated net earnings	—	—	—	—	480.9	480.9	—	480.9
Other comprehensive earnings, net of tax	—	—	—	8.8	—	8.8	—	8.8
Dividends declared ($1.51 per share)	—	—	—	—	(95.2)	(95.2)	—	(95.2)
Issuances of common stock for stock award plans	0.2	—	15.4	—	—	15.4	—	15.4
Shares withheld for employees' income tax obligations	—	—	(25.4)	—	—	(25.4)	—	(25.4)
Repurchases of common stock	(0.2)	—	—	—	(57.3)	(57.3)	—	(57.3)
Stock-based compensation expense	—	—	28.4	—	—	28.4	—	28.4
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at September 30, 2019	62.5	$0.6	$3,414.5	$(134.8)	$2,021.7	$5,302.0	$2.4	$5,304.4

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 290 quarries, mines and distribution yards in 27 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

Effective July 1, 2020, the Company made organizational changes, including consolidating its operational management and operating divisions, in connection with the retirement of two senior executives as of the end of the second quarter. Notably, the Mid-Atlantic Division and Southeast Division have been combined into the newly formed East Division. Additionally, the Southwest Aggregates Division and the Cement and Southwest Ready Mix Division have been combined into the newly formed Southwest Division. Subsequent to these changes, the Building Materials business consists of four divisions, which also includes the Central and West Divisions. Each division, as well as the Magnesia Specialties business, represents an operating segment.

The Company’s Building Materials business includes two reportable segments:  the East Group and the West Group. The East Group, whose operations were previously reported in the Mid-America and Southeast Groups, consists of the East and Central Divisions. Prior-period reportable segment information for the Mid-America and Southeast Groups has been combined into the East Group. The West Group, which reflects no changes in operations included in this reportable segment, is comprised of the Southwest and West Divisions.  There are no changes to the Magnesia Specialties reportable segment.

Effective January 1, 2020, the Company moved the management of its one quarry in the state of Washington from the East Group to the West Group, resulting in an immaterial change to its reportable segments.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern
Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas

Arkansas, Colorado, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

The Company’s Magnesia Specialties business has manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel and mining industries.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$294.4	$248.6	$538.0	$480.9
Other comprehensive earnings, net of tax	3.6	2.5	7.2	8.8
Comprehensive earnings attributable to Martin Marietta	$298.0	$251.1	$545.2	$489.7

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2020
Balance at beginning of period	$(140.0)	$(2.2)	$(142.2)
Other comprehensive earnings before reclassifications, net of tax	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive earnings, net of tax	3.1	—	3.1
Other comprehensive earnings, net of tax	3.1	0.5	3.6
Balance at end of period	$(136.9)	$(1.7)	$(138.6)

	Three Months Ended September 30, 2019
Balance at beginning of period	$(136.0)	$(1.3)	$(137.3)
Other comprehensive loss before reclassifications, net of tax	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.7	—	2.7
Other comprehensive earnings (loss), net of tax	2.7	(0.2)	2.5
Balance at end of period	$(133.3)	$(1.5)	$(134.8)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Nine Months Ended September 30, 2020
Balance at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive loss before reclassifications, net of tax	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax	8.0	—	8.0
Other comprehensive earnings (loss), net of tax	8.0	(0.8)	7.2
Balance at end of period	$(136.9)	$(1.7)	$(138.6)

	Nine Months Ended September 30, 2019
Balance at beginning of period	$(141.5)	$(2.1)	$(143.6)
Other comprehensive earnings before reclassifications, net of tax	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive earnings, net of tax	8.2	—	8.2
Other comprehensive earnings, net of tax	8.2	0.6	8.8
Balance at end of period	$(133.3)	$(1.5)	$(134.8)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Balance at beginning of period	$83.6	$82.4	$85.2	$84.2
Tax effect of other comprehensive earnings	(1.1)	(0.9)	(2.7)	(2.7)
Balance at end of period	$82.5	$81.5	$82.5	$81.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings and
	2020	2019	2020	2019	comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Prior service credit	$—	$(0.2)	$(0.1)	$(0.6)
Actuarial loss	4.2	3.8	10.8	11.5
	4.2	3.6	10.7	10.9	Other nonoperating (income) and expenses, net
Tax benefit	(1.1)	(0.9)	(2.7)	(2.7)	Income tax expense
	$3.1	$2.7	$8.0	$8.2

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2020 and 2019, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Millions)
Net earnings attributable to Martin Marietta	$294.4	$248.6	$538.0	$480.9
Less: Distributed and undistributed earnings attributable to unvested awards	0.3	0.3	0.5	0.9
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta	$294.1	$248.3	$537.5	$480.0

Basic weighted-average common shares outstanding	62.3	62.5	62.3	62.6
Effect of dilutive employee and director awards	0.1	0.2	0.1	0.1
Diluted weighted-average common shares outstanding	62.4	62.7	62.4	62.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Cash

As of September 30, 2020, the Company had restricted cash of $77.1 million, which is invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of the qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days will be transferred to unrestricted accounts of the Company and can then be used for general corporate purposes. The Company has until January 27, 2021, to purchase qualified assets under Section 1031. In October 2020, the Company transferred an additional $45.1 million from asset sales completed in the third quarter 2020 into a restricted Section 1031 account and has until March 9, 2021, to reinvest the funds in qualifying assets.

In connection with ASU 2016-18, Statement of Cash Flows (Topic 230), the statement of cash flows reflects cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis.

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	September 30,	January 1,	September 30,	January 1,
	2020	2020	2019	2019
	(Dollars in Millions)
Cash and cash equivalents	$116.6	$21.0	$49.1	$44.9
Restricted cash	77.1	—	—	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$193.7	$21.0	$49.1	$44.9

2.	Revenue Recognition

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

Future revenues from unsatisfied performance obligations at September 30, 2020 and 2019 were $150.2 million and $133.9 million, respectively, where the remaining periods to complete these obligations ranged from one month to 13 months and one month to 15 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment. Prior-year segment information has been reclassified to conform to the reportable segment changes described in Note 1.

	Three Months Ended
	September 30, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$514.1	$35.2	$549.3
West Group	671.4	39.8	711.2
Total Building Materials Business	1,185.5	75.0	1,260.5
Magnesia Specialties	55.2	5.7	60.9
Total	$1,240.7	$80.7	$1,321.4

	Three Months Ended
	September 30, 2019
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$539.8	$42.2	$582.0
West Group	724.1	49.3	773.4
Total Building Materials Business	1,263.9	91.5	1,355.4
Magnesia Specialties	59.3	5.5	64.8
Total	$1,323.2	$97.0	$1,420.2

Service revenues, which include paving operations located in Colorado, were $112.8 million and $110.9 million for the three months ended September 30, 2020 and 2019, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended
	September 30, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$1,371.8	$94.1	$1,465.9
West Group	1,785.4	118.8	1,904.2
Total Building Materials Business	3,157.2	212.9	3,370.1
Magnesia Specialties	164.0	16.2	180.2
Total	$3,321.2	$229.1	$3,550.3

	Nine Months Ended
	September 30, 2019
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$1,398.6	$102.2	$1,500.8
West Group	1,800.1	122.6	1,922.7
Total Building Materials Business	3,198.7	224.8	3,423.5
Magnesia Specialties	198.9	16.3	215.2
Total	$3,397.6	$241.1	$3,638.7

Service revenues for the nine months ended September 30, 2020 and 2019 were $221.3 million and $191.8 million, respectively.

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

(Dollars in Millions)	September 30, 2020	December 31, 2019
Costs in excess of billings	$8.1	$2.8
Billings in excess of costs	$13.0	$7.8

Revenues recognized from the beginning balance of contract liabilities for the three months ended September 30, 2020 and 2019 were $8.5 million and $8.0 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $7.2 million and $6.5 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included in other current assets on the Company’s consolidated balance sheets, retainage was $10.7 million and $10.2 million at September 30, 2020 and December 31, 2019, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

3.Acquisitions

During the third quarter 2020, the Company acquired certain assets, including a sand and gravel plant and four ready mixed concrete operations.  This acquisition provides customer expansion in the Dallas/Fort Worth, Texas market and the ability to internally source ready mixed concrete raw materials from the Company’s legacy cement and aggregates operations.  The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to asset verification and a normal post-closing working capital adjustment.  Therefore, the measurement period for accounts receivable; property, plant and equipment; intangible assets, including goodwill; and accounts payable remains open as of September 30, 2020.  The impact of this acquisition is not material to the Company’s operating results; therefore, pro forma financial information is not included.
4.	Inventories, Net

	September 30,	December 31,
	2020	2019
	(Dollars in Millions)
Finished products	$673.1	$643.6
Products in process	38.4	41.9
Raw materials	35.8	32.4
Supplies and expendable parts	145.8	141.5
	893.1	859.4
Less: Allowances	(178.6)	(168.6)
Total	$714.5	$690.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Long-Term Debt

	September 30,	December 31,
	2020	2019
	(Dollars in Millions)
4.250% Senior Notes, due 2024	$397.5	$397.0
7% Debentures, due 2025	124.4	124.4
3.450% Senior Notes, due 2027	297.5	297.3
3.500% Senior Notes, due 2027	495.7	495.3
2.500% Senior Notes, due 2030	489.9	—
6.25% Senior Notes, due 2037	228.2	228.1
4.250% Senior Notes, due 2047	591.8	591.7
Floating Rate Senior Notes, due 2020, interest rate of 2.55% at December 31, 2019	—	299.7
Trade Receivable Facility, interest rate of 2.42% at December 31, 2019	—	340.0
Other notes	0.2	0.1
Total debt	2,625.2	2,773.6
Less: Current maturities of long-term debt and short-term facilities	—	(340.0)
Long-term debt	$2,625.2	$2,433.6

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

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 23, 2020, the Company extended the maturity to September 22, 2021. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Effective with the extension of the maturity date, borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.85% for borrowings funded by conduit lenders and one-month London Interbank Offered Rate, or LIBOR, plus 1.00%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. There were no borrowings outstanding under the Trade Receivable Facility at September 30, 2020.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, Deutsche Bank Securities, Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Revolving Facility at September 30, 2020 or December 31, 2019. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x.  Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this covenant at September 30, 2020.

The Revolving Facility expires on December 5, 2024, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.3 million of outstanding letters of credit issued under the Revolving Facility at September 30, 2020 and December 31, 2019.
6.	Financial Instruments

The Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Cash equivalents are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposits. The Company’s cash equivalents have original maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Restricted cash is held in a trust account with a third-party intermediary. Due to the short-term nature of this account, the fair value of restricted cash approximates its carrying value.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of consolidated total revenues in the three and nine month periods ended September 30, 2020 and 2019. The estimated fair values of accounts receivable approximate their carrying amounts due to the periodic reset of interest rates.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $2.63 billion and $2.98 billion, respectively, at September 30, 2020 and $2.77 billion and $2.94 billion, respectively, at December 31, 2019. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair value of other borrowings approximate their carrying amounts as the interest rates reset periodically.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the nine months ended September 30, 2020, the effective income tax rate of 21.0% reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.  For the nine months ended September 30, 2019, the effective income tax rate of 18.8% reflected a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

8.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Service cost	$9.8	$7.7	$—	$—
Interest cost	9.3	9.4	0.1	0.1
Expected return on assets	(15.2)	(11.9)	—	—
Amortization of:
Prior service cost (credit)	0.2	—	(0.2)	(0.2)
Actuarial loss (gain)	4.2	3.9	—	(0.1)
Net periodic benefit cost (credit)	$8.3	$9.1	$(0.1)	$(0.2)

	Pension		Postretirement Benefits
	Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Service cost	$29.4	$23.1	$—	$—
Interest cost	27.8	28.3	0.3	0.4
Expected return on assets	(43.8)	(35.9)	—	—
Amortization of:
Prior service cost (credit)	0.5	—	(0.6)	(0.5)
Actuarial loss (gain)	10.9	11.9	(0.1)	(0.4)
Net periodic benefit cost (credit)	$24.8	$27.4	$(0.4)	$(0.5)

The service cost component of net periodic benefit cost (credit) is included in cost of revenues – products and services and selling, general and administrative expenses. All other components are included in other nonoperating (income) and expenses, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the nine months ended September 30, 2020, the Company made $75.0 million of discretionary contributions to its qualified pension plan. No additional contributions to the qualified pension plan are expected to be made for the remainder of 2020.  The Company currently estimates that it will contribute a total of $14.4 million for the year ending December 31, 2020 to satisfy required payments under the unfunded nonqualified pension plans.
9.	Commitments and Contingencies

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

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $9.4 million was outstanding as of September 30, 2020 and which has a maturity date of March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of September 30, 2020 and December 31, 2019.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At September 30, 2020, the Company was contingently liable for $31.7 million in letters of credit, of which $2.3 million were issued under the Company’s Revolving Facility.
10.	Business Segments

Effective July 1, 2020, the Company made organizational changes to its Building Material business resulting in two reportable segments: the East Group and the West Group. Additional information on this reportable segment change and the change effective January 1, 2020 is provided in Note 1. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses, net; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income taxes. Corporate loss from operations primarily includes depreciation on capitalized interest; unallocated expenses for corporate administrative functions; acquisition-related expenses, net; and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues, which represent sales from one segment to another segment and are eliminated in consolidation. Prior-year reportable segment information has been reclassified to conform to the current-year presentation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Total revenues:
East Group	$549.3	$582.0	$1,465.9	$1,500.8
West Group	711.2	773.4	1,904.2	1,922.7
Total Building Materials Business	1,260.5	1,355.4	3,370.1	3,423.5
Magnesia Specialties	60.9	64.8	180.2	215.2
Total	$1,321.4	$1,420.2	$3,550.3	$3,638.7

Products and services revenues:
East Group	$514.1	$539.8	$1,371.8	$1,398.6
West Group	671.4	724.1	1,785.4	1,800.1
Total Building Materials Business	1,185.5	1,263.9	3,157.2	3,198.7
Magnesia Specialties	55.2	59.3	164.0	198.9
Total	$1,240.7	$1,323.2	$3,321.2	$3,397.6

Earnings (Loss) from operations:
East Group	$181.4	$190.8	$386.1	$416.5
West Group(1)	212.3	156.8	368.2	287.7
Total Building Materials Business	393.7	347.6	754.3	704.2
Magnesia Specialties	16.4	20.1	51.2	68.0
Corporate	(9.5)	(22.4)	(40.7)	(71.8)
Total	$400.6	$345.3	$764.8	$700.4

(1) 2020 amounts include nonrecurring gains on sales of investment land and divested assets of $69.9 million

	September 30, 2020	December 31, 2019
Assets employed:	(Dollars in Millions)
East Group	$4,373.9	$4,320.6
West Group	5,390.3	5,321.9
Total Building Materials Business	9,764.2	9,642.5
Magnesia Specialties	163.5	176.2
Corporate	507.7	312.9
Total	$10,435.4	$10,131.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Revenues and Gross Profit

The Building Materials business includes the aggregates, cement, ready mixed concrete and asphalt and paving product lines. All cement, ready mixed concrete and asphalt and paving product lines reside in the West Group. The following table, which is reconciled to consolidated amounts, provides total revenues and gross profit by product line.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services:
Aggregates	$766.9	$818.7	$2,092.1	$2,121.4
Cement	115.6	119.6	331.7	331.0
Ready mixed concrete	254.6	271.8	689.4	724.2
Asphalt and paving services	129.8	131.1	254.9	225.7
Less: interproduct revenues	(81.4)	(77.3)	(210.9)	(203.6)
Products and services	1,185.5	1,263.9	3,157.2	3,198.7
Freight	75.0	91.5	212.9	224.8
Total Building Materials Business	1,260.5	1,355.4	3,370.1	3,423.5
Magnesia Specialties:
Products and services	55.2	59.3	164.0	198.9
Freight	5.7	5.5	16.2	16.3
Total Magnesia Specialties	60.9	64.8	180.2	215.2
Total	$1,321.4	$1,420.2	$3,550.3	$3,638.7

Gross profit (loss):
Building Materials Business:
Products and services:
Aggregates	$279.1	$287.1	$640.4	$636.5
Cement	46.5	48.5	117.2	104.5
Ready mixed concrete	24.7	29.0	56.7	62.5
Asphalt and paving services	32.6	31.1	46.4	38.5
Products and services	382.9	395.7	860.7	842.0
Freight	0.9	0.2	0.3	0.4
Total Building Materials Business	383.8	395.9	861.0	842.4
Magnesia Specialties:
Products and services	21.0	24.0	65.3	79.8
Freight	(1.0)	(1.0)	(3.2)	(3.2)
Total Magnesia Specialties	20.0	23.0	62.1	76.6
Corporate	0.7	1.7	4.3	1.4
Total	$404.5	$420.6	$927.4	$920.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	September 30,
	2020	2019
	(Dollars in Millions)
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$30.5	$28.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$29.3	$36.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$15.0	$0.2
Remeasurement of operating lease right-of-use assets	$1.9	$—
Acquisition of assets through swap	$—	$1.1

Supplemental disclosures of cash flow information are as follows:

	September 30,
	2020	2019
	(Dollars in Millions)
Cash paid for interest	$74.7	$82.3
Cash paid for income taxes	$68.9	$62.2

During the nine months ended September 30, 2020, the Company repaid $13.7 million of loans related to its company-owned life insurance policies.  The repayment is included in the ‘Investments in life insurance contracts, net’ in the investing activities of the consolidated statement of cash flows.
13.	Other Operating Income, Net

Other operating income, net, for the three and nine months ended September 30, 2020 includes $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas, which collectively provided pretax cash proceeds of $122.4 million. These gains are recorded in the West Group.

For the nine months ended September 30, 2019, other operating income, net, reflected the reversal of $6.9 million of accruals for sales tax and unclaimed property contingencies.

14.  Other Nonoperating (Income) and Expenses, Net

For the nine months ended September 30, 2020, other nonoperating (income) and expenses, net, included $5.6 million of third-party railroad track maintenance expense. Additionally, other nonoperating (income) and expenses, net, for the nine months ended September 30, 2020 reflects an $8.9 million reduction in pension expense compared with the prior-year period.  For the nine months ended September 30, 2019, other nonoperating (income) and expenses, net, included a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 290 quarries, mines and distribution yards in 27 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

Effective July 1, 2020, the Company made organizational changes, including consolidating its operational management and operating divisions, in connection with the retirement of two senior executives as of the end of the second quarter. Notably, the Mid-Atlantic Division and Southeast Division have been combined into the newly formed East Division. Additionally, the Southwest Aggregates Division and the Cement and Southwest Ready Mix Division have been combined into the newly formed Southwest Division. Subsequent to these changes, the Building Materials business consists of four divisions, which also includes the Central and West Divisions. Each division, as well as the Magnesia Specialties business, represents an operating segment.

The Company’s Building Materials business includes two reportable segments: the East Group and the West Group. The East Group, whose operations were previously reported in the Mid-America and Southeast Groups, consists of the East and Central Divisions. Prior-period reportable segment information for the Mid-America and Southeast Groups have been combined into the East Group. The West Group, which reflects no changes in operations included in this reportable segment, is comprised of the Southwest and West Divisions.  There were no changes to the Magnesia Specialties reportable segment.

Effective January 1, 2020, the Company moved the management of its one quarry in the state of Washington from the East Group to the West Group, resulting in an immaterial change to its reportable segments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska,
North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas

Arkansas, Colorado, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Plant Types	Quarries, Mines and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck, Railcar and Ship	Truck and Railcar

The Company’s Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications and dolomitic lime sold primarily to customers in the steel and mining industries.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2019. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2020.

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize production, shipments and profitability in all markets served by the Company.  Due to the potentially significant impact on the Company’s operations of weather and the coronavirus (COVID-19) pandemic, including governmental responses to prevent further outbreak of COVID-19 and other matters, current period results are not necessarily indicative of expected performance for other interim periods or the full year. Additionally, the Company recognized $69.9 million of gains on the sales of investment land and divestitures of assets in the quarter ended September 30, 2020, which are nonrecurring in nature.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

Earnings before interest; income taxes; depreciation, depletion and amortization; and the earnings/loss from nonconsolidated equity affiliates (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by accounting principles generally accepted in the United States and, as such, should not be construed as an alternative to net earnings, earnings from operations or cash provided by operating activities. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance and is a measure used by management to evaluate the Company’s performance. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable with similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Millions)
Net Earnings Attributable to Martin Marietta	$294.4	$248.6	$538.0	$480.9
Add back:
Interest expense, net of interest income	28.6	32.3	89.3	98.4
Income tax expense for controlling interests	81.5	66.2	143.0	111.0
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	97.2	92.0	287.5	285.5
Consolidated Adjusted EBITDA	$501.7	$439.1	$1,057.8	$975.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

Mix-adjusted average selling price (mix-adjusted ASP) excludes the impacts of product, geographic and other mix from the current-period average selling price and is a non-GAAP measure.  Mix-adjusted ASP is calculated by assuming current-period shipments reflect the same product, geographic and other mix as the comparable prior period.  Management uses this metric to evaluate the effectiveness of the Company’s pricing increases and believes this information is useful to investors as it provides same-on-same pricing trends.  The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
West Group - Aggregates Product Line:
Reported average selling price	$13.95	$14.04	$13.82	$13.47
Adjustment for unfavorable impact of product, geographic and other mix	0.64		0.20
Mix-adjusted ASP	$14.59		$14.02

Reported average selling price variance	(0.6)%		2.6%
Mix-adjusted ASP variance	3.9%		4.1%

Aggregates Product Line:
Reported average selling price	$14.75	$14.37	$14.73	$14.31
Adjustment for unfavorable impact of product, geographic and other mix	0.19		0.14
Mix-adjusted ASP	$14.94		$14.87

Reported average selling price variance	2.7%		2.9%
Mix-adjusted ASP variance	4.0%		3.9%

Cement Product Line:
Reported average selling price	$113.41	$112.36	$113.83	$112.53
Adjustment for unfavorable impact of product, geographic and other mix	2.82		2.41
Mix-adjusted ASP	$116.23		$116.24

Reported average selling price variance	0.9%		1.2%
Mix-adjusted ASP variance	3.4%		3.3%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

The following table presents ready mixed concrete shipment data and volume variances excluding four ready mixed concrete operations acquired in the third quarter of 2020 and excluding the Arkansas, Louisiana and eastern Texas ready mix business (ArkLaTex business) that was divested in January 2020 during the period of Martin Marietta's ownership to provide a more comparable analysis of ready mixed concrete volume variance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shipments	(Cubic Yards in Millions)
Reported ready mixed concrete shipments	2.2	2.4	6.1	6.5
Less: ready mixed concrete shipments of acquired operations	(0.1)	—	(0.1)	—
Less: ready mixed concrete shipments for the ArkLaTex business during the period of Martin Marietta ownership	—	(0.1)	—	(0.4)
Adjusted ready mixed concrete shipments	2.1	2.3	6.0	6.1

Reported ready mixed concrete volume variance	(8.3)%		(7.2)%

Adjusted ready mixed concrete volume variance	(4.0)%		(1.5)%

Financial highlights for the quarter ended September 30, 2020 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1,321.4 million compared with $1,420.2 million
♦	Building Materials business products and services revenues of $1,185.5 million compared with $1,263.9 million
♦	Magnesia Specialties products revenues of $55.2 million compared with $59.3 million
♦	Consolidated gross profit of $404.5 million compared with $420.6 million
♦	Consolidated earnings from operations of $400.6 million(1) compared with $345.3 million
♦	Net earnings attributable to Martin Marietta of $294.4 million(2) compared with $248.6 million
♦	Consolidated Adjusted EBITDA of $501.7 million(1) compared with $439.1 million
♦	Earnings per diluted share of $4.71(2) compared with $3.96

(1) Includes nonrecurring gains on sales of investment land and divested assets of $69.9 million

(2) Includes nonrecurring gains on sales of investment land and divested assets, net of tax, of $54.1 million, or $0.87 per diluted share

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended September 30, 2020 and 2019. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. Prior-year segment information has been reclassified to conform to changes to the reportable segments effective January 1, 2020 and July 1, 2020 (see Note 1 to financial statements).

	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services
East Group
Aggregates	$514.1		$539.8
West Group
Aggregates	252.8		278.9
Cement	115.6		119.6
Ready mixed concrete	254.6		271.8
Asphalt and paving	129.8		131.1
Less: Interproduct revenues	(81.4)		(77.3)
West Group Total	671.4		724.1
Products and services	1,185.5		1,263.9
Freight	75.0		91.5
Total Building Materials Business	1,260.5		1,355.4
Magnesia Specialties Business:
Products	55.2		59.3
Freight	5.7		5.5
Total Magnesia Specialties Business	60.9		64.8
Total	$1,321.4		$1,420.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials Business:
Products and services
East Group
Aggregates	$206.1	40.1	$211.0	39.1
West Group
Aggregates	73.0	28.9	76.1	27.3
Cement	46.5	40.2	48.5	40.6
Ready mixed concrete	24.7	9.7	29.0	10.6
Asphalt and paving	32.6	25.1	31.1	23.7
West Group Total	176.8	26.3	184.7	25.5
Products and services	382.9	32.3	395.7	31.3
Freight	0.9		0.2
Total Building Materials Business	383.8	30.4	395.9	29.2
Magnesia Specialties Business:
Products	21.0	38.0	24.0	40.4
Freight	(1.0)		(1.0)
Total Magnesia Specialties Business	20.0	32.9	23.0	35.5
Corporate	0.7		1.7
Total	$404.5	30.6	$420.6	29.6

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, quarter ended September 30, 2019	$287.1
Volume	(38.7)
Pricing	19.9
Operational performance (1)	10.8
Change in aggregates products gross profit	(8.0)
Aggregates products gross profit, quarter ended September 30, 2020	$279.1
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials Business:
East Group	$24.9		$21.3
West Group	34.2		29.3
Total Building Materials Business	59.1		50.6
Magnesia Specialties	3.6		2.8
Corporate	8.4		24.8
Total	$71.1	5.4	$78.2	5.5

Earnings (Loss) from operations:
Building Materials Business:
East Group	$181.4		$190.8
West Group(1)	212.3		156.8
Total Building Materials Business	393.7		347.6
Magnesia Specialties	16.4		20.1
Corporate	(9.5)		(22.4)
Total	$400.6	30.3	$345.3	24.3

(1) 2020 amounts include nonrecurring gains on sales of investment land and divested assets of $69.9 million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	September 30, 2020
	Volume	Pricing
Volume/Pricing variance(1)
East Group	(8.8)%	4.4%
West Group	(8.4)%	(0.6)%
Total Aggregates Operations(2)	(8.7)%	2.7%

	Three Months Ended
	September 30,
	2020	2019
	(Tons in Millions)
Shipments
East Group	33.7	37.0
West Group	18.1	19.7
Total Aggregates Operations(2)	51.8	56.7

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Third-quarter aggregates shipments declined 8.7% compared with the robust prior-year quarter. Aggregates shipments to the infrastructure and nonresidential end-use markets declined, while shipments to the residential market increased slightly. Aggregates pricing improved 2.7%, or 4.0% on a mix-adjusted basis. East Group shipments decreased 8.8%, reflecting weather-delayed projects in the Mid-Atlantic and Southeast, anticipated lower infrastructure shipments in portions of North Carolina and reduced wind energy construction activity in the Midwest. West Group shipments decreased 8.4%, primarily due to reduced energy-sector shipments. East Group pricing increased 4.4% with solid improvements in both the East and Central Divisions.  Pricing decreased 0.6% in the West Group, as a lower percentage of higher-priced commercial rail-shipped volumes in Houston offset price increases in the Company’s other Texas markets and Colorado. On a mix-adjusted basis, West Group pricing increased 3.9%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

The following table presents shipments data for the Building Materials business by product line:

	Three Months Ended
	September 30,
	2020	2019
Shipments
Aggregates (in millions):
Tons to external customers	48.1	53.6
Internal tons used in other product lines	3.7	3.1
Total aggregates tons	51.8	56.7

Cement (in millions):
Tons to external customers	0.7	0.8
Internal tons used in ready mixed concrete	0.3	0.3
Total cement tons	1.0	1.1

Ready Mixed Concrete (in millions of cubic yards)	2.2	2.4

Asphalt (in millions):
Tons to external customers	0.3	0.4
Internal tons used in paving business	1.0	0.9
Total asphalt tons	1.3	1.3

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	September 30,
	2020	2019	% Change
Aggregates (per ton)	$14.75	$14.37	2.7%
Cement (per ton)	$113.41	$112.36	0.9%
Ready Mixed Concrete (per cubic yard)	$114.15	$111.72	2.2%
Asphalt (per ton)	$49.56	$46.67	6.2%

Aggregates End-Use Markets

Aggregates shipments to the Company’s primary end use markets are broadly consistent with macro trends and COVID impacts.

Aggregates shipments to the infrastructure market declined, primarily driven by project delays and anticipated lower shipments in portions of North Carolina. The infrastructure market accounted for 38% of third-quarter aggregates shipments, below the Company’s most recent ten-year annual average of 45%.

Following double-digit growth in commercial and heavy industrial construction activity in the prior-year quarter, aggregates shipments to the nonresidential market declined, driven by reduced energy-sector activity from low oil prices, as well the completion of certain windfarm and liquefied natural gas projects. Notably, the Company continued

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

to benefit from warehouse and data center projects. The nonresidential market represented 33% of third-quarter aggregates shipments.

Aggregates shipments to the residential market increased slightly. Housing construction has returned to pre-COVID levels in several of the Company’s key geographies, reflective of pent-up demand, low available inventories and favorable interest rates. The residential market accounted for 24% of third-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of third-quarter aggregates shipments. Volumes to this end use decreased, driven by lower ballast shipments to the Class I western railroads.

Building Materials Business Product Lines

Third-quarter aggregates shipments declined 8.7% compared with prior-year quarter, reflecting the broad economic impact from COVID-19 and a comparison against a strong prior-year quarter. Pricing improved 2.7% compared with the prior-year quarter. Aggregates product gross margin increased 130 basis points to 36.4%, driven by increased pricing coupled with lower diesel fuel, contract services, supplies and repair costs.

While underlying Texas demand remains resilient, third-quarter cement shipments decreased 3.9%, driven primarily by the decline in energy-sector activity resulting from low oil prices. Cement pricing improved 0.9% compared with prior-year quarter, with strength in North Texas, Houston and portions of Central Texas offset by lower sales of higher-priced oil-well specialty cement products into West Texas. On a mix-adjusted basis, cement pricing increased 3.4%. Cement product gross margin decreased 40 basis points versus the prior-year quarter to 40.2%, driven by lower shipments of higher priced oil-well specialty products and higher maintenance costs.

Ready mixed concrete pricing improved 2.2% and volume decreased 4.0% in the third quarter, excluding shipments from ready mixed concrete operations acquired in the third quarter of 2020 and excluding third-quarter 2019 shipments from the Southwest Division’s concrete business in the Arkansas, Louisiana and Eastern Texas areas, generally known as ArkLaTex, that was divested in January 2020. Product gross margin declined 90 basis points to 9.7%, driven primarily by higher raw material costs.  Asphalt pricing increased 6.2% due to favorable product mix. Asphalt shipments decreased 2.8% versus prior-year quarter.

Magnesia Specialties Business

Magnesia Specialties product revenues decreased 7% to $55.2 million, reflecting lower demand for chemicals and lime products reflecting the broad economic impact associated with the COVID-19 pandemic. Product gross profit was $21.0 million compared with $24.0 million. Product gross margin was 38.0% compared with 40.4%. Third-quarter earnings from operations were $16.4 million in 2020 compared with $20.1 million in 2019.

Consolidated Operating Results

Consolidated SG&A for third quarter 2020 was 5.4% of total revenues compared with 5.5% in the prior-year quarter. During third-quarter 2020, the Company incurred $1.3 million in COVID-19 related expenses for enhanced cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. Earnings from operations for the quarter were $400.6 million in 2020 compared with $345.3 million in 2019.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

income, net, was $67.6 million in 2020 and $2.9 million in 2019. The income in 2020 includes $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas, which collectively provided pretax cash proceeds of $122.4 million. These gains are recorded in the West Group.

Other nonoperating (income) and expenses, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates and other miscellaneous income and expenses.  For the third quarter, other nonoperating (income) and expenses, net, was income of $4.0 million and $1.9 million in 2020 and 2019, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

Financial highlights for the nine months ended September 30, 2020 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $3,550.3 million compared with $3,638.7 million
♦	Building Materials business products and services revenues of $3,157.2 million compared with $3,198.7 million
♦	Magnesia Specialties products revenues of $164.0 million compared with $198.9 million
♦	Consolidated gross profit of $927.4 million compared with $920.4 million
♦	Consolidated earnings from operations of $764.8 million(1) compared with $700.4 million
♦	Net earnings attributable to Martin Marietta of $538.0 million(2) compared with $480.9 million
♦	Consolidated Adjusted EBITDA of $1,057.8 million(1) compared with $975.8 million
♦	Earnings per diluted share of $8.61(2) compared with $7.65

(1) Includes nonrecurring gains on sales of investment land and divested assets of $69.9 million

(2) Includes nonrecurring gains on sales of investment land and divested assets, net of taxes, of $54.1 million, or $0.87 per diluted share

The following tables present total revenues, gross profit (loss), SG&A expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the nine months ended September 30, 2020 and 2019. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. Prior-year segment information has been reclassified to conform to changes to the reportable segments effective January 1, 2020 and July 1, 2020 (see Note 1 to financial statements).

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Total revenues:
Building Materials Business:
Products and services
East Group
Aggregates	$1,371.8		$1,398.6
West Group
Aggregates	720.3		722.8
Cement	331.7		331.0
Ready mixed concrete	689.4		724.2
Asphalt and paving	254.9		225.7
Less: Interproduct revenues	(210.9)		(203.6)
West Group Total	1,785.4		1,800.1
Products and services	3,157.2		3,198.7
Freight	212.9		224.8
Total Building Materials Business	3,370.1		3,423.5
Magnesia Specialties:
Products	164.0		198.9
Freight	16.2		16.3
Total Magnesia Specialties Business	180.2		215.2
Total	$3,550.3		$3,638.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials Business:
Products and services
East Group
Aggregates	$460.0	33.5	$475.7	34.0
West Group
Aggregates	180.4	25.0	160.8	22.3
Cement	117.2	35.3	104.5	31.6
Ready mixed concrete	56.7	8.2	62.5	8.6
Asphalt and paving	46.4	18.2	38.5	17.1
West Group Total	400.7	22.4	366.3	20.4
Products and services	860.7	27.3	842.0	26.3
Freight	0.3		0.4
Total Building Materials Business	861.0	25.5	842.4	24.6
Magnesia Specialties:
Products	65.3	39.8	79.8	40.1
Freight	(3.2)		(3.2)
Total Magnesia Specialties Business	62.1	34.5	76.6	35.6
Corporate	4.3		1.4
Total	$927.4	26.1	$920.4	25.3

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, nine months ended September 30, 2019	$636.5
Volume	(46.5)
Pricing	58.9
Operational performance (1)	(8.5)
Change in aggregates products gross profit	3.9
Aggregates products gross profit, nine months ended September 30, 2020	$640.4

(1) Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials Business:
East Group	$74.0		$63.2
West Group	100.2		86.2
Total Building Materials Business	174.2		149.4
Magnesia Specialties	10.4		8.5
Corporate	36.4		71.0
Total	$221.0	6.2	$228.9	6.3

Earnings (Loss) from operations:
Building Materials Business:
East Group	$386.1		$416.5
West Group(1)	368.2		287.7
Total Building Materials Business	754.3		704.2
Magnesia Specialties	51.2		68.0
Corporate	(40.7)		(71.8)
Total	$764.8	21.5	$700.4	19.2

(1) 2020 amounts include nonrecurring gains on sales of investment land and divested assets of $69.9 million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Nine Months Ended
	September 30, 2020
	Volume	Pricing
Volume/Pricing variance(1)
East Group	(4.8)%	3.2%
West Group	(2.7)%	2.6%
Total Aggregates Operations(2)	(4.1)%	2.9%

	Nine Months Ended
	September 30,
	2020	2019
	(Tons in Millions)
Shipments
East Group	89.4	93.9
West Group	51.8	53.3
Total Aggregates Operations(2)	141.2	147.2

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

The following table presents shipments data for the Building Materials business by product line:

	Nine Months Ended
	September 30,
	2020	2019
Shipments
Aggregates (in millions):
Tons to external customers	131.9	139.4
Internal tons used in other product lines	9.3	7.8
Total aggregates tons	141.2	147.2

Cement (in millions):
Tons to external customers	2.0	2.0
Internal tons used in ready mixed concrete	0.9	0.9
Total cement tons	2.9	2.9

Ready Mixed Concrete (in millions of cubic yards)	6.1	6.5

Asphalt (in millions):
Tons to external customers	0.6	0.7
Internal tons used in paving business	2.0	1.6
Total asphalt tons	2.6	2.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

The average selling price by product line for the Building Materials business is as follows:

	Nine Months Ended
	September 30,
	2020	2019	% Change
Aggregates (per ton)	$14.73	$14.31	2.9%
Cement (per ton)	$113.83	$112.53	1.2%
Ready Mixed Concrete (per cubic yard)	$113.75	$110.89	2.6%
Asphalt (per ton)	$47.99	$46.83	2.5%

Aggregates Product Line End-Use Markets

For the nine months ended September 30, 2020, aggregates shipments to the infrastructure market accounted for 37% of aggregates volumes and declined 2% compared to the prior-year period, driven by lower anticipated infrastructure shipments in portions of North Carolina.

Aggregates shipments to the nonresidential market declined following double-digit growth in commercial and heavy industrial construction activity, notably in Texas and Iowa, in the prior-year period. Additionally, energy-sector demand declined in 2020, driven by low oil prices. The nonresidential market represented 33% of year-to-date aggregates shipments.

Following a slowdown in the residential market in the first quarter of 2020 due to COVID-19, aggregates shipments to the residential market increased, reflecting pent-up housing demand and emerging homebuying trends as prospective buyers look to move to small metro or suburban locations. The residential market accounted for 24% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 6% of year-to-date aggregates shipments. Volumes to this end use were relatively flat compared with the prior-year period.

Building Materials Business Product Lines

For the nine months ended September 30, 2020, aggregates shipments decreased 4.1%, reflecting the broad economic impact from COVID-19 and a comparison with prior-year volumes that benefited from carryover work from 2018. Pricing increased 2.9% compared with the prior-year period which, coupled with effective cost control and lower diesel fuel costs, led to a 60-basis-point improvement in aggregates product gross margin to 30.6%.  On a mix-adjusted basis, pricing increased 3.9%.

For the nine months ended September 30, 2020, cement shipments decreased 0.7% and pricing increased 1.2% compared with the prior-year period. On a mix-adjusted basis, pricing increased 3.3%.  Production efficiencies and lower fuel costs contributed to the 370-basis-point expansion in cement product gross margin to 35.3%.

Ready mixed concrete pricing improved 2.6% and shipments declined 1.5%, excluding shipments from ready mixed concrete operations acquired in the third quarter of 2020 and excluding shipments for the nine months ended September 30, 2019 from the Southwest Division’s ArkLaTex ready mix operations divested in January 2020. Asphalt volume increased 14.4% attributable to favorable weather compared with the prior-year period and strong customer demand. Asphalt pricing increased 2.5%.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

Magnesia Specialties Business

For the nine months ended September 30, 2020, Magnesia Specialties reported product revenues of $164.0 million compared with $198.9 million for the prior-year period. Year-over-year revenue decline is primarily attributable to lower lime and periclase shipments to the steel industry in response to the COVID-19-induced shutdown of domestic auto manufacturers. Additionally, the business experienced a continued decline in chemicals products sales as both domestic and international customers experienced a downturn in economic activity related to COVID-19. Product gross profit was $65.3 million compared with $79.8 million. Product line gross margin for the nine months ended September 30, 2020, was 39.8%, with effective cost control limiting the decline to 30 basis points versus the prior-year period. Earnings from operations were $51.2 million compared with $68.0 million.

Consolidated Operating Results

For the nine months ended September 30, 2020, consolidated SG&A was 6.2% of total revenues compared with 6.3% in 2019. During the first nine months of 2020, the Company incurred $4.8 million in COVID-19 related expenses for enhanced cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. Earnings from operations for the nine months ended September 30 were $764.8 million in 2020 compared with $700.4 million in 2019.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the nine months ended September 30, consolidated other operating income, net, was income of $59.6 million and $9.1 million in 2020 and 2019, respectively. The 2020 amount includes $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas. These gains are recorded in the West Group. The 2019 amount included the reversal of $6.9 million of accruals for sales tax and unclaimed property contingencies.

Other nonoperating (income) and expenses, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income. For the nine months ended September 30, other nonoperating (income) and expenses, net, was income of $5.9 million in 2020 and an expense of $9.7 million in 2019. The 2020 amount reflected lower pension expense of $8.9 million compared with the prior year and also included an expense of $5.6 million to finance third-party railroad track maintenance. The 2019 expense included a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

Income Tax Expense

For the nine months ended September 30, 2020, the effective income tax rate reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction. For the nine months ended September 30, 2019, the effective income tax rate reflected a $13.2 million discrete benefit from a change in the tax status of a subsidiary from a partnership to a corporation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, cash provided by operating activities was $684.0 million in 2020 compared with $649.8 million in 2019.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in Millions)
Depreciation	$251.1	$234.3
Depletion	26.2	27.4
Amortization	14.9	15.3
Total	$292.2	$277.0

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2019 net cash provided by operating activities was $966.1 million.

During the nine months ended September 30, 2020, the Company paid $250.8 million for capital investments.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 210,616 shares of common stock during the first nine months of 2020, at an aggregate cost of $50.0 million.  Future share repurchases are at the discretion of management and were temporarily paused in March 2020 in light of the COVID-19 pandemic. Management may resume share repurchases as circumstances dictate. At September 30, 2020, 13,520,952 shares of common stock were remaining under the Company’s repurchase authorization.

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

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 23, 2020, the Company extended the maturity of the Trade Receivable Facility to September 22, 2021. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

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

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

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

At September 30, 2020, the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 1.94 times and was calculated as follows:

October 1, 2019 to
September 30, 2020
(Dollars in Millions)
Earnings from continuing operations attributable to Martin Marietta	$669.0
Add back:
Income tax expense	168.2
Interest expense	120.4
Depreciation, depletion and amortization expense	382.5
Stock-based compensation expense	28.1

Deduct:
Interest income	(0.5)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,367.7
Consolidated debt, as defined and including debt for which the Company is a co-borrower, at September 30, 2020	$2,652.9
Consolidated debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at September 30, 2020 for the trailing-twelve months EBITDA	1.94 times

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock when the repurchase program is resumed and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At September 30, 2020, the Company had $1,097.7 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  The Revolving Facility matures on December 5, 2024. Historically, the Company has successfully extended the maturity dates of these credit facilities.  Further, as of September 30, 2020, the Company does not have any publicly-traded debt that matures prior to 2024.  While the future impact of the COVID-19 pandemic is not currently quantifiable, management believes the Company’s liquidity is sufficient to meet its cash flow needs through the foreseeable future.

As of September 30, 2020, the Company had restricted cash of $77.1 million for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code (Section 1031) until January 27, 2021. In October 2020, the Company transferred an additional $45.1 million from asset sales completed in the third-quarter 2020 into a restricted Section 1031 account and has until March 2021, to reinvest the funds in qualifying assets.

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

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans; the recent dramatic increases in COVID-19 cases in the United States and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impact of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions; the duration, impact and severity of the impact of the COVID-19 pandemic on the Company, including the markets in which the Company does business, its suppliers, customers or other business partners as well as the Company’s employees; the economic impact of government responses to the pandemic; the performance of the United States economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities imposed to prevent further outbreak of COVID-19; shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa and Maryland; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas and West Virginia; increasing residential mortgage rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; whether the Company’s operations will

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

(Continued)

continue to be treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19 or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments (leading to reduced profit margins when compared with aggregates moved by truck); availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

For the Quarter September 30, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2020

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

FORM 10-Q

For the Quarter Ended September 30, 2020

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

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working and stay-at-home orders and other guidelines are reducing miles driven, which is having a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty. The residential construction market accounted for 22% of the Company’s aggregates shipments in 2019 and 24% in the first nine months of 2020.

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

Variable-Rate Borrowing Facilities. At September 30, 2020, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at September 30, 2020.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, discount rates were approximately 55 basis points lower than the rate selected as of December 31, 2019, the most recent measurement date. Unless an event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2020.  Any decreases in the discount rate and pension asset values will negatively impact 2021 pension expense.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering a majority of their 2020 coal requirements.  Energy expense for the nine months ended September 30, 2020 decreased approximately 18% compared with the prior-year period, due to lower crude oil prices in 2020; however, any future energy prices cannot be reliably predicted.  A hypothetical 18% change in the Company’s energy prices for the full year 2020 as compared with 2019, assuming constant volumes, would change full year 2020 energy expense by $50 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which the Company is involved are discussed in Note O to the consolidated financial statements and Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. See also Note 9 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

The Company’s businesses could be adversely affected by the ongoing COVID-19 pandemic, or any other outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response.

The Company could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions. In or around December 2019, a novel strain of coronavirus (COVID-19) was initially reported and in March 2020, the World Health Organization declared COVID-19 a global pandemic. The spreading of COVID-19, and more recently dramatic increases in COVID-19 cases in the United States, and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates, in combination with the related governmental orders limiting individuals’ movements and social gatherings, as well as requiring many businesses to close for an undetermined period of time, are negatively impacting economic activity, consumer confidence and discretionary spending, and market conditions. Further, COVID-19 could continue to negatively affect the health of the Company’s employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials, and the ability to transport materials via the Company’s distribution network. While the Company’s operations have been treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19, and accordingly have been permitted to continue to operate during the pendency of these orders, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time. The Company is monitoring the impact of COVID-19 on its operations and on the demand for its products. Due to economic uncertainty related to COVID-19, contractors and customers may delay advancing, or ultimately cancel, building projects. In addition, reduced travel due to remote working and stay-at-home practices, including as a result of governmental orders restricting activity, may continue to negatively impact fuel tax revenues that fund highway projects. While the Company does not currently expect that the virus will have a material adverse effect on its liquidity, it is unable to accurately and fully predict the impact that the COVID-19 will have on its results of operations due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and other third-parties in response to COVID-19 and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate.

Other than the item listed above, there have been no material changes in the risk factors disclosed in Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2019.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2020

PART II- OTHER INFORMATION

(Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2020 - July 31, 2020	—	$—	—	13,520,952
August 1, 2020 - August 31, 2020	—	$—	—	13,520,952
September 1, 2020 - September 30, 2020	—	$—	—	13,520,952
Total	—		—

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

FORM 10-Q

For the Quarter Ended September 30, 2020

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

10.01

Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

31.01	Certification dated October 29, 2020 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated October 29, 2020 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated October 29, 2020 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated October 29, 2020 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: October 29, 2020	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer