Form 10-K
period 2020-12-31
MARTIN MARIETTA MATERIALS INC
filed 2021-02-19
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,377,742,588 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 12, 2021
Common Stock, $.01 par value per share	62,286,775 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2021 (Proxy Statement)	Part III

Part I  ♦  Item 1 – Business

PART I

ITEM 1 – BUSINESS

General

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company.  The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and The Bahamas.  In 2020, the aggregates product gross profit accounted for 68% of the Company’s consolidated total product gross profit.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in markets that are naturally vertically integrated and where the Company has a leading aggregates position.  Specifically, the Company has two cement plants in Texas, and ready mixed concrete and asphalt operations in Texas, Colorado and Wyoming.  Asphalt operations and paving services are exclusively in Colorado.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast.  The aggregates, cement, ready mixed concrete and asphalt and paving operations are reported collectively as the “Building Materials Business”.  The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio.  The Magnesia Specialties business produces magnesia-based chemical products that are used in industrial, agricultural and environmental applications.  It also produces dolomitic lime sold primarily to customers for steel production and land stabilization.  Magnesia Specialties’ products are shipped to customers domestically and worldwide.

FOR FURTHER INFORMATION WITH RESPECT TO THE DEVELOPMENT OF THE COMPANY’S BUSINESS PRIOR TO 2020, SEE THE INFORMATION APPEARING UNDER THE HEADING “GENERAL” INCLUDED IN PART I, ITEM 1 OF THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019, WHICH INFORMATION IS INCORPORATED BY REFERENCE.

Business Segment Information

The Company conducts its Building Materials Business through two reportable segments, organized by geography: East Group and West Group. The East Group provides aggregates products only. The West Group provides aggregates, cement and downstream products. The top ten states accounted for 87% of the Building Materials Business total revenues in 2020: Texas, Colorado, North Carolina, Georgia, Iowa, Florida, South Carolina, Indiana, Maryland and Nebraska. The Company’s Magnesia Specialties is reported as a separate segment, which includes its magnesia-based chemicals and dolomitic lime businesses.  For more information on the organization and geographic area of the Company’s business segments, see “Note A: Accounting Policies-Organization” and “Note P: Segments” of the “Notes to Financial Statements” of the Company’s consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (this Form 10-K).

Building Materials Business

The profitability of the Building Materials Business, which serves customers in the construction marketplace, is sensitive to national, regional and local economic conditions and cyclical swings in construction spending, which are in turn affected by fluctuations in levels of public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics. The heavy-side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, erratic weather patterns, seasonal changes, and other weather-related conditions, including precipitation, flooding, hurricanes, snowstorms, extreme temperatures and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability.  Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation.

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel, which is manufactured to specific sizes, grades and chemistry for use primarily in construction applications.  The Company’s operations consist primarily of open pit quarries; however, the Company is the largest operator of underground aggregates mines in the United States with 14 active underground mines located in the East Group.

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete.  The Company has a strategic and leading cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, north of San Antonio.  These plants produce Portland and specialty cements, have a combined

A World-Class Organization Built for Success	Form 10-K ♦ Page 1

Part I  ♦  Item 1 – Business

annual clinker capacity of 4.5 million tons, and operated at 80% utilization in 2020.  The Midlothian plant permit allows the Company to expand production by up to 0.8 million additional tons.  In addition to the two production facilities, the Company operates several cement distribution terminals.  Calcium carbonate in the form of limestone is the principal raw material used in the production of cement.  The Company owns more than 600 million tons of limestone reserves adjacent to its cement production plants.

Ready mixed concrete, a mixture primarily consisting of cement, aggregates, sand and water, is measured in cubic yards and specifically batched or produced for customers’ construction projects and then transported and poured at the project site. The aggregates used for ready mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). The Company operates 120 ready mix plants in Texas, Colorado and Wyoming.  Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt and paving operations are exclusively in Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

The Building Materials Business markets its products primarily to the construction industry, with 36% of aggregates shipments in 2020 to contractors in connection with highway and other public infrastructure projects and the balance of its shipments primarily to contractors for nonresidential and residential construction projects. The Company also believes exposure to fluctuations in nonresidential and residential, or private-sector, construction spending is lessened by the business’ mix of public sector-related shipments.

Funding of public infrastructure, the Company’s largest end-use market, is discussed in greater detail under “Building Materials Business’ Key Considerations—Public Infrastructure” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ of this Form 10-K.

The Building Materials Business covers a wide geographic area.  The five largest revenue-generating states (Texas, Colorado, North Carolina, Georgia, and Iowa) accounted for 71% of the Building Materials Business’ total revenues by state of destination in 2020.  The Building Materials Business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. In 2020, the coronavirus (COVID-19) pandemic impacted the global economy.  The Company, being considered an essential business, continued to operate but experienced a modest volume decline in aggregates shipments due to a slowdown in overall construction activity.  However, management believes this slowdown represents a delay rather than cancellations of projects.

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States.  As a general rule, the distance covered by truck shipments from an individual quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. As described below, the Company’s distribution system mainly uses trucks, but also has access to a waterborne network where the per-mile unit cost of transporting aggregates is much lower.  In addition, acquisitions have enabled the Company to extend its customer base through increased access to rail transportation. Proximity of quarry facilities to customers or to long-haul transportation corridors is an important factor in competition for aggregates businesses.

The Company’s distribution network moves aggregates materials from domestic and offshore sources via its long-haul rail and waterborne distribution network, to markets where aggregates supply is limited.  The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets while the Company’s locations in The Bahamas and Nova Scotia transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution facilities and port locations to offload transported material.  At December 31, 2020, the Company’s distribution facilities consisted of 84 terminals.  The long-haul distribution network can diversify market risk for locations that engage in long-haul transportation of their aggregates products. The risk of a downturn in one market may be somewhat mitigated by other markets served by the location, particularly where a producing quarry serves a local market and transports products via rail, water and/or truck to be sold in other markets.  As the Company continues to move more aggregates by rail and water, associated internal freight costs are expected to reduce gross margin.  This typically occurs where the Company transports aggregates from a production location to a distribution location, and the customer pays a selling price that includes a freight component.  Margins are negatively affected because the Company typically does not charge the customer a profit associated with the transportation component of the selling price of the materials.  Moreover, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, locomotive availability, and the ability to renegotiate favorable railroad shipping contracts.  The waterborne distribution network also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage

Form 10-K ♦ Page 2	A World-Class Organization Built for Success

Part I  ♦  Item 1 – Business

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

A long-term capital focus for the Company, primarily in the midwestern United States due to the nature of its indigenous aggregates supply, is underground limestone aggregates mines. Production costs are generally higher at underground mines than surface quarries since the depth of the aggregates deposits and the access to the reserves result in higher costs related to development, explosives and depreciation costs. However, these locations often possess marketplace transportation advantages that can lead to higher average selling prices than more distant surface quarries.

The construction aggregates industry has been consolidating, and the Company has actively participated in the industry’s consolidation. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, pit development, or other standards, and may require additional resources before benefits of the acquisitions are fully realized. Industry consolidation slowed several years ago as the number of suitable small- to mid-sized acquisition targets in high-growth markets declined. During that period of fewer acquisition opportunities, the Company focused on investing in internal expansion or efficiency projects in high-growth markets. The number of acquisition opportunities has increased in the last several years as the economy recovered from the protracted recession.  Opportunities include public and large private, family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets, and repairing financially-constrained balance sheets. The Company’s Board of Directors (the Board of Directors) and management continue to review and monitor the Company’s long-term strategic plans, commonly referred to as SOAR (Strategic Operating Analysis and Review), which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing the Company’s presence in its core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

The Company reports cement and downstream operations within the Building Materials Business’ West Group reportable segment; their results are affected by volatile factors, including fuel costs, operating efficiencies and weather, to a greater extent than the Company’s aggregates operations.  Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively.  Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results.

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

Management believes its aggregates reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any significant difficulty in obtaining reserves used for production. The Company’s aggregates reserves average approximately 90 years, based on current production levels. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations.

The Company generally sells its aggregates, ready mixed concrete and asphalt products upon receipt of customer orders or requests. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

Cement

The cement operations of the Building Materials Business produce Portland and specialty cements. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October.  Approximately 70% - 75% of all cement shipments are sent to ready mixed concrete operators. The rest are shipped to

A World-Class Organization Built for Success	Form 10-K ♦ Page 3

Part I  ♦  Item 1 – Business

manufacturers of concrete-related products, contractors, materials dealers and oil well/mining/drilling companies, as well as government entities.

Energy accounted for approximately 21% of the cement production cost profile in 2020. Therefore, profitability of cement is affected by changes in energy prices and the available supply of these products.  The Company currently has fixed-price supply contracts for coal but also consumes natural gas, alternative fuel and petroleum coke. Further, profitability of the cement operations is also subject to kiln maintenance, which typically requires a plant to be shut down for a period of time.

The limestone reserves used as a raw material for cement are located on Company-owned property, adjacent to each of the two cement plants.  Management believes that its reserves of limestone are sufficient to permit production at the current operational levels for the foreseeable future.

The cement operations generally deliver its products upon receipt of customer orders or requests.  Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures magnesia-based chemical products for industrial, agricultural and environmental applications at its Manistee, Michigan facility.  These magnesia-based chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications.  In 2020, 67% of Magnesia Specialties’ total revenues were attributable to chemical products, 32% to lime, and 1% to stone sold as construction materials.

In 2020, 79% of the lime produced in the Magnesia Specialties business was sold to third-party customers, while the remaining 21% was used internally as a raw material in making the business’ chemical products.  Dolomitic lime products sold to external customers are used primarily by the steel industry.  Products used in the steel industry, either directly as dolomitic lime or indirectly as a component of other industrial products, accounted for 34% of the Magnesia Specialties’ total revenues in 2020, attributable primarily to the sale of dolomitic lime products. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry.  These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization; domestic capacity utilization was negatively impacted by COVID-19 and averaged 65% in 2020, according to the Federal Reserve.  Steel production in 2020 decreased 18% versus 2019.

In the Magnesia Specialties business, a significant portion of costs is of a fixed or semi-fixed nature.  The production process requires the use of natural gas, coal and petroleum coke.  Therefore, fluctuations in their pricing directly affect operating results.  To help mitigate this risk, the Magnesia Specialties business has fixed-price agreements for approximately 63% of its 2021 coal, natural gas and petroleum coke needs.  For 2020, the Company’s average cost per MCF (thousand cubic feet) for natural gas decreased 9% versus 2019.

Given high fixed costs, low capacity utilization can negatively affect the segment’s results from operations. Management expects future organic profit growth to result from increased pricing, efficiency enhancements, rationalization of the current product portfolio and/or further cost reductions.  Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations.  Accordingly, these products are not as dependent on the steel industry as the dolomitic lime product line.  However, demand for chemicals products in 2020 was negatively impacted by COVID-19.

The principal raw materials used in the Magnesia Specialties business are dolomitic limestone and magnesium-rich brine.  Management believes that its reserves of dolomitic limestone and brine are sufficient to permit production at the current operational levels for the foreseeable future.

Magnesia Specialties generally delivers its products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A significant portion of the 275,000-ton dolomitic lime capacity from a lime kiln at Woodville, Ohio is committed under a long-term supply contract.

The Magnesia Specialties business is highly dependent on rail transportation, particularly for movement of dolomitic lime from Woodville to Manistee and direct customer shipments of dolomitic lime and magnesia chemicals products from both Woodville and Manistee. The segment can be affected by the specific transportation and other risks and uncertainties outlined under Item 1A, “Risk Factors,” of this Form 10-K.

Form 10-K ♦ Page 4	A World-Class Organization Built for Success

Part I  ♦  Item 1 – Business

Patents and Trademarks

As of January 31, 2021, the Company owns, has the right to use, or has pending applications for patents pending or granted by the United States and various countries and trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

Customers

No material part of the business as a whole, or of any segment of the Company, is dependent upon a single customer or upon a few customers. The loss of any single customer would not have a material adverse effect on the segment. The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county, or municipal governments, or agencies thereof.

Competition

The nature of the Company’s competition varies among its products due to the widely differing amounts of capital necessary to build and maintain production facilities. Crushed stone production from quarries or mines, and sand and gravel production by dredging, is moderately capital intensive. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic cement producers are owned by large foreign companies operating in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities. Ready mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. Accordingly, economics can lead to lower barriers to entry in some concrete markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically-integrated companies with facilities in many markets.

The Company operates in a largely-fragmented industry with over 5,000 domestic aggregates producers, including large, public companies and a large number of small, privately-held companies.  Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

•	Cemex S.A.B. de C.V.
•	CRH plc
•	HeidelbergCement AG
•	LafargeHolcim
•	MDU Resources Group, Inc.
•	Summit Materials, Inc.
•	Vulcan Materials Company

Due to the localized nature of the industry resulting from the high cost of transportation relative to the price of the product, the Building Materials Business primarily operates in smaller distinct areas that can vary from one another.

Capacity for cement plants is often stated in terms of “clinker” capacity; clinker is the initial product of cement production. According to the U.S. Geological Survey, United States cement production is widely dispersed, with the top five companies collectively producing approximately 61% of U.S. clinker capacity. An estimated 84% of U.S. clinker capacity is owned by companies headquartered outside of the United States. The Company’s cement operations also compete with imported cement because of the higher value of the product and the existence of major ports or terminals in Texas.

The Company’s ready mixed concrete and asphalt and paving operations are also in markets with numerous operators, large and small.

The Company believes that its ability to transport materials by rail and waterborne vessels has enhanced its ability to compete in the building materials industry.

The Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. While the revenues of the Magnesia Specialties business in 2020 were predominantly domestic, a portion was derived from customers located outside the United States.

A World-Class Organization Built for Success	Form 10-K ♦ Page 5

Part I  ♦  Item 1 – Business

Environmental and Governmental Regulations

Overview

The Company’s operations are subject to and affected by federal, state, and local laws and regulations relating to zoning, land use, mining, air emissions (including CO2 and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust exposure control, reclamation and other environmental, health and safety, and regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

Environmental Compliance and Accruals

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full-time team of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $32.8 million in 2020 and $26.0 million in 2019 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $17 million in 2020 and are expected to be approximately $15 million and $18 million in 2021 and 2022, respectively. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2020 and 2019. However, the Company’s expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite the Company’s compliance efforts, risk of environmental liability is inherent in the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future.

Many of the applicable requirements of environmental laws are satisfied by procedures that the Company adopts as best business practices in the ordinary course of its operations. For example, plant equipment that is used to crush aggregates products may, in the ordinary course of operations, have an attached water spray bar that is used to clean the stone. The water spray bar also serves as a dust control mechanism that complies with applicable environmental laws. Moreover, the Company does not separate the portion of the cost, depreciation, and other financial information relating to the water spray bar that is attributable only to environmental purposes, as such an allocation would be arbitrary. The incremental portion of such operating costs that is attributable to environmental compliance rather than best operating practices is impractical to quantify. Accordingly, the Company expenses costs in that category when incurred as operating expenses.

As is the case with others in the cement industry, the Company’s cement operations produce varying quantities of cement kiln dust (CKD). This production by-product consists of fine-grained, solid, highly alkaline material removed from cement kiln exhaust gas by air pollution control devices. Since much of the CKD is unreacted raw materials, it is generally permissible to recycle the CKD back into the production process, and large amounts often are treated in such manner. CKD that is not returned to the production process or sold as a product itself is disposed in landfills. CKD is currently exempted from federal hazardous waste regulations under Subtitle C of the Resource Conservation and Recovery Act.

The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state and/or local environmental protection laws. Many of these laws and their attendant regulations are complex, and are subject to challenges and new interpretations by regulators and the courts. In addition, new laws are also adopted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined to which type of operations they will apply and the manner in which they will be implemented is more accurately defined. This process typically takes years to finalize, and the rules often change significantly from the time they are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefits operating efficiencies or capacities and carry significantly higher costs.

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

Form 10-K ♦ Page 6	A World-Class Organization Built for Success

Part I  ♦  Item 1 – Business

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

Mine Safety and Land Reclamation

In general, mining, production and distribution facilities for aggregates, cement, ready mixed concrete, and asphalt must comply with air quality, water quality, and other environmental regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As the Company locates and acquires new production and distribution facilities, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines, production and distribution facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, production and distribution facilities can be situated with substantial distance from surrounding property owners. Also, in certain markets the Company’s ability to transport material by rail and water allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

As is the case with other similarly situated companies, some of the Company’s products contain varying amounts of crystalline silica, a common mineral also known as quartz. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung diseases, including silicosis, and several scientific organizations and some states, such as California, have reported that crystalline silica can cause lung cancer. The Mine Safety and Health Administration (MSHA) and the Occupational Safety and Health Administration (OSHA) have established occupational thresholds for crystalline silica exposure as respirable dust. The Company monitors occupational exposures at its facilities and implements dust control procedures and/or makes available appropriate respiratory protective equipment to maintain the occupational exposures at or below the appropriate levels. The Company, through safety information sheets and other means, also communicates what it believes to be appropriate warnings and cautions its employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free interest rate. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K. The Company performs activities on an ongoing basis, as an integral part of the normal quarrying process, that may reduce the ultimate reclamation obligations. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets dual objectives -- safety regulations required by MSHA for ongoing operations as well as final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are from time to time available for sale, typically for commercial development or use as reservoirs.

Greenhouse Gases and Climate Change

Amid concerns that greenhouse gas (GHG) emissions are contributing to climate change, a number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for emissions reporting or reductions, the use of alternative fuels, carbon credits (such as a "cap and trade" system) and a carbon tax. For example, in the United States, the United States Environmental Protection Agency (USEPA) promulgated a rule mandating that sources considered to be large emitters of GHGs report those emissions. The manufacturing operations of the Company’s Magnesia Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s two magnesia-based chemicals facilities, as well as its two cement plants in Texas, file annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not major sources of GHG

A World-Class Organization Built for Success	Form 10-K ♦ Page 7

Part I  ♦  Item 1 – Business

emissions. In fact, most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as heavy construction and earth-moving equipment.

In 2010, the USEPA also issued a GHG emissions permitting rule, referred to as the “Tailoring Rule,” which may require some industrial facilities to obtain permits for GHG emissions under the U.S. Clean Air Act’s Prevention of Significant Deterioration (PSD) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (BACT) requirements for GHGs emitted by sources already subject to PSD or Title V permitting requirements for other pollutants. Both of the Company’s cement plants, as well as its Magnesia Specialties plants, hold Title V Permits, and each (other than the Manistee, Michigan facility) is also subject to PSD requirements. With the change of the U.S. presidential administration, it is too early to determine whether the USEPA will proceed with revisions of the Tailoring Rule or proceed otherwise. It is also unknown how the USEPA may revise BACT requirements. In fact, although several large-scale projects for carbon capture are in the development phase, no technologies or methods of operation for reducing or capturing GHGs have been proven successful in large scale applications, other than improvements in fuel efficiency. Thus, if future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements could be triggered and may require significant additional costs. However, it is currently impossible to estimate the cost of any such future requirements.

U.S. President Biden has made climate change a central focus of his administration.  In addition to re-entering the Paris Agreement on January 27, 2021, President Biden issued a pair of executive orders and a presidential memorandum making the climate change central to U.S. Policy and setting out several administrative priorities and undertakings.  Although it is still too early to determine the actions the federal governmental will take to implement the orders, or the full scope, timing or ramifications of such measures, it is clear that the administration intends to make a significant and sweeping push on the climate front and, like other signatories to the Paris Agreement, intends to pursue a goal of a Net Zero GHG by 2050. The orders, combined with democratic control of both chambers of the 117th U.S. Congress, suggest that additional executive and/or legislative action is likely, although the timing and scope of such action is unclear. It also seems probable that the USEPA and other agencies will likely use their rule-making authority and procurement decisions to further address climate change. Various states where the Company has operations are considering climate change initiatives as well, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed.

If and when the USEPA issues new regulations and/or Congress passes additional legislation on GHGs, the Woodville, Ohio and Manistee, Michigan Magnesia Specialties operations, as well as the Company’s two cement plants in Texas, which release CO2 in certain of their processes and use carbon-based fuels for power equipment, kilns and the Company’s mobile fleet, will likely be subject to any new requirements. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement operations facilities would be passed on to customers. The magnesium oxide products produced at the Manistee operation, however, compete against other products that, due to the form and/or structure of the source material, require less energy in the calcination process, resulting in the generation of fewer GHGs per ton of production. Therefore, the Manistee facility may be required to absorb additional costs due to the regulation of GHG emissions in order to remain competitive in pricing in that market. In addition, the cement produced by the Company’s two plants in Texas, like other U.S. operators, is subject to strict limits set by the U.S. Department of Transportation (DOT) and other agencies, including those relating to “clinker substitution”, or the replacement of ground clinker in cement with alternate materials such as pozzolan, slag and fly ash, which has implications for the Company’s fuel use and efforts to reduce GHG emissions from its operations.  For example, various industry associations are engaged in an effort to ask the U.S. DOT and other agencies to revise their standards allowing for greater rates of clinker substitution, similar to the rates currently permitted for European cement producers.  If higher rates of substitution and blending are, in fact, permitted in the future, the result is likely to be both reduced clinker and power consumption in cement production, which would, in turn, reduce GHGs emitted in connection with each ton of cement produced in the U.S.

In light of the various regulatory uncertainties, the Company at this time cannot reasonably predict what the costs of any future compliance requirements may be. Nonetheless, the Company does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials Business. The Company continues to monitor GHG regulations and legislation and its potential impact on the Company’s cement business, financial condition and product demand.

In addition to impacts from increased regulation, climate change may result in physical and financial impacts that could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials Business correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which

Form 10-K ♦ Page 8	A World-Class Organization Built for Success

Part I  ♦  Item 1 – Business

can significantly affect that business. Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company. In addition, climate and inclement weather can reduce the useful life of an asset. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States, notably the Carolinas, Florida and Georgia, where it impacted the Company’s facilities.

The Company’s businesses also are dependent on reliable sources of electricity and fuels. The Company could incur increased costs or disruptions in its operations if climate change regulation or severe weather impacts the price or availability of electricity or fuels or other materials used in its operations. These and other climate-related risks also could impact the Company’s customers, such as a downturn in the construction sector, which could lead to reduced demand for the Company’s products. The Company may not be able to pass on to its customers all the costs relating to these risks.

Notwithstanding the foregoing risks and uncertainties relating to climate change, there may also be opportunities for the Company to increase its business or revenues. For example, warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively, which could have meaningful positive impacts on the Company’s first- and fourth-quarter results, respectively. In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies. Finally, the desire for sustainable building solutions has led to greater recognition of the benefits of concrete construction in the effort to move to a circular economy thorough innovative products, longevity and recyclability, and increased demand for green construction projects would have a direct impact on the Company’s cement and concrete business.

In an effort to mitigate the risks to the Company associated with GHG emissions while ensuring and improving financial sustainability, the Company has adopted a corporate-wide management strategy that has resulted in multiple operating initiatives to implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor belt systems; right-sizing quarry trucks to marry the appropriately sized truck with the size of production to reduce the number of required trips; replacing older railcars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing emissions monitoring equipment and real-time fleet management software. For example, in 2015, the Company’s Midlothian cement plant was recognized by the USEPA as a high performing, energy efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels.

Land Management

The Company owns approximately 140,000 acres of land, the vast majority of which is used in connection with active facilities. The Company regularly reviews its land holdings to determine their highest and best use based on its management expertise, and sell or develop for sale surplus property. Land holdings that do not have economically recoverable reserves for current or future mining or are otherwise not in locations that complement the Company’s operating facilities are considered as candidates for sale.

Human Capital Resources

As of January 31, 2021, the Company has approximately 8,700 employees, of which approximately 6,600 are hourly employees and approximately 2,100 are salaried employees. Included among these employees are nearly 900 hourly employees represented by labor unions (10.3% of the Company’s employees). Of such amount, 9.7% of the Building Materials Business’ hourly employees are members of a labor union and 100% of the Magnesia Specialties segment’s hourly employees are represented by labor unions. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville and Manistee collective bargaining agreements expire June 2022 and August 2023, respectively. The Company believes it has good relations with its employees, including its unionized employees. While the Company’s management does not expect material difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

Management believes the Company’s success depends on its ability to attract, develop and retain key personnel. None of Martin Marietta’s accomplishments, and nothing it has achieved, would be possible without its employees; the people who both drive the work and are most affected by it. These individuals are the heart of Martin Marietta. The Company’s management oversees various employee initiatives to foster and improve its employees and the Management Development and Compensation Committee regularly reviews the compensation program to achieve those objectives.

A World-Class Organization Built for Success	Form 10-K ♦ Page 9

Part I  ♦  Item 1 – Business

Health and safety in the workplace is one of the Company’s core values. The Guardian Angel safety program provides that every employee has the right, and the obligation, to stop any unsafe condition and that zero safety incidents is achievable. It includes the concept that every employee acts as a wingman for other employees, to observe and act on any situation that potentially creates unsafe circumstances. The companywide safety performance, inclusive of our more recently acquired operations, continues to deliver near or better than world-class safety levels. In 2020, 90% of the Company’s business units worked without a reportable incident and 99% of its business units worked without a lost-time incident, achieving a world-class lost-time incident rate for the fourth consecutive year.

The COVID-19 pandemic has underscored the importance of keeping the Company’s employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the Centers for Disease Control and Prevention to implement robust protocols to protect its workforce so that they can safely perform their jobs.

The Company established a new employer brand in 2019 — ONE — that reflects the thoughts, feelings and hearts of employees at every level of Martin Marietta. This included a standard approach to safety mentoring that ensures every employee has the knowledge and resources needed to complete their work safely and efficiently. The Company also established a World Class Task Force, whose mission is to improve Martin Marietta and is fostering a level of communication never before seen at the Company. In 2020, the Company launched an Inclusion and Engagement Steering Committee, comprised of diverse employees across the Company. The Company has taken these steps to better allow it to grow responsibly and encourage employee engagement.

Available Information

The Company maintains an internet address at www.martinmarietta.com. The Company makes available free of charge through its Internet website its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). These reports and any amendments are accessed via the Company’s website through a link with the Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system maintained by the Securities and Exchange Commission (the SEC) at www.sec.gov. Accordingly, the Company’s referenced reports and any amendments are made available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, once EDGAR places such material in its database.

The Company has adopted a Code of Ethical Business Conduct that applies to all of its Board of Directors, officers and employees. The Company’s code of ethics is available on the Company’s website at www.martinmarietta.com. The Company will disclose on its Internet website any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.

The Company has adopted a set of Corporate Governance Guidelines to address matters of fundamental importance relating to the corporate governance of the Company, including director qualifications and responsibilities, responsibilities of key board committees, director compensation and similar matters. Each of the Audit Committee, the Management Development and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors has adopted a written charter addressing various matters of importance relating to each committee, including the committee’s purposes and responsibilities, an annual performance evaluation of each committee and similar matters. These Corporate Governance Guidelines, and the charters of each of these committees, are available on the Company’s website at www.martinmarietta.com.

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

Form 10-K ♦ Page 10	A World-Class Organization Built for Success

Part I  ♦  Item 1A – Risk Factors

ITEM 1A – RISK FACTORS

An investment in Martin Marietta common stock or debt securities involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase or otherwise trade the Company’s securities.

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

Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. Other factors besides those listed may also adversely affect the Company and may be material to the Company. The Company has listed the known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise, other than as required by law.

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

Industry and COVID-19 Risk Factors

Our business is cyclical and depends on activity within the construction industry

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the private nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may also hurt the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. As a result of these issues, several of our top revenue-generating states, from time-to-time, stop bidding or slow bid projects in their transportation departments.

We sell most of our aggregates (our primary business) and our cement products, to the construction industry, therefore our results depend on that industry’s strength. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our products. The recession of the late 2000s and early 2010s (the Great Recession) was an example, and our shipment volumes were significantly reduced.  Construction spending can also be disrupted by terrorist activity and armed conflicts.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their selling price.  If economic conditions

A World-Class Organization Built for Success	Form 10-K ♦ Page 11

Part I  ♦  Item 1A – Risk Factors

and construction spending decline significantly in one or more areas, particularly in the Building Materials Business’ top five revenue-generating states of Texas, Colorado, North Carolina, Georgia and Iowa, our profitability will decrease. We experienced this situation during the Great Recession.

The Great Recession resulted in large declines in shipments of aggregates products in our industry. Subsequent to the Great Recession and until the impact from COVID-19 beginning in the first quarter of 2020, we experienced slow-but-steady construction growth that coincided with the longest economic recovery in United States history.

While historical spending on public infrastructure projects has been, comparatively, more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, we experienced a slight retraction in aggregates shipments to the infrastructure market after uncertainty regarding the passage of the Highway and Transportation Funding Act of 2014. Contractors were not able to get any certainty on the availability of federal infrastructure funding until late 2015 with the enactment of the Fixing America’s Surface Transportation (FAST) Act.

Our Building Materials Business is seasonal and subject to the weather, which can significantly impact operations

Since the heavy-side construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and restrict production. Production and shipment levels of the Building Materials Business’ products follow activity in the construction industry, which typically are strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Building Materials Business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and thus are more profitable if precipitation is lighter, while the first and fourth quarters are subject to the impacts of winter weather, and thus are generally the least profitable. The Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October.

Our businesses could be adversely affected by the ongoing COVID-19 pandemic, or any other outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response

Our businesses could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. In or around December 2019, COVID-19 was initially reported. Four months later, in March 2020, the World Health Organization declared it a global pandemic. The proliferation of COVID-19 cases in the United States, and the extent that geography of outbreaks primarily matches the regions in which the Company’s Building Materials Business principally operates, in combination with the related governmental orders limiting individuals’ movements and social gatherings, as well as requiring many businesses to close for an undetermined period of time, are negatively impacting economic activity, consumer confidence and discretionary spending, and overall market conditions. Further, COVID-19 could continue to negatively affect the health of our employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials, and the ability to transport materials via the Company’s distribution network. While our operations have been designated as “essential” under applicable government orders otherwise restricting business activities to prevent further outbreak of COVID-19, and accordingly have been permitted to continue to operate during the pendency of these orders, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time. We are monitoring the impact of COVID-19 on our operations and on our product demand. Due to economic uncertainty related to COVID-19, contractors and customers may delay advancing, or ultimately cancel, building projects. In addition, reduced travel due to remote working and stay-at-home practices, including as a result of governmental orders restricting activity, may continue to negatively impact fuel tax revenues that fund highway projects.  While we do not currently expect that the virus will have a material adverse effect on the Company’s liquidity, we are unable to accurately and fully predict the impact that COVID-19 will have on the results of operations due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and

Form 10-K ♦ Page 12	A World-Class Organization Built for Success

Part I  ♦  Item 1A – Risk Factors

other third-parties in response to COVID-19 and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate.

Competition and Growth Risk Factors

Our Building Materials Business depends on the availability of quality aggregates reserves or deposits and our ability to mine them economically

Our challenge is to find quality aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve applicable markets. As communities have grown, they have settled in and around attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines and developing a distribution network that transports aggregates products by various methods, including rail and water. While our distribution network allows us to transport our products longer distances than would normally be considered economical, we can give no assurances that we will be successful at this strategy.

Our businesses face many competitors

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates, ready mixed concrete, and asphalt and paving businesses may compete with recycled asphalt and concrete products that could be used instead of new products and our cement operations may compete with international competitors who are importing products into the United States from jurisdictions with lower production and regulatory costs.

Our future growth may depend in part on acquiring other businesses in our industry, and we may acquire businesses by paying all or in part with shares of our common stock

We expect to continue to grow, in part, by acquiring other businesses. In the past, we have made acquisitions to strengthen our existing locations, expand our operations and enter new geographic markets. We will continue to pursue selective acquisitions, joint ventures or other business arrangements we believe will help our Company. However, the continued success of our acquisition program will depend on our ability to find and buy other attractive businesses at an appropriate price and our ability to integrate acquired businesses into our existing operations. We cannot assume there will continue to be attractive acquisition opportunities for sale at reasonable prices that we can successfully integrate into our operations.

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

Our integration of the acquisition or business combination with other businesses may not be as successful as projected

We have a successful history of business combinations and integration of these businesses into our heritage operations. However, in connection with the integration of any other business that we acquire, there is a risk that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings or operating efficiencies we forecast from the acquisition.

Any other significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future, if the

A World-Class Organization Built for Success	Form 10-K ♦ Page 13

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

Our acquisitions could harm our results of operations

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition agreements. Acquisitions involve significant challenges and risks, including risks that:

•	we may not realize a satisfactory return on our investment;
•	we may not be able to retain key personnel of the acquired business;
•	we may experience difficulty in integrating new employees, business systems and technology;
•	our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;
•	we may not be able to bring the acquired business up to our expected levels of safety standards as soon as anticipated;
•	we may have difficulty entering into new geographic markets in which we are not experienced; or
•	we may be unable to retain the customers and partners of acquired businesses following the acquisition.

Our cement and Magnesia Specialties businesses may become capacity-constrained

If our cement or Magnesia Specialties businesses becomes capacity-constrained, we may be unable to timely satisfy the demand for some of our products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand our manufacturing capacity further, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Capacity constraints may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity-constrained. In addition, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize. While we are permitted to expand production by up to 0.8 million additional tons at our Midlothian cement plant, it could take us a significant period of time before such production expansion could come to fruition.

Our cement business could suffer if cement imports from other countries significantly increase or are sold in the U.S. in violation of U.S. fair trade laws

In the past, the cement industry has obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan is set to expire but is under review for extension by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost

Form 10-K ♦ Page 14	A World-Class Organization Built for Success

Part I  ♦  Item 1A – Risk Factors

advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement product line.

Economic, Political and Legal Risk Factors

Changes in legal requirements and governmental policies concerning zoning, land use, the environment, health and safety and other areas of the law, as well as litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities

Many federal, state and local laws and regulations relating to zoning, land use, air emissions (including carbon dioxide and other GHGs), water use, allocation and discharges, waste management, noise and dust control, mining, reclamation and other environmental, health and safety matters govern our operations. Some of our operations require permits, which may impose additional operating standards, and are subject to modification, renewal and revocation. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite our extensive efforts to remain in strict compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including for fines or personal injury or damages claims, which could have an adverse impact on our operations and profitability.

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

Our operations are subject to manufacturing, operating and handling risks associated with the products we produce and the products we use in our operations, including the related storage and transportation of raw materials, explosives, products, hazardous substances and wastes. We are exposed to hazards including storage tank leaks, explosions, discharges or releases of hazardous substances, exposure to dust, and the operation of mobile equipment and manufacturing machinery.

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

Climate change and related legislation or regulations may adversely impact our business, including potential physical and financial impacts

Amid concerns that GHG emissions are contributing to climate change, a number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for emissions reductions or the use of alternative fuels, carbon credits (such as a "cap and trade" system) and a carbon tax. For example, in the U.S., the USEPA promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. The USEPA has also promulgated a GHG emissions permitting rule, referred to as the Tailoring Rule, which may require some industrial facilities to obtain operating permits for GHG emissions under the U.S. Clean Air Act. Although the U.S. Supreme Court subsequently ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the BACT requirements for GHGs emitted by sources that already require Title V operating permits or are subject to PSD requirements for other pollutants. With the change of the U.S. presidential administration, it is too early to tell whether the USEPA will proceed with revisions of the Tailoring Rule or proceed in a different direction, nor is it known how the USEPA may revise the BACT requirements. If future modifications to our Magnesia Specialties or cement facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs. It is not possible, however, to estimate the cost of any future requirements at this time.

A World-Class Organization Built for Success	Form 10-K ♦ Page 15

Part I  ♦  Item 1A – Risk Factors

U.S. President Biden has made climate change a central focus of his administration.  In addition to reentering the Paris Agreement, on January 27, 2021, President Biden issued a pair of executive orders and a presidential memorandum making the climate change central to U.S. Policy and setting out several administrative priorities and undertakings.  Although it is still too early to determine the actions the federal governmental will take to implement the orders, or the full scope, timing or ramifications of such measures, it is clear that the administration intends to make a significant and sweeping push on the climate front and, like other signatories to the Paris Agreement, intends to pursue a goal of a Net Zero GHG by 2050.  The orders, combined with democratic control of both chambers of the U.S. Congress, suggest that additional executive and/or legislative action is likely, although the timing and scope of such action is unclear. Additionally, it seems probable that the USEPA and other agencies will likely use their rule-making authority and procurement decisions to further address climate change. Various states where we have operations are considering climate change initiatives as well, and we may be subject to state regulations in addition to any federal laws and rules that are passed.  In light of the various regulatory uncertainties, we cannot at this time reasonably predict what the costs of any future compliance requirements may be, but we do not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials Business. We continue to monitor GHG regulations and legislation and its potential impact on our cement business, financial condition and product demand.

Although our aggregates, ready mixed concrete and asphalt and paving operations are not major sources of GHG emissions, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA will likely impact our magnesia-based chemicals operations in Woodville, Ohio, and Manistee, Michigan, as well as our two cement plants in Texas, each of which file annual reports of GHG emissions as required by the USEPA reporting rule. However, it is currently impossible to estimate the cost of any such future requirements at this time. In addition, we may not be able to recover any increased operating costs or taxes relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets.

In addition to impacts from increased GHG and other climate-related regulation, climate change may result in physical and financial impacts that could have adverse effects on our operations or financial condition. Given the nature of our operations, physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials Business correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. Excessive rainfall and other severe weather events also jeopardize production, shipments and profitability in all markets served by our operations. In particular, our operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. In addition, climate and inclement weather can reduce the useful life of an asset.

Our businesses also are dependent on reliable sources of electricity and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation or severe weather impacts the price or availability of purchased electricity or fuels or other materials used in our operations. These and other climate-related risks also could impact our customers, such as a downturn in the construction sector, which could lead to reduced demand for our products. We may not be able to pass on to our customers all the costs related to mitigating these risks.

The overall impacts of climate change on our operations and the Company are highly uncertain and difficult to estimate. However, climate change legislation and regulation concerning GHGs could have a material adverse effect on our future financial position, results of operations or cash flows.

Our business is dependent on funding from a combination of federal, state and local sources

Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, bridges, schools and similar projects. Accordingly, our business is dependent on the level of federal, state, and local spending on these projects. The visibility into future federal infrastructure funding was clarified and stabilized to some extent in 2015 with the passage of the current federal highway bill, the FAST Act, which reauthorized federal highway and transportation funding programs. The FAST Act was extended for one year and now is set to expire September 30, 2021.  If a reauthorization bill is not finalized prior to the FAST Act expiration, the Company anticipates some level of funding would be continued with continuing resolutions. Uncertainty of federal funding has led to an increase in state and alternative methods of infrastructure funding. We expect to see increased infrastructure spending at the state and local levels in 2021, aided by $10 billion for state departments of transportation provided by the December 2020 federal stimulus package as well as $14 billion of approved ballot initiatives.  At the federal level, we expect to see stable infrastructure

Form 10-K ♦ Page 16	A World-Class Organization Built for Success

Part I  ♦  Item 1A – Risk Factors

spending in 2021 resulting from the FAST Act extension, but beyond that will be dependent on a successor bill to the FAST Act or continuing resolutions in the future for any greater federal impact on funding. Any enhanced federal infrastructure bill will require Congressional approval. We cannot be assured, however, of such approval or of the existence, amount and timing of appropriations for spending on future projects.

Our businesses could be impacted by rising interest rates

Our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, our business in these industries may decline if interest rates rise and costs increase.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates which are currently at historically low levels. There can be no assurance, however, that interest rates will not increase in the future, affecting our business in an adverse manner. The residential construction market accounted for 24% of our aggregates shipments in 2020.

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

Increases in our effective income tax rate may harm our results of operations

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

Personnel Risks

Labor disputes could disrupt operations of our businesses

Labor unions represent approximately 10% of the hourly employees of our Building Materials Business and all of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Woodville, Ohio, lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2022 and August 2023, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business.

Our success depends to a significant degree upon the continued services of, and on our ability to attract and retain, our key personnel and executive officers, including qualified management, technical, marketing and sales, and support personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such qualified personnel, which could negatively affect our business. In addition, because of our reliance on our senior management team, the

A World-Class Organization Built for Success	Form 10-K ♦ Page 17

Part I  ♦  Item 1A – Risk Factors

unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Financial, Accounting and Cost Management Risk Factors

Our business is a capital-intensive business

The property and machinery needed to produce our products are very expensive. Therefore, we require large amounts of cash to operate our businesses. We believe that our cash on hand, along with our projected operating cash flows and our available financing resources, is adequate to support our anticipated operating and capital needs. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business, we may be required, among other things, to reduce or delay planned capital or operating expenditures.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our estimates and assumptions could be wrong

The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions involve matters that are inherently uncertain and require our subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.

While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read the Critical Accounting Policies and Estimates section included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K.

The adoption of new accounting standards may affect our financial results

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are periodically changed. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared to the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies in Note A of our Consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Reports from the Public Company Accounting Oversight Board’s (PCAOB) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits. Our costs to respond to these additional requirements may increase.

Disruptions in the credit markets could affect our business

We have considered the current economic environment and its potential impact to our business. Demand for aggregates products, particularly in the infrastructure construction market, have been negatively affected by federal and state budget challenges and the uncertainty over future highway funding levels. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is eroded by economic uncertainty.

A recessionary construction economy can also increase the likelihood we will not be able to collect on all of our accounts receivable with our customers. We are protected in part, however, by payment bonds posted by many of our customers or end-users as well as state lien rights. Nevertheless, we may experience a delay in payment from some of our customers during a construction downturn, which would negatively affect operating cash flows. Historically, our bad debt write-offs have not been significant to our operating results, and we believe our allowance for doubtful accounts is adequate.

Form 10-K ♦ Page 18	A World-Class Organization Built for Success

Part I  ♦  Item 1A – Risk Factors

The credit environment could impact our ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. It is possible a large strategic acquisition would require that we issue new equity and debt securities in order to maintain our investment-grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our credit facilities. While management believes our credit ratings will remain at a composite investment-grade level, we cannot be assured these ratings will remain at those levels. Also, while we believe the Company will continue to have adequate credit available to meet its needs, there can be no assurance of that.

Our Magnesia Specialties business faces currency risks from its overseas activities

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

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of planned maintenance, failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have one- to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2020, the cement operations incurred shutdown costs of $19.7 million during the year. In 2020, the Magnesia Specialties business incurred shutdown costs of $5.1 million during the year. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our paving operations present additional risks to our business

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed-price contracts, we guarantee project completion by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our paving operations, we also have fixed-price and fixed-unit-price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contracts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are projects that are short in duration.

Our ready mixed concrete and asphalt and paving product lines have lower profit margins and operating results can be more volatile

Our ready mixed concrete and asphalt and paving operations typically generate lower profit margins than our aggregates and cement operations due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, if we expand these operations, our consolidated gross margin would likely be adversely affected. Our overall ready mixed concrete and asphalt and paving operations’ gross margin was 10.9% for 2020 and 10.4% for 2019.

A World-Class Organization Built for Success	Form 10-K ♦ Page 19

Part I  ♦  Item 1A – Risk Factors

Suppliers, Raw Materials, and Energy Costs Risk Factors

Short supplies and high costs of fuel, energy and raw materials affect our businesses

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. The financial results of these businesses have historically been affected by the short supply or high costs of these fuels and energy. Changes in energy costs also affect the prices that we pay for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning for our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we may enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk.

Our Magnesia Specialties business has fixed-price agreements for 63% of its 2021 coal, natural gas, and petroleum coke needs. The cement operations have fixed-price agreements for a portion of their 2021 coal and natural gas needs.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 21% of the 2020 direct production costs of our cement operations. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our cement operations.

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

Cement is sensitive to supply and price volatility

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

Our Magnesia Specialties business depends in part on the steel industry and the supply of reasonably priced fuels

Our Magnesia Specialties business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the cyclical steel industry. The Magnesia Specialties business also requires significant amounts of natural gas, coal and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.

Cyber and Information Security Risk Factors

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks

We are dependent on information technology systems and infrastructure, including reliance on third-party vendors and third-party software. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and routinely test the

Form 10-K ♦ Page 20	A World-Class Organization Built for Success

Part I  ♦  Item 1A – Risk Factors

security of our information systems network, we cannot ensure that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Other Risk Factors

Delays or interruptions in shipping products of our businesses could affect our operations

Transportation logistics play an important role in allowing us to supply products to our customers, whether by truck, rail or water. We also rely heavily on third-party truck and rail transportation to ship coal, natural gas and other fuels to our plants. Any significant delays, disruptions or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third-party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative and timely means to transport our products or fuels at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

The availability of railcars can also affect our ability to transport our products. Railcars can be used to transport many different types of products across all of our segments. If owners sell or lease railcars for use in other industries, we may not have enough railcars to transport our products.

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

Some of our products are distributed by barges along rivers in Ohio and West Virginia. We may experience, to a lesser degree, risks associated with distributing our products by barges, including significant delays, disruptions or the non-availability of our barge transportation system that could negatively affect our operations, water levels that could affect our ability to transport our products by barge, and barges that may not be available in quantities that we might need from time to time to support our operations.

Our articles of incorporation and bylaws and North Carolina law may inhibit a change in control that you may favor

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

ITEM 2 – PROPERTIES

A World-Class Organization Built for Success	Form 10-K ♦ Page 21

Part I  ♦  Item 2 – Properties

Building Materials Business

As of December 31, 2020, the Company processed or shipped aggregates from approximately 300 quarries, underground mines, and distribution yards in 27 states, Canada and The Bahamas, of which 130 are located on land owned by the Company free of major encumbrances, 61 are on land owned in part and leased in part, 91 are on leased land, and 14 are on facilities neither owned nor leased, where raw materials are removed under an agreement. The Company’s aggregates reserves, on average, represent approximately 90 years at current production levels. However, certain locations may be subject to more limited reserves and may not be able to expand. In addition, as of December 31, 2020, the Company processed and shipped ready mixed concrete and asphalt products from 128 properties in three states, of which 100 are located on land owned by the Company free of major encumbrances, two are on land owned in part and leased in part, two are at facilities neither owned nor leased and 24 are on leased land.

The Company uses various drilling methods, depending on the type of aggregates, to estimate aggregates reserves that are economically mineable. The extent of drilling varies and depends on whether the location is a potential new site (greensite), an existing location, or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and, in rare cases, the Company may rely on existing geological data or results of prior drilling by third parties. Subsequent to drilling, selected core samples are tested for soundness, abrasion resistance, and other physical properties relevant to the aggregates industry. If the reserves meet the Company’s standards and are economically mineable, then they are either leased or purchased.

The Company estimates proven and probable reserves based on the results of drilling. Proven reserves are reserves of deposits designated using closely spaced drill data and are believed to be relatively homogenous. Proven reserves have a certainty of 85% to 90%. Probable reserves are reserves that are inferred utilizing fewer drill holes and/or assumptions about the economically mineable reserves based on local geology or drill results from adjacent properties. The degree of certainty for probable reserves is 70% to 75%. In determining the amount of reserves, the Company’s policy is to exclude calculations that exceed certain depths, so for deposits such as granite, that typically continue to depths well below the ground, there may be additional deposits that are not included in the reserve calculations. The Company also deducts reserves not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its aggregates reserves used in the cement manufacturing process for its cement operations as it does for its aggregates operations. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates - Property, Plant and Equipment” included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

Set forth in the tables below are the Company’s estimates of reserves of recoverable aggregates (hard rock and sand and gravel) of suitable quality for economic extraction, shown on a state-by-state basis, and the Company’s total annual production for the last three years, along with the Company’s estimate of years of production available, shown on a reportable segment-by-reportable segment basis. The number of producing quarries shown on the table includes underground mines. The Company’s reserve estimates for the last two years are shown for comparison purposes on a state-by-state basis. The changes in reserve estimates at a particular state level from year to year reflect the tonnages of reserves on locations that have been opened or closed during the year, whether by acquisition, disposition, or otherwise; production and sales in the normal course of business; additional reserve estimates or refinements of the Company’s existing reserve estimates; opening of additional reserves at existing locations; the depletion of reserves at existing locations; and other factors. The Company evaluates its reserve estimates primarily on a Company-wide, or reportable segment-by- reportable segment basis, and does not believe comparisons of changes in reserve estimates on a state-by-state basis from year to year are particularly meaningful. The Company’s estimate of reserves shown in the tables below include reserves used in the Company’s cement product line and Magnesia Specialties business.

Form 10-K ♦ Page 22	A World-Class Organization Built for Success

Part I  ♦  Item 2 – Properties

State	Number of Producing Quarries	Tonnage of Reserves for each general type of aggregate at 12/31/19 (in millions)		Tonnage of Reserves for each general type of aggregate at 12/31/20 (in millions)		Change in Tonnage from 2019 (in millions)		Percentage of aggregate reserves located at an existing quarry, and reserves not located at an existing quarry.		Percentage of aggregate reserves on land that has not been	Percent of reserves owned and percent leased
State	2020	Hard Rock	S & G	Hard Rock	S & G	Hard Rock	S & G	At Quarry	Not at Quarry	zoned for quarrying*	Owned	Leased
Alabama	4	171.4	11.6	169.8	11.6	(1.6)	—	100%	0%	0%	56%	44%
Arkansas	3	242.5	—	237.4	—	(5.1)	—	100%	0%	0%	49%	51%
Colorado	9	750.3	182.8	745.1	178.3	(5.2)	(4.5)	91%	9%	0%	18%	82%
Florida	1	122.0	—	121.4	—	(0.6)	—	100%	0%	0%	36%	64%
Georgia	18	2,168.5	18.8	2,172.1	18.2	3.6	(0.6)	97%	3%	0%	79%	21%
Indiana	10	476.9	73.7	470.5	65.8	(6.4)	(7.9)	100%	0%	0%	52%	48%
Iowa	25	703.7	19.9	675.9	25.4	(27.8)	5.5	100%	0%	0%	30%	70%
Kansas	2	68.9	—	70.1	—	1.2	—	100%	0%	8%	39%	61%
Kentucky	6	177.7	21.6	175.8	21.1	(1.9)	(0.5)	100%	0%	0%	70%	30%
Louisiana	2	—	7.5	—	7.4	—	(0.1)	100%	0%	0%	0%	100%
Maryland	8	876.5	6.6	867.6	6.3	(8.9)	(0.3)	100%	0%	0%	99%	1%
Minnesota	2	295.6	—	291.6	—	(4.0)	—	64%	36%	0%	50%	50%
Mississippi	—	—	67.2	—	67.2	—	—	100%	0%	0%	100%	0%
Missouri	3	340.6	—	390.7	—	50.1	—	91%	9%	0%	3%	97%
Nebraska **	6	157.5	30.5	284.8	28.9	127.3	(1.6)	100%	0%	0%	50%	50%
Nevada	1	133.8	—	133.1	—	(0.7)	—	99%	1%	0%	93%	7%
North Carolina	37	3,324.8	1.6	3,304.1	1.6	(20.7)	—	74%	26%	0%	74%	26%
Ohio ***	11	566.9	102.9	562.8	100.5	(4.1)	(2.4)	43%	57%	0%	96%	4%
Oklahoma	9	1,174.9	11.6	1,192.2	11.4	17.3	(0.2)	100%	0%	0%	85%	15%
Pennsylvania	1	4.3	—	4.2	—	(0.1)	—	100%	0%	0%	100%	0%
South Carolina	10	767.5	75.8	762.2	73.9	(5.3)	(1.9)	97%	3%	0%	83%	17%
Tennessee	2	103.3	—	102.5	—	(0.8)	—	100%	0%	0%	36%	64%
Texas ****	24	2,458.5	137.1	2,420.8	128.2	(37.7)	(8.9)	100%	0%	0%	61%	39%
Utah	1	21.6	—	21.1	—	(0.5)	—	100%	0%	0%	0%	100%
Virginia	4	328.7	—	303.9	—	(24.8)	—	100%	0%	0%	78%	22%
Washington	2	1.0	16.9	1.7	16.6	0.7	(0.3)	100%	0%	0%	91%	9%
West Virginia	1	16.4	—	15.8	—	(0.6)	—	100%	0%	0%	68%	32%
Wyoming	2	150.4	—	110.1	—	(40.3)	—	100%	0%	0%	19%	81%
U. S. Total	204	15,604.2	786.1	15,607.3	762.4	3.1	(23.7)	91%	9%	0%	66%	34%
Non-U. S.	2	833.0	—	825.6	—	(7.4)	—	100%	0%	0%	98%	2%
Grand Total	206	16,437.2	786.1	16,432.9	762.4	(4.3)	(23.7)

The Company calculates its aggregate reserves for purposes of this table based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.

*

The Company may own additional land adjacent to or near existing quarries on which reserves may be located but does not include such reserves in these calculations if zoning is required but has not been obtained.

**	The Company’s underground mine project at its Ft. Calhoun plant increased the tonnage of reserves in 2020.
***	The Company's reserves presented in the State of Ohio include dolomitic limestone reserves used in the Magnesia Specialties business.
****	The Company's reserves presented in the State of Texas include limestone reserves used in the business of the cement product line.

	Total Annual Production (in tons) (in millions) For year ended December 31			Number of years of production available at December 31,
Reportable Segment	2020	2019	2018	2020
East Group	120.4	123.7	107.6	100
West Group	70.8	70.4	67.4	74
Total aggregates product line	191.2	194.1	175.0	90

Cement

As of December 31, 2020, the Company, through its subsidiaries, processed or shipped cement from eight properties in two states, of which six are located on land owned by the Company free of major encumbrances, one is on land that is owned in part and leased in part and one is on leased land. The Company’s cement operations have production facilities located at two

A World-Class Organization Built for Success	Form 10-K ♦ Page 23

Part I  ♦  Item 2 – Properties

sites in Texas: Midlothian, Texas, south of Dallas/Fort Worth; and Hunter, Texas, north of San Antonio. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2020:

Plant	Rated Annual Productive Capacity-Tons of Clinker (in millions)	Manufacturing Process	Service Date	Internally Estimated Reserves—Years
Midlothian, TX	2.4	Dry	2001	60
Hunter, TX	2.1	Dry	2013, 1981	140
Total	4.5

Reserves identified with the facilities shown above are contained on approximately 2,844 acres of land owned by the Company. As of December 31, 2020, the Company estimated its total proven and probable limestone reserves on such land to be approximately 682 million tons.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2020, the Company, through its subsidiaries, also operated, directly or through third parties, six cement distribution terminals.

Magnesia Specialties Business

The Magnesia Specialties business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. Both of these facilities are owned.

Other Properties

The Company’s principal corporate office, which it owns, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices for its five operating business segments. The Company plans to move its principal corporate office to leased space in early 2021 and sell the owned headquarters buildings.

Condition and Utilization

The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used.

During 2020, the principal properties of the aggregates operations were believed to be utilized at average productive capacities of approximately 75% and were capable of supporting a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products.

During 2020, the Texas cement plants operated on average at 80% utilization. The Portland Cement Association (PCA) has projected that Texas cement consumption will increase modestly in 2021 from 2020. The cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency.

The Company’s Magnesia Specialties business expects future organic earnings growth to result from increased pricing, recovery from the impact from COVID-19, rationalization of the current assets and portfolio and/or further cost reductions. In the current operating environment, where steel utilization is between 75% and 80%, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 73% utilization in 2020.

Form 10-K ♦ Page 24	A World-Class Organization Built for Success

Part I  ♦  Item 3 – Legal Proceedings

ITEM 3 – LEGAL PROCEEDINGS

From time to time claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, blasting, vibrations, air emissions, and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from, these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings will have a material adverse effect on the overall results of the Company's operations, its cash flows, or its financial condition. However, management cannot assure that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

The Company was not required to pay any penalties in 2020 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

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

A World-Class Organization Built for Success	Form 10-K ♦ Page 25

Part I  ♦  Information About Our Executive Officers

Information about our Executive Officers

The following sets forth certain information regarding the executive officers of Martin Marietta as of February 19, 2021:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	58	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business
James A. J. Nickolas	50	Senior Vice President, Chief Financial Officer	2017

Principal Accounting Officer (March-

May 2019); Head, Corporate Development

and Caterpillar Ventures, Caterpillar Inc.

(January-July 2017), Group Chief Financial

Officer of Caterpillar’s Resources Industries

segment (October 2014-December 2016)

Roselyn R. Bar	62	Executive Vice President;	2015
		General Counsel;	2001
		Corporate Secretary	1997
Robert J. Cardin	57	Senior Vice President; Controller, and Chief Accounting Officer	2019	Vice President and Corporate Controller (March-May 2019); Chief Accounting Officer, SWM International (2013-2019)
Daniel L. Grant	66	Senior Vice President, Strategy & Development	2013
Craig M. LaTorre	53	Senior Vice President, Chief Human Resource Officer	2019	Vice President, Human Resources (July 2018-March 2019); Senior Vice President and Chief Human Resources Officer (2013-2018), Andeavor (formerly known as Tesoro Corporation)
John P. Mohr	56	Senior Vice President,	2017	Vice President (2015-2017)
		Chief Information Officer	2015

Form 10-K ♦ Page 26	A World-Class Organization Built for Success

Part II  ♦  Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock, $0.01 par value, is traded on the New York Stock Exchange (NYSE) (Symbol: MLM). There were 788 holders of record of the Company’s common stock as of February 12, 2021.

Common Stock Performance Graph

The following graph and accompanying table compare the five-year cumulative total return from December 31, 2015 to December 31, 2020 for (a) the Company’s common stock, (b) the Standard & Poor’s 500 Composite Stock Index, and (c) the Standard & Poor’s 500 Materials Index.

A World-Class Organization Built for Success	Form 10-K ♦ Page 27

Part II  ♦  Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 — October 31, 2020	—	$—	—	13,520,952
November 1, 2020 — November 30, 2020	—	$—	—	13,520,952
December 1, 2020 — December 31, 2020	—	$—	—	13,520,952
Total	—	$—	—	13,520,952

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

ITEM 6 – SELECTED FINANCIAL DATA

SEC Release No. 33-10890 eliminated the requirement of selected financial data previously required by Item 301 of Regulation S-K.

Form 10-K ♦ Page 28	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY PROFILE
As of December 31, 2020

8,600+
Employees

~300 Aggregates Quarries, Mines & Yards

2 Cement Plants

120 Ready Mixed Concrete Plants

8 Asphalt Plants

12
Mg

2 Magnesia Specialties Facilities

Source: Company data

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and The Bahamas. In the western United States, Martin Marietta also provides cement and downstream products, namely ready mixed concrete, asphalt and paving services, in markets where the Company has a leading aggregates position. Specifically, the Company has two cement plants in Texas and ready mixed concrete and asphalt operations in Texas, Colorado and Wyoming. Asphalt operations and paving services are exclusively in Colorado. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business.

As more fully discussed in the Consolidated Strategic Objectives section, geography is critically important for the Building Materials business. The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group, whose operations were previously reported in the Mid-America and Southeast Groups, consists of the East and Central Divisions. The West Group is comprised of the Southwest and West Divisions.

The East Group provides aggregates products only. The West Group provides aggregates, cement and downstream products and services. Further, the following five states accounted for 71% of the Building Materials business 2020 total revenues: Texas, Colorado, North Carolina, Georgia and Iowa.

A World-Class Organization Built for Success	Form 10-K ♦ Page 29

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Magnesia Specialties

The Company operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers for steel production and land stabilization. Magnesia Specialties’ products are shipped to customers worldwide.

KEY VALUE DRIVERS

AGGREGATES-LED

- Leading position in markets with strong underlying growth fundamentals
- High barriers to entry

STRATEGIC CEMENT

- Complements a leading aggregates position
- Supports downstream business

TARGETED DOWNSTREAM

- Complements a leading aggregates position
- Markets are historically vertically integrated

Consolidated Strategic Objectives

The Company’s strategic planning process, or Strategic Operating Analysis and Review (SOAR), provides the framework for execution of Martin Marietta’s long-term strategic plan. Guided by this framework and considering the cyclicality of the Building Materials business, the Company determines capital allocation priorities to maximize long-term shareholder value creation. The Company’s strategy includes ongoing evaluation of aggregates-led opportunities of scale in new domestic markets (i.e., platform acquisitions), expansion through acquisitions that complement existing operations (i.e., bolt-on acquisitions) and divestitures of assets that are not consistent with stated strategic goals. The Company finances such opportunities with the goal of preserving its financial flexibility by having a leverage ratio (consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA) within a range of 2.0 times to 2.5 times within a reasonable time following the completion of a debt-financed transaction.

The Company, by purposeful design, will continue to be an aggregates-led business (aggregates product gross profit represented 68% of 2020 total consolidated gross profit) that focuses on markets with strong, underlying growth fundamentals where it can sustain or achieve a leading market position. Driven by this intentional approach, the Company has leading positions, defined as either #1 or #2, in approximately 90% of its markets. As part of its long-term strategic plan, the Company may also pursue strategic cement and targeted downstream opportunities. For Martin Marietta, strategic cement and targeted downstream operations are located in vertically-integrated markets where the Company has, or envisions, a clear path toward a leading aggregates position.

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

In order to assess population growth and density, the Company focuses on the megaregions of the United States. Megaregions are large networks of metropolitan population centers covering thousands of square miles. According to America 2050, a planning and policy program of the Regional Plan Association, a majority of the nation’s population and economic growth through 2050 will occur in 11 megaregions. The Company has a presence in most of the megaregions. As evidence of the successful execution of SOAR, the Company’s leading positions in the Texas Triangle and Colorado’s Front Range megaregions, its growth platform in the southern portion of the Northeast megaregion and its enhanced position in the Piedmont Atlantic megaregion, primarily in the Atlanta area, are the results of acquisitions since 2011. The Company has a legacy presence in the southeastern portion of the Great Lakes megaregion, encompassing operations in Indiana and Ohio. The megaregions and the Company’s key states are more fully discussed in the Building Materials Business’ Key Considerations section.

Form 10-K ♦ Page 30	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

MEGAREGIONS AND BUILDING MATERIALS BUSINESS LOCATIONS

Cascadia
Northern California
Southern California
Arizona Sun Corridor
Front Range
Texas Triangle
Gulf Coast
Great Lakes
Piedmont Atlantic
Northeast
Florida
Martin Marietta Locations

Source: America 2050

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

Additionally, the Company considers a state’s financial position in determining the opportunities and attractiveness of areas for expansion or development. In this assessment, the Company reviews a state’s financial health rating, issued by S&P Global Ratings and where AAA is the highest score. The Company’s top ten revenue-generating states have been evaluated and scored a financial health rating of AA or AAA. The Company also reviews the state’s ability to securing additional infrastructure funding and financing.

In line with the Company’s strategic objectives, management’s overall focus includes the following items:

•	Upholding the Company’s commitment to its mission, vision and values
•	Navigating effectively through construction cycles to balance investment and cost decisions against expected shipment volumes
•	Tracking shifts in population trends, as well as local, state and national economic conditions, to ensure changing trends are reflected against the execution of the strategic plan
•	Integrating acquired businesses efficiently to maximize the return on the investment
•	Allocating capital in a manner consistent with the following long-standing priorities while maintaining financial flexibility
─	Acquisitions
─	Organic capital investment
─	Return of cash to shareholders through both meaningful and sustainable dividends as well as share repurchases

A World-Class Organization Built for Success	Form 10-K ♦ Page 31

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2020 Performance Highlights

Achieved Industry-Leading Safety Performance:

•	Record company-wide Lost-Time Incident Rate (LTIR) of 0.15, the fourth consecutive year of world-class or better LTIR thresholds
•	Total Injury Incident Rate (TIIR) of 0.93, compared with 1.18 in 2019

Achieved Record Financial Performance:

The Company achieved record products and services revenues, consolidated gross profit, earnings from operations, net earnings attributable to Martin Marietta, diluted earnings per share and Adjusted EBITDA (defined in Results of Operations section), driven by resilient customer demand and improved pricing and profitability across all product lines of the Building Materials business. The Company achieved its ninth consecutive year of growth for products and services revenues, gross profit, Adjusted EBITDA and earnings per diluted share (excluding the one-time impact of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) on 2017 financial amounts). The Company’s commitment to safety and operational excellence resulted in the following financial performance (comparisons with 2019):

• Consolidated total revenues of $4.73 billion compared with $4.74 billion

• Record consolidated gross profit of $1.25 billion compared with $1.18 billion, an increase of 6.3%

• Consolidated selling, general and administrative (SG&A) expenses representing 6.5% of total revenues

• Net earnings attributable to Martin Marietta of $721.0 million compared with $611.9 million, an increase of 17.8%

• Earnings per diluted share of $11.54 compared with $9.74

• Record consolidated Adjusted EBITDA of $1.39 billion

• Record operating cash flow of $1.05 billion

Continued Disciplined Execution Against Capital Allocation Priorities:

• Dividend increase of 4% in August 2020, resulting in total annual dividends paid of $140.3 million, or $2.24 per share

• Repurchased 0.2 million shares of common stock for $50.0 million

• Capital investments into operations of $367 million

• Net long-term debt repayment of $149 million

BUSINESS ENVIRONMENT

AVERAGE OF TOTAL REVENUES AND GROSS PROFIT BY QUARTER

TOTAL CONSOLIDATED

Percentage by quarter during 2016-2020

TOTAL REVENUES

Quarter 1
20%
Quarter 2
27%
Quarter 3
29%
Quarter 4
24%

GROSS PROFIT

Quarter 1
13%
Quarter 2
30%
Quarter 3
32%
Quarter 4
25%

Source: Company data

Building Materials Business

The Building Materials business serves customers in the construction marketplace. The business’ profitability is sensitive to national, regional and local economic conditions and cyclical swings in construction spending, which are affected by fluctuations in levels of public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics.

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

Form 10-K ♦ Page 32	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

winter weather, while the second and third quarters can be subject to the impacts of heavy precipitation. The impacts of erratic weather patterns are more fully discussed in the Building Materials Business’ Key Considerations section.

Product Lines

Aggregates are an engineered, granular material consisting of crushed stone and sand and gravel, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist primarily of open pit quarries; however, the Company is also the largest operator of underground aggregates mines in the United States, with 14 active underground mines located in the East Group. The Company’s aggregates reserves average approximately 90 years at the 2020 annual production level.

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete. The Company has a strategic and leading cement position in the state of Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, north of San Antonio. These two facilities produce Portland and specialty cements, have a combined annual capacity of approximately 4.5 million tons, and collectively operated at approximately 80% utilization in 2020. The Midlothian plant has a permit that allows for annual capacity expansion of 0.8 million tons. In addition to the two production facilities, the Company operates several cement distribution terminals. Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company owns more than 600 million tons of limestone reserves adjacent to its cement production plants.

Ready mixed concrete, a mixture primarily of cement, sand, aggregates and water, is measured in cubic yards and specifically batched or produced for customers’ construction projects and then transported and poured at the project site. The aggregates used for ready mixed concrete are a washed material with limited amounts of fines (i.e., dirt and clay). The Company operates 120 ready mix plants in Texas, Colorado and Wyoming. Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations and paving services are located in Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with the Company’s upstream product lines of aggregates and cement.

End-Use Trends

•

According to the U.S. Geological Survey, for the nine months ended September 30, 2020, the latest available governmental data, estimated construction aggregates consumption decreased 3% compared with the nine months ended September 30, 2019, and for the ten months ended October 31, 2020, cement consumption was essentially flat versus the comparable prior-year period.

•	National construction spending statistics for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019, according to U.S. Census Bureau:

♦Total value of construction put in place increased 5%

♦Public construction spending increased 5%

♦Private nonresidential construction market spending decreased 3%

♦Private residential construction market spending increased 12%

The principal end-use markets of the Building Materials business are public infrastructure (i.e., highways; streets; roads; bridges; and schools); nonresidential construction (i.e., manufacturing and distribution facilities; industrial complexes; office buildings; large retailers and wholesalers; healthcare, hospitality and energy-related activity); and residential construction (i.e., subdivision development; and single- and multi-family housing). Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast, collectively comprising the ChemRock/Rail market.

Public infrastructure projects can require several years to complete, while residential and nonresidential construction projects are usually completed within one year. Generally, customer purchase orders do not contain firm quantity commitments, regardless of end-use market. Therefore, management does not utilize a Company backlog in managing its business.

A World-Class Organization Built for Success	Form 10-K ♦ Page 33

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The public infrastructure market accounted for 36% of the Company’s aggregates shipments in 2020. Anticipated lower shipments in portions of North Carolina, reduced energy-sector activity and COVID-19-driven project delays were primary factors for the 1% shipment decline to this end use. The Company’s shipments to this end-use market remain below the most recent five-year average of 38% and ten-year average of 43%.

While construction spending in the public and private market sectors is affected by economic cycles, the historic level of spending on public infrastructure projects has been comparatively more stable due to the predictability of funding from federal, state and local governments, with approximately half of the funding from federal government and half from state and local governments. The Fixing America’s Surface Transportation Act (FAST Act), signed into law on December 4, 2015, authorized $305 billion over fiscal years 2016 through 2020 and was subsequently extended for one year, providing an additional $13.6 billion to the Highway Trust Fund.

Public construction projects, once awarded, are typically seen through to completion. Thus, delays from weather or other factors can serve to extend the duration of the construction cycle. State and local initiatives that support infrastructure funding, including gas tax increases and other ballot initiatives, are increasing in size and number as these governments recognize the need to play an expanded role in public infrastructure funding. In November 2020, 303 state and local ballot initiatives, or 94% of all infrastructure funding measures up for vote, were approved. That set a 20-year approval rating record. The approved infrastructure initiatives are estimated to generate nearly $14 billion in one-time and recurring revenues, with initiatives in Texas accounting for over $11 billion of this total.

The nonresidential construction market accounted for 34% of the Company’s aggregates shipments in 2020. Following strong activity in 2019, aggregates shipments to this end use decreased 9%, reflecting reduced energy-sector activity from low oil prices and the completion of certain windfarm and a pause in some liquefied natural gas projects. The Dodge Momentum Index, a twelve-month leading indicator of construction spending for nonresidential building compiled by McGraw-Hill Construction and where the year 2000 serves as an index basis of 100, was 134.6 in December 2020. While down 5% compared with December 2019, the index increased 9% from November 2020 to December 2020, suggesting positive momentum in the nonresidential construction sector at the onset of 2021.

The residential construction market accounted for 24% of the Company’s aggregates shipments in 2020, and increased 6% compared with 2019. This end use is interest rate sensitive and typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including roads, sidewalks, utilities and storm and sewage drainage), aggregates used in new single-family home construction and aggregates used in construction of multi-family units. Construction of both subdivisions and single-family homes is nearly three times more aggregates intensive than construction of multi-family units. Through an economic cycle, multi-family construction generally begins early in the cycle and then transitions to single-family construction. Therefore, the timing of new subdivision starts, as well as new single-family housing permits, are strong indicators of residential volumes. Residential housing starts of 1.4 million units for the year ended December 31, 2020 increased 7% compared with 2019, but remain below the 50-year historical annual average of 1.5 million units. For the year ended December 31, 2020, national housing permits increased 5% versus 2019. The Company expects continued growth in the residential market driven by undersupply, low interest rates, favorable demographics, job growth, deurbanization, land availability and efficient permitting.

Form 10-K ♦ Page 34	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The remaining 6% of the Company’s 2020 aggregates shipments was to the ChemRock/Rail market, which includes ballast and agricultural limestone. Ballast is an aggregates product used to stabilize railroad track beds and, increasingly, concrete rail ties are being used as a substitute for wooden ties. Agricultural lime, a high-calcium carbonate material, is used as a supplement in animal feed, a soil acidity neutralizer and agricultural growth enhancer. Additionally, ChemRock/Rail includes rip rap, which is used as a stabilizing material to control erosion caused by water runoff at embankments, ocean beaches, inlets, rivers and streams, and high-calcium limestone, which is used as filler in glass, plastic, paint, rubber, adhesives, grease and paper. Chemical-grade, high-calcium limestone is used as a desulfurization material in utility plants.

Pricing Trends

Materials pricing for construction projects is generally based on terms committing to the availability of specified products of a stated quantity at an agreed-upon price during a definitive period. Since infrastructure projects span multiple years, announced price changes can have a lag time before taking effect while the Company sells products under existing price agreements. Pricing escalators included in multi-year infrastructure contracts serve to somewhat mitigate this effect. However, during periods of sharp or rapid increases in production costs, multi-year infrastructure contract pricing may provide only nominal pricing growth. Additionally, the Company may implement mid-year price increases, on a market-by-market basis, where appropriate. Pricing is determined locally and is affected by supply and demand characteristics of the local market.

AVERAGE SELLING PRICE PERCENT CHANGE
BY PRODUCT LINE

Aggregates
4.2%
3.1%
Cement
3.1%
1.0%
Ready Mixed Concrete
0.2%
2.0%
Asphalt
3.6%
2.7%
'19
'20
Source: Company data

On a mix-adjusted basis, which is discussed further in the Results of Operations section, 2020 aggregates pricing improved by 4.0% and 2020 cement pricing increased 3.2%.

Cost Structure

Direct production costs for the Building Materials business are components of cost of revenues incurred at the quarries, mines, cement plants, ready mixed concrete plants, asphalt plants and paving operations and distribution yards and facilities. Cost of revenues also includes the cost of resale materials, freight expenses to transport materials from a producing quarry or cement plant to a distribution yard or facility and production overhead costs.

Generally, the significant components of direct production costs for the Building Materials business are (1) labor and related benefits; (2) raw materials; (3) depreciation, depletion and amortization (DDA); (4) repairs and maintenance; (5) contract

A World-Class Organization Built for Success	Form 10-K ♦ Page 35

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

services; (6) supplies; and (7) energy. In 2020, these categories represented 90% of the Building Materials business’ total direct production costs.

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

Wage and benefit inflation and increases in labor costs may be somewhat mitigated by enhanced productivity in an expanding economy. Further, workforce reductions resulting from process automation and mobile fleet right-sizing, primarily in the aggregates operations, have mitigated rising labor costs. During economic downturns, the Company reviews its operations and, where practical, temporarily idles certain sites. The Company is able to serve these markets with other open facilities that are in close proximity. In certain markets, management can create production “super crews” that work on a rotating basis at various locations within a district. For example, within a market, a crew may work three days per week at one quarry and the other two workdays at another quarry. This has allowed the Company to responsibly manage headcount in periods of lower demand.

The production of ready mixed concrete and asphalt requires the use of cement and liquid asphalt raw materials, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results.

Cement production is a capital-intensive operation with high fixed costs to run plants that operate continuously with the exception of maintenance shutdowns. Kiln and finishing mill maintenance typically requires a plant to be shut down for a period of time as repairs are made. In 2020 and 2019, the cement operations incurred outage costs of $19.7 million and $26.3 million, respectively. The decrease in outage costs in 2020 compared with 2019 is primarily attributable to improved kiln reliability resulting from prior-period investments and the timing of planned kiln outages. The Company adjusts production levels in anticipation of planned maintenance shutdowns.

Typically, diesel fuel represents the single largest component of energy costs for the Building Materials business. The average cost per gallon was $1.49 and $2.08 in 2020 and 2019, respectively. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. Further, the Company’s contracts of affreightment for shipping products on its rail and waterborne distribution network typically include provisions for escalations or reductions in the amounts paid by the Company if the price of fuel moves outside a stated range.

The impact of inflation on the Company’s businesses has not been significant. Further, historically, the Company has achieved pricing growth in periods of inflation based on its ability to increase its selling prices in a normal economic environment.

Form 10-K ♦ Page 36	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Building Materials Business’ Key Considerations

2020 TOTAL REVENUES BY DESTINATION
BUILDING MATERIALS BUSINESS

WA <1%
MN 1%
WY 1%
IA 4%
NY <1%
Nova Scotia <1%
NE 2%
PA <1%
NV <1%
UT <1%
CO 17%
IN 3%
OH 1%
KS <1%
WV 1%
DE <1%
MO 2%
MD 3%
KY 1%
VA 1%
TN <1%
NC 9%
OK 2%
AR 1%
NM <1%
SC 3%
MS <1%
AL 1%
GA 6%
TX 35%
LA 1%
FL 4%
Bahamas <1%
Caribbean Islands <1%
Production and Sales
Sales

Source: Company data

Geography is critically important as products are sourced and sold locally

The Company’s geographic footprint is primarily in attractive markets with strong, underlying growth characteristics, including population growth and/or population density and business and economic diversity, both of which generate demand for construction and the Company’s Building Materials products. The Company has a presence in most of the megaregions of the United States, notably: Texas Triangle, Gulf Coast, Piedmont Atlantic, Front Range and Florida, each of which is discussed below. Additionally, Iowa is discussed below as a top five revenue-generating state and, while not part of a megaregion, is an attractive market with a diversified economy.

Texas Triangle and Gulf Coast

The Texas Triangle is primarily defined by the anchoring metropolises of Dallas/Fort Worth, San Antonio and Houston.  Approximately two-thirds of Texans call the Texas Triangle home, and the three anchoring cities had an estimated population of nearly 18 million as of July 1, 2019 as reported by the U.S. Census Bureau. The megaregion’s population is expected to exceed 35 million by 2050. The Texas Triangle contains the headquarters of 48 Fortune 500 companies and represents a diverse economy, including the finance, technology, transportation and goods and services sectors.

Uniquely, Houston, which has represented over 25% of Texas’ gross domestic product (GDP) for the past nineteen years, is considered part of both the Gulf Coast and the Texas Triangle megaregions. In addition to Houston, cities in the Gulf Coast megaregion include New Orleans and Baton Rouge, Louisiana. The Gulf Coast megaregion’s population is expected to exceed 16 million in 2025 and 23 million in 2050. The economy is driven by the energy, chemical and transportation sectors.

The Texas market remains one of the strongest in the United States and, according to the Bureau of Economic Analysis, as of September 30, 2020, the state’s GDP comprised 9% of the nation’s $19.1 trillion GDP. In 2019, the latest ranking available, Forbes recognized Dallas, Fort Worth and Houston as the second, 20th and 34th best metros for business and careers, respectively. Texas continues to lead the nation in population growth, and its population is estimated to increase 35% from 2020 to 2040. Houston, San Antonio and Dallas are ranked as the fourth, seventh and ninth, respectively, most populous cities in the United States as of July 1, 2019, the latest available information from the U.S. Census Bureau. Over the ten-year period ended November 2020 and as reported by the U.S. Bureau of Labor Statistics, the metropolitan areas of Austin, Dallas,

A World-Class Organization Built for Success	Form 10-K ♦ Page 37

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

San Antonio and Houston have experienced employment growth of 40%, 27%, 22% and 18%, respectively. Supported by population growth, Texas leads the country in total housing permits for the year ended December 31, 2020.

The state’s Department of Transportation (TxDOT) let $7.5 billion in construction projects in fiscal 2020 and has a letting budget of $9.5 billion for fiscal 2021 and $7.7 billion for fiscal 2022. In 2019, TxDOT announced the 2020 Unified Transportation Program, identifying planned investments totaling over $77 billion of infrastructure projects over the next ten years. Funding for highway construction comes from dedicated sources, including Propositions 1 and 7, as opposed to the use of general funds. Proposition 1, which passed in 2015, takes a portion of the oil and gas severance tax revenues and allocates them to the state highway fund. Proposition 7 is funded by state sales and use taxes and motor vehicle sales and rental taxes and is used for non-toll roads and certain transportation-related debt. For fiscal 2019 and 2020, these propositions provided $5.4 billion and $4.2 billion, respectively, to the state highway fund. Additionally, in November 2020, voters approved 100% of ballot measures that will provide an additional $11.6 billion of infrastructure funding. Though the COVID-19 pandemic slowed economic advancement temporarily, construction activity is recovering, as evidenced by developers and businesses planning expansion throughout Texas.  Amazon, Hewlett Packard, Tesla and Dallas/Fort Worth International Airport have announced plans for significant new projects in Austin, Dallas/Fort Worth and Houston. Further, continued federal regulatory approvals should contribute to increased heavy building materials consumption for large energy-sector projects over for the next several years.

Piedmont Atlantic

The Piedmont Atlantic megaregion generally follows the Interstate 85/20 corridor, spanning across North Carolina, South Carolina, Georgia, Tennessee and Alabama, and includes four primary metropolitan areas: Raleigh-Durham, Charlotte, Atlanta and Birmingham. The Piedmont Atlantic is a fast-growing megaregion; however, it is facing challenges that accompany a growing population, including increased traffic congestion and inadequate infrastructure.

North Carolina continues to demonstrate strong population trends, ranking in the top ten states for population growth for the twelve months ended July 1, 2019, the last annual estimate by the U.S. Census Bureau. North Carolina’s population is estimated to grow to 14 million by 2050. Employment growth in North Carolina has been steady and consistent. Further, in 2019, Forbes ranked Raleigh and Charlotte as the third and seventh best cities, respectively, for business and careers. In 2020, UPS, Grifols Therapeutics and Centene announced plans to invest more than $1.7 billion in North Carolina. The state continues to make significant infrastructure investment, with a fiscal year 2021 overall spending schedule of $5.8 billion. Additionally, since 2010, all transportation referendums totaling $1.8 billion have been approved by voters. In October 2020, the state issued $700 million of Build NC Bonds to fund transportation initiatives. The state’s 2020-2029 Statewide Transportation Improvement Program, or STIP, reflects investment of approximately $23.7 billion for approximately 1,700 projects.  In January 2021, the North Carolina Future Investment Resources for Sustainable Transportation, or NC FIRST, Commission issued an extensive report to the state’s transportation secretary, recommending an additional transportation investment need of $20 billion over the next decade.

South Carolina ranked sixth in the nation for population growth for the twelve months ended July 1, 2019. The state’s infrastructure program is supported by Senate Bill 1258, also known as Act No. 275 and enacted in 2016, allowing up to $4.2 billion to be devoted to highway spending over a ten-year period. South Carolina’s ten-year department of transportation (DOT) plan includes 1,000 miles of upgrades to rural roads and improvements to 140 miles of interstate highways. To fund infrastructure needs, the state passed House Bill 3516 in June 2017, which increased the state’s gas tax $0.02 per gallon per year for six years, the state’s first gas tax increase in 30 years. The bill is expected to generate an additional $625 million per year when fully implemented. Additionally, since 2010, voters approved 78% of ballot measures for transportation funding totaling $3.6 billion. The nonresidential market will benefit from recent announcements by businesses planning to expand their operations in South Carolina, including Continental Tire, Vigilent Labs, Nephron Pharmaceuticals Corporation and Carver Maritime, LLC. Additionally, the South Carolina Port Authority is investing $2.8 billion for improvements through 2022.

With nearly 3% of the nation’s GDP, Georgia continues to be a top-performing state.  According to the Georgia Department of Economic Development, the state is headquarters for 18 Fortune 500 companies and has obtained $4.3 billion in expansions and new project investments since July 1, 2020, creating almost 12,000 jobs. Georgia has consistently ranked as one of the top states for employment and population growth. For all U.S. metropolitan areas with populations greater than one million, Atlanta ranked 18th in employment gains for the ten-year period ended November 2019.  Georgia’s Major Mobility Investment Program, announced in 2017 and updated in 2019, will invest $11 billion over a ten-year period in 13 highway projects. Additionally, since 2010, Georgia voters approved more than two-thirds of ballot measures to collectively provide $7.3 billion for road and transit projects.

Form 10-K ♦ Page 38	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Front Range

Through strategic acquisitions since 2011, the Company has built a leading position to serve the Front Range of the Rocky Mountains. Extending from the southern portion of Wyoming near Cheyenne, following Interstate 25 through Colorado into New Mexico, incorporating Santa Fe and Albuquerque, the Front Range megaregion is one of the nation’s fastest-growing megaregions. Colorado has ranked in the top eleven states for population growth each year for the ten-year period ended 2020. The Front Range represents 85% of Colorado’s population and is estimated to exceed 10 million residents by 2050, nearly double the 2010 population.

The Colorado economy includes a diverse economic base, leading to strong employment and population growth. Denver was ranked fourth by Forbes for best cities for business and careers in 2019. Senate Bill 17-267, enacted in 2017, includes a component focused on new lease-purchase agreements of state facilities that allocates $1.9 billion of its proceeds to Colorado DOT (CDOT) with the remainder of its proceeds to transportation and capital construction projects over a four-year period. CDOT has a spending budget of $2.3 billion for fiscal year 2020-2021.

Florida

Spanning nearly the entire state, the Florida megaregion is rapidly expanding. Florida is the country’s third-most populous state according to the Census Bureau. Further, the state’s population is estimated to increase by more than seven million, or 32%, from 2020 to 2040. The state’s GDP represents 5% of the nation’s GDP.

Florida has a $9.2 billion DOT budget for fiscal year 2020-2021 and a five-year adopted work plan of $54.3 billion through 2025.

Iowa

Iowa has been a top-five Martin Marietta revenue-generating state for decades and has historically experienced a stable and steady economy. Iowa is the nation’s largest corn- and pork-producing state and provides approximately 9% of America’s food supply. The Company’s agricultural lime shipments are dependent on, among other things, weather, demand for agricultural commodities (including corn and soybeans), commodity prices and farm and land values. The Iowa economy has become consistently more diverse over the past several years, in part due to both its low cost and ease of doing business. The state is attractive for starting and expanding businesses due to enticing tax incentives. Facebook is in process of expanding its data center, estimated to be 3.5 million square feet when complete, and has a projected completion date in late 2022 or early 2023. In 2020, Microsoft Corporation announced plans to build two new data centers at an estimated cost of $1 billion each, with construction expected to begin in September 2021. Additionally, Apple plans to build a $1.3 billion data center near Des Moines, with an estimated project completion date of August 2027.

Growth markets with limited supply of indigenous stone must be served via a long-haul distribution network

The U.S. Department of the Interior’s geological map of the United States depicts the possible sources of indigenous rock and illustrates its limited supply in certain areas of the United States, including the coastal areas from Virginia to Texas. Further, certain interior United States markets may experience limited availability of locally sourced aggregates resulting from increasingly restrictive zoning, permitting and/or environmental laws and regulations. The Company’s long-haul distribution network is used to supplement, or in many cases wholly supply, the local crushed stone needs of these areas.

TRANSPORTATION COST PER TON PER MILE
AGGREGATES

25 tons per truck
20-37 cents/ton per mile
108 tons per railcar
4 - 7 cents/ton per mile
51,000 tons
per ship
0.5 -1.4 cents/ton
per mile
25
108
51,000
Tons

Source: Company data

The long-haul distribution network can diversify market risk for locations that engage in long-haul transportation of aggregates products. This is particularly true where a producing quarry serves a local market and transports products via rail, water and/or truck to be sold in other markets, the risk of a downturn in one market may be somewhat mitigated by other markets served by the location.

A World-Class Organization Built for Success	Form 10-K ♦ Page 39

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product shipments are moved by rail, water and truck through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets, while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution yards and port locations to offload transported material. At December 31, 2020, the distribution network available to the Company consisted of 84 terminals.

The Company’s increased rail shipments has made it more reliant on railroad performance issues, including track congestion, crew and availability, the effects of adverse weather conditions and the ability to negotiate favorable railroad shipping contracts. Further, changes in the operating strategy of rail transportation providers can create operational inefficiencies and increased costs from the Company’s rail network.

A portion of railcars and all ships of the Company’s long-haul distribution network are under short- and long-term leases, some with purchase options, and contracts of affreightment. The limited availability of water and rail transportation providers, coupled with limited distribution sites, can adversely affect lease rates for such services and ultimately the freight rates.

The Company has long-term agreements providing dedicated shipping capacity from its Bahamas and Nova Scotia operations to its coastal ports. These contracts of affreightment are take-or-pay contracts with minimum and maximum shipping requirements. The minimum requirements were met in 2020. The Company’s waterborne contracts of affreightment have varying expiration dates ranging from 2023 to 2027 and generally contain renewal options. However, there can be no assurance that such contracts can be renewed upon expiration or that terms will continue without significant increases.

The multiple transportation modes that have been developed with various rail carriers and deep-water ships provide the Company with the flexibility to effectively serve customers primarily in the Southwest and Southeast coastal markets.

Public Infrastructure, the Company’s largest end-use market, is funded through a combination of federal, state and local sources

Transportation investments generally boost the national economy by enhancing mobility and access and by creating jobs; priorities of many of the government’s economic plans. Public-sector construction related to transportation infrastructure can be aggregates intensive and is funded through a combination of federal, state and local sources. The federal highway bill, currently the FAST Act, provides annual funding for public-sector highway construction projects and includes spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are funded mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Since most states are required to balance their budgets, reductions in revenues generally require a reduction in states’ expenditures. However, the impact of state revenue reductions on highway investment will vary depending on whether the monies come from dedicated revenue sources, such as highway user fees, or whether portions are paid for with general funds.

In addition to federal appropriations, each state funds its infrastructure investment from specifically allocated amounts collected from various user fees, typically gasoline taxes and vehicle fees. Over the past several years, states have assumed a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes. Management believes that financing at the state and local levels, such as bond issuances, toll roads and tax initiatives, will continue to grow and have a fundamental role in advancing infrastructure projects. State infrastructure investment generally leads to increased growth opportunities for the Company. The level of state public-works spending is varied across the nation and dependent upon individual state economies. The degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ ten largest revenue-generating states may disproportionately affect the Company’s financial performance.

Governmental appropriations and expenditures are typically less interest rate-sensitive than private-sector spending. Obligations of federal funds are a leading indicator of highway construction activity in the United States. Before a state or local DOT can solicit bids on an eligible construction project, it enters into an agreement with the Federal Highway Administration to obligate the federal government to pay its portion of the project cost. Federal obligations are subject to annual funding appropriations by Congress.

Form 10-K ♦ Page 40	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The need for surface transportation improvements continues to significantly outpace the amount of available funding. A large number of roads, highways and bridges built following the establishment of the Interstate Highway System in 1956 are now in need of major repair or reconstruction. According to The Road Information Program (TRIP), a national transportation research group, vehicle travel on United States highways increased 25% from 2000 to 2018, while new lane road mileage increased only 9% over the same period. TRIP also reports that pavement on 11% of the nation’s major roads are in poor or mediocre condition and 27% of the nation’s interstate bridges are in need of repair or replacement, with 3% of bridges rated poor or structurally deficient. The 2020 TRIP report additionally stated an estimated backlog of $123 billion of improvements to the nation’s highway system exists and an increase of annual investment from $23 billion to $57 billion for the next 20 years is needed to address these improvements and meet mobility needs. Management believes infrastructure activity for 2021 and beyond should benefit from the FAST Act extension and its eventual successor bill, additional state and local infrastructure initiatives and the 2017 Tax Act.

In addition to highways and bridges, transportation infrastructure includes aviation, mass transit, and ports and waterways. Railroad construction continues to benefit from economic growth, which ultimately generates a need for additional maintenance and improvements.

Erratic weather can significantly impact operations

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

Excessive rainfall jeopardizes production efficiencies, shipments and profitability in all markets served by the Company. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October, though the hurricane season formally starts and ends on June 1 and November 1, respectively. The 2020 Atlantic hurricane season set a record with 30 named storms, of which 13 were hurricanes. To put this in perspective, the average hurricane season has 12 named storms, of which six are hurricanes. The Gulf Coast, eastern seaboard, The Bahamas and Nova Scotia were all impacted by storms in 2020.

Capital investment decisions driven by capital intensity of the Building Materials business and focus on land

The Company’s organic capital program is designed to leverage construction market growth through investment in both permanent and portable facilities at the Company’s operations. Over an economic cycle, the Company typically invests organic capital at an annual level that approximates depreciation expense. At mid-cycle and through cyclical peaks, organic capital investment typically exceeds depreciation expense, as the Company supports current capacity needs and future growth. Conversely, at a cyclical trough, the Company may reduce levels of capital investment. Regardless of cycle, the Company sets a priority of investing capital to ensure safe, environmentally-sound and efficient operations, as well as to provide the highest quality of customer service and establish a foundation for future growth.

The Company is diligent in its focus on land opportunities, including potential new sites (greensites) and expanding locations. Land purchases are usually opportunistic and can include contiguous property around existing quarry locations. Such property can serve as buffer property or additional mineral reserve capacity, assuming regulatory hurdles can be cleared and the underlying geology supports economical aggregates mining. In either instance, the acquisition of additional property around an existing quarry typically allows the expansion of the quarry footprint and an extension of quarry life.

A World-Class Organization Built for Success	Form 10-K ♦ Page 41

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Magnesia Specialties Business

The Magnesia Specialties business manufactures magnesia-based chemicals products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility. Of 2020 total revenues, 67% were attributable to chemicals products, 32% were attributable to lime and 1% was attributable to stone.

In 2020, 79% of the lime produced was sold to third-party customers, while the remaining 21% was used internally as a raw material for the business’ manufacturing of chemicals products. Dolomitic lime products sold to external customers are primarily used by the steel industry, and overall, 34% of Magnesia Specialties’ 2020 total revenues related to products used in the steel industry. Accordingly, a portion of the segment’s revenues and profits is affected by production and inventory trends within the steel industry, which are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. Steel production was adversely affected by COVID-19, notably when domestic auto manufacturers shutdown due to the pandemic. Steel capacity utilization decreased dramatically from a high of nearly 81% in January 2020 to just below 50% in April 2020; steel capacity utilization as of December 2020 was 74%. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization; domestic capacity utilization averaged 65% in 2020. The chemical products business focuses on higher-margin specialty chemicals that can be produced at volumes that support efficient operations.

2020 REVENUES BY PRODUCT LINE AND INDUSTRY

MAGNESIA SPECIALTIES BUSINESS

67%
Chemical Products
32%
Lime
1%
Stone
66%
Other Industries
34%
Steel Industry

Source: Company data

Total revenues of the Magnesia Specialties business in 2020 were predominantly derived from domestic customers, and no single foreign country accounted for 10% or more of the total revenues for the business. Financial results can be affected by foreign currency exchange rates, increasing transportation costs or weak economic conditions in foreign markets. To mitigate the short-term effect of currency exchange rates, foreign transactions are denominated in United States dollars.

A significant portion of the Magnesia Specialties business’ costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Company has fixed-price agreements for approximately 63% of its 2021 energy needs for coal, natural gas, petroleum coke and electricity. For 2020, the segment’s average cost per MCF (thousand cubic feet) of natural gas decreased 9% versus 2019. Given high fixed costs, low capacity utilization can negatively affect the segment’s results of operations. Management expects future organic profitability growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions.

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

Form 10-K ♦ Page 42	A World-Class Organization Built for Success

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

The Clean Air Act, originally passed in 1963 and periodically updated by amendments, is the United States’ national air pollution control program that granted the Environmental Protection Agency (EPA) authority to set limits on the level of various air pollutants. To be in compliance with National Ambient Air Quality Standards, a defined geographic area must be below established limits for six pollutants. Environmental groups have been successful in lawsuits against the federal and certain state departments of transportation, delaying highway construction in municipal areas not in compliance with the Clean Air Act. The EPA designates geographic areas as nonattainment areas when the level of air pollutants exceeds the national standard. Nonattainment areas receive deadlines to reduce air pollutants by instituting various control strategies or otherwise face fines or control by the EPA. Included as nonattainment areas are several major metropolitan areas in the Company’s markets, such as Houston/Brazoria/Galveston, Texas; Dallas/Fort Worth, Texas; Bexar County in San Antonio-New Braunfels, Texas; Denver, Colorado; Boulder, Colorado; Fort Collins/Greeley/Loveland, Colorado; Atlanta, Georgia; and Baltimore, Maryland. Federal transportation funding has been directly tied to compliance with the Clean Air Act.

Large emitters (facilities that emit 25,000 metric tons or more per year) of greenhouse gases (GHG) must report GHG generation to comply with the EPA’s Mandatory Greenhouse Gases Reporting Rule (GHG Rule). The Company files annual reports in accordance with the GHG Rule relating to operations at its two cement plants in Texas, as well as its Magnesia Specialties facilities in Woodville, Ohio, and Manistee, Michigan, each of which emit certain GHG, including carbon dioxide, methane and nitrous oxide. If Congress passes legislation on GHG, these operations will likely be subject to the new program. The Company believes that any increased operating costs or taxes related to GHG emission limitations at its cement or Woodville operations would be passed on to its customers. The Manistee facility may have to absorb extra costs due to the regulation of GHG emissions in order to maintain competitive pricing in its markets. The Company cannot reasonably predict how much those increased costs may be.

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

A World-Class Organization Built for Success	Form 10-K ♦ Page 43

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL OVERVIEW

In 2020, the Company achieved record products and services revenues, consolidated gross profit, consolidated earnings from operations, net earnings attributable to Martin Marietta, diluted earnings per share and consolidated Adjusted EBITDA (defined below). The Building Materials business achieved gross margin expansion of 160 basis points, with growth across all product lines. The Magnesia Specialties business experienced a continued decline in chemicals products sales as both domestic and international customer experienced a downturn in economic activity related to COVID-19.

Results of Operations

The discussion and analysis that follow reflect management’s assessment of the financial condition and results of operations (MD&A) of the Company and should be read in conjunction with the audited consolidated financial statements. As discussed in more detail, the Company’s operating results are highly dependent upon activity within the construction marketplace, economic cycles within the public and private business sectors and seasonal and other weather-related conditions. Though the Company’s operations have been considered an essential business during stay-a-home orders in 2020, the continuation of the COVID-19 pandemic has impacted markets in which the Company operates.  Accordingly, financial results for any year presented, or year-to-year comparisons of reported results, may not be indicative of future operating results. As permitted by the Securities and Exchange Commission (SEC) under the FAST Act Modernization and Simplification of Regulation S-K, the Company has elected to omit the discussion of the earliest period (2018) presented as it was included in its MD&A in its 2019 Form 10-K filed on February 21, 2020, incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” thereto.

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

The Company’s consolidated operating results and operating results as a percentage of total revenues are as follows:

years ended December 31 (in millions, except for % of total revenues)	2020	% of Total revenues	2019	% of Total revenues
Product and services revenues	$4,432.1		$4,422.3
Freight revenues	297.8		316.8
Total Revenues	4,729.9	100.0	4,739.1	100.0
Cost of revenues - products and services	3,175.6		3,239.1
Cost of revenues - freight	301.5		321.0
Total cost of revenues	3,477.1	73.5	3,560.1	75.1
Gross Profit	1,252.8	26.5	1,179.0	24.9
Selling, general and administrative expenses	305.9	6.5	302.7	6.4
Acquisition-related expenses	1.3		0.5
Other operating income, net	(59.8)		(9.1)
Earnings from Operations	1,005.4	21.3	884.9	18.7
Interest expense	118.1		129.3
Other nonoperating (income) and expenses, net	(2.0)		7.3
Earnings before income tax expense	889.3		748.3
Income tax expense	168.2		136.3
Consolidated net earnings	721.1	15.2	612.0	12.9
Less: Net earnings attributable to noncontrolling interests	0.1		0.1
Net Earnings Attributable to Martin Marietta	$721.0	15.2	$611.9	12.9

Consolidated Adjusted EBITDA

Earnings before interest; income taxes; depreciation, depletion and amortization; and the earnings/loss from nonconsolidated equity affiliates (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by generally accepted accounting

Form 10-K ♦ Page 44	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

principles and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance. Since Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net earnings attributable to Martin Marietta to consolidated Adjusted EBITDA:

years ended December 31
(in millions)	2020	2019
Net earnings attributable to Martin Marietta	$721.0	$611.9
Add back:
Interest expense, net of interest income	117.6	128.9
Income tax expense for controlling interests	168.2	136.3
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	386.0	377.4
Consolidated Adjusted EBITDA	$1,392.8	$1,254.5

Mixed-Adjusted Average Selling Price

Mix-adjusted average selling price (mix-adjusted ASP) is a non-GAAP measure that excludes the impacts of period-over-period product, geographic and other mix on the average selling price.  Mix-adjusted ASP is calculated by comparing current-period shipments to like-for-like shipments in the comparable prior period.  Management uses this metric to evaluate the realization of pricing increases and believes this information is useful to investors.  The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances.

years ended December 31
(in millions)	2020	2019
West Group - aggregates:
Reported average selling price	$13.82	$13.59
Adjustment for unfavorable impact of product, geographic and other mix	0.30
Mix-adjusted ASP	$14.12

Reported average selling price variance	1.7%
Mix-adjusted ASP variance	3.9%

Total aggregates:
Reported average selling price	$14.77	$14.33
Adjustment for unfavorable impact of product, geographic and other mix	0.13
Mix-adjusted ASP	$14.90

Reported average selling price variance	3.1%
Mix-adjusted ASP variance	4.0%

Cement:
Reported average selling price	$113.88	$112.75
Adjustment for unfavorable impact of product, geographic and other mix	2.52
Mix-adjusted ASP	$116.40

Reported average selling price variance	1.0%
Mix-adjusted ASP variance	3.2%

A World-Class Organization Built for Success	Form 10-K ♦ Page 45

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Ready Mixed Concrete Volume Variance

The following table presents ready mixed concrete shipment data and volume variances excluding four ready mixed concrete operations acquired in the third quarter of 2020 and excluding shipments from the Arkansas, Louisiana and eastern Texas ready mix business (ArkLaTex business) that was divested in January 2020 during the period of Martin Marietta's ownership to provide a more comparable analysis of ready mixed concrete volume variance:

years ended December 31
(in millions)	2020	2019
Shipments (cubic yards)
Reported ready mixed concrete shipments	8.4	8.5
Less: ready mixed concrete shipments of acquired operations	(0.2)	—
Less: ready mixed concrete shipments for the ArkLaTex business during the period of Martin Marietta ownership	—	(0.6)
Adjusted ready mixed concrete shipments	8.2	7.9

Reported ready mixed concrete volume variance	(1.6%)

Adjusted ready mixed concrete volume variance	3.2%

Total Revenues

The following table presents revenues data for the Company and its reportable segments by product line for the year ended December 31, 2020 and 2019. Prior-year segment information has been reclassified to conform to changes to the reportable segments effective January 1, 2020 and July 1, 2020 (see Note A to the audited consolidated financial statements).

years ended December 31
(in millions)	2020	2019
Building Materials business:
Products and services
East Group:
Aggregates	$1,826.6	$1,814.6
West Group:
Aggregates	942.7	942.1
Cement	452.5	439.1
Ready mixed concrete	952.1	948.1
Asphalt and paving services	331.7	294.0
Less: interproduct revenues	(294.4)	(265.5)
Products and services	4,211.2	4,172.4
Freight	276.0	295.4
Total Building Materials business	4,487.2	4,467.8
Magnesia Specialties:
Products	220.9	249.9
Freight	21.8	21.4
Total Magnesia Specialties	242.7	271.3
Total consolidated revenues	$4,729.9	$4,739.1

Form 10-K ♦ Page 46	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

The following table presents gross profit and gross margin data for the Company and its reportable segments by product line for the year ended December 31, 2020 and 2019. Prior-year segment information has been reclassified to conform to changes to the reportable segments effective January 1, 2020 and July 1, 2020 (see Note A to the audited consolidated financial statements).

	2020		2019
years ended December 31 (dollars in millions)	Amount	% of Revenues	Amount	% of Revenues
Building Materials business:
East Group:
Aggregates	$620.0	33.9%	$606.2	33.4%
West Group:
Aggregates	228.5	24.2%	201.7	21.4%
Cement	170.9	37.8%	143.4	32.7%
Ready mixed concrete	79.6	8.4%	78.8	8.3%
Asphalt and paving services	60.4	18.2%	50.7	17.2%
Products and services	1,159.4	27.5%	1,080.8	25.9%
Freight	0.4		(0.2)
Total Building Materials business	1,159.8	25.8%	1,080.6	24.2%
Magnesia Specialties:
Products and services	89.6	40.6%	99.4	39.8%
Freight	(4.1)		(4.0)
Total Magnesia Specialties	85.5	35.2%	95.4	35.2%
Corporate	7.5		3.0
Total consolidated gross profit	$1,252.8	26.5%	$1,179.0	24.9%

The following presents a rollforward of the Company’s consolidated gross profit:

years ended December 31 (in millions)	2020	2019
Consolidated gross profit, prior year	$1,179.0	$966.6
Aggregates:
Pricing	81.8	111.5
Volume	(36.8)	139.3
Operational performance[1]	(4.4)	(51.3)
Change in aggregates gross profit	40.6	199.5
Cement and downstream operations products and services	38.0	21.1
Magnesia Specialties products	(9.8)	(3.4)
Corporate	4.5	(4.6)
Freight	0.5	(0.2)
Change in consolidated gross profit	73.8	212.4
Consolidated gross profit, current year	$1,252.8	$1,179.0
[1]	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

The increase in Building Materials business gross profit in 2020 compared with 2019 is primarily attributable to increased pricing, effective cost management, and lower energy and cement maintenance costs. The decline in gross profit in Magnesia Specialties is driven by lower sales due to the impact of COVID-19 on the U.S. steel industry and inventory rationalization by international customers during the first portion of 2020, partially offset by cost reduction actions.

Corporate gross profit includes intercompany royalty and rental revenue and expenses, depreciation and unallocated operational expenses excluded from the Company’s evaluation of business segment performance.

A World-Class Organization Built for Success	Form 10-K ♦ Page 47

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aggregates. The average selling price per ton for aggregates was $14.77 and $14.33 for 2020 and 2019, respectively.

Aggregates average selling price increases compared to the prior year are as follows:

years ended December 31	2020	2019
East Group	3.8%	2.5%
West Group	1.7%	7.1%
Total aggregates operations[1]	3.1%	4.2%
[1]	Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

The following presents aggregates shipments for each reportable segment of the Building Materials business:

years ended December 31
Tons (in millions)	2020	2019
East Group	118.7	122.3
West Group	67.8	68.8
Total aggregates operations[1]	186.5	191.1
[1]	Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates shipments sold to external customers and internal tons used in other product lines are as follows:

.

years ended December 31
Tons (in millions)	2020	2019
Tons to external customers	173.9	181.1
Internal tons used in other product lines	12.6	10.0
Aggregates tons	186.5	191.1

Aggregates volume variance compared to the prior year by reportable segment is as follows:

years ended December 31	2020	2019
East Group	(3.0%)	14.9%
West Group	(1.4%)	6.4%
Total aggregates operations[1]	(2.4%)	11.7%

1Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates pricing improved 3.1% compared with 2019, with the West Group reporting a modest increase of 1.7%, reflecting lower percentage of higher-priced commercial rail-shipped volumes in Texas that offset robust underlying pricing gains. On a mix-adjusted basis, the West Group pricing increase was 3.9%. Aggregates volume declined in 2020, reflecting the broad economic impact from COVID-19, lower anticipated infrastructure shipments in North Carolina and reduced energy-sector shipments resulting from completed projects that were not immediately replaced.

Cement, Ready Mixed Concrete, Asphalt and Paving Services. The Company’s cement and downstream operations, namely ready mixed concrete, asphalt and paving services, are located in the West Group.

Average selling prices for cement, ready mixed concrete and asphalt are as follows:

years ended December 31	2020	2019
Cement – per ton	$113.88	$112.75
Ready mixed concrete – per cubic yard	$113.57	$111.32
Asphalt – per ton	$48.00	$46.75

Form 10-K ♦ Page 48	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unit shipments for cement, ready mixed concrete and asphalt are as follows:

years ended December 31 (in millions)	2020	2019
Cement:
Tons to external customers	2.7	2.7
Internal tons used in ready mixed concrete	1.3	1.2
Total cement tons	4.0	3.9

Ready mixed concrete – cubic yards[1]	8.4	8.5

Asphalt:
Tons to external customers	0.8	0.9
Internal tons used in paving operations	2.5	2.0
Total asphalt tons	3.3	2.9
[1]	Ready mixed concrete operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Cement shipments increased 2.4% in 2020 versus prior year, reflective of strong demand in North and South Texas, partially offset by reduced energy-sector demand.  Cement pricing improved 1.0% compared with the prior year, with strength in North Texas, Houston and portions of Central Texas offset by lower sales of higher-priced oil-well specialty cement products into West Texas. On a mix-adjusted basis, cement pricing increased 3.2%. Cement product gross margin expanded 510 basis points driven by improved kiln reliability resulting from prior-period investments, lower fuel costs and the timing of planned kiln outages.

Ready mixed concrete pricing improved 2.0% and adjusted shipment volume increased 3.2% in 2020, after excluding shipments from ready mixed concrete operations acquired in the third quarter of 2020 and also excluding 2019 shipments from the Southwest Division’s ArkLaTex business that was divested in January 2020.  In 2020, asphalt pricing increased 2.7% and volumes improved 15.3%, attributable to strong customer demand and favorable weather compared with the prior year.

Magnesia Specialties. In 2020, Magnesia Specialties reported total revenues of $242.7 million, gross profit of $85.5 million and earnings from operations of $70.7 million, representing decreases of 11%, 10% and 15%, respectively, compared with 2019. The declines in 2020 compared with prior year are primarily attributable to lower lime and periclase shipments to the steel industry in response to COVID-19-induced shutdown of domestic auto manufacturers. Additionally, the business experienced a continued decline in chemicals products sales as both domestic and international customers experienced a downturn in economic activity related to COVID-19. Effective cost control contributed to product gross margin expansion of 80 basis points to 40.6%.

Selling, General and Administrative Expenses

SG&A expenses for 2020 and 2019 were 6.5% and 6.4% of total revenues, respectively. The $3.2 million increase in total expense reflected higher personnel costs and $6.0 million in COVID-19 related expenses primarily for cleaning and sanitizing protocols across the Company’s operations, and were partially offset by reductions in other discretionary costs.

Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. These net amounts represented income of $59.8 million in 2020 and $9.1 million in 2019. The 2020 amount included $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas. These asset sales collectively generated net cash proceeds of $122.8 million. These gains were recorded in the West Group.  The 2019 amount included the reversal of $6.9 million of accruals for sales tax and unclaimed property contingencies.

Earnings from Operations

Consolidated earnings from operations were $1.0 billion and $884.9 million in 2020 and 2019, respectively.

A World-Class Organization Built for Success	Form 10-K ♦ Page 49

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense was $118.1 million in 2020 and $129.3 million in 2019. The decrease reflects lower average outstanding debt during 2020 compared with 2019 and lower interest rates on variable-rate debt.

Other Nonoperating (Income) and Expenses, Net

Other nonoperating income and expenses, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Consolidated other nonoperating income and expenses, net, was income of $2.0 million in 2020, and an expense of $7.3 million in 2019. The 2020 amount reflected lower pension expense of $8.1 million compared with the prior year and an expense of $11.4 million to finance third-party railroad track maintenance. 2019 expense included the correction of a prior-period error that overstated equity earnings from a nonconsolidated affiliate. The error was deemed immaterial to any previously-reported period and was corrected as an out-of-period expense of $15.7 million ($12.0 million, net of tax). The pretax noncash adjustment was recorded in other nonoperating expenses, net, consistent with the recurring classification of equity earnings from the affiliate.

Income Tax Expense

Variances in the estimated effective income tax rates, when compared with the statutory corporate income tax rate, are due primarily to the statutory depletion deduction for mineral reserves, the effect of state income taxes, stock compensation deductions, and the impact of foreign income or losses for which no tax expense or benefit is recognized. Additionally, certain acquisition-related expenses have limited deductibility for income tax purposes.

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

The Company’s estimated effective income tax rate for the years ended December 31, 2020 and 2019 was 18.9% and 18.2%, respectively.

The effective income tax rate for 2020 included a $14.2 million discrete benefit from financing third-party railroad track maintenance.  In exchange, the Company received a federal income tax credit and deduction.  The 2019 income tax rate reflected a discrete income tax benefit of $15.2 million related to a change in tax status of a subsidiary.

Net Earnings Attributable to Martin Marietta and Earnings Per Diluted Share

Net earnings attributable to Martin Marietta were $721.0 million, or $11.54 per diluted share, for 2020 and $611.9 million, or $9.74 per diluted share, for 2019.

Liquidity and Cash Flows

Operating Activities

Generally, the Company’s primary source of liquidity is cash generated from operating activities. Operating cash flow is substantially derived from consolidated net earnings, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Cash provided by operations was $1.05 billion in 2020 and $966.1 million in 2019. The primary driver of the increase in cash provided by operations in 2020 is higher earnings.

Form 10-K ♦ Page 50	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation, depletion and amortization expense were as follows:

years ended December 31 (in millions)	2020	2019
Depreciation	$336.8	$313.6
Depletion	35.9	37.5
Amortization	17.0	16.4
Total	$389.7	$367.5

Investing Activities

Net cash used for investing activities was $409.7 million in 2020 and $385.9 million in 2019.

Cash paid for property, plant and equipment additions was $359.7 million in 2020 and $393.5 million in 2019, the reduction reflecting the Company’s decision to reduce capital expenditures in light of COVID-19.

The Company paid cash of $65.1 million for acquisitions in 2020. There were no acquisitions in 2019.

Pretax proceeds from divestitures and sales of nonoperating land and equipment were $142.3 million in 2020 and $8.4 million in 2019. In 2020, the amount included the divestitures of investment land and assets in Austin, Texas; Riverside, California; and Augusta, Kansas.

During 2020, the Company repaid $112.3 million of loans against company-owned life insurance policies.

Financing Activities

The Company used $357.0 million and $604.1 million of cash for financing activities during 2020 and 2019, respectively.

Net repayments of long-term debt were $149.0 million in 2020 and $350.1 million in 2019.

The Company repurchased 0.2 million shares of its common stock for a total cost of $50.0 million, or $237.40 per share, in 2020 and 0.4 million shares of its common stock for a total cost of $98.2 million, or $236.04 per share, in 2019.

For the years ended December 31, 2020 and 2019, the Board of Directors approved total cash dividends on the Company’s common stock of $2.24 per share and $2.06 per share, respectively. Total cash dividends paid were $140.3 million in 2020 and $129.8 million in 2019.

Cash provided by issuances of common stock, which represents the exercises of stock options, excluding the impact of shares withheld for taxes, was $2.3 million and $13.7 million in 2020 and 2019, respectively.

A World-Class Organization Built for Success	Form 10-K ♦ Page 51

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure and Resources

Long-term debt, including current maturities, was $2.63 billion at December 31, 2020, and was principally in the form of publicly-issued long-term notes and debentures.

On March 5, 2020, the Company issued $500.0 million aggregate principal amount of 2.500% Senior Notes due 2030 (the 2.500% Senior Notes). The 2.500% Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The 2.500% Senior Notes are redeemable prior to December 15, 2029 at their make-whole redemption price at a discount rate of the U.S. Treasury Rate plus 30 basis points, or on or after December 15, 2029 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company used the net proceeds for general corporate purposes, including the repayment of $300.0 million of floating rate senior notes at maturity in May 2020.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). In September 2020, the Company extended the maturity of the Trade Receivable Facility to September 22, 2021. The Trade Receivable Facility is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The $700.0 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2024, requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, shall be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50.0 million, such reduction not to exceed $200.0 million, for purposes of the covenant calculation.

At December 31, 2020, the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined in the agreement governing the Revolving Facility (the Credit Agreement), for the trailing twelve-month EBITDA was 1.75 times and was calculated as follows:

Twelve-Month Period
January 1, 2020 to
(dollars in millions)	December 31, 2020
Net earnings attributable to Martin Marietta	$721.0
Add back:
Interest expense	118.1
Income tax expense	168.2
Depreciation, depletion and amortization expense	389.6
Stock-based compensation expense	30.0
Deduct:
Interest income	(0.5)
Consolidated EBITDA, as defined by the Company's Credit Agreement	$1,426.4
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at December 31, 2020	$2,501.5
Consolidated net debt-to-consolidated EBITDA, as defined by the Company's Credit Agreement, at December 31, 2020 for trailing twelve-month EBITDA	1.75x

Total equity was $5.89 billion at December 31, 2020. At that date, the Company had an accumulated other comprehensive loss of $158.4 million, primarily resulting from unrecognized actuarial losses related to pension benefits.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. As of December 31, 2020, the Company had 13.5 million shares remaining under the repurchase authorization. Future

Form 10-K ♦ Page 52	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

share repurchases are at the discretion of management and were temporarily paused in March 2020 in light of the COVID-19 pandemic. Management may resume share repurchases as circumstances dictate.

At December 31, 2020, the Company had $207.3 million in unrestricted cash and short-term investments that are considered cash equivalents. The Company manages its cash and cash equivalents to ensure short-term operating cash needs are met and excess funds are managed efficiently. The Company funds shortages in operating cash through credit facilities. The Company utilizes excess cash to either pay-down credit facility borrowings or invest in money market funds, money market demand deposit accounts or offshore time deposit accounts. Money market demand deposits and offshore time deposit accounts are exposed to bank solvency risk. Money market demand deposit accounts are FDIC insured up to $250,000. The Company’s investments in bank funds generally exceed the FDIC insurance limit.

As of December 31, 2020, the Company had restricted cash of $97.1 million for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code (Section 1031). In January 2021, unused funds of $47.2 million were transferred to unrestricted cash and can subsequently be used for general corporate purposes. The Company has until March 9, 2021 to utilize additional funds for like-kind exchange replacement assets.  Any remaining unused funds will be transferred to unrestricted cash at that time.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. Borrowings under the Revolving Facility are unsecured and may be used for general corporate purposes. The Company’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. At December 31, 2020, the Company had $1.1 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility.

The Company may be required to obtain additional financing in order to fund certain strategic acquisitions or to refinance outstanding debt. Any strategic acquisition of size would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating.  The Company is exposed to credit markets through the interest cost related to borrowings under its Revolving Facility and Trade Receivable Facility.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020 and provides liquidity support for businesses.  The CARES Act allowed the Company to defer the payment of the 6.2% employer share of Social Security taxes for the period from March 27, 2020 through December 31, 2020.  Half of the deferred obligation will be due December 31, 2021 and the remaining half will be due December 31, 2022.  There will be no interest assessed on amounts deferred.  The Company deferred payment of $27.6 million under this provision.

Contractual and Off Balance Sheet Obligations

Postretirement medical benefits will be paid from the Company’s assets. The obligation, if any, for retiree medical payments is subject to the terms of the plan. At December 31, 2020, the Company’s recorded benefit obligation related to these benefits totaled $12.6 million.

The Company has other retirement benefits related to pension plans. At December 31, 2020, the fair value of the qualified pension plans’ assets exceeded the projected benefit obligation by $41.8 million. The Company estimates that it will make contributions of $75.1 million to qualified pension plans in 2021. Any contributions beyond 2021 are currently undeterminable and will depend on the investment return on the related pension assets. However, management’s practice is to fund at least the service cost annually. At December 31, 2020, the Company had a total obligation of $115.8 million related to unfunded nonqualified pension plans and expects to make contributions of $7.5 million to these plans in 2021.

At December 31, 2020, the Company had $8.4 million accrued for uncertain tax positions, including interest and correlative effects of $0.2 million. Such liabilities may become payable if the tax positions are not sustained upon examination by a taxing authority.

In connection with normal, ongoing operations, the Company enters into market-rate leases for property, plant and equipment and royalty commitments principally associated with leased land and mineral reserves. Additionally, the Company enters into equipment rentals to meet shorter-term, nonrecurring and intermittent needs. At December 31, 2020, the Company had $459.0 million in operating lease obligations and $24.5 million in finance lease obligations, representing the present value of future payments. The imputed interest on operating and finance lease obligations was $174.3 million. Management anticipates that, in the ordinary course of business, the Company will enter into additional royalty agreements

A World-Class Organization Built for Success	Form 10-K ♦ Page 53

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

for land and mineral reserves during 2021. As permitted, short-term leases are excluded from ASC 842 requirements and future noncancelable obligations for these leases as of December 31, 2020 are immaterial.

As of December 31, 2020, interest payable on the Company’s publicly traded debt through the various maturity dates was $1.35 billion.  The Company has obligations related to contracts of affreightment not accounted for as a lease and royalty agreements totaling $120.2 million and $119.7 million, respectively, as of December 31, 2020. The Company has purchase commitments for property, plant and equipment of $102.8 million as of December 31, 2020. The Company also has other purchase obligations related to energy and service contracts which totaled $122.4 million as of December 31, 2020.

Contingent Liabilities and Commitments

The Company has entered into standby letter of credit agreements relating to certain insurance claims, contract performance and permit requirements. At December 31, 2020, the Company had contingent liabilities guaranteeing its own performance under these outstanding letters of credit of $32.0 million.

In the normal course of business, at December 31, 2020, the Company was contingently liable for $390.2 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

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

Impairment Review of Goodwill

Goodwill is required to be tested annually for impairment. An interim review is performed between annual tests if facts and circumstances indicate a potential impairment. The impairment review of goodwill is a critical accounting estimate because goodwill represented 23% of the Company’s total assets at December 31, 2020; the review requires management to apply judgment and make key assumptions; and an impairment charge could be material to the Company’s financial condition and results of operations. The Company performs its impairment evaluation as of October 1, which represents the annual evaluation date.

The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials business. The Southwest Division is the most significant reporting unit and includes $1.7 billion of the Company’s goodwill. There is no goodwill related to the Magnesia Specialties business.

Certain of the aforementioned reporting units within the Building Materials business meet the aggregation criteria and are consolidated into reportable segments for financial reporting.

Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. If subsequent organizational changes result in operations being transferred to a different reporting unit, a proportionate amount of goodwill is transferred from the former to the new reporting unit. Goodwill is tested for impairment by comparing the reporting unit’s fair value to its carrying value, which represents a Step-1 analysis. However, prior to Step 1, the Company may perform an optional qualitative assessment, or Step 0. As part of the qualitative assessment, the Company considers, among other things, the following events and circumstances: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events. If the Company concludes it is

Form 10-K ♦ Page 54	A World-Class Organization Built for Success

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

For the 2020 annual impairment evaluation, the Company performed a Step-0 analysis for all reporting units and concluded that it is more-likely-than-not that the reporting units’ fair values exceed their carrying values.

Any potential impairment charges from future evaluations represent a risk to the Company.

Pension Benefit Obligation and Pension Expense – Selection of Assumptions

The Company sponsors noncontributory defined benefit pension plans that cover substantially all employees and a Supplemental Excess Retirement Plan (SERP) for certain retirees (see Note K to the consolidated financial statements). Annually, as of December 31, management remeasures the defined benefit pension plans’ projected benefit obligation based on the present value of the projected future benefit payments to all participants for services rendered to date, reflecting expected future pay increases through the participants’ expected retirement dates. A discount rate assumption is selected annually based on corporate bond rates as of the measurement date to calculate the present value of the projected benefit obligation.

Annual pension expense, referred to as net periodic benefit cost within the consolidated financial statements, (inclusive of SERP expense) consists of several components:

•	Service Cost, which represents the present value of benefits attributed to services rendered in the current year, measured by expected future salary levels to assumed retirement dates;
•	Interest Cost, which represents one year’s additional interest on the projected benefit obligation;
•	Expected Return on Assets, which represents the expected investment return on pension plan assets; and
•

Amortization of Prior Service Cost and Actuarial Gains and Losses, which represents components that are recognized over time rather than immediately. Prior service cost represents credit given to employees for years of service already accrued, of which there is an insignificant amount at December 31, 2020. Actuarial gains and losses arise from changes in assumptions regarding future events, a change in the benefit obligation resulting from experience different from assumed or when actual returns on pension assets differ from expected returns. At December 31, 2020, the unrecognized actuarial loss was $245.9 million. Pension accounting rules currently allow companies to amortize the portion of the unrecognized actuarial loss that represents more than 10% of the greater of the projected benefit obligation or pension plan assets, using the average remaining service life for the amortization period. Therefore, the $245.9 million unrecognized actuarial loss consists of $134.7 million currently subject to amortization in 2021 and $111.2 million not subject to amortization in 2021.

These components are calculated annually to determine the annual pension expense.

Management believes the selection of assumptions related to the annual pension expense and related projected benefit obligation is a critical accounting estimate due to the high degree of volatility in the expense and obligation dependent on selected assumptions. The key assumptions are as follows:

•	The discount rate is used to present value the projected benefit obligation and represents the current rate at which the projected benefit obligations could be effectively settled.
•

The expected long-term rate of return on pension plan assets is used to estimate future asset returns and should reflect the average rate of long-term earnings on assets invested to provide for the benefits included in the projected benefit obligation.

•	The mortality table and mortality improvement scale represent published statistics on the expected lives of people.
•	The rate of increase in future compensation levels is used to project the pay-related pension benefit formula and should estimate actual future compensation levels.

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. The Company selected a hypothetical portfolio of Moody’s Aa bonds, with maturities that match the benefit

A World-Class Organization Built for Success	Form 10-K ♦ Page 55

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

obligations, to determine the discount rate. At December 31, 2020, the Company selected a discount rate assumption of 3.16%, a 53-basis-point decrease compared with the prior-year assumption. Of the four key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the annual pension expense and the projected benefit obligation.

Management’s selection of the rate of increase in future compensation levels, which reflects cost of living adjustments and merit and promotion increases, is generally based on the Company’s historical increases in pensionable earnings, while giving consideration to any future expectations. A higher rate of increase results in higher pension expense and a higher projected benefit obligation. The assumed long-term rate of increase is 4.5%.

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

(in millions)	Expected Return on Pension Assets	Actual Return on Pension Assets
2020	$58.4	$127.7
2019	$47.9	$131.3

The difference between the expected return and the actual return on pension assets is included in actuarial gains and losses, which are amortized into annual pension expense as previously described.

At December 31, 2020 and 2019, the Company estimated the remaining lives of participants in the pension plans using the Society of Actuaries’ Pri-2012 Base Mortality Table. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants, both adjusted to reflect the historical experience of the Company’s participants. The Company selected the MP-2020 and the MP-2018 scales for mortality improvement at December 31, 2020 and 2019, respectively.

Assumptions are selected on December 31 to calculate the succeeding year’s expense. For the 2020 pension expense, assumptions selected at December 31, 2019 were as follows:

Discount rate	3.69%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	10 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2018

Using these assumptions, the pension benefit obligation as of December 31, 2019 was $977.8 million and 2020 pension expense was $36.8 million. A change in the assumptions would have had the following impact on the December 31, 2019 pension benefit obligation and the 2020 expense:

•	A 25-basis-point change in the discount rate would have changed the December 31, 2019 pension benefit obligation by approximately $36.3 million.
•	A 25-basis-point change in the discount rate would have changed the 2020 expense by approximately $4.7 million.
•	A 25-basis-point change in the expected long-term rate of return on assets would have changed the 2020 expense by approximately $2.2 million.

Form 10-K ♦ Page 56	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The assumptions selected at December 31, 2020 were as follows:

Discount rate	3.16%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	10 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2020

Using these assumptions, pension benefit obligation as of December 31, 2020 was $1.11 billion and 2021 pension expense is expected to be approximately $25.9 million based on current demographics and structure of the plans. Changes in the underlying assumptions would have the following estimated impact on the obligation and expected expense:

•	A 25-basis-point change in the discount rate would have changed the December 31, 2020 pension benefit obligation by approximately $40.9 million.
•	A 25-basis-point change in the discount rate would change the 2021 expected expense by approximately $5.4 million.
•	A 25-basis-point change in the expected long-term rate of return on assets would change the 2021 expected expense by approximately $2.6 million.

The Company made pension plan contributions of $88.4 million in 2020 and $385.3 million during the five-year period ended December 31, 2020. Despite these contributions, the Company’s pension plans are underfunded (projected benefit obligation exceeds the fair value of plan assets) by $74.0 million at December 31, 2020. The Company’s projected benefit obligation was $1.11 billion at December 31, 2020, an increase of $134.1 million versus the prior year, driven by the lower discount rate. The Company expects to make pension plan and SERP contributions of $82.6 million in 2021, of which $75.0 million are voluntary.

Estimated Effective Income Tax Rate

The Company uses the liability method to determine its provision for income taxes. Accordingly, the annual provision for income taxes reflects estimates of the current liability for income taxes, estimates of the tax effect of financial reporting versus tax basis differences using statutory income tax rates and management’s judgment with respect to any valuation allowances on deferred tax assets. The result is management’s estimate of the annual effective tax rate (the ETR).

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

The Company has deferred tax liabilities, primarily for right-of-use assets, property, plant and equipment, goodwill and other intangibles, employee pension and postretirement benefits and partnerships and joint ventures. The deferred tax liabilities attributable to property, plant and equipment relate to accelerated depreciation and depletion methods used for income tax purposes as compared with the straight-line and units-of-production methods used for financial reporting purposes. These temporary differences will reverse over the remaining useful lives of the related assets. The deferred tax liabilities attributable to goodwill arise as a result of amortizing goodwill for income tax purposes but not for financial reporting purposes. This temporary difference reverses when goodwill is written off for financial reporting purposes, either through divestitures or an impairment

A World-Class Organization Built for Success	Form 10-K ♦ Page 57

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

The Company has deferred tax assets, primarily for inventories, unvested stock-based compensation awards, unrecognized losses related to the funded status of the pension and postretirement benefit plans, lease liabilities, valuation reserves, net operating loss carryforwards and tax credit carryforwards. The deferred tax assets attributable to inventories and valuation reserves relate to the deduction of estimated cost reserves and various period expenses for financial reporting purposes that are deductible in a later period for income tax purposes. The reversal of these differences depends on facts and circumstances, including the timing of deduction for income tax purposes for reserves previously established and the establishment of additional reserves for financial reporting purposes. The deferred tax assets attributable to unvested stock-based compensation awards relate to differences in the timing of deductibility for financial reporting purposes versus income tax purposes. For financial reporting purposes, the fair value of the awards is deducted ratably over the requisite service period. For income tax purposes, no deduction is allowed until the award is vested or no longer subject to substantial risk of forfeiture. The Company reflects all excess tax benefits and tax deficiencies in income tax expense as a discrete event in the period in which the award vests or settles, increasing volatility in the income tax rate from period to period.

Business Combinations – Allocation of Purchase Price

The Company’s Board of Directors and management regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase the Company’s market presence and/or are related to the Company’s existing markets. When an acquisition is completed, the Company’s consolidated statements of earnings include the operating results of the acquired business starting from the date of acquisition, which is the date control is obtained. The purchase price is determined based on the fair value of assets and equity interests given to the seller and any future obligations to the seller as of the date of acquisition. The Company allocates the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is a critical accounting policy because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions. Further, the amounts and useful lives assigned to depreciable and amortizable assets versus amounts assigned to goodwill and indefinite-lived intangible assets, which are not amortized, can significantly affect the results of operations in the period of and for periods subsequent to a business combination.

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

Level 1 fair values are used to value investments in publicly traded entities and assumed obligations for publicly traded long-term debt.

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

Form 10-K ♦ Page 58	A World-Class Organization Built for Success

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

Property, Plant and Equipment

Net property, plant and equipment represented 50% of total assets at December 31, 2020. Accordingly, accounting for these assets represents a critical accounting policy. Useful lives of the assets can vary depending on factors, including production levels, geographic location, portability and maintenance practices. Additionally, climate and inclement weather can reduce the useful life of an asset. Historically, the Company has not recognized significant losses on the disposal or retirement of fixed assets.

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

A World-Class Organization Built for Success	Form 10-K ♦ Page 59

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

The Company uses proven and probable reserves as the denominator in its units-of-production calculation to record depletion expense for its mineral reserves and mineral interests. For 2020, depletion expense was $35.9 million.

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

Form 10-K ♦ Page 60	A World-Class Organization Built for Success

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements – Safe Harbor Provisions Under the Private Securities Litigation Reform Act of 1995

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

Investors are cautioned that all statements in this Annual Report that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. These statements, which are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and 27A of the Securities Act of 1933, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, provide the investor with the Company’s expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate only to historical or current facts.  They may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance.  In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Any or all of management’s forward-looking statements here and in other publications may turn out to be wrong.

These forward-looking statements are subject to risks and uncertainties, and are based on assumptions that may be materially different from actual results, and include, but are not limited to:

•	the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans;
•

the recent dramatic increases in COVID-19 cases in the United States and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates;

•

the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impact of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions;

•

the duration, impact and severity of the impact of the COVID-19 pandemic on the Company, including the markets in which the Company does business, its suppliers, customers or other business partners as well as the Company’s employees;

•

the economic impact of government responses to the pandemic; the performance of the United States economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities imposed to prevent further outbreak of COVID-19;

•	shipment declines resulting from economic events beyond the Company’s control;
•	a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price;
•

the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction;

•	the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa, Florida and Maryland;
•	the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects;
•	the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget;
•	the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures;
•	levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases;

A World-Class Organization Built for Success	Form 10-K ♦ Page 61

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic;
•

a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas;

•	increasing residential mortgage rates and other factors that could result in a slowdown in residential construction;
•

unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability;

•

whether the Company’s operations will continue to be treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19 or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time;

•

the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas;

•	continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges;
•	unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities;
•	increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions;
•

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

•

increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments (leading to reduced profit margins when compared with aggregates moved by truck);

•	availability of trucks and licensed drivers for transport of the Company’s materials;
•	availability and cost of construction equipment in the United States;
•	weakening in the steel industry markets served by the Company’s dolomitic lime products;
•	trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry;
•	unplanned changes in costs or realignment of customers that introduce volatility to earnings, including the Magnesia Specialties business;
•	proper functioning of information technology and automated operating systems to manage or support operations;
•	inflation and its effect on both production and interest costs;
•	the concentration of customers in construction markets and the increased risk of potential losses on customer receivables;
•	the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;
•

the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant;

•	changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate;
•	violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability;
•	downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations;
•	the possibility of a reduction of the Company’s credit rating to non-investment grade; and
•	other risk factors listed from time to time found in the Company’s filings with the SEC.

Form 10-K ♦ Page 62	A World-Class Organization Built for Success

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

Transportation in the Company’s long-haul network, particularly the supply of railcars and locomotive power and condition of rail infrastructure to move trains, affects the Company’s efficient transportation of aggregates products in certain markets, most notably Texas, Colorado, Florida, North Carolina and the Gulf Coast. In addition, availability of railcars and locomotives affects the Company’s movement of essential dolomitic lime for magnesia chemicals to both the Company’s plant in Manistee, Michigan, and its customers. The availability of trucks, drivers and railcars to transport the Company’s product, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

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

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company.  All forward-looking statements are made as of the date of filing or publication and we assume no obligation to update any such forward-looking statements.

A World-Class Organization Built for Success	Form 10-K ♦ Page 63

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

Demand in the residential construction market is affected by interest rates. During 2020, the Federal Reserve lowered the federal funds rate, and at December 31, 2020, the rate was 0.09%. The residential construction market accounted for approximately 24% of the Company’s aggregates shipments in 2020.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates.

Variable-Rate Borrowing Facilities

At December 31, 2020, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility.  Borrowings under these facilities bear interest at a variable interest rate. As of December 31, 2020, the Company did not have any outstanding variable-rate debt.  However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

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

Energy Costs

Energy costs, including diesel fuel, natural gas, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their energy requirements. A hypothetical 10% change in the Company’s energy prices in 2021 as compared with 2020, assuming constant volumes, would change 2021 energy expense by $23.1 million.

Commodity Risk

Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that product prices will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations. A hypothetical 10% change in sales price of the cement product line would impact cement product line revenues by $45.3 million.

Cement is a key raw material in the production of ready mixed concrete. The Company may be unable to pass along increases in the costs of cement and raw materials to customers in the form of price increases for the Company’s products. A hypothetical 10% change in cement costs in 2021 compared with 2020, assuming constant volumes, would change the ready mixed concrete product line cost of sales by $25.5 million. While increases in cement pricing may negatively impact the profitability of the ready mixed concrete operations, the cement business would benefit, although the positive impact may not reflect a direct correlation to the impact to the ready mix business.

Form 10-K ♦ Page 64	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information required in response to this Item 8 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included as Item 7 of this Form 10-K.

A World-Class Organization Built for Success	Form 10-K ♦ Page 65

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Statement of Responsibility and Management’s Report on Internal Control over Financial Reporting

Management’s Statement of Responsibility

The management of Martin Marietta Materials, Inc. (the Company or Martin Marietta) is responsible for the consolidated financial statements, the related financial information contained in this Form 10-K and the establishment and maintenance of adequate internal control over financial reporting. The consolidated balance sheets for Martin Marietta, at December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2020, include amounts based on estimates and judgments and have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

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

The Audit Committee of the Board of Directors, which consists of four independent, nonemployee directors, meets periodically and separately with management, the independent auditors and the internal auditors to review the activities of each. The Audit Committee meets standards established by the Securities and Exchange Commission (SEC) and the New York Stock Exchange as they relate to the composition and practices of audit committees.

Management’s Report on Internal Control over Financial Reporting

The management of Martin Marietta is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the 2013 framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The consolidated financial statements of the Company as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears on the following page.

C. Howard Nye, Chairman, President and Chief Executive Officer	James A. J. Nickolas, Senior Vice President and Chief Financial Officer

February 19, 2021

Form 10-K ♦ Page 66	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Martin Marietta Materials, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Martin Marietta Materials, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

A World-Class Organization Built for Success	Form 10-K ♦ Page 67

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

Valuation of the Projected Benefit Obligation

As described in Note K to the consolidated financial statements, the Company’s net projected benefit obligation for all defined benefit pension plans was $1,111.9 million as of December 31, 2020. As disclosed by management, annually, as of December 31, management remeasures the defined benefit plans’ projected benefit obligation based on the present value of projected future benefit payments to all participants for services rendered to date, reflecting expected future pay increases through the participants’ expected retirement dates. The key assumptions are the discount rate, the expected long-term rate of return on pension plan assets, the mortality table and mortality improvement scale, and the rate of increase in future compensation levels.  The discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the projected benefit obligation.

The principal considerations for our determination that performing procedures relating to the valuation of the projected benefit obligation is a critical audit matter are (i) the significant judgment by management to determine the projected benefit obligation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the discount rate assumption; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the projected benefit obligation, including controls over the discount rate assumption. These procedures also included, among others, testing the completeness and accuracy of underlying data used in the valuation of the projected benefit obligation and the involvement of professionals with specialized skill and knowledge to assist in (i) testing management’s process for determining the projected benefit obligation, (ii) evaluating the appropriateness of the actuarial method, and (iii) evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 19, 2021

We have served as the Company’s auditor since 2016.

Form 10-K ♦ Page 68	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Financial Statements

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2020	2019	2018
Products and services revenues	$4,432.1	$4,422.3	$3,980.4
Freight revenues	297.8	316.8	263.9
Total Revenues	4,729.9	4,739.1	4,244.3
Cost of revenues - products and services	3,175.6	3,239.1	3,009.8
Cost of revenues - freight	301.5	321.0	267.9
Total cost of revenues	3,477.1	3,560.1	3,277.7
Gross Profit	1,252.8	1,179.0	966.6
Selling, general and administrative expenses	305.9	302.7	280.6
Acquisition-related expenses, net	1.3	0.5	13.5
Other operating income, net	(59.8)	(9.1)	(18.2)
Earnings from Operations	1,005.4	884.9	690.7
Interest expense	118.1	129.3	137.1
Other nonoperating (income) and expenses, net	(2.0)	7.3	(22.5)
Earnings before income tax expense	889.3	748.3	576.1
Income tax expense	168.2	136.3	105.7
Consolidated net earnings	721.1	612.0	470.4
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.4
Net Earnings Attributable to Martin Marietta	$721.0	$611.9	$470.0

Net Earnings Attributable to Martin Marietta Per Common Share (see Note A)
Basic attributable to common shareholders	$11.56	$9.77	$7.46
Diluted attributable to common shareholders	$11.54	$9.74	$7.43

Weighted-Average Common Shares Outstanding
Basic	62.3	62.5	62.9
Diluted	62.4	62.7	63.1

The accompanying Notes to the Financial Statements are an integral part of these statements.

A World-Class Organization Built for Success	Form 10-K ♦ Page 69

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Comprehensive Earnings

years ended December 31 (in millions)	2020	2019	2018
Consolidated Net Earnings	$721.1	$612.0	$470.4
Other comprehensive (loss) earnings, net of tax:
Defined benefit pension and postretirement plans:
Net loss arising during period, net of tax of $(8.7), $(4.8) and $(7.6), respectively	(26.6)	(14.5)	(22.9)
Amortization of prior service credit, net of tax of $0.0, $(0.2) and $(0.5), respectively	(0.1)	(0.6)	(1.5)
Amortization of actuarial loss, net of tax of $3.6, $3.8 and $3.2, respectively	10.7	11.7	9.5
Amount recognized in net periodic pension cost due to settlement, net of tax of $0.9, $0.0 and $0.7 respectively	2.8	—	2.2
	(13.2)	(3.4)	(12.7)
Foreign currency translation gain (loss)	0.6	1.2	(2.1)
Amortization of terminated value of forward starting interest rate swap agreements into interest expense, net of tax of $0.0, $0.0 and $0.2, respectively	—	—	0.3
	(12.6)	(2.2)	(14.5)
Consolidated comprehensive earnings	708.5	609.8	455.9
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.1	0.4
Comprehensive Earnings Attributable to Martin Marietta	$708.4	$609.7	$455.5

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 70	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Balance Sheets

December 31 (in millions, except par value data)	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$207.3	$21.0
Restricted cash	97.1	—
Accounts receivable, net	575.1	573.7
Inventories, net	709.0	690.8
Other current assets	79.8	141.2
Total Current Assets	1,668.3	1,426.7
Property, plant and equipment, net	5,242.3	5,206.0
Goodwill	2,414.0	2,396.8
Other intangibles, net	508.0	486.8
Operating lease right-of-use assets, net	453.0	481.9
Other noncurrent assets	295.2	133.4
Total Assets	$10,580.8	$10,131.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$207.8	$229.6
Accrued salaries, benefits and payroll taxes	82.6	56.7
Accrued other taxes	43.5	43.6
Current maturities of long-term debt	—	340.0
Operating lease liabilities	48.6	52.7
Other current liabilities	116.8	115.9
Total Current Liabilities	499.3	838.5
Long-term debt	2,625.8	2,433.6
Deferred income taxes, net	781.5	733.0
Noncurrent operating lease liabilities	410.4	433.9
Other noncurrent liabilities	370.5	339.3
Total Liabilities	4,687.5	4,778.3
Equity:
Common stock ($0.01 par value; 100.0 shares authorized; 62.3 and 62.4 shares outstanding at December 31, 2020 and 2019, respectively)	0.6	0.6
Preferred stock ($0.01 par value; 10.0 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,440.8	3,418.8
Accumulated other comprehensive loss	(158.4)	(145.8)
Retained earnings	2,607.7	2,077.2
Total Shareholders’ Equity	5,890.7	5,350.8
Noncontrolling interests	2.6	2.5
Total Equity	5,893.3	5,353.3
Total Liabilities and Equity	$10,580.8	$10,131.6

The accompanying Notes to the Financial Statements are an integral part of these statements.

A World-Class Organization Built for Success	Form 10-K ♦ Page 71

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Cash Flows

years ended December 31 (in millions)	2020	2019	2018
Cash Flows from Operating Activities:
Consolidated net earnings	$721.1	$612.0	$470.4
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	393.5	371.5	344.0
Stock-based compensation expense	30.0	34.1	29.3
Gains on divestitures and sales of assets	(73.0)	(3.1)	(39.3)
Deferred income taxes, net	43.8	29.4	85.1
Noncash portion of asset and portfolio rationalization charge	—	—	17.0
Other items, net	2.1	8.6	(9.0)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	6.1	(50.4)	(10.6)
Inventories, net	(19.3)	(27.7)	(22.0)
Accounts payable	(34.0)	25.9	20.1
Other assets and liabilities, net	(20.2)	(34.2)	(179.9)
Net Cash Provided by Operating Activities	1,050.1	966.1	705.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(359.7)	(393.5)	(376.0)
Acquisitions, net of cash acquired	(65.1)	—	(1,642.1)
Proceeds from divestitures and sales of assets	142.3	8.4	69.1
Payment of railcar construction advances	—	—	(79.4)
Reimbursement of railcar construction advances	—	—	79.4
Investments in life insurance contracts, net	(111.2)	0.6	0.8
Other investing activities, net	(16.0)	(1.4)	—
Net Cash Used for Investing Activities	(409.7)	(385.9)	(1,948.2)
Cash Flows from Financing Activities:
Borrowings of long-term debt	628.1	625.0	1,000.0
Repayments of long-term debt	(777.1)	(975.1)	(910.1)
Debt issuance costs	(2.0)	—	(3.9)
Payments on finance lease obligations	(3.5)	(11.0)	—
Payments on capital lease obligations	—	—	(3.5)
Dividends paid	(140.3)	(129.8)	(116.4)
Repurchases of common stock	(50.0)	(98.2)	(100.4)
Payments of deferred acquisition consideration	—	—	(6.7)
Purchase of the noncontrolling interest in the existing joint venture	—	—	(12.8)
Distributions to owners of noncontrolling interest	—	(0.6)	—
Proceeds from exercise of stock options	2.3	13.7	7.3
Shares withheld for employees’ income tax obligations	(14.5)	(28.1)	(11.9)
Net Cash Used for Financing Activities	(357.0)	(604.1)	(158.4)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	283.4	(23.9)	(1,401.5)
Cash, Cash Equivalents and Restricted Cash, beginning of year	21.0	44.9	1,446.4
Cash, Cash Equivalents and Restricted Cash, end of year	$304.4	$21.0	$44.9

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 72	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Total Equity

(in millions, except per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	62.9	$0.6	$3,368.1	$(129.1)	$1,440.1	$4,679.7	$2.8	$4,682.5
Consolidated net earnings	—	—	—	—	470.0	470.0	0.4	470.4
Other comprehensive loss	—	—	—	(14.5)	—	(14.5)	—	(14.5)
Dividends declared ($1.84 per common share)	—	—	—	—	(116.4)	(116.4)	—	(116.4)
Issuances of common stock for stock award plans	0.1	—	14.2	—	—	14.2	—	14.2
Shares withheld for employees’ income tax obligations	—	—	(11.9)	—	—	(11.9)	—	(11.9)
Repurchases of common stock	(0.5)	—	—	—	(100.4)	(100.4)	—	(100.4)
Stock-based compensation expense	—	—	29.3	—	—	29.3	—	29.3
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	9.0	9.0
Purchase of the noncontrolling interest in the existing joint venture	—	—	(3.6)	—	—	(3.6)	(9.2)	(12.8)
Balance at December 31, 2018	62.5	0.6	3,396.1	(143.6)	1,693.3	4,946.4	3.0	4,949.4
Consolidated net earnings	—	—	—	—	611.9	611.9	0.1	612.0
Other comprehensive loss	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends declared ($2.06 per common share)	—	—	—	—	(129.8)	(129.8)	—	(129.8)
Issuances of common stock for stock award plans	0.3	—	16.7	—	—	16.7	—	16.7
Shares withheld for employees’ income tax obligations	—	—	(28.1)	—	—	(28.1)	—	(28.1)
Repurchases of common stock	(0.4)	—	—	—	(98.2)	(98.2)	—	(98.2)
Stock-based compensation expense	—	—	34.1	—	—	34.1	—	34.1
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2019	62.4	0.6	3,418.8	(145.8)	2,077.2	5,350.8	2.5	5,353.3
Consolidated net earnings	—	—	—	—	721.0	721.0	0.1	721.1
Other comprehensive loss	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Dividends declared ($2.24 per common share)	—	—	—	—	(140.5)	(140.5)	—	(140.5)
Issuances of common stock for stock award plans	0.1	—	6.8	—	—	6.8	—	6.8
Shares withheld for employees’ income tax obligations	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	30.0	—	—	30.0	—	30.0
Balance at December 31, 2020	62.3	$0.6	$3,440.8	$(158.4)	$2,607.7	$5,890.7	$2.6	$5,893.3

The accompanying Notes to the Financial Statements are an integral part of these statements.

A World-Class Organization Built for Success	Form 10-K ♦ Page 73

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Notes to Financial Statements

Note A: Accounting Policies

Organization. Martin Marietta is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 300 quarries, mines and distribution yards in 27 states, Canada and The Bahamas.  In the western United States, Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in markets where the Company also has a leading aggregates position. Specifically, the Company has two cement plants and several cement distribution facilities in Texas and Louisiana, and 120 ready mixed concrete plants and eight asphalt plants in Texas, Colorado and Wyoming. Asphalt operations and paving services are exclusively in Colorado. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

Effective July 1, 2020, the Company made organizational changes, consolidating its operational management and operating divisions in connection with the retirement of two senior executives as of the end of the second quarter. The Mid-Atlantic Division and Southeast Division were combined to form the East Division. Additionally, the Southwest Aggregates Division and the Cement and Southwest Ready Mix Division were combined to form the Southwest Division. Subsequent to these changes, the Building Materials business consists of four divisions: East, Central, Southwest and West. Each division, as well as the Magnesia Specialties business, represents an operating segment.

As of December 31, 2020, the Building Materials business contains the following reportable segments: East Group and West Group. The East Group, whose operations were previously reported in the Mid-America and Southeast Groups, consists of the East and Central Divisions and operates in Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas. The West Group is comprised of the Southwest and West Divisions and operates in Arkansas, Colorado, Louisiana, western Nebraska, Nevada, Oklahoma, Texas, Utah, Washington and Wyoming. In addition to these states, the Company sells to customers in New York, Delaware, New Mexico and Mississippi. The following states accounted for 71% of the Building Materials business’ 2020 total revenues: Texas, Colorado, North Carolina, Georgia and Iowa. Effective January 1, 2020, the Company moved the management of its one quarry in the state of Washington from the East Group to the West Group, resulting in an immaterial change to its reportable segments. Prior-year segment disclosures have been reclassified to conform to current-year presentation.

The Company also operates a Magnesia Specialties business, which produces magnesia-based chemical products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers for steel production and land stabilization. Magnesia Specialties’ production facilities are located in Ohio and Michigan, and products are shipped to customers worldwide. During 2020, there were no changes to the Magnesia Specialties reportable segment.

Basis of Presentation and Use of Estimates. The Company’s consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States, which requires management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, other intangible assets and other long-lived assets as well as assumptions used in the calculation of income tax expense, retirement and postemployment benefits, stock-based compensation, the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as part of business combinations and revenue recognition for service contracts.  These estimates and assumptions are based on management’s judgment. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Changes in credit, equity and energy markets and changes in construction activity increase the uncertainty inherent in certain estimates and assumptions. As future events and their effects, including the impact of the coronavirus (COVID-19) pandemic and the related responses, cannot be determined with precision, actual results could differ significantly from estimates. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the consolidated financial statements for the period in which the change in estimate occurs. During the year ended December 31, 2019, the Company identified a prior-period error that overstated its earnings from a nonconsolidated equity affiliate. The pretax noncash adjustment was deemed immaterial to prior periods and was therefore corrected as an out-of-period expense of $15.7 million

Form 10-K ♦ 74	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

that was recorded in other nonoperating expenses, consistent with the recurring classification of equity earnings from the nonconsolidated affiliate.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Partially-owned affiliates are either consolidated or accounted for using the cost method or the equity method, depending on the level of ownership interest or the Company’s ability to exercise control over the affiliates’ operations. Intercompany balances and transactions between subsidiaries have been eliminated in consolidation.

Revenue Recognition. Total revenues include sales of products and services provided to customers, net of discounts or allowances, if any, and include freight and delivery costs billed to customers. Revenues for product sales are recognized when control of the promised good is transferred to unaffiliated customers, typically when finished products are shipped. Revenues derived from the paving business are recognized using the percentage-of-completion method under the cost-to-cost approach. Under the cost-to-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs incurred to date as a percentage of total estimated project costs. The Company believes the cost-to-cost approach is appropriate, as the use of asphalt in a paving contract is relatively consistent with the performance of the related paving services. Paving contracts, notably with governmental entities, may contain performance bonuses based on quality specifications. Given the uncertainty of meeting the criteria until the performance obligation is completed, performance bonuses are recognized as revenues when and if achieved. Performance bonuses were not material to the Company’s consolidated results of operations for the years ended December 31, 2020, 2019 and 2018. Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistently with the timing of the product revenues.

Freight and Delivery Costs. Freight and delivery costs represent pass-through transportation costs incurred and paid by the Company to third-party carriers to deliver products to customers. These costs are then billed to the customers.

Cash, Cash Equivalents and Restricted Cash. Cash equivalents are comprised of highly-liquid instruments with original maturities of three months or less from the date of purchase.

As of December 31, 2020, the Company had $97.1 million of restricted cash, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of the qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days will be transferred to unrestricted accounts of the Company and can then be used for general corporate purposes. The Company did not use $47.2 million within the allowable 180-day period and transferred that amount to unrestricted cash in January 2021. The Company has until March 9, 2021 to utilize the remaining funds to purchase qualified assets under Section 1031.

In connection with Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230), the statement of cash flows reflects cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis.

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

December 31 (in millions)	2020	2019	2018
Cash and cash equivalents	$207.3	$21.0	$44.9
Restricted cash	97.1	—	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$304.4	$21.0	$44.9

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

Inventories Valuation. Finished products and in process inventories are stated at the lower of cost or net realizable value using standard costs, which approximate the first-in, first-out method. Carrying value for parts and supplies are determined by the weighted-average cost method. The Company records an allowance for finished product inventories based on an analysis of future demand and inventory on hand in excess of historical sales for a twelve-month period or an annual average for a period of up to five years. The Company also establishes an allowance for parts over five years old and supplies over a year old.

A World-Class Organization Built for Success	Form 10-K ♦ Page 75

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Post-production stripping costs, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventory production costs and recognized as incurred.

Property, Plant and Equipment. Property, plant and equipment are stated at cost.

The estimated service lives for property, plant and equipment are as follows:

Class of Assets	Range of Service Lives
Buildings	5 to 30 years
Machinery & Equipment	2 to 20 years
Land Improvements	5 to 60 years

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

Mineral reserves and mineral interests acquired in connection with a business combination are valued using an income approach for the estimated life of the reserves. The Company’s aggregates reserves average approximately 90 years, based on 2020 production levels.

Depreciation is computed based on estimated service lives using the straight-line method. Depletion of mineral reserves is calculated based on proven and probable reserves using the units-of-production method on a quarry-by-quarry basis.

Property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recognized if expected future undiscounted cash flows over the estimated remaining service life of the related asset group are less than the asset group’s carrying value.

Repair and Maintenance Costs. Repair and maintenance costs that do not substantially extend the life of the Company’s plant and equipment are expensed as incurred.

Leases. If the Company determines a contract is or contains a lease at inception of the agreement, the Company records right-of-use (ROU) assets, which represent the Company’s right to use an underlying leased asset, and leased liabilities, which represent the Company’s obligation to make lease payments. The ROU asset and lease liability are recorded on the consolidated balance sheet at the present value of the future lease payments over the lease term at commencement date. The Company determines the present value of lease payments based on the implicit interest rate, which may be explicitly stated in the lease, if available, or may be the Company’s estimated collateralized incremental borrowing rate based on the term of the lease.  Initial ROU assets also include any lease payments made at or before commencement date and any initial direct costs incurred and are reduced by lease incentives. Certain of the Company’s leases contain renewal and/or termination options. The Company recognizes renewal or termination options as part of its ROU assets and lease liabilities when the Company has the unilateral right to renew or terminate and it is reasonably certain these options will be exercised.

Some leases require the Company to pay non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property, and are primarily variable costs.  The Company accounts for lease and non-lease components as a single amount, with the exception of railcar and fleet vehicle leases, for which the Company separately accounts for the lease and non-lease components.

Leases are evaluated and determined to be either operating leases or finance leases.  The lease is a finance lease if it: transfers ownership to the underlying asset by the end of the lease term; includes a purchase option that is reasonably certain to be exercised; has a lease term for the major part of the remaining economic life of the underlying asset; has a present value of the sum of the lease payments that equals or exceeds substantially all of the fair value of the underlying asset; or is for an underlying asset that is of a specialized nature and is expected to have no alternative use to the lessor at the end of the lease term.  If none of these terms exist, the lease is an operating lease.

Form 10-K ♦ 76	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price paid for acquired businesses over the estimated fair value of identifiable assets and liabilities. Other intangible assets represent amounts assigned principally to contractual agreements and are either amortized ratably over the useful lives to the Company or not amortized if deemed to have an indefinite useful life.

The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials business. Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. Goodwill is tested for impairment by comparing each reporting unit’s fair value to its carrying value, which represents a Step-1 approach. However, prior to Step 1, the Company may perform a qualitative assessment and evaluate macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events that contribute to the fair value of a reporting unit.  If the Company concludes it is more-likely-than-not (i.e., a likelihood of more than 50%) that a reporting unit’s fair value is higher than its carrying value, the Company is not required to perform any further goodwill impairment testing for that reporting unit. Otherwise, the Company proceeds to Step 1, and if a reporting unit’s fair value exceeds its carrying value, there is no impairment. A reporting unit with a carrying value in excess of its fair value results in an impairment charge equal to the difference.

The carrying values of goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, as of October 1. An interim review is performed between annual tests if facts and circumstances indicate potential impairment. The carrying value of other amortizable intangible assets is reviewed if facts and circumstances indicate potential impairment. If a review indicates the carrying value is impaired, a charge is recorded.

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

The fair value of restricted stock awards, incentive compensation stock awards and Board of Directors’ fees paid in the form of common stock are based on the closing price of the Company’s common stock on the grant dates.  The fair value of performance stock awards as of the grant dates is determined using a Monte Carlo simulation methodology.

Environmental Matters. The Company records a liability for an asset retirement obligation at fair value in the period in which it is incurred. The asset retirement obligation is recorded at the acquisition date of a long-lived tangible asset if the fair value can be reasonably estimated. A corresponding amount is capitalized as part of the asset’s carrying amount. The fair value is affected by management’s assumptions regarding the scope of the work, inflation rates and asset retirement dates.

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

A World-Class Organization Built for Success	Form 10-K ♦ Page 77

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Income Taxes. Deferred income taxes, net, on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net of valuation allowances. The effect of changes in enacted tax rates on deferred income tax assets and liabilities is charged or credited to income tax expense in the period of enactment.

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

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation, and is presented on the Company’s consolidated balance sheets.

Form 10-K ♦ 78	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The components of the changes in accumulated other comprehensive loss and related cumulative noncurrent deferred tax assets are as follows:

	Pension and Postretirement Benefit Plans	Foreign Currency	Unamortized Value of Terminated Forward Starting Interest Rate Swap	Total
years ended December 31 (in millions)	2020
Accumulated other comprehensive loss at beginning of period	$(144.9)	$(0.9)	$—	$(145.8)
Other comprehensive (loss) earnings before reclassifications, net of tax	(26.6)	0.6	—	(26.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	13.4	—	—	13.4
Other comprehensive (loss) earnings, net of tax	(13.2)	0.6	—	(12.6)
Accumulated other comprehensive loss at end of period	$(158.1)	$(0.3)	$—	$(158.4)
Cumulative noncurrent deferred tax assets at end of period	$89.4	$—	$—	$89.4

	2019
Accumulated other comprehensive loss at beginning of period	$(141.5)	$(2.1)	$—	$(143.6)
Other comprehensive (loss) earnings before reclassifications, net of tax	(14.5)	1.2	—	(13.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11.1	—	—	11.1
Other comprehensive (loss) earnings, net of tax	(3.4)	1.2	—	(2.2)
Accumulated other comprehensive loss at end of period	$(144.9)	$(0.9)	$—	$(145.8)
Cumulative noncurrent deferred tax assets at end of period	$85.2	$—	$—	$85.2

	2018
Accumulated other comprehensive loss at beginning of period	$(128.8)	$—	$(0.3)	$(129.1)
Other comprehensive loss before reclassifications, net of tax	(22.9)	(2.1)	—	(25.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	10.2	—	0.3	10.5
Other comprehensive (loss) earnings, net of tax	(12.7)	(2.1)	0.3	(14.5)
Accumulated other comprehensive loss at end of period	$(141.5)	$(2.1)	$—	$(143.6)
Cumulative noncurrent deferred tax assets at end of period	$84.2	$—	$—	$84.2

A World-Class Organization Built for Success	Form 10-K ♦ Page 79

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Reclassifications out of accumulated other comprehensive loss are as follows:

years ended December 31 (in millions)	2020	2019	2018	Affected line items in the consolidated statements of earnings
Pension and postretirement benefit plans:
Settlement charge	$3.7	$—	$2.9
Amortization of:
Prior service credit	(0.1)	(0.8)	(2.0)
Actuarial loss	14.3	15.5	12.7
	17.9	14.7	13.6	Other nonoperating (income) and expenses, net
Tax effect	(4.5)	(3.6)	(3.4)	Income tax expense
Total	$13.4	$11.1	$10.2
Unamortized value of terminated forward starting interest rate swap:
Additional interest expense	$—	$—	$0.5	Interest expense
Tax effect	—	—	(0.2)	Income tax expense
Total	$—	$—	$0.3

Earnings Per Common Share. The Company computes earnings per common share (EPS) pursuant to the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company paid nonforfeitable dividend equivalents during the vesting period on its restricted stock awards and incentive stock awards made prior to 2016, which results in these being considered participating securities.

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta, reduced by dividends and undistributed earnings attributable to the Company’s participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

years ended December 31 (in millions)	2020	2019	2018
Net earnings attributable to Martin Marietta	$721.0	$611.9	$470.0
Less: distributed and undistributed earnings attributable to unvested participating securities	0.6	0.9	0.8
Basic and diluted net earnings attributable to common shareholders attributable to Martin Marietta	$720.4	$611.0	$469.2

Basic weighted-average common shares outstanding	62.3	62.5	62.9
Effect of dilutive employee and director awards	0.1	0.2	0.2
Diluted weighted-average common shares outstanding	62.4	62.7	63.1

Reclassifications. Certain reclassifications were made to the comparative years’ financial statements and notes to the financial statements to conform to the December 31, 2020 presentation.  Such reclassifications had no impact on the Company’s previously reported results of operations, financial position or cash flows.

Form 10-K ♦ 80	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

New Accounting Pronouncements

Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which includes a current expected credit loss (CECL) model that requires an entity to estimate credit losses expected over the life of an exposure or pool of exposures based on historical information, current information and reasonable and supportable forecasts at the time the asset is recognized and is remeasured at each reporting period. ASU 2016-13 primarily relates to the Company’s receivables, but the scope also includes retainage and contract assets related to its paving business. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position or statement of earnings and comprehensive earnings, but the Company amended its allowance for credit losses policy for the implementation of ASU 2016-13.

Defined Benefit Plan Disclosures

Effective for the year ended December 31, 2020, the Company adopted ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (ASU 2018-14), which simplifies disclosures requirements for defined benefit plans. ASU 2018-14 requires explanations for significant gains and losses related to changes in the benefit obligation; eliminates sensitivity disclosures for a one-percent change in the assumed health care cost trend rate; and eliminates the disclosure of the estimated amounts in accumulated other comprehensive income/loss expected to be recognized in net periodic benefit costs over the next year. Disclosures in Note K have been modified on a retrospective basis for all years presented.

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

Future revenues from unsatisfied performance obligations at December 31, 2020, 2019 and 2018 were $110.1 million, $136.1 million and $78.1 million, respectively, where the remaining periods to complete these obligations ranged from one month to 22 months.

Sales Taxes. The Company is deemed to be an agent when collecting sales taxes from customers.  Sales taxes collected are recorded as liabilities until remitted to taxing authorities and are not reflected in the consolidated statements of earnings as revenues and expenses.

A World-Class Organization Built for Success	Form 10-K ♦ Page 81

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

years ended December 31	Products and Services	Freight	Total
(in millions)	2020
East Group	$1,826.6	$122.5	$1,949.1
West Group	2,384.6	153.5	2,538.1
Total Building Materials business	4,211.2	276.0	4,487.2
Magnesia Specialties	220.9	21.8	242.7
Total	$4,432.1	$297.8	$4,729.9

	2019
East Group	$1,814.5	$134.5	$1,949.0
West Group	2,357.9	160.9	2,518.8
Total Building Materials business	4,172.4	295.4	4,467.8
Magnesia Specialties	249.9	21.4	271.3
Total	$4,422.3	$316.8	$4,739.1

	2018
East Group	$1,539.8	$103.3	$1,643.1
West Group	2,172.0	141.5	2,313.5
Total Building Materials business	3,711.8	244.8	3,956.6
Magnesia Specialties	268.6	19.1	287.7
Total	$3,980.4	$263.9	$4,244.3

Service revenues, which solely include the paving operations located in Colorado, were $287.6 million, $250.6 million and $219.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

December 31
(in millions)	2020	2019
Costs in excess of billings	$2.2	$2.8
Billings in excess of costs	$14.0	$7.8

Revenues recognized from the beginning balance of contract liabilities for the years ended December 31, 2020 and 2019 were $6.9 million and $6.6 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer. Included in Other current assets on the Company’s consolidated balance sheets, retainage was $10.6 million and $10.2 million at December 31, 2020 and 2019, respectively.

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

Form 10-K ♦ 82	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note C: Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

December 31	East Group	West Group	Total
(in millions)	2020
Balance at beginning of period	$574.3	$1,822.5	$2,396.8
Acquisitions	—	17.3	17.3
Goodwill reclassified from/(allocated to) assets held for sale	0.1	(0.1)	—
Divestitures	—	(0.1)	(0.1)
Transfer of operations from East Group to West Group	(1.9)	1.9	—
Balance at end of period	$572.5	$1,841.5	$2,414.0

	2019
Balance at beginning of period	$576.1	$1,823.0	$2,399.1
Measurement period adjustments	(1.6)	—	(1.6)
Goodwill allocated to assets held for sale	(0.2)	—	(0.2)
Divestitures	—	(0.5)	(0.5)
Balance at end of period	$574.3	$1,822.5	$2,396.8

Intangible assets subject to amortization consist of the following:

December 31	Gross Amount	Accumulated Amortization	Net Balance
(in millions)	2020
Noncompetition agreements	$4.2	$(4.1)	$0.1
Customer relationships	91.3	(35.6)	55.7
Operating permits	460.8	(48.4)	412.4
Use rights and other	16.3	(13.0)	3.3
Trade names	12.8	(12.3)	0.5
Total	$585.4	$(113.4)	$472.0

	2019
Noncompetition agreements	$6.3	$(6.2)	$0.1
Customer relationships	65.6	(30.4)	35.2
Operating permits	459.0	(42.3)	416.7
Use rights and other	16.7	(12.1)	4.6
Trade names	12.8	(10.9)	1.9
Total	$560.4	$(101.9)	$458.5

A World-Class Organization Built for Success	Form 10-K ♦ Page 83

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Intangible assets deemed to have an indefinite life that are therefore not amortized consist of the following:

December 31	Building Materials Business	Magnesia Specialties	Total
(in millions)	2020
Operating permits	$6.6	$—	$6.6
Use rights	26.7	—	26.7
Trade names	0.2	2.5	2.7
Total	$33.5	$2.5	$36.0

	2019
Operating permits	$6.6	$—	$6.6
Use rights	19.0	—	19.0
Trade names	0.2	2.5	2.7
Total	$25.8	$2.5	$28.3

During 2020, the Company acquired $35.2 million of intangible assets, consisting of the following:

(in millions, except year data)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$25.8	15 years
Operating permits	1.9	35 years
Total subject to amortization	$27.7	16 years

Not subject to amortization:
Use Rights	$7.5	N/A
Total	$35.2

Total amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 was $13.4 million, $13.0 million and $13.9 million, respectively.

The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

(in millions)
2021	$14.1
2022	12.9
2023	12.5
2024	12.3
2025	12.2
Thereafter	408.0
Total	$472.0

Note D: Business Combinations

In August 2020, the Company acquired certain assets, including a sand and gravel plant and four ready mixed concrete operations. This acquisition provides customer expansion in the Dallas/Fort Worth, Texas market and the ability to internally source ready mixed concrete raw materials from the Company’s legacy aggregates and cement operations. The Company determined fair values of the assets acquired and liabilities assumed. As of December 31, 2020, the measurement period is closed. The impact of this acquisition is not material to the Company’s operating results; therefore, pro-forma financial information is not included.

Form 10-K ♦ 84	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note E: Accounts Receivable, Net

December 31
(in millions)	2020	2019
Customer receivables	$572.6	$564.4
Other current receivables	8.4	14.0
Total accounts receivable	581.0	578.4
Less: allowance for estimated credit losses	(5.9)	(4.7)
Accounts receivable, net	$575.1	$573.7

Of the total accounts receivable, net, balances, $3.9 million and $2.9 million at December 31, 2020 and 2019, respectively, were due from unconsolidated affiliates.

Note F: Inventories, Net

December 31 (in millions)	2020	2019
Finished products	$667.0	$643.6
Products in process	37.1	41.9
Raw materials	35.3	32.4
Supplies and expendable parts	149.9	141.5
Total inventories	889.3	859.4
Less: allowances	(180.3)	(168.6)
Inventories, net	$709.0	$690.8

Note G: Property, Plant and Equipment, Net

December 31
(in millions)	2020	2019
Land and land improvements	$1,231.9	$1,135.0
Mineral reserves and interests	2,529.7	2,509.8
Buildings	164.2	163.4
Machinery and equipment	4,782.0	4,548.6
Construction in progress	209.4	258.4
Finance lease right-of-use assets	37.8	18.3
Total property, plant and equipment	8,955.0	8,633.5
Less: accumulated depreciation, depletion and amortization	(3,712.7)	(3,427.5)
Property, plant and equipment, net	$5,242.3	$5,206.0

Depreciation, depletion and amortization expense related to property, plant and equipment was $376.3 million, $354.4 million and $326.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation, depletion and amortization expense for 2020 and 2019 includes amortization of right-of-use assets from finance leases and for 2018 includes amortization of machinery and equipment under capital leases.

Interest expense of $4.2 million, $5.1 million and $3.0 million was capitalized during 2020, 2019 and 2018, respectively.

At December 31, 2020 and 2019, $46.0 million and $49.7 million, respectively, of the Building Materials business’ property, plant and equipment, net, were located in foreign countries, namely The Bahamas and Canada.

A World-Class Organization Built for Success	Form 10-K ♦ Page 85

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note H: Long-Term Debt

December 31 (in millions)	2020	2019
4.25% Senior Notes, due 2024	$397.6	$397.0
7% Debentures, due 2025	124.5	124.4
3.450% Senior Notes, due 2027	297.6	297.3
3.500% Senior Notes, due 2027	495.8	495.3
2.500% Senior Notes, due 2030	490.1	—
6.25% Senior Notes, due 2037	228.2	228.1
4.250% Senior Notes, due 2047	591.9	591.7
Floating Rate Senior Notes, due 2020, interest rate of 2.55% at December 31, 2019	—	299.7
Trade Receivable Facility, interest rate of 2.42% at December 31, 2019	—	340.0
Other notes	0.1	0.1
Total debt	2,625.8	2,773.6
Less: current maturities	—	(340.0)
Long-term debt	$2,625.8	$2,433.6

On March 5, 2020, the Company issued $500.0 million aggregate principal amount of 2.500% Senior Notes due 2030 (the 2.500% Senior Notes). The 2.500% Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The 2.500% Senior Notes are redeemable prior to December 15, 2029 at their make-whole redemption price at a discount rate of the U.S. Treasury Rate plus 30 basis points, or on or after December 15, 2029 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company used the net proceeds for general corporate purposes, including the repayment of $300.0 million of Floating Rate Senior Notes at maturity in May 2020. At December 31, 2019, the Floating Rate Senior Notes due May 2020 were classified as noncurrent long-term debt on the consolidated balance sheet as the Company had the intent and ability to refinance the notes on a long-term basis.

The Company’s 4.25% Senior Notes due 2024, 7% Debentures due 2025, 3.450% Senior Notes due 2027, 3.500% Senior Notes due 2027, 2.500% Senior Notes due 2030, 6.25% Senior Notes due 2037 and 4.250% Senior Notes due 2047 (collectively, the Senior Notes) are senior unsecured obligations of the Company, ranking equal in right of payment with the Company’s existing and future unsubordinated indebtedness.  Upon a change-of-control repurchase event and a resulting below-investment-grade credit rating, the Company would be required to make an offer to repurchase all outstanding Senior Notes, with the exception of the 7% Debentures due 2025, at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest.

The Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The Senior Notes are redeemable prior to their respective maturity dates at a make-whole redemption price. The principal amount, effective interest rate and maturity date for the Senior Notes are as follows:

	Principal Amount (in millions)	Effective Interest Rate	Maturity Date
4.25% Senior Notes	$400.0	4.25%	July 2, 2024
7% Debentures	$125.0	7.12%	December 1, 2025
3.450% Senior Notes	$300.0	3.47%	June 1, 2027
3.500% Senior Notes	$500.0	3.53%	December 15, 2027
2.500% Senior Notes	$500.0	2.71%	March 15, 2030
6.25% Senior Notes	$230.0	6.45%	May 1, 2037
4.250% Senior Notes	$600.0	4.27%	December 15, 2047

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, Deutsche Bank Securities, Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $700.0 million five-year senior unsecured revolving facility (the Revolving Facility). Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the London Inter-bank Offered Rate (LIBOR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid.

Form 10-K ♦ 86	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x.  Additionally, if no amounts are outstanding under both the Revolving Facility and the trade receivable securitization facility (discussed later), consolidated debt, including debt for which the Company is a co-borrower (see Note O), shall be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50.0 million, such reduction not to exceed $200.0 million, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2020.

The Revolving Facility expires on December 5, 2024, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date.  Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  At December 31, 2020 and 2019, the Company had $2.6 million and $2.3 million, respectively, of outstanding letters of credit issued under the Revolving Facility and $697.4 million and $697.7 million, respectively, available for borrowing under the Revolving Facility. The Company paid the bank group an upfront loan commitment fee that is being amortized over the life of the Revolving Facility. The Revolving Facility includes an annual facility fee.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). On September 23, 2020, the Company extended the maturity to September 22, 2021. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.85% for borrowings funded by conduit lenders and one-month LIBOR plus 1.00%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.  At December 31, 2020, there were no borrowings outstanding under the Trade Receivable Facility and $340.0 million of borrowings outstanding at December 31, 2019.

The Company’s long-term debt maturities for the five years following December 31, 2020, and thereafter are:

(in millions)
2021	$—
2022	0.1
2023	—
2024	397.6
2025	124.5
Thereafter	2,103.6
Total	$2,625.8

Note I: Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, notes receivable, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

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

A World-Class Organization Built for Success	Form 10-K ♦ Page 87

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, Colorado, North Carolina, Georgia and Iowa. The estimated fair values of accounts receivable approximate their carrying amounts.

Notes receivable are primarily promissory notes with customers and are not publicly traded. Management estimates that the fair value of notes receivable approximates its carrying amount.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $2.63 billion and $3.08 billion, respectively, at December 31, 2020 and $2.77 billion and $2.94 billion, respectively, at December 31, 2019. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair values of other borrowings, which primarily represent variable-rate debt, approximate their carrying amounts as the interest rates reset periodically.

Note J: Income Taxes

The components of the Company’s income tax expense are as follows:

years ended December 31 (in millions)	2020	2019	2018
Federal income taxes:
Current	$91.9	$83.9	$15.3
Deferred	45.4	31.1	69.6
Total federal income taxes	137.3	115.0	84.9
State income taxes:
Current	21.0	20.5	6.0
Deferred	8.7	(1.5)	14.1
Total state income taxes	29.7	19.0	20.1
Foreign income taxes:
Current	1.2	2.8	(1.4)
Deferred	—	(0.5)	2.1
Total foreign income taxes	1.2	2.3	0.7
Income tax expense	$168.2	$136.3	$105.7

For the year ended December 31, 2018, the benefit related to the utilization of federal net operating loss (NOL) carryforwards, reflected in current tax expense, was $5.8 million. Additionally, for the year ended December 31, 2018, the Company completed the accounting for the impact of the 2017 Tax Cuts and Jobs Act and recorded a net income tax benefit of $18.9 million, primarily related to the accelerated deductions for pension funding, inventory and insurance prepayments that were claimed on the Company’s 2017 income tax returns.

For the years ended December 31, 2020, 2019 and 2018, foreign pretax earnings were $8.9 million, $15.1 million and $5.7 million, respectively.

Form 10-K ♦ 88	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The Company’s effective income tax rate varied from the statutory United States income tax rate because of the following tax differences:

years ended December 31	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	21.0%
(Reduction) increase resulting from:
Effect of statutory depletion	(2.8)	(3.4)	(3.4)
State income taxes, net of federal tax benefit	2.6	2.0	2.8
Railroad track maintenance credits	(1.3)	—	—
Change in tax status of subsidiary	—	(1.7)	—
Impact from 2017 Tax Cuts and Jobs Act	—	—	(3.3)
Other items	(0.6)	0.3	1.2
Effective income tax rate	18.9%	18.2%	18.3%

The statutory depletion deduction for all years is calculated as a percentage of sales, subject to certain limitations. Due to these limitations, the impact of changes in the sales volumes and earnings may not proportionately affect the Company’s statutory depletion deduction and the corresponding impact on the effective income tax rate.

In 2020, the Company financed third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.

The Company recognized a net tax benefit from the change in tax status of a subsidiary from a partnership to a corporation in 2019, which reduced income tax expense and increased consolidated net earnings by $15.2 million, or $0.24 per diluted share.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

December 31	Deferred Assets (Liabilities)
(in millions)	2020	2019
Deferred tax assets related to:
Inventories	$69.6	$62.6
Valuation and other reserves	34.7	22.3
Net operating loss carryforwards	9.0	10.5
Accumulated other comprehensive loss	89.4	85.2
Lease liabilities	105.6	114.7
Other items, net	2.3	2.9
Gross deferred tax assets	310.6	298.2
Valuation allowance on deferred tax assets	(8.1)	(9.0)
Total net deferred tax assets	302.5	289.2
Deferred tax liabilities related to:
Property, plant and equipment	(743.3)	(700.8)
Goodwill and other intangibles	(154.6)	(151.7)
Right-of-use assets	(111.3)	(112.1)
Partnerships and joint ventures	(27.4)	(27.4)
Employee benefits	(47.4)	(30.2)
Total deferred tax liabilities	(1,084.0)	(1,022.2)
Deferred income taxes, net	$(781.5)	$(733.0)

The Company had $3.1 million and $4.1 million of domestic federal NOL carryforwards at December 31, 2020 and 2019, respectively. The Company had domestic state NOL carryforwards of $137.1 million and $161.0 million at December 31, 2020 and 2019, respectively. These carryforwards have various expiration dates through 2040. At December 31, 2020 and 2019, deferred tax assets associated with these carryforwards were $9.0 million and $10.5 million, respectively, net of the federal benefit of the state deduction, for which valuation allowances of $8.1 million and $9.0 million, respectively, were recorded.  The Company also had domestic state tax credit carryforwards of $1.0 million and $1.1 million at December 31, 2020 and 2019, respectively, which have various expiration dates through 2040. At December 31, 2020 and 2019, deferred tax assets associated with these carryforwards were $0.8 million and $0.9 million, respectively, net of the federal benefit of the state deduction.

A World-Class Organization Built for Success	Form 10-K ♦ Page 89

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

The Company expects to permanently reinvest the earnings from its wholly-owned Canadian and Bahamian subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences.  The Company believes that the tax liability that would be incurred upon repatriation is immaterial at December 31, 2020.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and correlative effects of $0.2 million, $1.7 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018 respectively:

years ended December 31 (in millions)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$25.5	$24.1	$22.4
Gross increases – tax positions in prior years	0.2	0.4	0.9
Gross decreases – tax positions in prior years	—	—	—
Gross increases – tax positions in current year	0.1	1.8	1.8
Gross decreases – tax positions in current year	(0.2)	(0.8)	(1.0)
Lapse of statute of limitations	(17.4)	—	—
Unrecognized tax benefits at end of year	$8.2	$25.5	$24.1

Amount that, if recognized, would favorably impact the effective tax rate	$6.4	$15.5	$12.8

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not initiated by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities. For the year ended December 31, 2020, $9.7 million was reversed into income upon the statute of limitations expiration for the 2016 and all prior open tax years. Management believes its accrual for unrecognized tax benefits is sufficient to cover uncertain tax positions reviewed during audits by taxing authorities.

The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease up to $4.4 million, excluding interest and correlative effects, during the twelve months ending December 31, 2021, due to the expiration of the statutes of limitations for the 2017 tax year.

The Company’s tax years subject to federal, state or foreign examinations are 2016 through 2020.

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

Form 10-K ♦ 90	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The net periodic retirement benefit cost of defined benefit plans includes the following components:

years ended December 31 (in millions)	2020	2019	2018
Service cost	$39.2	$30.8	$31.7
Interest cost	37.1	37.6	33.2
Expected return on assets	(58.4)	(47.9)	(46.0)
Amortization of:
Prior service cost	0.7	—	0.1
Actuarial loss	14.5	16.0	12.8
Settlement charge	3.7	—	2.9
Net periodic benefit cost	$36.8	$36.5	$34.7

The components of net periodic benefit cost, other than service cost, are included in the line item Other nonoperating (income) and expenses, net, in the consolidated statements of earnings. Based on the roles of the employees, service cost is included in Cost of revenues – products and services or Selling, general and administrative expenses line items in the consolidated statements of earnings.

The expected return on assets is calculated by applying an annually selected expected long-term rate of return assumption to the estimated fair value of the plan assets during the year, giving consideration to contributions and benefits paid.

The Company recognized the following amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2020	2019	2018
Actuarial loss	$34.7	$11.7	$32.1
Net prior service cost	—	6.4	—
Amortization of:
Prior service cost	(0.7)	—	(0.1)
Actuarial loss	(14.5)	(16.0)	(12.8)
Settlement charge	(3.7)	—	(2.9)
Total	$15.8	$2.1	$16.3

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit cost:

December 31	2020		2019
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service cost	$5.8	$3.7	$6.4	$4.0
Actuarial loss	245.9	157.1	229.4	144.5
Total	$251.7	$160.8	$235.8	$148.5

The defined benefit plans’ change in projected benefit obligation is as follows:

years ended December 31
(in millions)	2020	2019
Net projected benefit obligation at beginning of year	$977.8	$847.9
Service cost	39.2	30.8
Interest cost	37.1	37.6
Actuarial loss	104.0	95.2
Plan amendments	—	6.4
Gross benefits paid	(46.2)	(40.1)
Net projected benefit obligation at end of year	$1,111.9	$977.8

A World-Class Organization Built for Success	Form 10-K ♦ Page 91

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Actuarial losses in 2020 and 2019 are primarily attributable to lower discount rates compared with the prior year.

The Company’s change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2020	2019
Fair value of plan assets at beginning of year	$868.0	$717.9
Actual return on plan assets, net	127.7	131.3
Employer contributions	88.4	58.9
Gross benefits paid	(46.2)	(40.1)
Fair value of plan assets at end of year	$1,037.9	$868.0

December 31
(in millions)	2020	2019
Funded status of the plan at end of year	$(74.0)	$(109.8)
Accrued benefit cost	$(74.0)	$(109.8)

December 31
(in millions)	2020	2019
Amounts recognized on consolidated balance sheets consist of:
Noncurrent asset	$42.0	$—
Current liability	(7.2)	(6.4)
Noncurrent liability	(108.8)	(103.4)
Net amount recognized at end of year	$(74.0)	$(109.8)

The accumulated benefit obligation for all defined benefit pension plans was $974.0 million and $878.7 million at December 31, 2020 and 2019, respectively.

Benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

December 31
(in millions)	2020	2019
Projected benefit obligation	$116.6	$107.1
Accumulated benefit obligation	$99.8	$96.4
Fair value of plan assets	$0.6	$0.6

Weighted-average assumptions used to determine benefit obligations as of December 31 are:

	2020	2019
Discount rate	3.16%	3.69%
Rate of increase in future compensation levels	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are:

	2020	2019	2018
Discount rate	3.69%	4.38%	3.76%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%

The expected long-term rate of return on assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets.

As of December 31, 2020 and 2019, the Company estimated the remaining lives of participants in the pension plans using the Pri-2012 Base tables.  The no-collar table was used for salaried participants and the blue-collar table was used for hourly

Form 10-K ♦ 92	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

participants; both tables were adjusted to reflect the experience of the Company’s participants.  The Company used the MP-2020 and MP-2018 mortality improvement scale for the years 2020 and 2019, respectively.

The target allocation for 2020 and the actual pension plan asset allocation by asset class are as follows:

	Percentage of Plan Assets
	2020
	Target	December 31
Asset Class	Allocation	2020	2019
Equity securities	56%	61%	64%
Debt securities	24%	24%	28%
Real estate	10%	8%	5%
Private infrastructure	6%	5%	0%
Hedge funds	4%	2%	3%
Total	100%	100%	100%

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

The fair values of pension plan assets by asset class and fair value hierarchy level are as follows:

	Fair Value Measurements
December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value	Total Fair Value
(in millions)	2020
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$302.3	$302.3
Small cap, international and emerging growth funds	—	—	—	328.4	328.4
Debt securities[1]:
Core fixed income	—	—	—	248.2	248.2
Real estate	—	—	—	80.4	80.4
Private Infrastructure	—	—	—	50.2	50.2
Hedge funds	—	—	—	24.9	24.9
Cash equivalents	3.5	—	—	—	3.5
Total	$3.5	$—	$—	$1,034.4	$1,037.9

	2019
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$262.5	$262.5
Small cap, international and emerging growth funds	—	—	—	290.3	290.3
Debt securities[1]:
Core fixed income	—	—	—	242.9	242.9
Real estate	—	—	—	42.9	42.9
Hedge funds	—	—	—	26.4	26.4
Cash equivalents	3.0	—	—	—	3.0
Total	$3.0	$—	$—	$865.0	$868.0
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

A World-Class Organization Built for Success	Form 10-K ♦ Page 93

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

investments generally do not reflect transaction costs that may be incurred upon disposition of the real estate investments and do not necessarily represent the prices at which the real estate investments would be sold or repaid, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. An independent valuation consultant is employed to determine the fair value of the real estate investments. The value of hedge funds is based on the values of the sub-fund investments. In determining the fair value of each sub-fund’s investment, the hedge funds’ Board of Trustees uses the values provided by the sub-funds and any other considerations that may, in its judgment, increase or decrease such estimated value. Private infrastructure assets represent investments in a fund that is stated at fair value.  For financial assets in the fund that are actively traded in organized financial markets, fair value is based on exchange-quoted market prices.  For investments in the fund for which there is no quoted market price, fair value is determined by the Trustees/General Partner based on discounted expected future cash flows prepared by third-party professionals.

In 2020 and 2019, the Company made combined pension plan and SERP contributions of $88.4 million and $58.9 million, respectively. The Company currently estimates that it will contribute $82.6 million to its pension plans in 2021.

The expected benefit payments to be paid from plan assets for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2021	$43.7
2022	$52.1
2023	$48.5
2024	$52.4
2025	$53.3
Years 2026 - 2030	$288.4

Postretirement Benefits. The net periodic postretirement benefit credit for postretirement plans includes the following components:

years ended December 31
(in millions)	2020	2019	2018
Service cost	$—	$0.1	$0.1
Interest cost	0.4	0.6	0.5
Amortization of:
Prior service credit	(0.8)	(0.8)	(2.1)
Actuarial gain	(0.2)	(0.5)	(0.2)
Total net periodic benefit credit	$(0.6)	$(0.6)	$(1.7)

The components of net periodic benefit credit, other than service cost, are included in the line item Other nonoperating (income) and expenses, net, in the consolidated statements of earnings.

The Company recognized the following amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2020	2019	2018
Actuarial loss (gain)	$0.5	$1.0	$(1.7)
Amortization of:
Prior service credit	0.8	0.8	2.1
Actuarial gain	0.2	0.5	0.2
Total	$1.5	$2.3	$0.6

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit credit:

December 31	2020		2019
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service credit	$(2.2)	$(1.4)	$(3.0)	$(1.9)
Actuarial gain	(2.0)	(1.3)	(2.7)	(1.7)
Total	$(4.2)	$(2.7)	$(5.7)	$(3.6)

Form 10-K ♦ 94	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The postretirement health care plans’ change in benefit obligation is as follows:

years ended December 31
(in millions)	2020	2019
Net benefit obligation at beginning of year	$13.0	$13.3
Service cost	—	0.1
Interest cost	0.4	0.6
Participants’ contributions	0.7	1.2
Actuarial loss	0.5	1.0
Gross benefits paid	(2.0)	(3.2)
Net benefit obligation at end of year	$12.6	$13.0

The postretirement health care plans’ change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2020	2019
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.3	2.0
Participants’ contributions	0.7	1.2
Gross benefits paid	(2.0)	(3.2)
Fair value of plan assets at end of year	$—	$—

December 31
(in millions)	2020	2019
Funded status of the plan at end of year	$(12.6)	$(13.0)
Accrued benefit cost	$(12.6)	$(13.0)

December 31
(in millions)	2020	2019
Amounts recognized on consolidated balance sheets consist of:
Current liability	$(1.3)	$(2.0)
Noncurrent liability	(11.3)	(11.0)
Net amount recognized at end of year	$(12.6)	$(13.0)

Weighted-average assumptions used to determine the postretirement benefit obligation as of December 31 are:

	2020	2019
Discount rate	2.48%	3.29%

Weighted-average assumptions used to determine net postretirement benefit credit for the years ended December 31 are:

	2020	2019	2018
Discount rate	3.29%	4.15%	3.47%

As of December 31, 2020 and 2019, the Company estimated the remaining lives of participants in the postretirement benefit plans using the Pri-2012 Base tables.  The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; both tables were adjusted to reflect the experience of the Company’s participants.  The Company used the MP-2020 and MP-2018 mortality improvement scales for the years 2020 and 2019, respectively.

A World-Class Organization Built for Success	Form 10-K ♦ Page 95

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Assumed health care cost trend rates at December 31 are:

	2020	2019
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate gradually declines	4.75%	4.75%
Year the rate reaches the ultimate rate	2028	2028

The Company estimates that it will contribute $1.3 million to its postretirement health care plans in 2021.

The total expected benefit payments to be paid by the Company, net of participant contributions, for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2021	$1.3
2022	$1.4
2023	$1.3
2024	$1.2
2025	$1.1
Years 2026 - 2030	$4.4

Defined Contribution Plan. The Company maintains a defined contribution plan that covers substantially all employees. This plan, qualified under Section 401(a) of the Internal Revenue Code, is a retirement savings and investment plan for the Company’s salaried and hourly employees. Under certain provisions of the plan, the Company matches employees’ eligible contributions at established rates. The Company’s matching obligations were $17.9 million in 2020, $17.6 million in 2019 and $16.5 million in 2018.

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

Additionally, an incentive compensation stock plan has been adopted under the Plans whereby certain participants may elect to use up to 50% of their annual incentive compensation to acquire units representing shares of the Company’s common stock at a 20% discount to the market value on the date of the incentive compensation award.  Certain executive officers are required to participate in the incentive compensation stock plan at established minimum levels. Participants receive unrestricted shares of common stock in an amount equal to their respective units generally at the end of a 34-month period of additional employment from the date of award or at retirement beginning at age 62. All rights of ownership of the common stock convey to the participants upon the issuance of their respective shares at the end of the ownership-vesting period.

Form 10-K ♦ 96	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following table summarizes information for restricted stock awards and incentive compensation stock awards for 2020:

	Restricted Stock - Service Based		Restricted Stock - Performance Based		Incentive Compensation Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
January 1, 2020	183,939	$185.06	124,221	$204.21	39,584	$198.83
Awarded	92,472	$222.39	38,272	$266.97	21,082	$258.67
Distributed	(66,797)	$194.94	(79,192)	$211.29	(17,354)	$209.99
Forfeited	(2,633)	$206.08	(1,367)	$216.39	(689)	$201.43
Adjustment for performance	—	$—	36,642	$211.29	—	$—
December 31, 2020	206,981	$198.28	118,576	$228.15	42,623	$223.85

The weighted-average grant-date fair value of service-based restricted stock awards granted during 2020, 2019 and 2018 was $222.39, $196.91 and $211.03, respectively.  The weighted-average grant-date fair value of performance-based restricted stock awards granted during 2020, 2019 and 2018 was $266.97, $192.27 and $212.12, respectively. The weighted-average grant-date fair value of incentive compensation stock awards granted during 2020, 2019 and 2018 was $258.67, $192.27 and $212.12, respectively.

The aggregate intrinsic values for unvested restricted stock awards and unvested incentive compensation stock awards at December 31, 2020 were $92.4 million and $4.5 million, respectively, and were based on the closing price of the Company’s common stock at December 31, 2020, which was $283.97. The aggregate intrinsic values of restricted stock awards distributed during the years ended December 31, 2020, 2019 and 2018 were $35.2 million, $49.8 million and $23.0 million, respectively. The aggregate intrinsic values of incentive compensation stock awards distributed during the years ended December 31, 2020, 2019 and 2018 were $1.7 million, $1.5 million and $1.7 million, respectively. The aggregate intrinsic values for distributed awards were based on the closing prices of the Company’s common stock on the dates of distribution.

Prior to 2016, under the Plans, the Company granted options to employees to purchase its common stock at a price equal to the closing market value at the date of grant.  Options become exercisable in four annual installments beginning one year after date of grant.  Options granted starting in 2013 expire ten years after the grant date, while outstanding options granted prior to 2013 expire eight years after the grant date.

The following table includes summary information for stock options as of December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at January 1, 2020	58,840	$108.93
Exercised	(27,401)	$86.89
Terminated	(350)	$51.64
Outstanding at December 31, 2020	31,089	$129.00	3.5

Exercisable at December 31, 2020	31,089	$129.00	3.5

The aggregate intrinsic values of options exercised during the years ended December 31, 2020, 2019 and 2018 were $3.3 million, $21.6 million and $12.4 million, respectively, and were based on the closing prices of the Company’s common stock on the dates of exercise. The aggregate intrinsic values for options outstanding and exercisable at December 31, 2020 were $4.8 million and were based on the closing price of the Company’s common stock at December 31, 2020, which was $283.97. The excess tax benefits for stock options exercised during the years ended December 31, 2020, 2019 and 2018 were $0.1 million, $2.0 million and $1.7 million, respectively.

At December 31, 2020, there were approximately 0.6 million awards available for grant under the Plans.  In 2016, the Company’s shareholders approved the issuance of an additional 0.8 million shares of common stock under the Plans.  As part of approving

A World-Class Organization Built for Success	Form 10-K ♦ Page 97

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

the shares, the Company agreed to not issue any additional awards under the legacy TXI plan.  The awards available for grant under the Plans at December 31, 2020 reflect no awards available under the legacy TXI plan.

In 1996, the Company adopted the Shareholder Value Achievement Plan to award shares of the Company’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Through December 31, 2020, 42,025 shares have been issued under this plan. No awards have been granted under this plan since 2000.

The Company adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee members of the Board of Directors the election to receive all or a portion of their total fees in the form of the Company’s common stock. Beginning in 2016, members of the Board of Directors were not required to defer any of their fees in the form of the Company’s common stock.  Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Nonemployee members of the Board of Directors elected to defer portions of their fees representing 3,043, 2,756 and 3,105 shares of the Company’s common stock under this plan during 2020, 2019 and 2018, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, unrecognized compensation cost for nonvested awards at December 31, 2020 and the weighted-average period over which unrecognized compensation cost will be recognized:

(in millions, except year data)	Stock Options	Restricted Stock	Incentive Compensation Stock	Directors’ Awards	Total
Stock-based compensation expense recognized for years ended December 31:
2020	$—	$28.5	$0.8	$0.7	$30.0
2019	$0.1	$32.6	$0.8	$0.6	$34.1
2018	$0.3	$27.7	$0.7	$0.6	$29.3
Unrecognized compensation cost at December 31, 2020	$—	$25.6	$0.7	$—	$26.3
Weighted-average period over which unrecognized compensation cost will be recognized		2.4 years	1.7 years

The following presents expected stock-based compensation expense in future periods for outstanding awards as of December 31, 2020:

(in millions)
2021	$15.8
2022	7.0
2023	1.7
2024	1.3
2025	0.5
Total	$26.3

Stock-based compensation expense is included in Selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Note M: Leases

The Company has leases, primarily for equipment, railcars, fleet vehicles, office space, land and information technology equipment and software. The Company’s leases have remaining lease terms of one year to 99 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including, but not limited to, hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Form 10-K ♦ 98	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The components of lease cost are as follows:

years ended December 31 (in millions)	2020	2019
Operating lease cost	$79.0	$80.9
Finance lease cost:
Amortization of right-of-use assets	3.6	3.4
Interest on lease liabilities	0.6	0.5
Variable lease cost	16.9	21.1
Short-term lease cost	31.3	33.0
Total lease cost	$131.4	$138.9

The Company has royalty agreements that are prescriptively excluded from the scope of ASC 842 and generally require royalty payments based on tons produced, tons sold or total sales dollars and also contain minimum payments. Royalty expense was $60.8 million and $58.2 million for the years ended December 31, 2020 and 2019, respectively. Royalty expense was $52.5 million for the year ended December 31, 2018.

The balance sheet classifications of operating and finance leases are as follows:

December 31 (in millions)	2020	2019
Operating Leases:
Operating lease right-of-use assets	$453.0	$481.9

Current operating lease liabilities	$48.6	$52.7
Noncurrent operating lease liabilities	410.4	433.9
Total operating lease liabilities	$459.0	$486.6

Finance Leases:
Property, plant and equipment	$37.8	$18.3
Accumulated depreciation	(6.9)	(3.1)
Property, plant and equipment, net	$30.9	$15.2

Other current liabilities	$3.3	$2.8
Other noncurrent liabilities	21.2	5.9
Total finance lease liabilities	$24.5	$8.7

The incremental borrowing rate ranged from 0.7% to 6.0% and 2.1% to 5.5%, for the years ended December 31, 2020 and 2019, respectively. Weighted-average remaining lease terms and discount rates are as follows:

December 31	2020	2019
Weighted-average remaining lease terms (years):
Operating leases	13.9	14.5
Finance leases	14.3	9.0

Weighted-average discount rates:
Operating leases	4.2%	4.3%
Finance leases	3.3%	5.2%

A World-Class Organization Built for Success	Form 10-K ♦ Page 99

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Future lease payments as of December 31, 2020 are as follows:

	Operating	Finance
(in millions)	Leases	Leases
2021	$66.4	$4.0
2022	60.3	2.9
2023	55.4	2.7
2024	45.3	2.3
2025	42.1	1.5
Thereafter	357.0	17.9
Total lease payments	626.5	31.3
Less: imputed interest	(167.5)	(6.8)
Present value of lease payments	459.0	24.5
Less: current lease obligations	(48.6)	(3.3)
Total long-term lease obligations	$410.4	$21.2

The undiscounted fixed-payment commitments of leases entered into but not yet commenced as of December 31, 2020 was $151.3 million.  These commitments include a lease for the Company’s corporate headquarters in Raleigh, North Carolina, and assumes the Company will exercise the renewal options in the agreement.

Total lease expense for operating leases was $122.5 million for the year ended December 31, 2018.  The Company also had capital lease obligations for machinery and equipment of $3.2 million.

Note N: Shareholders’ Equity

The authorized capital structure of the Company includes 100.0 million shares of common stock, with a par value of $0.01 per share. At December 31, 2020, approximately 1.4 million common shares were reserved for issuance under stock-based award plans.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20.0 million shares of common stock. The Company repurchased 0.2 million, 0.4 million and 0.5 million shares of common stock during 2020, 2019 and 2018, respectively.  Future share repurchases are at the discretion of management and were temporarily paused in March 2020 in light of the COVID-19 pandemic. Management may resume share repurchases as circumstances dictate. At December 31, 2020, 13.5 million shares of common stock were remaining under the Company’s repurchase authorization.

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

Asset Retirement Obligations. The Company incurs reclamation and teardown costs as part of its mining and production processes. Estimated future obligations are discounted to their present value and accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are depreciated over the period until retirement activities are expected to occur. Total accretion and depreciation expenses for 2020, 2019 and 2018 were $14.5 million, $9.1 million and $8.0 million, respectively, and are included in Other operating income, net, in the consolidated statements of earnings.

Form 10-K ♦ 100	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following shows the changes in the asset retirement obligations:

years ended December 31 (in millions)	2020	2019
Balance at beginning of year	$143.9	$121.8
Accretion expense	5.9	5.6
Liabilities incurred and liabilities assumed in business combinations	0.3	0.6
Liabilities settled	(10.3)	(1.2)
Revisions in estimated cash flows	14.0	17.1
Balance at end of year	$153.8	$143.9

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

Insurance Reserves. At December 31, 2020 and 2019, reserves of $37.7 million and $39.9 million, respectively, were recorded for insurance claims.

Letters of Credit. In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At December 31, 2020, the Company was contingently liable for $32.0 million in letters of credit.

Surety Bonds. At December 31, 2020, the Company was contingently liable for $390.2 million in surety bonds required by certain states and municipalities and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds.  In the Company’s past experience, no material claims have been made against these financial instruments.

Borrowing Arrangements with Affiliate. The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $8.4 million was outstanding as of December 31, 2020. The line of credit matures in March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

At December 31, 2020 and 2019, the Company had a $6.0 million interest-only note receivable from the unconsolidated affiliate due December 31, 2022.

Purchase Commitments. The Company had purchase commitments for property, plant and equipment of $102.8 million as of December 31, 2020. The Company also had other purchase obligations related to energy and service contracts of $122.4 million as of December 31, 2020. The Company’s contractual purchase commitments as of December 31, 2020 are as follows:

(in millions)
2021	$137.0
2022	9.3
2023	7.6
2024	6.5
2025	6.6
Thereafter	58.2
Total	$225.2

A World-Class Organization Built for Success	Form 10-K ♦ Page 101

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Capital expenditures in 2020, 2019 and 2018 that were purchase commitments as of the prior year end were $77.0 million, $106.7 million and $79.3 million, respectively.

Contracts of Affreightment and Royalty Commitments. Future minimum contracts of affreightment and royalty commitments for all noncancelable agreements that are not accounted for as leases on the Company’s consolidated balance sheet as of December 31, 2020 are as follows:

(in millions)	Contracts of Affreightment	Royalty Commitments
2021	$16.4	$18.0
2022	16.6	11.3
2023	16.9	10.4
2024	17.2	9.4
2025	17.4	8.9
Thereafter	35.7	61.7
Total	$120.2	$119.7

Employees. Approximately 10% of the Company’s employees are represented by a labor union. All such employees are hourly employees. The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment.  All of the hourly employees of the Magnesia Specialties segment, located in Manistee, Michigan and Woodville, Ohio, are represented by labor unions. The Woodville collective bargaining agreement expires in June 2022. The Manistee collective bargaining agreement expires in August 2023.

Note P: Segments

During 2020, the Company made organizational changes to its Building Materials business. As of December 31, 2020, the Building Materials business is comprised of four divisions that represent individual operating segments. These divisions are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes as they meet the aggregation criteria. Additional information on reportable segment changes is provided in Note A. Prior-year reportable segment information has been reclassified to conform to the current-year presentation. The Magnesia Specialties business represents an individual operating and reportable segment. The accounting policies used for segment reporting are the same as those described in Note A.

The Chief Operating Decision Maker’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses, net; other operating income, net; and excludes interest expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition-related expenses, net; and other nonrecurring income and expenses excluded from the Company’s evaluation of segment performance and resource allocation. All long-term debt and related interest expense are held at Corporate.

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, cash equivalents and restricted cash; property, plant and equipment for corporate operations; investments and other assets not directly identifiable with a reportable segment.

Form 10-K ♦ 102	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following tables display selected financial data for the Company’s reportable segments. Total revenues, as well as the consolidated statements of earnings and comprehensive earnings, reflect the elimination of intersegment revenues.

years ended December 31 (in millions) Total revenues	2020	2019	2018
East Group	$1,949.1	$1,949.0	$1,643.1
West Group	2,538.1	2,518.8	2,313.5
Total Building Materials business	4,487.2	4,467.8	3,956.6
Magnesia Specialties	242.7	271.3	287.7
Total	$4,729.9	$4,739.1	$4,244.3

Gross profit
East Group	$619.4	$605.7	$442.9
West Group	540.4	474.9	417.4
Total Building Materials business	1,159.8	1,080.6	860.3
Magnesia Specialties	85.5	95.4	98.7
Corporate	7.5	3.0	7.6
Total	$1,252.8	$1,179.0	$966.6

Selling, general and administrative expenses
East Group	$99.2	$84.7	$74.5
West Group	135.7	116.3	107.6
Total Building Materials business	234.9	201.0	182.1
Magnesia Specialties	14.1	11.3	10.0
Corporate	56.9	90.4	88.5
Total	$305.9	$302.7	$280.6

Earnings (Loss) from operations
East Group	$522.1	$527.3	$393.1
West Group	471.3	366.9	297.7
Total Building Materials business	993.4	894.2	690.8
Magnesia Specialties	70.7	83.6	88.1
Corporate	(58.7)	(92.9)	(88.2)
Total	$1,005.4	$884.9	$690.7

Earnings from operations for the West Group include nonrecurring gains on sales of investment land and divested assets of $69.9 million in 2020 and an asset and portfolio rationalization charge of $18.8 million in 2018.

December 31 (in millions) Assets employed	2020	2019	2018
East Group	$4,342.5	$4,320.6	$4,086.8
West Group	5,355.5	5,321.9	4,990.8
Total Building Materials business	9,698.0	9,642.5	9,077.6
Magnesia Specialties	167.9	176.2	156.1
Corporate	714.9	312.9	317.7
Total	$10,580.8	$10,131.6	$9,551.4

A World-Class Organization Built for Success	Form 10-K ♦ Page 103

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

years ended December 31 (in millions) Depreciation, depletion and amortization	2020	2019	2018
East Group	$167.9	$158.0	$134.8
West Group	196.6	183.3	180.9
Total Building Materials business	364.5	341.3	315.7
Magnesia Specialties	11.5	10.2	10.4
Corporate	17.5	20.0	17.9
Total	$393.5	$371.5	$344.0

Total property additions, including the impact of acquisitions
East Group	$159.0	$172.9	$1,760.2
West Group	197.9	182.7	148.1
Total Building Materials business	356.9	355.6	1,908.3
Magnesia Specialties	13.5	20.0	12.5
Corporate	16.8	12.0	4.8
Total	$387.2	$387.6	$1,925.6

Property additions through acquisitions
East Group	$—	$—	$1,541.8
West Group	20.0	—	1.4
Total Building Materials business	20.0	—	1,543.2
Magnesia Specialties	—	—	—
Corporate	—	—	—
Total	$20.0	$—	$1,543.2

Form 10-K ♦ 104	A World-Class Organization Built for Success

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

years ended December 31 (in millions) Total revenues	2020	2019	2018
Building Materials business:
Products and services:
Aggregates	$2,769.3	$2,756.7	$2,365.8
Cement	452.5	439.1	387.8
Ready mixed concrete	952.1	948.1	963.8
Asphalt and paving	331.7	294.0	258.6
Less: interproduct revenues	(294.4)	(265.5)	(264.2)
Products and services	4,211.2	4,172.4	3,711.8
Freight	276.0	295.4	244.8
Total Building Materials business	4,487.2	4,467.8	3,956.6
Magnesia Specialties:
Products and services	220.9	249.9	268.6
Freight	21.8	21.4	19.1
Total Magnesia Specialties	242.7	271.3	287.7
Consolidated total revenues	$4,729.9	$4,739.1	$4,244.3

Gross profit (loss)
Building Materials business:
Products and services:
Aggregates	$848.5	$807.9	$608.4
Cement	170.9	143.4	126.2
Ready mixed concrete	79.6	78.8	74.2
Asphalt and paving	60.4	50.7	51.3
Products and services	1,159.4	1,080.8	860.1
Freight	0.4	(0.2)	0.2
Total Building Materials business	1,159.8	1,080.6	860.3
Magnesia Specialties:
Products and services	89.6	99.4	102.9
Freight	(4.1)	(4.0)	(4.2)
Total Magnesia Specialties	85.5	95.4	98.7
Corporate	7.5	3.0	7.6
Consolidated gross profit	$1,252.8	$1,179.0	$966.6

Domestic and foreign total revenues are as follows:

years ended December 31 (in millions)	2020	2019	2018
Domestic	$4,674.4	$4,676.3	$4,166.4
Foreign	55.5	62.8	77.9
Consolidated total revenues	$4,729.9	$4,739.1	$4,244.3

A World-Class Organization Built for Success	Form 10-K ♦ Page 105

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note R: Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

years ended December 31
(in millions)	2020	2019	2018
Accrued liabilities for purchases of property, plant and equipment	$61.5	$54.2	$67.0
Remeasurement of operating lease right-of-use assets	$2.2	$2.0	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$31.9	$45.7	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$19.4	$0.2	$—
Acquisition of assets through asset exchange	$—	$2.4	$—
Acquisition of assets through capital lease	$—	$—	$1.1

Supplemental disclosures of cash flow information are as follows:

years ended December 31
(in millions)	2020	2019	2018
Cash paid for interest, net of amount capitalized	$113.8	$127.9	$137.2
Cash paid for income taxes	$114.9	$101.7	$28.9
Cash paid for amounts included in the measurement of lease liabilities¹:
Operating cash flows used for operating leases	$77.7	$76.1
Operating cash flows used for finance leases	$0.6	$0.5
Financing cash flows used for finance leases	$3.5	$11.0
¹	These disclosures are required by ASC 842, which was adopted on January 1, 2019.

During the year ended December 31, 2020, the Company repaid $112.3 million of loans related to its company-owned life insurance policies.  The repayments are included in the Investments in life insurance contracts, net line item in the investing activities of the consolidated statement of cash flows.  The repayment increased the cash surrender value of the insurance policies, which is included in Other noncurrent assets on the consolidated balance sheets.

Note S: Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations.  These net amounts represented income of $59.8 million, $9.1 million and $18.2 million in 2020, 2019 and 2018, respectively. Other operating income, net for 2020 included $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas. These asset sales collectively generated net cash proceeds of $122.8 million. These gains were recorded in the West Group. 2019 income included the reversal of $6.9 million of accruals for sales tax and unclaimed property contingencies. The 2018 amount reflected $18.8 million of asset and portfolio rationalization charges, reported in the West Group, related to the Company’s evaluation of the recoverability of certain long-lived assets for underperforming ready mixed concrete operations, offset by $7.7 million in net gains on legal settlements and $25.3 million in gains on the sale of assets, primarily excess land.

Note T: Other Nonoperating (Income) and Expenses, Net

For the year ended December 31, 2020, other nonoperating (income) and expenses, net, included $11.4 million of third-party railroad track maintenance expense. Additionally, other nonoperating (income) and expenses, net, for the year ended December 31, 2020 reflects an $8.1 million reduction in pension expense compared with 2019. For the year ended December 31, 2019, other nonoperating (income) and expenses, net, included a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

Form 10-K ♦ 106	A World-Class Organization Built for Success

Part II  ♦  Item 9 – Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included as the “Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting” in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K.  The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2020.  PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2020. The audit report is included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that the Company’s control system will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

A World-Class Organization Built for Success	Form 10-K ♦ Page 107

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

ITEM 9B – OTHER INFORMATION

None.

Form 10-K ♦ 108	A World-Class Organization Built for Success

Part III  ♦  Item 10 – Directors, Executive Officers and Corporate Governance

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2020 (the “2021 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning Section 16(a) reporting compliance is incorporated by reference to the information appearing under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Information about our Executive Officers,” of this Form 10-K.  The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10‑K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2021 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2021 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2021 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2021 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

A World-Class Organization Built for Success	Form 10-K ♦ Page 109

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

Form 10-K ♦ 110	A World-Class Organization Built for Success

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

4.13	--Form of 3.500% Senior Notes due 2027 (included in Exhibit 4.14)
4.14	--Form of 4.250% Senior Notes due 2047 (included in Exhibit 4.14)
4.15

--Third Supplemental Indenture, dated as of March 16, 2020, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the Senior Notes issued by the Company on March 16, 2020, in the form of $500 million aggregate principal amount of 2.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on March 16, 2020 (Commission File No. 1-12744))

4.16	--Form of 2.500% Senior Notes due 2030 (contained in Exhibit 4.15)
4.17

--Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.17 to the Martin Marietta Materials, Inc. Current Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-12744))

10.01

--$700,000,000 Credit Agreement dated as of December 5, 2016 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, N.A., Truist Bank, and Deutsche Bank Securities Inc., as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 7, 2016) (Commission File No. 1-12744)

10.02

-- Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03

--Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

A World-Class Organization Built for Success	Form 10-K ♦ Page 111

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.04

--Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.05

--Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.06

--Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.07

--Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

10.08

--Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.09

--Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 24, 2019) (Commission File No. 1-12744)

10.10

--Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

10.11

--Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.12

--Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.13

--Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.14

--Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.15

--Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

Form 10-K ♦ 112	A World-Class Organization Built for Success

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.16

--Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.17

--Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.18

--Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.19

--Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.20

--Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan  (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.21

--Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.22

--Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.23

--Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.24

--Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.25

--Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018) (Commission File No. 1-12744)**

10.26

--Form of First Amendment to the Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.27

--Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.28

--Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.3 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.29

--Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.27 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018) (Commission File No. 1-12744)**

10.30

--Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.31

--Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

A World-Class Organization Built for Success	Form 10-K ♦ Page 113

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.32

--Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019) (Commission File No. 1-12744)**

*21.01	--List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	--Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	--Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	--Certification dated February 19, 2021 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	--Certification dated February 19, 2021 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	--Certification dated February 19, 2021 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	--Certification dated February 19, 2021 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95	--Mine Safety Disclosure Exhibit
*101	--The following financial information formatted in Inline XBRL:
*101.INS	--Inline XBRL Instance Document
*101.SCH	--Inline XBRL Taxonomy Extension Schema Document
*101.CAL	--Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	--Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	--Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101. DEF	--Inline XBRL Taxonomy Extension Definition Linkbase
*104	--The cover page financial information formatted in Inline XBRL (included as Exhibit 101).

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2021 Proxy Statement to be filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K.  Those portions of the 2021 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Form 10-K ♦ 114	A World-Class Organization Built for Success

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

(c)    Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe		Deductions- describe		Balance at end of period
	(Amounts in Millions)
Year ended December 31, 2020
Allowance for estimated credit losses	$4.7	$1.2	$—		$—		$5.9
Allowance for estimated credit losses on notes receivable	—	0.4	—		—		0.4
Inventory valuation allowance	168.6	51.3	—		39.6	(a)	180.3

Year ended December 31, 2019
Allowance for doubtful accounts	$3.3	$1.4	$—		$—		$4.7
Allowance for uncollectible notes receivable	—	—	—				—
Inventory valuation allowance	159.2	38.8	—		29.4	(a)	168.6

Year ended December 31, 2018
Allowance for doubtful accounts	$2.4	$0.9	$—		$—		$3.3
Allowance for uncollectible notes receivable	0.2	—	—		0.2	(b)	—
Inventory valuation allowance	144.0	36.9	5.1	(c)	26.8	(a)	159.2
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

A World-Class Organization Built for Success	Form 10-K ♦ 115

♦  Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated:  February 19, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Roselyn R. Bar as her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Form 10-K ♦ 116	A World-Class Organization Built for Success

♦  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye	Chairman of the Board,	February 19, 2021
C. Howard Nye	President and Chief Executive Officer

/s/ James A. J. Nickolas	Senior Vice President	February 19, 2021
James A. J. Nickolas	and Chief Financial Officer

/s/ Robert J. Cardin	Senior Vice President,	February 19, 2021
Robert J. Cardin	Controller and Chief Accounting Officer

/s/ Dorothy M. Ables	Director	February 19, 2021
Dorothy M. Ables

/s/ Sue W. Cole	Director	February 19, 2021
Sue W. Cole

/s/ Smith W. Davis	Director	February 19, 2021
Smith W. Davis

/s/ Anthony R. Foxx	Director	February 19, 2021
Anthony R. Foxx

/s/ John J. Koraleski	Director	February 19, 2021
John J. Koraleski

/s/ Laree E. Perez	Director	February 19, 2021
Laree E. Perez

/s/ Thomas H. Pike	Director	February 19, 2021
Thomas H. Pike

/s/ Michael J. Quillen	Director	February 19, 2021
Michael J. Quillen

/s/ Donald W. Slager	Director	February 19, 2021
Donald W. Slager

/s/ David C. Wajsgras	Director	February 19, 2021
David C. Wajsgras

A World-Class Organization Built for Success	Form 10-K ♦ 117