Form 10-Q
period 2021-03-31
MARTIN MARIETTA MATERIALS INC
filed 2021-05-04
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-12744

MARTIN MARIETTA MATERIALS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1848578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4123 Parklake Avenue, Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 919-781-4550

2710 Wycliff Road, Raleigh, NC 27607

(Former name, former address and former fiscal year, if changes since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, $0.01 par value	62,368,903

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Dollars in Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$313.9	$207.3
Restricted cash	40.9	97.1
Accounts receivable, net	563.6	575.1
Inventories, net	690.0	709.0
Other current assets	67.3	79.8
Total Current Assets	1,675.7	1,668.3

Property, plant and equipment	9,103.5	8,955.0
Allowances for depreciation, depletion and amortization	(3,768.1)	(3,712.7)
Net property, plant and equipment	5,335.4	5,242.3
Goodwill	2,414.0	2,414.0
Other intangibles, net	504.4	508.0
Operating lease right-of-use assets, net	440.9	453.0
Other noncurrent assets	288.9	295.2
Total Assets	$10,659.3	$10,580.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$200.0	$207.8
Accrued salaries, benefits and payroll taxes	35.9	82.6
Accrued other taxes	42.1	45.4
Accrued interest	29.8	18.3
Operating lease liabilities	47.2	48.6
Other current liabilities	93.8	96.6
Total Current Liabilities	448.8	499.3

Long-term debt	2,626.5	2,625.8
Deferred income taxes, net	777.6	781.5
Noncurrent operating lease liabilities	399.1	410.4
Other noncurrent liabilities	480.6	370.5
Total Liabilities	4,732.6	4,687.5

Equity:
Common stock, par value $0.01 per share	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,441.7	3,440.8
Accumulated other comprehensive loss	(155.6)	(158.4)
Retained earnings	2,637.2	2,607.7
Total Shareholders' Equity	5,923.9	5,890.7
Noncontrolling interests	2.8	2.6
Total Equity	5,926.7	5,893.3
Total Liabilities and Equity	$10,659.3	$10,580.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2021	2020
	(In Millions, Except Per Share Data)
Products and services revenues	$921.9	$891.0
Freight revenues	60.5	67.2
Total Revenues	982.4	958.2

Cost of revenues - products and services	746.0	747.4
Cost of revenues - freight	61.7	68.4
Total Cost of Revenues	807.7	815.8

Gross Profit	174.7	142.4

Selling, general & administrative expenses	79.8	78.7
Acquisition-related expenses	1.2	0.3
Other operating (income) and expenses, net	(5.6)	5.6
Earnings from Operations	99.3	57.8

Interest expense	27.4	29.8
Other nonoperating (income) and expenses, net	(9.5)	2.0
Earnings before income tax expense	81.4	26.0
Income tax expense	15.9	0.1
Consolidated net earnings	65.5	25.9
Less: Net earnings attributable to noncontrolling interests	0.2	—
Net Earnings Attributable to Martin Marietta Materials, Inc.	$65.3	$25.9

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$68.1	$26.3
Earnings attributable to noncontrolling interests	0.2	—
	$68.3	$26.3
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$1.05	$0.42
Diluted attributable to common shareholders	$1.04	$0.41

Weighted-Average Common Shares Outstanding:
Basic	62.3	62.3
Diluted	62.5	62.5

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$65.5	$25.9
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	98.6	95.0
Stock-based compensation expense	10.9	12.5
Gain on divestitures and sales of assets	(3.8)	(1.5)
Deferred income taxes	(4.7)	3.2
Other items, net	(4.7)	(0.4)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	11.5	10.2
Inventories, net	19.0	(9.6)
Accounts payable	25.0	4.9
Other assets and liabilities, net	(25.4)	(33.5)
Net Cash Provided by Operating Activities	191.9	106.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(110.3)	(104.1)
Proceeds from divestitures and sales of assets	12.2	15.9
Investments in life insurance contracts, net	9.8	(7.2)
Other investing activities, net	—	(0.1)
Net Cash Used for Investing Activities	(88.3)	(95.5)

Cash Flows from Financing Activities:
Borrowings of debt	—	618.0
Repayments of debt	—	(127.0)
Payments on financing leases	(2.2)	(0.8)
Debt issuance costs	—	(1.1)
Repurchases of common stock	—	(50.0)
Dividends paid	(36.1)	(34.8)
Proceeds from exercise of stock options	0.6	0.2
Shares withheld for employees' income tax obligations	(15.5)	(12.7)
Net Cash (Used for) Provided by Financing Activities	(53.2)	391.8
Net Increase in Cash, Cash Equivalents and Restricted Cash	50.4	403.0
Cash, Cash Equivalents and Restricted Cash, beginning of period	304.4	21.0
Cash, Cash Equivalents and Restricted Cash, end of period	$354.8	$424.0

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	62.4	$0.6	$3,418.8	$(145.8)	$2,077.2	$5,350.8	$2.5	$5,353.3
Consolidated net earnings	—	—	—	—	25.9	25.9	—	25.9
Other comprehensive earnings, net of tax	—	—	—	0.4	—	0.4	—	0.4
Dividends declared ($0.55 per share)	—	—	—	—	(34.5)	(34.5)	—	(34.5)
Issuances of common stock for stock award plans		—	4.5	—	—	4.5	—	4.5
Shares withheld for employees' income tax obligations	—	—	(12.7)	—	—	(12.7)	—	(12.7)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	12.5	—	—	12.5	—	12.5
Balance at March 31, 2020	62.2	$0.6	$3,423.1	$(145.4)	$2,018.6	$5,296.9	$2.5	$5,299.4

Balance at December 31, 2020	62.3	$0.6	$3,440.8	$(158.4)	$2,607.7	$5,890.7	$2.6	$5,893.3
Consolidated net earnings	—	—	—	—	65.3	65.3	0.2	65.5
Other comprehensive earnings, net of tax	—	—	—	2.8	—	2.8	—	2.8
Dividends declared ($0.57 per share)	—	—	—	—	(35.8)	(35.8)	—	(35.8)
Issuances of common stock for stock award plans	0.1	—	5.5	—	—	5.5	—	5.5
Shares withheld for employees' income tax obligations	—	—	(15.5)	—	—	(15.5)	—	(15.5)
Stock-based compensation expense	—	—	10.9	—	—	10.9	—	10.9
Balance at March 31, 2021	62.4	$0.6	$3,441.7	$(155.6)	$2,637.2	$5,923.9	$2.8	$5,926.7

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of 290 quarries, mines and distribution yards in 26 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Arkansas, Colorado, Louisiana, western Nebraska, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

The Company’s Magnesia Specialties business, which represents a separate reportable segment, has manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel and mining industries.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of the Company’s consolidated financial statements requires management to make certain estimates and assumptions about future events.  As future events and their effects cannot be fully determined with precision, actual results could differ significantly from estimates. Changes in estimates are reflected in the consolidated financial statements in the period in which the change in estimate occurs.

Reclassifications

As of January 1, 2021, the Company reclassified accrued income taxes from Other current liabilities to Accrued other taxes on the Company’s consolidated balance sheet.  Prior-year information has been reclassified to conform to current year presentation. The reclassification had no impact on the Company’s previously reported results of operations, financial position or cash flows.

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

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$65.3	$25.9
Other comprehensive earnings, net of tax	2.8	0.4
Comprehensive earnings attributable to Martin Marietta	$68.1	$26.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2021
Balance at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive earnings, net of tax	2.5	—	2.5
Other comprehensive earnings, net of tax	2.5	0.3	2.8
Balance at end of period	$(155.6)	$—	$(155.6)

	Three Months Ended March 31, 2020
Balance at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive loss before reclassifications, net of tax	—	(2.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.5	—	2.5
Other comprehensive earnings (loss), net of tax	2.5	(2.1)	0.4
Balance at end of period	$(142.4)	$(3.0)	$(145.4)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Balance at beginning of period	$89.4	$85.2
Tax effect of other comprehensive earnings	(0.7)	(0.8)
Balance at end of period	$88.7	$84.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings and
	2021	2020	comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Actuarial loss	$3.2	$3.3	Other nonoperating (income) and expenses, net
Tax benefit	(0.7)	(0.8)	Income tax expense
	$2.5	$2.5

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2021 and 2020, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2021	2020
	(In Millions)
Net earnings attributable to Martin Marietta	$65.3	$25.9
Less: Distributed and undistributed earnings attributable to unvested awards	0.1	—
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta	$65.2	$25.9

Basic weighted-average common shares outstanding	62.3	62.3
Effect of dilutive employee and director awards	0.2	0.2
Diluted weighted-average common shares outstanding	62.5	62.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Cash

As of March 31, 2021 and December 31, 2020, the Company had restricted cash of $40.9 million and $97.1 million, respectively, which is invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of the qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the designated period will be transferred to unrestricted accounts of the Company and can then be used for general corporate purposes. The Company has until June 15, 2021 to use the restricted cash to purchase qualified assets under Section 1031.

In connection with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230), the statement of cash flows reflects cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis.

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	March 31,	December 31,
	2021	2020
	(Dollars in Millions)
Cash and cash equivalents	$313.9	$207.3
Restricted cash	40.9	97.1
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$354.8	$304.4

2.	Revenue Recognition

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

Future revenues from unsatisfied performance obligations at March 31, 2021 and 2020 were $172.8 million and $212.7 million, respectively, where the remaining periods to complete these obligations ranged from one month to 19 months and one month to 21 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment.

	Three Months Ended
	March 31, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$372.5	$22.4	$394.9
West Group	484.1	32.5	516.6
Total Building Materials business	856.6	54.9	911.5
Magnesia Specialties	65.3	5.6	70.9
Total	$921.9	$60.5	$982.4

	Three Months Ended
	March 31, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$357.9	$24.0	$381.9
West Group	473.2	37.4	510.6
Total Building Materials business	831.1	61.4	892.5
Magnesia Specialties	59.9	5.8	65.7
Total	$891.0	$67.2	$958.2

Service revenues, which include paving operations located in Colorado, were $8.8 million and $14.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

(Dollars in Millions)	March 31, 2021	December 31, 2020
Costs in excess of billings	$1.4	$2.2
Billings in excess of costs	$11.6	$14.0

Revenues recognized from the beginning balance of contract liabilities for the three months ended March 31, 2021 and 2020 were $4.9 million and $4.4 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included in other current assets on the Company’s consolidated balance sheets, retainage was $7.5 million and $10.6 million at March 31, 2021 and December 31, 2020, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

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
3.	Inventories, Net

	March 31,	December 31,
	2021	2020
	(Dollars in Millions)
Finished products	$661.4	$667.0
Products in process	26.2	37.1
Raw materials	37.9	35.3
Supplies and expendable parts	151.1	149.9
	876.6	889.3
Less: Allowances	(186.6)	(180.3)
Total	$690.0	$709.0

4.	Long-Term Debt

	March 31,	December 31,
	2021	2020
	(Dollars in Millions)
4.250% Senior Notes, due 2024	$397.8	$397.6
7% Debentures, due 2025	124.5	124.5
3.450% Senior Notes, due 2027	297.7	297.6
3.500% Senior Notes, due 2027	495.9	495.8
2.500% Senior Notes, due 2030	490.4	490.1
6.25% Senior Notes, due 2037	228.2	228.2
4.250% Senior Notes, due 2047	591.9	591.9
Other notes	0.1	0.1
Total debt	2,626.5	2,625.8
Less: Current maturities of long-term debt	—	—
Long-term debt	$2,626.5	$2,625.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility), which expires on September 22, 2021. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined.  These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary by the Company.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.85% for borrowings funded by conduit lenders and one-month London Interbank Offered Rate, or LIBOR, plus 1.00%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. There were no borrowings outstanding under the Trade Receivable Facility at March 31, 2021 or December 31, 2020.

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, Deutsche Bank Securities, Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Revolving Facility at March 31, 2021 or December 31, 2020. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x.  Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this covenant at March 31, 2021.

The Revolving Facility expires on December 5, 2024, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility at March 31, 2021 and December 31, 2020.
5.	Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

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

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated total revenues in the three month period ended March 31, 2021 and 2020. The estimated fair values of accounts receivable approximate their carrying amounts due to the short-term nature of the accounts.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $2.63 billion and $2.92 billion, respectively, at March 31, 2021 and $2.63 billion and $3.08 billion, respectively, at December 31, 2020. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair values of other borrowings approximate their carrying amounts as the interest rates reset periodically.
6.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the three months ended March 31, 2021, the effective income tax rate was 19.5%. For the three months ended March 31, 2020, the effective income tax rate of 0.6% reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

7.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Millions)
Service cost	$11.6	$9.7	$—	$—
Interest cost	9.0	9.2	0.1	0.1
Expected return on assets	(17.6)	(14.6)	—	—
Amortization of:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)
Actuarial loss (gain)	3.3	3.3	(0.1)	—
Net periodic benefit cost (credit)	$6.5	$7.8	$(0.2)	$(0.1)

The service cost component of net periodic benefit cost (credit) is included in Cost of revenues – products and services and Selling, general and administrative expenses. All other components are included in Other nonoperating (income) and expenses, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

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

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $7.8 million was outstanding as of March 31, 2021 and has a maturity date of March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of March 31, 2021 and December 31, 2020.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At March 31, 2021, the Company was contingently liable for $32.0 million in letters of credit, of which $2.6 million were issued under the Company’s Revolving Facility.
9.	Business Segments

The Building Material business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income taxes. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition-related expenses; and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All long-term debt and related interest expense are held at Corporate.

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues, which represent sales from one segment to another segment and are eliminated in consolidation.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Total revenues:
East Group	$394.9	$381.9
West Group	516.6	510.6
Total Building Materials business	911.5	892.5
Magnesia Specialties	70.9	65.7
Total	$982.4	$958.2

Products and services revenues:
East Group	$372.5	$357.9
West Group	484.1	473.2
Total Building Materials business	856.6	831.1
Magnesia Specialties	65.3	59.9
Total	$921.9	$891.0

Earnings (Loss) from operations:
East Group	$61.7	$34.8
West Group	31.9	22.7
Total Building Materials business	93.6	57.5
Magnesia Specialties	23.5	21.7
Corporate	(17.8)	(21.4)
Total	$99.3	$57.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

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

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services:
Aggregates	$572.6	$570.3
Cement	109.6	106.6
Ready mixed concrete	235.3	189.7
Asphalt and paving services	12.2	18.1
Less: interproduct revenues	(73.1)	(53.6)
Products and services	856.6	831.1
Freight	54.9	61.4
Total Building Materials business	911.5	892.5
Magnesia Specialties:
Products and services	65.3	59.9
Freight	5.6	5.8
Total Magnesia Specialties	70.9	65.7
Total	$982.4	$958.2

Gross profit (loss):
Building Materials business:
Products and services:
Aggregates	$121.8	$93.4
Cement	15.3	27.3
Ready mixed concrete	19.4	5.9
Asphalt and paving services	(8.2)	(8.1)
Products and services	148.3	118.5
Freight	(0.3)	(0.3)
Total Building Materials business	148.0	118.2
Magnesia Specialties:
Products and services	28.4	26.1
Freight	(0.9)	(0.9)
Total Magnesia Specialties	27.5	25.2
Corporate	(0.8)	(1.0)
Total	$174.7	$142.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	March 31,
	2021	2020
	(Dollars in Millions)
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$115.1	$—
Accrued liabilities for purchases of property, plant and equipment	$28.7	$21.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.0	$12.7
Accrued proceeds from company-owned life insurance benefits	$—	$0.8
Remeasurement of operating lease right-of-use assets	$(6.2)	$—

For the three months ended March 31, 2021, the right-of-use assets obtained in exchange for new finance lease liabilities balance primarily consisted of the lease for the new corporate headquarters.

Supplemental disclosures of cash flow information are as follows:

	March 31,
	2021	2020
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$14.8	$11.9
Cash paid for income taxes, net of refunds	$—	$1.4

During the quarter ended March 31, 2021 and 2020, the Company received proceeds of $9.8 million and repaid $7.2 million of loans, respectively, related to its company-owned life insurance policies.  The proceeds and repayment, as applicable, are included in the Investments in life insurance contracts, net, in the investing activities of the consolidated statements of cash flows.
12.	Other Operating (Income) and Expenses, Net

Other operating (income) and expenses, net, for the three months ended March 31, 2021 reflected lower credit losses and higher gains on sales of assets compared with the prior year period.
13.	Other Nonoperating (Income) and Expenses, Net

For the three months ended March 31, 2021, other nonoperating (income) and expenses, net, included a $3.3 million reduction in pension expense compared with the prior-year period. For the three months ended March 31, 2020, other nonoperating (income) and expenses, net, included $5.6 million of third-party railroad track maintenance expense.
14.	Subsequent Events

On April 30, 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul region, one of the largest and fastest growing midwestern metropolitan areas and complements the Company’s existing product offerings in the surrounding areas. Additionally, Tiller sells asphalt FOB, or free on board, origin, serving solely as a materials provider, and does not offer paving or other associated services. The Company financed the acquisition using available cash and borrowings under its credit facilities.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of 290 quarries, mines and distribution yards in 26 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Arkansas, Colorado, Louisiana, western Nebraska, Oklahoma, Texas, Utah, Washington and Wyoming

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2020. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2021.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns and seasonal changes.  Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt and paving materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the southeast and southwest. Excessive rainfall, and conversely excessive drought, can also jeopardize production, shipments and profitability in all markets served by the Company.  Due to the potentially significant impact of weather on the Company’s operations, current-period results are not necessarily indicative of expected performance for other interim periods or the full year.

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

A reconciliation of net earnings attributable to Martin Marietta to consolidated Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Net Earnings Attributable to Martin Marietta	$65.3	$25.9
Add back:
Interest expense, net of interest income	27.3	29.6
Income tax expense for controlling interests	15.8	0.1
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	96.0	93.4
Consolidated Adjusted EBITDA	$204.4	$149.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

Mix-adjusted average selling price (mix-adjusted ASP) excludes the impacts of product, geographic and other mix from the current-period average selling price and is a non-GAAP measure.  Mix-adjusted ASP is calculated by comparing current-period shipments to like-to-like shipments in the comparable prior period.  Management uses this metric to evaluate the effectiveness of the Company’s pricing increases and believes this information is useful to investors as it provides same-on-same pricing trends.  The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances.

	Three Months Ended
	March 31,
	2021	2020
Aggregates Product Line:
Reported average selling price	$15.31	$14.80
Adjustment for favorable impact of product, geographic and other mix	(0.14)
Mix-adjusted ASP	$15.17

Reported average selling price variance	3.4%
Mix-adjusted ASP variance	2.5%

Cement Product Line:
Reported average selling price	$115.49	$113.77
Adjustment for unfavorable impact of product, geographic and other mix	0.83
Mix-adjusted ASP	$116.32

Reported average selling price variance	1.5%
Mix-adjusted ASP variance	2.2%

Financial highlights for the quarter ended March 31, 2021 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $982.4 million compared with $958.2 million
♦	Building Materials business products and services revenues of $856.6 million compared with $831.1 million
♦	Magnesia Specialties products revenues of $65.3 million compared with $59.9 million
♦	Consolidated gross profit of $174.7 million compared with $142.4 million
♦	Consolidated earnings from operations of $99.3 million compared with $57.8 million
♦	Net earnings attributable to Martin Marietta of $65.3 million compared with $25.9 million
♦	Consolidated Adjusted EBITDA of $204.4 million compared with $149.0 million
♦	Earnings per diluted share of $1.04 compared with $0.41

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended March 31, 2021 and 2020. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended March 31,
	2021	2020
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$372.5	$357.9
West Group
Aggregates	200.1	212.4
Cement	109.6	106.6
Ready mixed concrete	235.3	189.7
Asphalt and paving	12.2	18.1
Less: Interproduct revenues	(73.1)	(53.6)
West Group Total	484.1	473.2
Products and services	856.6	831.1
Freight	54.9	61.4
Total Building Materials business	911.5	892.5
Magnesia Specialties:
Products	65.3	59.9
Freight	5.6	5.8
Total Magnesia Specialties	70.9	65.7
Total	$982.4	$958.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Products and services
East Group
Aggregates	$86.5	23.2	$59.9	16.7
West Group
Aggregates	35.3	17.6	33.5	15.8
Cement	15.3	14.0	27.3	25.6
Ready mixed concrete	19.4	8.3	5.9	3.1
Asphalt and paving	(8.2)	NM	(8.1)	NM
West Group Total	61.8	12.8	58.6	12.4
Products and services	148.3	17.3	118.5	14.3
Freight	(0.3)		(0.3)
Total Building Materials business	148.0	16.2	118.2	13.2
Magnesia Specialties:
Products	28.4	43.5	26.1	43.5
Freight	(0.9)		(0.9)
Total Magnesia Specialties	27.5	38.8	25.2	38.4
Corporate	(0.8)		(1.0)
Total	$174.7	17.8	$142.4	14.9

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, quarter ended March 31, 2020	$93.4
Volume	(4.6)
Pricing	18.9
Operational performance (1)	14.1
Change in aggregates products gross profit	28.4
Aggregates products gross profit, quarter ended March 31, 2021	$121.8
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$24.2		$24.7
West Group	33.3		33.4
Total Building Materials business	57.5		58.1
Magnesia Specialties	3.7		3.5
Corporate	18.6		17.1
Total	$79.8	8.1	$78.7	8.2

Earnings (Loss) from operations:
Building Materials business:
East Group	$61.7		$34.8
West Group	31.9		22.7
Total Building Materials business	93.6		57.5
Magnesia Specialties	23.5		21.7
Corporate	(17.8)		(21.4)
Total	$99.3	10.1	$57.8	6.0

Building Materials Business

The following tables present aggregates products volume and pricing variance data and shipments data by segment:

	Three Months Ended
	March 31, 2021
	Volume	Pricing
Volume/Pricing variance(1)
East Group	0.2%	3.9%
West Group	(7.7)%	1.9%
Total aggregates operations(2)	(3.0)%	3.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

	Three Months Ended
	March 31,
	2021	2020
	(Tons in Millions)
Shipments
East Group	22.7	22.7
West Group	14.4	15.6
Total aggregates operations(2)	37.1	38.3

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

The following table presents shipments data for the Building Materials business by product line:

	Three Months Ended
	March 31,
	2021	2020
Shipments
Aggregates (in millions):
Tons to external customers	34.5	36.0
Internal tons used in other product lines	2.6	2.3
Total aggregates tons	37.1	38.3

Cement (in millions):
Tons to external customers	0.6	0.7
Internal tons used in ready mixed concrete	0.3	0.2
Total cement tons	0.9	0.9

Ready Mixed Concrete (in millions of cubic yards)	2.1	1.7

Asphalt (in millions):
Tons to external customers	0.1	0.1
Internal tons used in paving business	—	0.1
Total asphalt tons	0.1	0.2

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	March 31,
	2021	2020	% Change
Aggregates (per ton)	$15.31	$14.80	3.4%
Cement (per ton)	$115.49	$113.77	1.5%
Ready Mixed Concrete (per cubic yard)	$112.12	$114.35	(2.0)%
Asphalt (per ton)	$49.04	$45.43	7.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

Aggregates End-Use Markets

Aggregates shipments to all end-use markets were broadly impacted by winter weather in most of the Company’s divisions that more than offset increased residential and nonresidential construction activity in the East Division.

Aggregates shipments to the infrastructure market declined, primarily driven by weather-related project delays and the timing of projects. The infrastructure market accounted for 30% of first-quarter aggregates shipments, below the Company’s most recent ten-year annual average of 43%.

Aggregates shipments to the nonresidential market declined, driven by reduced wind energy construction in the Midwest and lower energy-sector demand in Texas and Colorado.  Additionally, the completion of certain projects and the delayed start of new projects due to weather hindered shipments to this end use. Further, the COVID-19 pandemic negatively impacted office and retail development. The nonresidential market represented 37% of first-quarter aggregates shipments.

Aggregates shipments to the residential market increased 9%. Low available inventory along with low interest rates continues to drive robust residential construction activity. The residential market accounted for 27% of first-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 6% of first-quarter aggregates shipments. Volumes to this end use decreased, driven by lower ballast shipments to the Class I western railroads.

Building Materials Business Product Lines

First-quarter aggregates shipments declined 3.0% compared with prior-year quarter. East Group shipments increased 0.2%, reflecting strong residential and nonresidential construction activity in the Carolinas, Georgia, Florida and Maryland, which more than offset the Midwest’s later start to the construction season, as compared with the prior year, as well as reduced wind energy construction activity. West Group shipments decreased 7.7%, despite robust underlying demand, due to unfavorable winter weather conditions in both Texas and Colorado and reduced energy-sector demand. Pricing increased 3.4%, or 2.5% on a mix-adjusted basis. In the East Group, pricing increased 3.9%, with improvements in both the East and Central divisions.  Geographic mix limited the West Group’s pricing growth to 1.9%. Aggregates product gross margin increased 490 basis points to 21.3%, driven by pricing gains and lower overall costs for contract services and internal freight.

Cement shipments increased 0.3% despite the historic winter storm that effectively shut down the Company’s cement operations for 11 days in February. Notably, the Midlothian facility in North Texas experienced double-digit shipment growth for the quarter, demonstrating the robust demand in the Dallas/Fort Worth metroplex that more than offset weather-related impacts and reduced energy-sector activity in the South and West Texas. Pricing improved 1.5%, as lower sales of higher-priced oil-well specialty cement products into West Texas disproportionately impacted overall pricing growth. On a mix-adjusted basis, cement pricing increased 2.2%. Product gross margin declined 1,160 basis points to 14.0%, driven by storm-related incremental costs and inefficiencies caused by the weather-related shut downs.

Ready mixed concrete volume increased 26.5%, led by double-digit growth in Texas from large projects and incremental volume from operations acquired in August 2020. This growth more than offset weather-related shipment declines in Colorado. Pricing declined 2.0% in the first quarter, reflecting geographic mix from a lower percentage of higher-priced Colorado shipments. Product gross margin improved 520 basis points to 8.3%, driven primarily by higher shipments and improved delivery costs.  Asphalt pricing increased 7.9% while a return to more normal winter weather conditions in Colorado contributed to the 36.2% decrease in asphalt shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

Magnesia Specialties Business

Magnesia Specialties first-quarter product revenues increased 8.9% to $65.3 million, reflecting improved demand for chemicals and lime products. Product gross profit was $28.4 million compared with $26.1 million. Product gross margin was 43.5%, flat compared with prior-year quarter. First-quarter earnings from operations were $23.5 million in 2021 compared with $21.7 million in 2020.

Consolidated Operating Results

Consolidated SG&A for first quarter 2021 was 8.1% of total revenues compared with 8.2% in the prior-year quarter. During first-quarter 2021, the Company incurred $0.9 million in COVID-19 related expenses for enhanced personal protective equipment, as well as cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. Earnings from operations for the quarter were $99.3 million in 2021 compared with $57.8 million in 2020.

Among other items, other operating (income) and expenses, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the first quarter, consolidated other operating (income) expenses, net, was income of $5.6 million in 2021 and expense of $5.6 million in 2020. The year-over-year change reflects higher gains on assets sales and lower credit losses.

Other nonoperating (income) and expenses, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates and other miscellaneous income and expenses.  For the first quarter, other nonoperating (income) and expenses, net, was income of $9.5 million and expense of $2.0 million in 2021 and 2020, respectively. The 2021 amount reflected lower pension expense of $3.3 million. Additionally, the 2020 expense included a $5.6 million charge to finance third-party railroad maintenance.

Income Tax Expense

For the three months ended March 31, 2021, the effective income tax rate was 19.5%. For the three months ended March 31, 2020, the effective income tax rate of 0.6% reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, cash provided by operating activities was $191.9 million in 2021 compared with $106.7 million in 2020.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Millions)
Depreciation	$84.7	$83.1
Depletion	6.8	7.0
Amortization	7.1	4.9
Total	$98.6	$95.0

The seasonal nature of construction activity impacts the Company’s quarterly operating cash flow when compared with the full year. Full-year 2020 net cash provided by operating activities was $1,050.1 million.

During the three months ended March 31, 2021, the Company paid $110.3 million for capital investments.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company did not repurchase any shares of common stock during the first three months of 2021.  At March 31, 2021, 13,520,952 shares of common stock were remaining under the Company’s repurchase authorization.

On April 30, 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul region, one of the largest and fastest growing midwestern metropolitan areas and complements the Company’s existing Central Division’s product offerings in the surrounding areas.  The Company financed the acquisition using available cash and borrowings under its credit facilities.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility), which expires on September 22, 2021. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

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

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

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

At March 31, 2021, the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 1.74 times and was calculated as follows:

April 1, 2020 to
March 31, 2021
(Dollars in Millions)
Earnings from continuing operations attributable to Martin Marietta	$760.4
Add back:
Interest expense	115.7
Income tax expense	183.8
Depreciation, depletion and amortization expense	393.2
Stock-based compensation expense	28.4

Deduct:
Interest income	(0.3)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,481.2
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at March 31, 2021	$2,571.7
Consolidated net debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at March 31, 2021 for the trailing-twelve months EBITDA	1.74 times

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.  There were no borrowings under the credit facilities as of March 31, 2021.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock when the repurchase program is resumed and allow for payment of dividends for the foreseeable future.  Any future significant strategic acquisition for cash would likely require an appropriate balance of newly-issued equity with debt in order to maintain a composite investment-grade credit rating. At March 31, 2021, the Company had $1,097.4 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  Historically, the Company has successfully extended the maturity dates of these credit facilities.  Further, as of March 31, 2021, the Company does not have any publicly-traded debt that matures prior to 2024.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

As of March 31, 2021, the Company had restricted cash of $40.9 million for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031) available to use until June 15, 2021.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020 and provided liquidity support for businesses.  Through the CARES Act, the Company deferred the payment of $27.6 million, representing the 6.2% employer share of Social Security taxes for the period from March 27, 2020 through December 31, 2020.  Half of the deferred obligation will be due December 31, 2021 and the remaining half will be due December 31, 2022.  There will be no interest assessed on amounts deferred.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2020.  Management continues to evaluate its exposure to all operating risks on an ongoing basis.

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans; fluctuations in COVID-19 cases in the United States and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impact of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions; the duration, impact and severity of the impact of the COVID-19 pandemic on the Company, including the markets in which the Company does business, its suppliers, customers or other business partners as well as the Company’s employees; the economic impact of government responses to the pandemic; the performance of the United States economy, including the impact on the economy of the COVID-19 pandemic and governmental orders

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

restricting activities imposed to prevent further outbreak of COVID-19; shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa and Maryland; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas; increasing residential mortgage rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; whether the Company’s operations will continue to be treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19 or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments (leading to reduced profit margins when compared with aggregates moved by truck); availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including the Magnesia Specialties business; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter March 31, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2021

(Continued)

from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other periodic filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company.  The Company assumes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2020, by writing to:

Martin Marietta

Attn: Corporate Secretary

4123 Parklake Avenue

Raleigh, North Carolina 27612

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic continues to impact the global and domestic economy.  The Company’s operations have to date been considered “essential” operations under applicable governmental orders that restrict activities in an effort to prevent further outbreak of COVID-19. As such, the Company is conducting business with certain modifications, including having non-operational personnel working remotely; limiting site access to necessary employees and critical third parties; engaging medical experts to screen those who may have had COVID-19 exposure before allowing access to sites; enhancing the cleaning and disinfection of equipment and common areas, including engaging third-party specialists to disinfect work spaces; and issuing a quarantine policy requiring employees with COVID-19 symptoms to stay home for at least 14 days, among other things.  The Company continues to actively monitor the situation and may take further actions that alter its business operations including any that may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, suppliers, vendors, communities and other stakeholders.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working and stay-at-home orders and other guidelines are reducing miles driven, which is having a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty. The residential construction market accounted for 24% of the Company’s aggregates shipments in 2020 and 27% in the first three months of 2021.

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

Variable-Rate Borrowing Facilities. At March 31, 2021, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at March 31, 2021.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, discount rates were approximately 70 basis points higher than the rate selected as of December 31, 2020, the most recent measurement date. Unless an event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2021.  Changes in the discount rate and pension asset values will impact 2022 pension expense.

Energy Costs. Energy costs, including diesel fuel, natural gas, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering a majority of their 2021 coal requirements.  Energy expense for the three months ended March 31, 2021 decreased approximately 4% compared with the prior-year period, due to lower electricity, diesel and coal costs in 2021; however, any future energy prices cannot be reliably predicted.  A hypothetical price change of 4%, which represents the quarter-over-quarter change in the Company’s energy expense, would change full year 2021 energy expense by $9 million as compared with 2020, assuming constant volumes.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

(Continued)

Commodity Risk. Cement is a commodity, and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming full year 2020 cement product revenues of $453 million, a hypothetical 10% change in sales price would impact cement product revenues by $45.3 million.

Cement is a key raw material in the production of ready mixed concrete. The Company may be unable to pass along increases in the costs of cement and raw materials to customers in the form of price increases for the Company’s products. A hypothetical 10% change in cement costs in 2021 compared with 2020, assuming constant volumes, would change the ready mixed concrete product line cost of revenues by $25.5 million. While increases in cement pricing may negatively impact the profitability of the ready mixed concrete operations, the cement business would benefit, although the positive impact may not reflect a direct correlation to the impact on the ready mix business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which the Company is involved are discussed in Note O to the consolidated financial statements and Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. See also Note 8 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	13,520,952
February 1, 2021 - February 28, 2021	—	$—	—	13,520,952
March 1, 2021 - March 31, 2021	—	$—	—	13,520,952
Total	—		—

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2021

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated May 4, 2021 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated May 4, 2021 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated May 4, 2021 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated May 4, 2021 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: May 4, 2021	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer