Form 10-Q
period 2021-06-30
MARTIN MARIETTA MATERIALS INC
filed 2021-07-29
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2021
Common Stock, $0.01 par value	62,377,334

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Dollars in Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$53.1	$207.3
Restricted cash	17.2	97.1
Accounts receivable, net	722.0	575.1
Inventories, net	729.1	709.0
Other current assets	94.9	79.8
Total Current Assets	1,616.3	1,668.3

Property, plant and equipment	9,390.7	8,955.0
Allowances for depreciation, depletion and amortization	(3,841.7)	(3,712.7)
Net property, plant and equipment	5,549.0	5,242.3
Goodwill	2,599.6	2,414.0
Other intangibles, net	725.0	508.0
Operating lease right-of-use assets, net	434.3	453.0
Other noncurrent assets	298.9	295.2
Total Assets	$11,223.1	$10,580.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$243.6	$207.8
Accrued salaries, benefits and payroll taxes	54.0	82.6
Accrued other taxes	54.9	45.4
Current maturities of long-term debt and short-term facilities	240.1	—
Accrued interest	18.4	18.3
Operating lease liabilities	47.1	48.6
Other current liabilities	99.9	96.6
Total Current Liabilities	758.0	499.3

Long-term debt	2,627.2	2,625.8
Deferred income taxes, net	786.3	781.5
Noncurrent operating lease liabilities	391.7	410.4
Other noncurrent liabilities	531.7	370.5
Total Liabilities	5,094.9	4,687.5

Equity:
Common stock, par value $0.01 per share	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,451.1	3,440.8
Accumulated other comprehensive loss	(153.0)	(158.4)
Retained earnings	2,827.2	2,607.7
Total Shareholders' Equity	6,125.9	5,890.7
Noncontrolling interests	2.3	2.6
Total Equity	6,128.2	5,893.3
Total Liabilities and Equity	$11,223.1	$10,580.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Millions, Except Per Share Data)
Products and services revenues	$1,295.3	$1,189.5	$2,217.2	$2,080.5
Freight revenues	82.6	81.1	143.1	148.4
Total Revenues	1,377.9	1,270.6	2,360.3	2,228.9

Cost of revenues - products and services	910.0	807.4	1,656.0	1,554.8
Cost of revenues - freight	82.8	82.7	144.5	151.2
Total Cost of Revenues	992.8	890.1	1,800.5	1,706.0

Gross Profit	385.1	380.5	559.8	522.9

Selling, general & administrative expenses	82.4	71.2	162.2	149.9
Acquisition-related expenses	9.3	0.5	10.6	0.8
Other operating (income) and expenses, net	(14.1)	2.4	(19.8)	8.0
Earnings from Operations	307.5	306.4	406.8	364.2

Interest expense	28.1	31.2	55.6	61.0
Other nonoperating income, net	(8.7)	(3.8)	(18.2)	(1.9)
Earnings before income tax expense	288.1	279.0	369.4	305.1
Income tax expense	62.3	61.4	78.1	61.6
Consolidated net earnings	225.8	217.6	291.3	243.5
Less: Net earnings attributable to noncontrolling interests	—	—	0.2	—
Net Earnings Attributable to Martin Marietta Materials, Inc.	$225.8	$217.6	$291.1	$243.5

Consolidated Comprehensive Earnings:
Earnings attributable to Martin Marietta Materials, Inc.	$228.4	$220.8	$296.5	$247.1
Earnings attributable to noncontrolling interests	—	—	0.2	—
	$228.4	$220.8	$296.7	$247.1
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic attributable to common shareholders	$3.62	$3.49	$4.66	$3.91
Diluted attributable to common shareholders	$3.61	$3.49	$4.65	$3.90

Weighted-Average Common Shares Outstanding:
Basic	62.4	62.3	62.4	62.3
Diluted	62.5	62.3	62.5	62.4

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$291.3	$243.5
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	206.5	193.4
Stock-based compensation expense	20.8	19.7
Gain on divestitures and sales of assets	(19.2)	(3.1)
Deferred income taxes	3.4	6.6
Other items, net	(7.3)	1.2
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(137.8)	(117.4)
Inventories, net	36.9	(21.7)
Accounts payable	54.7	(0.5)
Other assets and liabilities, net	(8.1)	51.5
Net Cash Provided by Operating Activities	441.2	373.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(213.0)	(175.7)
Acquisitions, net of cash acquired	(653.2)	(2.3)
Proceeds from divestitures and sales of assets	31.9	17.9
Investments in life insurance contracts, net	11.2	(6.2)
Other investing activities, net	—	(4.5)
Net Cash Used for Investing Activities	(823.1)	(170.8)

Cash Flows from Financing Activities:
Borrowings of debt	400.0	618.0
Repayments of debt	(160.0)	(637.0)
Payments on financing leases	(4.3)	(1.6)
Debt issuance costs	(0.3)	(1.7)
Distributions to owners of noncontrolling interest	(0.5)	—
Repurchases of common stock	—	(50.0)
Dividends paid	(71.8)	(69.4)
Proceeds from exercise of stock options	0.8	1.3
Shares withheld for employees' income tax obligations	(16.1)	(12.9)
Net Cash Provided by (Used for) Financing Activities	147.8	(153.3)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(234.1)	49.1
Cash, Cash Equivalents and Restricted Cash, beginning of period	304.4	21.0
Cash, Cash Equivalents and Restricted Cash, end of period	$70.3	$70.1

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	62.4	$0.6	$3,441.7	$(155.6)	$2,637.2	$5,923.9	$2.8	$5,926.7
Consolidated net earnings	—	—	—	—	225.8	225.8	—	225.8
Other comprehensive earnings, net of tax	—	—	—	2.6	—	2.6	—	2.6
Dividends declared ($0.57 per share)	—	—	—	—	(35.8)	(35.8)	—	(35.8)
Issuances of common stock for stock award plans	—	—	0.1	—	—	0.1	—	0.1
Shares withheld for employees' income tax obligations	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2021	62.4	$0.6	$3,451.1	$(153.0)	$2,827.2	$6,125.9	$2.3	$6,128.2

Balance at December 31, 2020	62.3	$0.6	$3,440.8	$(158.4)	$2,607.7	$5,890.7	$2.6	$5,893.3
Consolidated net earnings	—	—	—	—	291.1	291.1	0.2	291.3
Other comprehensive earnings, net of tax	—	—	—	5.4	—	5.4	—	5.4
Dividends declared ($1.14 per share)	—	—	—	—	(71.6)	(71.6)	—	(71.6)
Issuances of common stock for stock award plans	0.1	—	5.6	—	—	5.6	—	5.6
Shares withheld for employees' income tax obligations	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8	—	20.8
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2021	62.4	$0.6	$3,451.1	$(153.0)	$2,827.2	$6,125.9	$2.3	$6,128.2

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	62.2	$0.6	$3,423.1	$(145.4)	$2,018.6	$5,296.9	$2.5	$5,299.4
Consolidated net earnings	—	—	—	—	217.6	217.6	—	217.6
Other comprehensive earnings, net of tax	—	—	—	3.2	—	3.2	—	3.2
Dividends declared ($0.55 per share)	—	—	—	—	(34.5)	(34.5)	—	(34.5)
Issuances of common stock for stock award plans	0.1	—	1.1	—	—	1.1	—	1.1
Shares withheld for employees' income tax obligations	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	7.2	—	—	7.2	—	7.2
Balance at June 30, 2020	62.3	$0.6	$3,431.0	$(142.2)	$2,201.7	$5,491.1	$2.5	$5,493.6

Balance at December 31, 2019	62.4	$0.6	$3,418.8	$(145.8)	$2,077.2	$5,350.8	$2.5	$5,353.3
Consolidated net earnings	—	—	—	—	243.5	243.5	—	243.5
Other comprehensive earnings, net of tax	—	—	—	3.6	—	3.6	—	3.6
Dividends declared ($1.10 per share)	—	—	—	—	(69.0)	(69.0)	—	(69.0)
Issuances of common stock for stock award plans	0.1	—	5.6	—	—	5.6	—	5.6
Shares withheld for employees' income tax obligations	—	—	(13.1)	—	—	(13.1)	—	(13.1)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	19.7	—	—	19.7	—	19.7
Balance at June 30, 2020	62.3	$0.6	$3,431.0	$(142.2)	$2,201.7	$5,491.1	$2.5	$5,493.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 310 quarries, mines and distribution yards in 26 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position.  The Company also provides asphalt in Minnesota subsequent to a business combination in the quarter ended June 30, 2021.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes two reportable segments:  the East Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana,
Iowa, Kansas, Kentucky, Maryland,
Minnesota, Missouri, eastern
Nebraska, North Carolina, Ohio,
Pennsylvania, South Carolina,
Tennessee, Virginia, West Virginia,
Nova Scotia and The Bahamas

Arkansas, Colorado, Louisiana, western Nebraska, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates and Asphalt	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

The Company’s Magnesia Specialties business, which represents a separate reportable segment, has manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers in the steel and mining industries.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Consolidated Comprehensive Earnings/Loss and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings/loss and accumulated other comprehensive loss consist of consolidated net earnings; adjustments for the funded status of pension and postretirement benefit plans; and foreign currency translation adjustments; and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Comprehensive earnings attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$225.8	$217.6	$291.1	$243.5
Other comprehensive earnings, net of tax	2.6	3.2	5.4	3.6
Comprehensive earnings attributable to Martin Marietta	$228.4	$220.8	$296.5	$247.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2021
Balance at beginning of period	$(155.6)	$—	$(155.6)
Other comprehensive earnings before reclassifications, net of tax	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.1	—	2.1
Other comprehensive earnings, net of tax	2.1	0.5	2.6
Balance at end of period	$(153.5)	$0.5	$(153.0)

	Three Months Ended June 30, 2020
Balance at beginning of period	$(142.4)	$(3.0)	$(145.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.4	—	2.4
Other comprehensive earnings, net of tax	2.4	0.8	3.2
Balance at end of period	$(140.0)	$(2.2)	$(142.2)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2021
Balance at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.6	—	4.6
Other comprehensive earnings, net of tax	4.6	0.8	5.4
Balance at end of period	$(153.5)	$0.5	$(153.0)

	Six Months Ended June 30, 2020
Balance at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive loss before reclassifications, net of tax	—	(1.3)	(1.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.9	—	4.9
Other comprehensive earnings (loss), net of tax	4.9	(1.3)	3.6
Balance at end of period	$(140.0)	$(2.2)	$(142.2)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Balance at beginning of period	$88.7	$84.4	$89.4	$85.2
Tax effect of other comprehensive earnings	(0.8)	(0.8)	(1.5)	(1.6)
Balance at end of period	$87.9	$83.6	$87.9	$83.6

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings and
	2021	2020	2021	2020	comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Prior service cost (credit)	$0.1	$—	$—	$(0.1)
Actuarial loss	2.8	3.2	6.1	6.6	Other nonoperating income, net
Tax benefit	(0.8)	(0.8)	(1.5)	(1.6)	Income tax expense
	$2.1	$2.4	$4.6	$4.9

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2021 and 2020, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the numerator and denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Millions)
Net earnings attributable to Martin Marietta	$225.8	$217.6	$291.1	$243.5
Less: Distributed and undistributed earnings attributable to unvested awards	0.2	0.2	0.2	0.2
Basic and diluted net earnings available to common shareholders attributable to Martin Marietta	$225.6	$217.4	$290.9	$243.3

Basic weighted-average common shares outstanding	62.4	62.3	62.4	62.3
Effect of dilutive employee and director awards	0.1	—	0.1	0.1
Diluted weighted-average common shares outstanding	62.5	62.3	62.5	62.4

Restricted Cash

At June 30, 2021 and December 31, 2020, the Company had restricted cash of $17.2 million and $97.1 million, respectively, which is invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of the qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the designated period will be transferred to unrestricted accounts of the Company and can then be used for general corporate purposes. The Company has until November 22, 2021 to use the remaining restricted cash to purchase qualified assets under Section 1031.

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

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	June 30,	December 31,
	2021	2020
	(Dollars in Millions)
Cash and cash equivalents	$53.1	$207.3
Restricted cash	17.2	97.1
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$70.3	$304.4

New Accounting Pronouncement

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, an optional guidance for a limited period of time to ease the transition from the London interbank offered rate (“LIBOR”) to an alternative reference rate. The

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying U.S. GAAP, assuming certain criteria are met, are allowed through December 31, 2022, and any amendments should be applied on a prospective basis. The Company does not expect the transition from LIBOR to have a material impact on its consolidated financial statements.
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

Future revenues from unsatisfied performance obligations at June 30, 2021 and 2020 were $215.5 million and $202.7 million, respectively, where the remaining periods to complete these obligations ranged from one month to 21 months and one month to 14 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment.

	Three Months Ended
	June 30, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$596.5	$38.8	$635.3
West Group	628.8	38.0	666.8
Total Building Materials business	1,225.3	76.8	1,302.1
Magnesia Specialties	70.0	5.8	75.8
Total	$1,295.3	$82.6	$1,377.9

	Three Months Ended
	June 30, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$499.7	$34.8	$534.5
West Group	640.9	41.6	682.5
Total Building Materials business	1,140.6	76.4	1,217.0
Magnesia Specialties	48.9	4.7	53.6
Total	$1,189.5	$81.1	$1,270.6

Service revenues, which include paving operations located in Colorado, were $73.4 million and $94.0 million for the three months ended June 30, 2021 and 2020, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended
	June 30, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$969.1	$61.1	$1,030.2
West Group	1,112.9	70.5	1,183.4
Total Building Materials business	2,082.0	131.6	2,213.6
Magnesia Specialties	135.2	11.5	146.7
Total	$2,217.2	$143.1	$2,360.3

	Six Months Ended
	June 30, 2020
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$857.6	$58.9	$916.5
West Group	1,114.1	79.0	1,193.1
Total Building Materials business	1,971.7	137.9	2,109.6
Magnesia Specialties	108.8	10.5	119.3
Total	$2,080.5	$148.4	$2,228.9

Service revenues for the six months ended June 30, 2021 and 2020 were $82.2 million and $108.5 million, respectively.

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

(Dollars in Millions)	June 30, 2021	December 31, 2020
Costs in excess of billings	$12.1	$2.2
Billings in excess of costs	$9.9	$14.0

Revenues recognized from the beginning balance of contract liabilities for the three months ended June 30, 2021 and 2020 were $5.4 million and $4.1 million, respectively, and for the six months ended June 30, 2021 and 2020 were $9.4 million and $6.6 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation.  Included in other current assets on the Company’s consolidated balance sheets, retainage was $8.6 million and $10.6 million at June 30, 2021 and December 31, 2020, respectively.

Policy Elections. When the Company arranges third-party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation.  Further, the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Company acts as a principal in the delivery arrangements and, as required by the accounting standard, the related revenues and costs are presented gross and are included in the consolidated statements of earnings.
3.	Business Combination

On April 30, 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul region, one of the largest and fastest growing midwestern metropolitan areas, which complements the Company’s existing product offerings in the surrounding areas. Additionally, Tiller sells asphalt solely as a materials provider, and does not offer paving or other associated services. The Company financed the acquisition using available cash and borrowings under its credit facilities.  The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to asset verification and a normal post-closing working capital adjustment.  Therefore, the measurement period for accounts receivable; property, plant and equipment; intangible assets, including goodwill; and accounts payable remains open as of June 30, 2021. The impact of the acquisition is not material to the Company’s operating results; therefore, pro forma financial information is not included. The operations are reported in the Company’s East Group.
4.	Goodwill and Other Intangibles

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2021	$572.5	$1,841.5	$2,414.0
Acquisitions	185.6	—	185.6
Balance at June 30, 2021	$758.1	$1,841.5	$2,599.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible assets subject to amortization consist of the following:

	Gross Amount	Accumulated Amortization	Net Balance
(Dollars in Millions)	June 30, 2021
Noncompetition agreements	$4.2	$(4.1)	$0.1
Customer relationships	306.7	(40.2)	266.5
Operating permits	460.8	(51.5)	409.3
Use rights and other	16.4	(13.6)	2.8
Trade names	23.3	(13.0)	10.3
Total	$811.4	$(122.4)	$689.0

	December 31, 2020
Noncompetition agreements	$4.2	$(4.1)	$0.1
Customer relationships	91.3	(35.6)	55.7
Operating permits	460.8	(48.4)	412.4
Use rights and other	16.3	(13.0)	3.3
Trade names	12.8	(12.3)	0.5
Total	$585.4	$(113.4)	$472.0

At June 30, 2021 and December 31, 2020, intangible assets deemed to have an indefinite life and not being amortized consist of the following:

(Dollars in Millions)	Building Materials business	Magnesia Specialties	Total
Operating permits	$6.6	$—	$6.6
Use rights	26.7	—	26.7
Trade names	0.2	2.5	2.7
Total	$33.5	$2.5	$36.0

For the six months ended June 30, 2021, the Company acquired $225.9 million of intangibles, which consists of the following:

(Dollars in Millions)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$215.4	25 years
Trade name	10.5	9 years
Total	$225.9	24 years

Total amortization expense for intangible assets for the six months ended June 30, 2021 and 2020 was $8.9 million and $6.4 million, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated amortization expense for intangibles for the second half of 2021 and for each of the next four years and thereafter is as follows:

(Dollars in Millions)
July - December 2021	$11.8
2022	22.9
2023	22.7
2024	22.3
2025	22.2
Thereafter	587.1
Total	$689.0
5.	Inventories, Net

	June 30,	December 31,
	2021	2020
	(Dollars in Millions)
Finished products	$676.7	$667.0
Products in process	30.2	37.1
Raw materials	61.4	35.3
Supplies and expendable parts	148.6	149.9
	916.9	889.3
Less: Allowances	(187.8)	(180.3)
Total	$729.1	$709.0

6.	Long-Term Debt

	June 30,	December 31,
	2021	2020
	(Dollars in Millions)
4.250% Senior Notes, due 2024	$397.9	$397.6
7% Debentures, due 2025	124.5	124.5
3.450% Senior Notes, due 2027	297.8	297.6
3.500% Senior Notes, due 2027	496.1	495.8
2.500% Senior Notes, due 2030	490.6	490.1
6.25% Senior Notes, due 2037	228.3	228.2
4.250% Senior Notes, due 2047	592.0	591.9
Trade Receivable Facility, interest rate of 1.09% at June 30, 2021	240.0	—
Other notes	0.1	0.1
Total debt	2,867.3	2,625.8
Less: Current maturities of long-term debt	(240.1)	—
Long-term debt	$2,627.2	$2,625.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility), which expires on September 22, 2021. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD. (New York Branch), and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined.  These receivables are originated by the Company and then sold by the Company to the wholly-owned special-purpose subsidiary.  The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary.  Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.85% for borrowings funded by conduit lenders and one-month LIBOR, plus 1.00%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders.  The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. There was $240 million outstanding under the Trade Receivable Facility at June 30, 2021, and no borrowings outstanding at December 31, 2020.

The Company has a $700 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, Deutsche Bank Securities, Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the lenders party thereto.  Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Revolving Facility at June 30, 2021 or December 31, 2020. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 3.75x.  Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced by the Company’s unrestricted cash and cash equivalents in excess of $50 million, such reduction not to exceed $200 million, for purposes of the covenant calculation.  The Company was in compliance with this covenant at June 30, 2021.

The Revolving Facility expires on December 5, 2024, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  The Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility at June 30, 2021 and December 31, 2020.
7.	Financial Instruments

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

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated total revenues in the three-month periods ended June 30, 2021 and 2020. The estimated fair values of accounts receivable approximate their carrying amounts due to the short-term nature of the accounts.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $2.87 billion and $3.22 billion, respectively, at June 30, 2021 and $2.63 billion and $3.08 billion, respectively, at December 31, 2020. The estimated fair value of the publicly-registered long-term notes was estimated based on Level 2 of the fair value hierarchy using quoted market prices. The estimated fair values of other borrowings approximate their carrying amounts as the interest rates reset periodically.
8.	Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves.  For the six months ended June 30, 2021, the effective income tax rate was 21.2%. For the six months ended June 30, 2020, the effective income tax rate of 20.2% reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

9.	Pension and Postretirement Benefits

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Service cost	$10.6	$10.4	$—	$—
Interest cost	8.3	9.8	0.1	0.1
Expected return on assets	(16.3)	(14.8)	—	—
Amortization of:
Prior service cost (credit)	0.3	0.2	(0.2)	(0.2)
Actuarial loss	2.8	3.2	—	—
Net periodic benefit cost (credit)	$5.7	$8.8	$(0.1)	$(0.1)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Pension		Postretirement Benefits
	Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Service cost	$23.0	$19.6	$—	$—
Interest cost	17.7	18.5	0.2	0.2
Expected return on assets	(35.1)	(28.6)	—	—
Amortization of:
Prior service cost (credit)	0.4	0.3	(0.4)	(0.4)
Actuarial loss (gain)	6.2	6.7	(0.1)	(0.1)
Net periodic benefit cost (credit)	$12.2	$16.5	$(0.3)	$(0.3)

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

Borrowing Arrangements with Affiliate

The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $5.8 million was outstanding as of June 30, 2021 and has a maturity date of March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan, due December 31, 2022, outstanding from this unconsolidated affiliate as of June 30, 2021 and December 31, 2020.  The interest rate is one-month LIBOR plus a current spread of 1.75%.

Letters of Credit

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements.  At June 30, 2021, the Company was contingently liable for $32.4 million in letters of credit, of which $2.6 million were issued under the Company’s Revolving Facility.
11.	Business Segments

The Building Materials business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties segment.  The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition-related expenses; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income taxes. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition-related expenses; and other nonrecurring income and expenses excluded from the Company’s evaluation of business segment performance and resource allocation. All long-term debt and related interest expense are held at Corporate.

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues, which represent sales from one segment to another segment and are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Total revenues:
East Group	$635.3	$534.5	$1,030.2	$916.5
West Group	666.8	682.5	1,183.4	1,193.1
Total Building Materials business	1,302.1	1,217.0	2,213.6	2,109.6
Magnesia Specialties	75.8	53.6	146.7	119.3
Total	$1,377.9	$1,270.6	$2,360.3	$2,228.9

Products and services revenues:
East Group	$596.5	$499.7	$969.1	$857.6
West Group	628.8	640.9	1,112.9	1,114.1
Total Building Materials business	1,225.3	1,140.6	2,082.0	1,971.7
Magnesia Specialties	70.0	48.9	135.2	108.8
Total	$1,295.3	$1,189.5	$2,217.2	$2,080.5

Earnings (Loss) from operations:
East Group	$197.8	$169.9	$259.5	$204.7
West Group	101.8	133.2	133.6	155.9
Total Building Materials business	299.6	303.1	393.1	360.6
Magnesia Specialties	23.1	13.2	46.7	34.9
Corporate	(15.2)	(9.9)	(33.0)	(31.3)
Total	$307.5	$306.4	$406.8	$364.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	June 30, 2021	December 31, 2020
Assets employed:	(Dollars in Millions)
East Group	$5,110.4	$4,342.5
West Group	5,395.9	5,355.5
Total Building Materials business	10,506.3	9,698.0
Magnesia Specialties	168.3	167.9
Corporate	548.5	714.9
Total	$11,223.1	$10,580.8

The increase in assets from December 31, 2020 to June 30, 2021 primarily relates to right-of-use assets for finance leases and the Tiller acquisition.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Revenues and Gross Profit

The Building Materials business includes the aggregates, cement, ready mixed concrete and asphalt and paving product lines. Cement and ready mixed concrete product lines and paving services reside only in the West Group. The following table, which is reconciled to consolidated amounts, provides total revenues and gross profit by product line.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services:
Aggregates	$801.8	$754.9	$1,374.4	$1,325.2
Cement	116.5	109.5	226.1	216.1
Ready mixed concrete	268.4	245.1	503.7	434.8
Asphalt and paving services	135.3	107.0	147.6	125.1
Less: interproduct revenues	(96.7)	(75.9)	(169.8)	(129.5)
Products and services	1,225.3	1,140.6	2,082.0	1,971.7
Freight	76.8	76.4	131.6	137.9
Total Building Materials business	1,302.1	1,217.0	2,213.6	2,109.6
Magnesia Specialties:
Products and services	70.0	48.9	135.2	108.8
Freight	5.8	4.7	11.5	10.5
Total Magnesia Specialties	75.8	53.6	146.7	119.3
Total	$1,377.9	$1,270.6	$2,360.3	$2,228.9

Gross profit (loss):
Building Materials business:
Products and services:
Aggregates	$273.0	$268.0	$394.7	$361.3
Cement	36.1	43.4	51.4	70.7
Ready mixed concrete	19.1	26.1	38.6	32.0
Asphalt and paving services	28.7	21.9	20.4	13.8
Products and services	356.9	359.4	505.1	477.8
Freight	0.7	(0.3)	0.5	(0.6)
Total Building Materials business	357.6	359.1	505.6	477.2
Magnesia Specialties:
Products and services	27.9	18.2	56.3	44.3
Freight	(0.9)	(1.3)	(1.9)	(2.2)
Total Magnesia Specialties	27.0	16.9	54.4	42.1
Corporate	0.5	4.5	(0.2)	3.6
Total	$385.1	$380.5	$559.8	$522.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in Millions)
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$158.8	$1.1
Accrued liabilities for purchases of property, plant and equipment	$29.5	$22.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$13.2	$18.0
Remeasurement of operating lease right-of-use assets	$(6.3)	$1.1

For the six months ended June 30, 2021, the right-of-use assets obtained in exchange for new finance lease liabilities balance was primarily attributable to the leases of the new corporate headquarters, production equipment and leases assumed as part of the Tiller acquisition.

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$53.6	$53.0
Cash paid for income taxes, net of refunds	$56.9	$4.7

During the six months ended June 30, 2021 and 2020, the Company received proceeds of $11.2 million and repaid $7.2 million of loans, respectively, related to its company-owned life insurance policies.  The proceeds and repayment, as applicable, are included in the Investments in life insurance contracts, net, in the investing activities of the consolidated statements of cash flows.
14.	Other Operating (Income) and Expenses, Net

Other operating (income) and expenses, net, for the three and six months ended June 30, 2021 included a gain on the sale of the Company’s corporate headquarters of $12.3 million.
15.	Other Nonoperating Income, Net

For the three and six months ended June 30, 2021, the increase in other nonoperating income, net, was primarily attributable to lower pension expense of $4.6 million and $7.8 million, respectively, compared with the prior-year periods. For the six months ended June 30, 2020, other nonoperating (income) and expenses, net, included $5.6 million of third-party railroad track maintenance expense.
16.	Pending Business Combination and Related Financing

On May 24, 2021, the Company announced a definitive agreement to acquire Lehigh West Region for $2.3 billion in cash. Lehigh West Region has a portfolio of 17 active aggregates quarries, two cement plants with related distribution terminals, and targeted downstream operations in California and Arizona. These operations will provide a new upstream, materials-led growth platform across several of the nation’s largest and fastest growing megaregions, solidifying the Company’s position as a leading coast-to-coast aggregates producer. The transaction is expected to close in the second half of 2021, subject to customary closing conditions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On July 2, 2021, the Company issued $700 million aggregate principal amount of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes), $900 million aggregate principal amount of 2.400% Senior Notes due 2031 (the 2.400% Senior Notes) and $900 million aggregate principal amount of 3.200% Senior Notes due 2051 (the 3.200% Senior Notes) and, together with the 0.650% Senior Notes and the 2.400% Senior Notes (the Senior Notes), pursuant to a base indenture, dated as of May 22, 2017 (the Base Indenture), as amended and supplemented from time to time, including by the Fourth Supplemental Indenture, dated as of July 2, 2021 and, together with the Base Indenture (the Indenture) between the Company and Regions Bank, as trustee, governing the Senior Notes. The Senior Notes are carried net of original issue discount, which will be amortized using the effective interest method over the lives of the issues. The Company intends to use the net proceeds of the 2.400% Senior Notes and the 3.200% Senior Notes to pay the consideration for the acquisition of Lehigh Hanson, Inc.’s West Region business (Lehigh West Region). The net proceeds of the 0.650% Senior Notes will be used for general corporate purposes, which may include funding acquisitions (including Lehigh West Region) or repaying indebtedness.  If (i) the Lehigh West Region acquisition is not consummated prior to March 31, 2022, (ii) the securities purchase agreement in respect of the acquisition is terminated at any time prior to March 31, 2022 (other than as a result of consummating the acquisition) or (iii) the Company publicly announces at any time prior to March 31, 2022 that it will no longer pursue the consummation of the acquisition, then the Company will be required to redeem all of the outstanding 2.400% Senior Notes and 3.200% Senior Notes pursuant to a special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the 2.400% Senior Notes and the 3.200% Senior Notes, respectively, plus accrued and unpaid interest to, but excluding, the date of such special mandatory redemption. The 0.650% Senior Notes will not be subject to the special mandatory redemption.

Prior to July 2, 2022 (the 2023 Par Call Date), the Company may redeem the 0.650% Senior Notes, at its option, at any time in whole or from time to time in part at a price equal to the greater of: (i) 100% of the principal amount of the 0.650% Senior Notes to be redeemed and (ii) the sum of the present values of the principal amount of the 0.650% Senior Notes to be redeemed and the remaining scheduled payments of interest thereon after the date of optional redemption (a 2023 Optional Redemption Date) through the 2023 Par Call Date (assuming, for this purpose, that the 0.650% Senior Notes are scheduled to mature on the 2023 Par Call Date), excluding interest, if any, accrued thereon to such 2023 Optional Redemption Date, discounted to such 2023 Optional Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 10 basis points (or 0.100%) plus, in each case, unpaid interest, if any, accrued thereon to, but excluding, such 2023 Optional Redemption Date. On or after the 2023 Par Call Date and prior to maturity, the Company may redeem the 0.650% Senior Notes at any time in whole or from time to time in part at a price equal to 100% of the principal amount of the 0.650% Senior Notes, at its option, to be redeemed, plus unpaid interest, if any, accrued thereon to, but excluding, the 2023 Optional Redemption Date.

Prior to April 15, 2031 (the 2031 Par Call Date), the Company may redeem the 2.400% Senior Notes, at its option, at any time in whole or from time to time in part at a price equal to the greater of: (i) 100% of the principal amount of the 2.400% Senior Notes to be redeemed and (ii) the sum of the present values of the principal amount of the 2.400% Senior Notes to be redeemed and the remaining scheduled payments of interest thereon after the date of optional redemption (a 2031 Optional Redemption Date) through the 2031 Par Call Date (assuming, for this purpose, that the 2.400% Senior Notes are scheduled to mature on the 2031 Par Call Date), excluding interest, if any, accrued thereon to such 2031 Optional Redemption Date, discounted to such 2031 Optional Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 15 basis points (or 0.150%) plus, in each case, unpaid interest, if any, accrued thereon to, but

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

excluding, such 2031 Optional Redemption Date. On or after the 2031 Par Call Date and prior to maturity, the Company may redeem the 2.400% Senior Notes at any time in whole or from time to time in part at a price equal to 100% of the principal amount of the 2.400% Senior Notes, at its option, to be redeemed, plus unpaid interest, if any, accrued thereon to, but excluding, the 2031 Optional Redemption Date.

Prior to January 15, 2051 (the 2051 Par Call Date), the Company may redeem the 3.200% Senior Notes, at its option, at any time in whole or from time to time in part at a price equal to the greater of: (i) 100% of the principal amount of the 3.200% Senior Notes to be redeemed and (ii) the sum of the present values of the principal amount of the 3.200% Senior Notes to be redeemed and the remaining scheduled payments of interest thereon after the date of optional redemption (a 2051 Optional Redemption Date) through the 2051 Par Call Date (assuming, for this purpose, that the 3.200% Senior Notes are scheduled to mature on the 2051 Par Call Date), excluding interest, if any, accrued thereon to such 2051 Optional Redemption Date, discounted to such 2051 Optional Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture) plus 20 basis points (or 0.200%) plus, in each case, unpaid interest, if any, accrued thereon to, but excluding, such 2051 Optional Redemption Date. On or after the 2051 Par Call Date and prior to maturity, the Company may redeem the 3.200% Senior Notes at any time in whole or from time to time in part at a price equal to 100% of the principal amount of the 3.200% Senior Notes, at its option, to be redeemed, plus unpaid interest, if any, accrued thereon to, but excluding, the 2051 Optional Redemption Date.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 310 quarries, mines and distribution yards in 26 states, Canada and The Bahamas.  In the southwestern and western United States, Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position. The Company also provides asphalt in Minnesota, subsequent to a business combination in the quarter ended June 30, 2021. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes two reportable segments: the East Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa,
Kansas, Kentucky, Maryland,
Minnesota, Missouri, eastern Nebraska,
North Carolina, Ohio, Pennsylvania,
South Carolina, Tennessee, Virginia,
West Virginia, Nova Scotia and The Bahamas

Arkansas, Colorado, Louisiana, western Nebraska, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates and Asphalt	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving

Facility Types	Quarries, Mines, Plants and Distribution Facilities	Quarries, Mines, Plants and Distribution Facilities

Modes of Transportation	Truck, Railcar and Ship	Truck and Railcar

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2020. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2021.

RESULTS OF OPERATIONS

Earnings before interest; income taxes; depreciation, depletion and amortization; the earnings/loss from nonconsolidated equity affiliates; acquisition-related expenses; and the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by accounting principles generally accepted in the United States and, as such, should not be construed as an alternative to net earnings, earnings from operations or cash provided by operating activities. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance and is a measure used by management to evaluate the Company’s performance. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable with similarly titled measures of other companies.

A reconciliation of net earnings attributable to Martin Marietta to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Millions)
Net Earnings Attributable to Martin Marietta	$225.8	$217.6	$291.1	$243.5
Add back:
Interest expense, net of interest income	28.2	31.0	55.5	60.7
Income tax expense for controlling interests	62.2	61.4	78.1	61.5
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	106.1	97.0	201.9	190.3
Acquisition-related expenses	9.3	—	10.6	—
Impact of selling acquired inventory after markup to fair value as a part of acquisition accounting	7.6	—	7.6	—
Adjusted EBITDA	$439.2	$407.0	$644.8	$556.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
West Group - Aggregates:
Reported average selling price	$14.03	$13.93	$13.93	$13.75
Adjustment for unfavorable impact of product, geographic and other mix	0.24		0.18
Mix-adjusted ASP	$14.27		$14.11

Reported average selling price variance	0.7%		1.3%
Mix-adjusted ASP variance	2.4%		2.6%

Cement:
Reported average selling price	$122.11	$114.34	$118.80	$114.06
Adjustment for favorable impact of product, geographic and other mix	(2.97)		(1.30)
Mix-adjusted ASP	$119.14		$117.50

Reported average selling price variance	6.8%		4.2%
Mix-adjusted ASP variance	4.2%		3.0%

Quarter Ended June 30, 2021

Financial highlights for the quarter ended June 30, 2021 (unless noted, all comparisons are versus the prior-year quarter):

♦	Consolidated total revenues of $1.38 billion compared with $1.27 billion
♦	Building Materials business products and services revenues of $1.23 billion compared with $1.14 billion
♦	Magnesia Specialties products revenues of $70.0 million compared with $48.9 million
♦	Consolidated gross profit of $385.1 million compared with $380.5 million
♦	Consolidated earnings from operations of $307.5 million compared with $306.4 million
♦	Net earnings attributable to Martin Marietta of $225.8 million compared with $217.6 million
♦	Adjusted EBITDA of $439.2 million compared with $407.0 million
♦	Earnings per diluted share of $3.61 compared with $3.49

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the three months ended June 30, 2021 and 2020. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended June 30,
	2021	2020
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$554.2	$499.7
Asphalt	47.1	—
Less: Interproduct revenues	(4.8)	—
East Group Total	596.5	499.7
West Group
Aggregates	247.6	255.2
Cement	116.5	109.5
Ready mixed concrete	268.4	245.1
Asphalt and paving	88.2	107.0
Less: Interproduct revenues	(91.9)	(75.9)
West Group Total	628.8	640.9
Products and services	1,225.3	1,140.6
Freight	76.8	76.4
Total Building Materials business	1,302.1	1,217.0
Magnesia Specialties:
Products	70.0	48.9
Freight	5.8	4.7
Total Magnesia Specialties	75.8	53.6
Total	$1,377.9	$1,270.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Products and services
East Group
Aggregates	$212.2	38.3	$194.0	38.8
Asphalt	11.8	25.0	—	—
East Group Total	224.0	37.5	194.0	38.8
West Group
Aggregates	60.8	24.6	74.0	29.0
Cement	36.1	31.0	43.4	39.7
Ready mixed concrete	19.1	7.1	26.1	10.6
Asphalt and paving	16.9	19.2	21.9	20.4
West Group Total	132.9	21.1	165.4	25.8
Products and services	356.9	29.1	359.4	31.5
Freight	0.7		(0.3)
Total Building Materials business	357.6	27.5	359.1	29.5
Magnesia Specialties:
Products	27.9	39.9	18.2	37.3
Freight	(0.9)		(1.3)
Total Magnesia Specialties	27.0	35.6	16.9	31.5
Corporate	0.5		4.5
Total	$385.1	27.9	$380.5	29.9

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, quarter ended June 30, 2020	$268.0
Volume	17.2
Pricing	22.1
Operational performance (1)	(34.3)
Change in aggregates products gross profit	5.0
Aggregates products gross profit, quarter ended June 30, 2021	$273.0
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$26.3		$24.4
West Group	33.6		32.7
Total Building Materials business	59.9		57.1
Magnesia Specialties	3.7		3.4
Corporate	18.8		10.7
Total	$82.4	6.0	$71.2	5.6

Earnings (Loss) from operations:
Building Materials business:
East Group	$197.8		$169.9
West Group	101.8		133.2
Total Building Materials business	299.6		303.1
Magnesia Specialties	23.1		13.2
Corporate	(15.2)		(9.9)
Total	$307.5	22.3	$306.4	24.1

Building Materials Business

The following tables present aggregates volume and pricing variance data and shipments data by segment:

	Three Months Ended
	June 30, 2021
	Volume	Pricing
Volume/Pricing variance(1)
East Group	7.0%	3.6%
West Group	(3.6%)	0.7%
Total aggregates operations(2)	3.3%	2.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended
	June 30,
	2021	2020
	(Tons in Millions)
Shipments
East Group	35.4	33.0
West Group	17.5	18.2
Total aggregates operations(2)	52.9	51.2

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

The following table presents shipments data for the Building Materials business by product line:

	Three Months Ended
	June 30,
	2021	2020	% Change
Shipments
Aggregates (in millions):
Tons to external customers	48.8	47.9
Internal tons used in other product lines	4.1	3.3
Total aggregates tons	52.9	51.2	3.3%

Cement (in millions):
Tons to external customers	0.5	0.7
Internal tons used in ready mixed concrete	0.4	0.3
Total cement tons	0.9	1.0	(1.9%)

Ready Mixed Concrete (in millions of cubic yards)	2.3	2.2	8.2%

Asphalt (in millions):
Tons to external customers	1.2	0.2
Internal tons used in paving business	0.6	0.9
Total asphalt tons	1.8	1.1	67.6%

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended
	June 30,
	2021	2020	% Change
Aggregates (per ton)	$15.07	$14.66	2.9%
Cement (per ton)	$122.11	$114.34	6.8%
Ready Mixed Concrete (per cubic yard)	$114.27	$112.89	1.2%
Asphalt (per ton)	$48.83	$46.54	4.9%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market declined, primarily driven by weather-related project delays in key geographies and the timing of projects. The infrastructure market accounted for 34% of second-quarter aggregates shipments.

Aggregates shipments to the nonresidential market increased 17%, driven by robust demand in heavy industrial projects of scale, across our geographic footprint.  The nonresidential market represented 36% of second-quarter aggregates shipments.

Aggregates shipments to the residential market increased 8%. Low available resale inventory and underbuilt conditions continue to drive robust residential construction activity. The residential market accounted for 25% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter aggregates shipments. Volumes to this end use decreased, driven by lower ballast shipments to the Class I western railroads.

Building Materials Business Product Lines

Second-quarter aggregates shipments and pricing increased 3.3% and 2.9%, respectively, compared with prior-year quarter. Organic aggregates shipments and pricing increased 1.5% and 3.4%, respectively.  East Group shipments increased 7.0% reflecting strong construction activity in the Carolinas, Georgia, Florida and Maryland across all three primary end-use markets, coupled with incremental volumes from the Tiller operations, which more than offset the weather-induced project delays in the Midwest. Pricing increased 3.6% in the East Group, reflecting favorable geographic mix.  West Group shipments decreased 3.6%, despite robust underlying demand, due to significant rainfall in both Texas and Colorado. West Group’s pricing increased 0.7%, reflecting a lower percentage of higher-priced commercial rail-shipped volumes. Pricing in the West Group increased 2.4% on a mix-adjusted basis. Aggregates product gross margin decreased 150 basis points to 34.0%, driven by higher diesel costs of $12.2 million and a $6.1 million increase in cost of revenues from the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting.

Cement pricing improved 6.8%, or 4.2% on a mix-adjusted basis, following annual price increases that went into effect April 1, 2021. Cement shipments decreased 1.9% despite robust demand and construction activity throughout the Texas Triangle, due to extreme precipitation from late April through mid-June. Product gross margin declined 870 basis points to 31.0%, driven by the timing of planned outages at the Hunter plant as well as higher energy and raw materials costs.

Ready mixed concrete shipments increased 8.2%, or 2.3% organically, driven by incremental volume from large projects and operations acquired in August 2020. This growth more than offset weather-related shipment declines. Pricing increased 1.2% in second quarter 2021 compared with second quarter 2020, reflecting geographic mix from a lower percentage of higher-priced Colorado shipments. Product gross margin decreased 350 basis points to 7.1%, driven primarily by higher raw material and diesel costs.  Asphalt shipments increased 67.6% as incremental volume from the acquired Tiller operations more than offset weather-related shipment declines in Colorado.  Pricing increased 4.9% due to price increases in Colorado as well as mix impact from higher priced Tiller asphalt sales, both contributing to asphalt and paving products and services gross margin improvement of 80 basis points.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Magnesia Specialties Business

Magnesia Specialties second-quarter product revenues increased 43.2% to $70.0 million, reflecting improved demand for chemicals and lime products compared with a COVID-19-challenged prior year. Product gross profit was $27.9 million compared with $18.2 million. Product gross margin increased 260 basis points to 39.9% on strong volume increases. Second-quarter earnings from operations were $23.1 million in 2021 compared with $13.2 million in 2020.

Consolidated Operating Results

Consolidated SG&A for second quarter 2021 was 6.0% of total revenues compared with 5.6% in the prior-year quarter. During second-quarter 2021, the Company incurred $0.7 million in COVID-19-related expenses versus $3.4 million in the prior-year quarter for enhanced personal protective equipment, as well as cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. The Company incurred acquisition-related expenses of $9.3 million in the quarter ended June 30, 2021. Earnings from operations for the quarter were $307.5 million in 2021 compared with $306.4 million in 2020.

Among other items, other operating (income) and expenses, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating (income) and expenses, net, was income of $14.1 million in 2021 and expense of $2.4 million in 2020. The 2021 income primarily reflects gain on the sale of the former corporate headquarters.

Other nonoperating (income) and expenses, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates and other miscellaneous income and expenses.  For the second quarter, other nonoperating income, net, was $8.7 million and $3.8 million in 2021 and 2020, respectively. The 2021 amount reflected lower pension expense of $4.6 million.

Six Months Ended June 30, 2021

Financial highlights for the six months ended June 30, 2021 (unless noted, all comparisons are versus the prior-year period):

♦	Consolidated total revenues of $2.36 billion compared with $2.23 billion
♦	Building Materials business products and services revenues of $2.08 billion compared with $1.97 billion
♦	Consolidated gross profit of $559.8 million compared with $522.9 million
♦	Consolidated earnings from operations of $406.8 million compared with $364.2 million
♦	Net earnings attributable to Martin Marietta of $291.1 million compared with $243.5 million
♦	Adjusted EBITDA of $644.8 million compared with $556.0 million
♦	Earnings per diluted share of $4.65 compared with $3.90

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues, gross profit (loss), SG&A expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for the six months ended June 30, 2021 and 2020. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. Prior-year segment information has been reclassified to conform to the operations and management reporting structure change effective July 1, 2020 (see Note 1 to financial statements).

	Six Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$926.8		$857.6
Asphalt	47.1		—
Less: Interproduct revenues	(4.8)		—
East Group Total	969.1		857.6
West Group
Aggregates	447.6		467.6
Cement	226.1		216.1
Ready mixed concrete	503.7		434.8
Asphalt and paving	100.5		125.1
Less: Interproduct revenues	(165.0)		(129.5)
West Group Total	1,112.9		1,114.1
Products and services	2,082.0		1,971.7
Freight	131.6		137.9
Total Building Materials business	2,213.6		2,109.6
Magnesia Specialties:
Products	135.2		108.8
Freight	11.5		10.5
Total Magnesia Specialties	146.7		119.3
Total	$2,360.3		$2,228.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Products and services
East Group
Aggregates	$298.6	32.2	$253.9	29.6
Asphalt	11.8	25.0	—	—
East Group Total	310.4	32.0	253.9	29.6
West Group
Aggregates	96.1	21.5	107.4	23.0
Cement	51.4	22.7	70.7	32.7
Ready mixed concrete	38.6	7.7	32.0	7.4
Asphalt and paving	8.6	8.6	13.8	11.1
West Group Total	194.7	17.5	223.9	20.1
Products and services	505.1	24.3	477.8	24.2
Freight	0.5		(0.6)
Total Building Materials business	505.6	22.8	477.2	22.6
Magnesia Specialties:
Products	56.3	41.7	44.3	40.7
Freight	(1.9)		(2.2)
Total Magnesia Specialties	54.4	37.1	42.1	35.3
Corporate	(0.2)		3.6
Total	$559.8	23.7	$522.9	23.5

Aggregates Products Gross Profit Rollforward

The following presents a rollforward of aggregates products gross profit (dollars in millions):

Aggregates products gross profit, six months ended June 30, 2020	$361.3

Aggregates products:
Volume	10.3
Pricing	40.9
Operational performance (1)	(17.8)
Change in aggregates products gross profit	33.4
Aggregates products gross profit, six months ended June 30, 2021	$394.7
(1)	Inclusive of cost increases/decreases, product and geographic mix and other operating impacts

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30,
	2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$50.5		$49.2
West Group	66.9		66.0
Total Building Materials business	117.4		115.2
Magnesia Specialties	7.4		6.9
Corporate	37.4		27.8
Total	$162.2	6.9	$149.9	6.7

Earnings (Loss) from operations:
Building Materials business:
East Group	$259.5		$204.7
West Group	133.6		155.9
Total Building Materials business	393.1		360.6
Magnesia Specialties	46.7		34.9
Corporate	(33.0)		(31.3)
Total	$406.8	17.2	$364.2	16.3

Building Materials Business

The following tables present aggregates volume and pricing variance data and shipments data by segment:

	Six Months Ended
	June 30, 2021
	Volume	Pricing
Volume/Pricing variance(1)
East Group	4.2%	3.6%
West Group	(5.5%)	1.3%
Total aggregates operations(2)	0.6%	3.1%
Organic aggregates operations	(0.4%)	3.4%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended
	June 30,
	2021	2020
	(Tons in Millions)
Shipments
East Group	58.1	55.7
West Group	31.9	33.8
Total aggregates operations(2)	90.0	89.5

(1) Volume/pricing variances reflect the percentage increase/(decrease) from the comparable period in the prior year.

(2) Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

The following table presents shipments data for the Building Materials business by product line:

	Six Months Ended
	June 30,
	2021	2020	% Change
Shipments
Aggregates (in millions):
Tons to external customers	83.3	83.9
Internal tons used in other product lines	6.7	5.6
Total aggregates tons	90.0	89.5	0.6%

Cement (in millions):
Tons to external customers	1.2	1.3
Internal tons used in ready mixed concrete	0.7	0.6
Total cement tons	1.9	1.9	(0.8%)

Ready Mixed Concrete (in millions of cubic yards)	4.4	3.8	16.1%

Asphalt (in millions):
Tons to external customers	1.3	0.3
Internal tons used in paving business	0.6	1.0
Total asphalt tons	1.9	1.3	53.1%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The average selling price by product line for the Building Materials business is as follows:

	Six Months Ended
	June 30,
	2021	2020	% Change
Aggregates (per ton)	$15.17	$14.72	3.1%
Cement (per ton)	$118.80	$114.06	4.2%
Ready Mixed Concrete (per cubic yard)	$113.25	$113.53	(0.2%)
Asphalt (per ton)	$48.85	$46.38	5.3%

Aggregates Product Line End-Use Markets

For the six months ended June 30, 2021, aggregates shipments to the infrastructure market accounted for 33% of aggregates volumes and declined 8% compared to the prior-year period, primarily attributable to weather-impacted project delays and timing of projects.

Aggregates shipments to the nonresidential market increased 9%, driven by robust warehouse and data center activity. The nonresidential market represented 36% of year-to-date aggregates shipments.

Aggregates shipments to the residential market increased 8%, reflecting sustained robust housing demand. The residential market accounted for 26% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date aggregates shipments. Volumes to this end use decreased 20%, driven by lower ballast shipments to Class I railroads.

Building Materials Business Product Lines

For the six months ended June 30, 2021, aggregates shipments increased 0.6%, reflecting strong construction activity in the Carolinas, Georgia, Florida and Maryland, offset by weather-induced delays in the Midwest, Texas and Colorado.  Pricing increased 3.1% compared with the prior-year period which led to a 140-basis-point improvement in aggregates product gross margin to 28.7%. Aggregates shipments declined 0.4% and pricing increased 3.4% on an organic basis.

For the six months ended June 30, 2021, cement pricing increased 4.2% and shipments decreased 0.8% compared with the prior-year period. On a mix-adjusted basis, pricing increased 3.0%.  Higher kiln maintenance costs, storm-related incremental costs and inefficiencies caused by weather-related shut downs coupled with an increase in energy and raw material costs contributed to a decline in cement product gross margin to 22.7%.

Ready mixed concrete shipments increased 16.1%, or 9.6% organically, driven by incremental volume from large projects and operations acquired in August 2020, partially offset by weather-related delays. Ready mixed concrete pricing for the six months ended June 30, 2021 decreased 0.2%, reflecting a lower percentage of shipments from Colorado, which carry higher average selling prices. Asphalt shipments improved 53.1% compared with the prior-year period, attributable to incremental volumes from the acquired Tiller operations. Asphalt pricing increased 5.3% reflecting increased pricing and favorable mix impact from Tiller operations.

Magnesia Specialties Business

For the six months ended June 30, 2021, Magnesia Specialties reported product revenues of $135.2 million compared with $108.8 million for the prior-year period.  Lower lime and periclase shipments to the steel industry due to COVID-19-induced shutdowns of domestic auto manufacturers in the prior year resulted in lower revenues for 2020. Product gross profit was $56.3 million compared with $44.3 million, primarily driven by higher volumes and revenues. Product line

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

gross margin for the six months ended June 30, 2021, was 41.7%, a 100-basis-point increase versus the prior-year period. Earnings from operations were $46.7 million compared with $34.9 million.

Consolidated Operating Results

For the six months ended June 30, 2021, consolidated SG&A was 6.9% of total revenues compared with 6.7% in 2020. During the first six months of 2021, the Company incurred $1.7 million in COVID-19-related expenses compared with $3.5 million in the prior-year period for enhanced cleaning and sanitizing protocols across the Company’s operations, which are recorded in SG&A. The Company incurred $10.6 million of acquisition-related expenses for the six months ended June 30, 2021. Earnings from operations for the six months ended June 30 were $406.8 million in 2021 compared with $364.2 million in 2020.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the six months ended June 30, consolidated other operating income, net, was income of $19.8 million and expense of $8.0 million in 2021 and 2020, respectively. The 2021 amount is primarily attributable to the gains on the sales of several properties of $16.5 million. The 2020 amount reflected higher credit loss expenses and increased asset reclamation costs.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost, excluding service cost; foreign currency transaction gains and losses; equity in earnings or losses of nonconsolidated affiliates and other miscellaneous income. For the six months ended June 30, other nonoperating income, net, was $18.2 million in 2021 and $1.9 million in 2020. The 2021 amount reflected lower pension expense of $7.8 million compared with the prior year. The 2020 amount included an expense of $5.6 million to finance third-party railroad track maintenance.

Income Tax Expense

For the six months ended June 30, 2021, the effective income tax rate was 21.2%. For the six months ended June 30, 2020, the effective income tax rate of 20.2% reflected a $6.9 million discrete benefit from financing third-party railroad track maintenance. In exchange, the Company received a federal income tax credit and deduction.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2021 and 2020 was $441.2 million and $373.2 million, respectively.  Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital.  Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in Millions)
Depreciation	$172.4	$167.0
Depletion	17.5	16.4
Amortization	16.6	10.0
Total	$206.5	$193.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2020 net cash provided by operating activities was $1.05 billion.

During the six months ended June 30, 2021 and 2020, the Company paid $213.0 million and $175.7 million, respectively, for capital investments.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company did not repurchase any shares of common stock during the first six months of 2021.  At June 30, 2021, 13,520,952 shares of common stock were remaining under the Company’s repurchase authorization.

On April 30, 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul region, one of the largest and fastest growing midwestern metropolitan areas. The acquired operations complement the Company’s existing Central Division’s product offerings in the surrounding areas.  The Company financed the acquisition using available cash and borrowings under its credit facilities.

On July 2, 2021, the Company issued $700 million aggregate principal amount of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes), $900 million aggregate principal amount of 2.400% Senior Notes due 2031 (the 2.400% Senior Notes) and $900 million aggregate principal amount of 3.200% Senior Notes due 2051 (the 3.200% Senior Notes) and, together with the 0.650% Senior Notes and the 2.400% Senior Notes (the Senior Notes). The Company intends to use the net proceeds of the 2.400% Senior Notes and the 3.200% Senior Notes to pay the consideration for the acquisition of Lehigh Hanson, Inc.’s West Region business (Lehigh West Region). The net proceeds of the 0.650% Senior Notes will be used for general corporate purposes, which may include funding acquisitions (including Lehigh West Region) or repaying indebtedness.  If (i) the Lehigh West Region acquisition is not consummated prior to March 31, 2022, (ii) the securities purchase agreement in respect of the acquisition is terminated at any time prior to March 31, 2022 (other than as a result of consummating the acquisition) or (iii) the Company publicly announces at any time prior to March 31, 2022 that it will no longer pursue the consummation of the acquisition, then the Company will be required to redeem all of the outstanding 2.400% Senior Notes and 3.200% Senior Notes pursuant to a special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the 2.400% Senior Notes and the 3.200% Senior Notes, respectively, plus accrued and unpaid interest to, but excluding, the date of such special mandatory redemption. The 0.650% Senior Notes will not be subject to the special mandatory redemption. See Note 6 for further information regarding the Senior Notes.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility), which expires on September 22, 2021. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Management intends to renew the Trade Receivable Facility beyond September 22, 2021.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

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

At June 30, 2021, the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, for the trailing-twelve months was 1.95 times and was calculated as follows:

July 1, 2020 to
June 30, 2021
(Dollars in Millions)
Earnings from continuing operations attributable to Martin Marietta	$768.5
Add back:
Interest expense	112.7
Income tax expense	184.7
Depreciation, depletion and amortization expense	402.8
Stock-based compensation expense	31.1
Acquisition-related expenses	18.2
EBITDA related to acquired operations (Pre-acquisition July 1, 2020 to April 30, 2021)(1)	34.6
Deduct:
Interest income	(0.2)
Consolidated EBITDA, as defined by the Company’s Revolving Facility	$1,552.4
Consolidated net debt, as defined and including debt for which the Company is a co-borrower, at June 30, 2021	$3,027.6
Consolidated net debt-to-consolidated EBITDA, as defined by the Company’s Revolving Facility, at June 30, 2021 for the trailing-twelve months EBITDA	1.95 times

(1) Inclusive of one-time, non-recurring and transaction-related expenses.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.  There was $240 million outstanding under the Trade Receivable Facility and no borrowings under the Revolving Facility as of June 30, 2021.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future.  At June 30, 2021, the Company had $857.4 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant.  Historically, the Company has

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

successfully extended the maturity dates of these credit facilities.  Further, as of June 30, 2021, the Company does not have any publicly-traded debt that matures prior to 2023.

As of June 30, 2021, the Company had restricted cash of $17.2 million for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031) available to use until November 22, 2021.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020 and provided liquidity support for businesses. Through the CARES Act, the Company deferred payment of $27.6 million, representing the 6.2% employer share of Social Security taxes for the period from March 27, 2020 through December 31, 2020.  Half of the deferred obligation will be due December 31, 2021 and the remaining half will be due December 31, 2022.  There will be no interest assessed on amounts deferred.

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

The Company’s outlook is subject to various risks and uncertainties, and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q (including the outlook) include, but are not limited to: the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans; fluctuations in COVID-19 cases in the United States and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impact of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions; the duration, impact and severity of the impact of the COVID-19 pandemic on the Company, including the markets in which the Company does business, its suppliers, customers or other business partners as well as

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

the Company’s employees; the economic impact of government responses to the pandemic; the performance of the United States economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities imposed to prevent further outbreak of COVID-19; shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Georgia, Iowa, Florida, Minnesota and Maryland; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending, particularly in Texas; increasing residential mortgage interest rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; whether the Company’s operations will continue to be treated as “essential” operations under applicable government orders restricting business activities imposed to prevent further outbreak of COVID-19 or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of the Company’s operations to be halted for some period of time; the volatility of fuel costs, particularly diesel fuel, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments (leading to reduced profit margins when compared with aggregates moved by truck); availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including the Magnesia Specialties business; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

Telephone: (919) 783-4691

Website address: www.martinmarietta.com

Information included on the Company’s website is not incorporated into, or otherwise creates a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic continues to impact the global and domestic economy.  The Company’s operations have to date been considered “essential” operations under applicable governmental orders that restrict activities in an effort to prevent further outbreak of COVID-19. As such, the Company is conducting business with certain modifications, including engaging medical experts to screen those who may have had COVID-19 exposure before allowing access to sites; enhancing the cleaning and disinfection of equipment and common areas, including engaging third-party specialists to disinfect work spaces; and issuing a quarantine policy requiring employees with COVID-19 symptoms to stay home for at least 10 days, among other things.  The Company continues to actively monitor the situation and may take further actions that alter its business operations including any that may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, suppliers, vendors, communities and other stakeholders.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working trends are reducing miles driven, which is having a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 62% of aggregates shipments for the six months ended June 30, 2021, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

The Company’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or higher borrowing costs.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates.

Variable-Rate Borrowing Facilities. At June 30, 2021, the Company had a $700 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on borrowings of $240 million, which was the collective outstanding balance at June 30, 2021, would increase interest expense by $2.4 million on an annual basis.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, discount rates were approximately 30 basis points higher than the rate selected as of December 31, 2020, the most recent measurement date. Unless an event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2021.  Changes in the discount rate and pension asset values will impact 2022 pension expense.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and liquid asphalt, represent significant production costs of the Company.  The cement operations and Magnesia Specialties business have fixed price agreements covering a majority of their 2021 coal requirements.  Energy expense for the six months ended June 30, 2021 increased approximately 19% compared with the prior-year period, due to increased natural gas, diesel, electricity and gasoline costs in 2021; however, any future energy prices cannot be reliably predicted.  A hypothetical price change of 19% would change full year 2021 energy expense by $44 million as compared with 2020, assuming constant volumes.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

(Continued)

Commodity Risk. Cement is a commodity, and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Assuming full- year 2020 cement product revenues of $453 million, a hypothetical 10% change in sales price would impact cement product revenues by $45.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2021 - April 30, 2021	—	$—	—	13,520,952
May 1, 2021 - May 31, 2021	—	$—	—	13,520,952
June 1, 2021 - June 30, 2021	—	$—	—	13,520,952
Total	—		—

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2021

PART II- OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

2.1

Securities Purchase Agreement, dated as of May 23, 2021, by and among Martin Marietta Materials, Inc., Lehigh Cement Company LLC, HMBA Holdings LLC and Lehigh Southwest Cement Company (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on May 25, 2021 (Commission File No. 1-12744))

10.1	Martin Marietta Materials, Inc. Incentive Stock Plan, As Amended[1]

31.01	Certification dated July 29, 2021 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 29, 2021 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 29, 2021 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 29, 2021 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

1 Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 29, 2021	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer