Form 10-K
period 2021-12-31
MARTIN MARIETTA MATERIALS INC
filed 2022-02-22
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-12744

MARTIN MARIETTA MATERIALS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1848578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4123 Parklake Avenue, Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)

(919) 781-4550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	MLM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,487,944,698 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 15, 2022
Common Stock, $.01 par value per share	62,394,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2022 (Proxy Statement)	Part III

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Raleigh, North Carolina, United States

Part I  ♦  Item 1 – Business

PART I

ITEM 1 – BUSINESS

General

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company.  The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas.  In 2021, the aggregates product gross profit accounted for 67% of the Company’s consolidated total product and services gross profit.  Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in markets that are naturally vertically integrated and where the Company has a leading aggregates position.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects.  Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast.  The aggregates, cement, ready mixed concrete and asphalt and paving operations are reported collectively as the “Building Materials business”.  The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio.  The Magnesia Specialties business produces magnesia-based chemical products that are used in industrial, agricultural and environmental applications.  It also produces dolomitic lime sold primarily to customers for steel production and land stabilization.  Magnesia Specialties’ products are shipped to customers domestically and worldwide.

On October 1, 2021, the Company acquired the Lehigh Hanson West Region business (Lehigh West Region) for $2.28 billion in cash. The acquisition included a portfolio of 17 active aggregates quarries, two cement plants with related distribution terminals, and targeted downstream operations in California, Arizona, Nevada and Oregon. These operations provided a new upstream, materials-led growth platform across several of the nation’s largest megaregions in California and Arizona, solidifying the Company’s position as a leading coast-to-coast aggregates producer. The acquired cement plants, distribution terminals and California ready mixed concrete operations are classified as assets held for sale and discontinued operations as of December 31, 2021.  The Lehigh West Region business is reported in the Company’s West Group.

On July 30, 2021, the Company acquired assets of Southern Crushed Concrete (SCC). SCC is a leading producer of recycled concrete in the Houston area, one of the country’s largest aggregates markets. Recycled concrete is principally used as a base aggregates product in infrastructure, commercial and residential construction applications.  SCC is reported in the Company’s West Group.

On April 30, 2021, the Company completed its acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul area, a large and fast-growing midwestern metropolitan area. The Tiller acquisition complements the Company’s existing product offerings in the surrounding areas.  Additionally, Tiller sells asphalt solely as a materials provider and does not offer paving or other associated services. Tiller is reported in the Company’s East Group.

FOR FURTHER INFORMATION WITH RESPECT TO THE DEVELOPMENT OF THE COMPANY’S BUSINESS PRIOR TO 2021, SEE THE INFORMATION APPEARING UNDER THE HEADING “GENERAL” INCLUDED IN PART I, ITEM 1 OF THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019, WHICH INFORMATION IS INCORPORATED BY REFERENCE.

Business Segment Information

The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group provides aggregates and asphalt products only. The West Group provides aggregates, cement and downstream products. The ten largest revenue-generating states accounted for 84% of the Building Materials business total revenues in 2021: Texas, Colorado, North Carolina, Georgia, Minnesota, Iowa, Florida, South Carolina, Indiana and Maryland. The Company’s Magnesia Specialties business is reported as a separate segment, which includes its magnesia-based chemicals and dolomitic lime businesses.  For more information on the organization and geographic area of the Company’s business segments, see “Note A: Accounting Policies” and “Note P: Segments” of the “Notes to Financial Statements” of the Company’s consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (this Form 10-K), which information is incorporated by reference.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 1

Part I  ♦  Item 1 – Business

geographic, employment and population dynamics. The heavy-side construction business is conducted outdoors, as are much of the Building Materials business’s operations. Therefore, erratic weather patterns, seasonal changes, and other weather-related conditions, including precipitation, flooding, hurricanes, snowstorms, extreme temperatures, wildfires, earthquakes and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability.  Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation.

The Building Materials business markets its products primarily to the construction industry, with 34% of its 2021 organic aggregates shipments sold to contractors in connection with highway and other public infrastructure projects and the balance of its organic shipments sold primarily to contractors for nonresidential and residential construction projects. The Company also believes exposure to fluctuations in nonresidential and residential, or private-sector, construction spending is lessened by the business’ mix of public sector-related shipments.

Funding of public infrastructure, historically the Company’s largest end-use market, is discussed in greater detail under “Building Materials Business’ Key Considerations—Public Infrastructure” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ of this Form 10-K.

The Building Materials business covers a wide geographic area.  The five largest revenue-generating states, determined by state of destination, (Texas, Colorado, North Carolina, Georgia and Minnesota) accounted for 68% of the Building Materials business’ total revenues by state of destination in 2021.  The Building Materials business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time. In 2020, the coronavirus (COVID-19) pandemic impacted the global economy.  The Company, being considered an essential business, continued to operate but experienced a modest decline in aggregates shipments in 2020 due to a slowdown in overall construction activity and only modest growth in organic aggregates shipments in 2021.

Aggregates

Aggregates, consisting of crushed stone, sand and gravel, are an engineered, granular material that is manufactured to specific sizes, grades and chemistry for use primarily in construction applications.  The Company’s operations consist primarily of open pit quarries; however, the Company is the largest operator of underground aggregates mines in the United States, with 14 active underground mines located in the East Group.

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States.  As a general rule, the distance covered by truck shipments from an individual quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. As described below, the Company’s distribution system mainly uses trucks, but also has access to a waterborne network where the per-mile unit cost of transporting aggregates is much lower.  In addition, acquisitions have enabled the Company to extend its customer base through increased access to rail transportation. Proximity of quarry facilities to customers’ construction sites or to long-haul transportation corridors is an important factor in competition for aggregates businesses.

The Company’s distribution network moves aggregates materials from certain domestic and offshore sources via its long-haul rail and waterborne distribution network, to markets where aggregates supply is limited.  The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets while the Company’s locations in The Bahamas and Nova Scotia transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution facilities and port locations to offload transported material.  At December 31, 2021, the Company’s aggregates distribution facilities consisted of 84 terminals.  The long-haul distribution network can diversify market risk for locations that engage in long-haul transportation of their aggregates products.  The risk of a downturn in one market may be somewhat mitigated by other markets served by the location, particularly where a producing quarry serves a local market and transports products via rail, water and/or truck to be sold in other markets.  However, the Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, locomotive availability, and the ability to renegotiate favorable railroad shipping contracts.  The waterborne distribution network also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage requirements of shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions.  The Company has long-term agreements with shipping companies to provide ships to transport the Company’s aggregates to various coastal ports.

The Company generally acquires contiguous property around existing quarry locations. This property can serve as buffer property or additional mineral reserve capacity, assuming the underlying geology supports economical aggregates mining. In

Form 10-K ♦ Page 2	SOAR to a Sustainable Future

Part I  ♦  Item 1 – Business

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

The construction aggregates industry has been consolidating, and the Company has actively participated in the industry’s consolidation. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, pit development, or other standards, and may require additional resources before benefits of the acquisitions are fully realized. Acquisition opportunities include public and large private, family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets, and repairing financially-constrained balance sheets. The Company’s Board of Directors and management continue to review and monitor the Company’s long-term strategic plans, commonly referred to as SOAR (Strategic Operating Analysis and Review), which include assessing business combinations and arrangements with other companies engaged in similar businesses, increasing the Company’s presence in its core businesses, investing in internal expansion projects in high-growth markets, and pursuing new opportunities related to the Company’s existing markets.

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

Management believes its aggregates reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any significant difficulty in obtaining reserves used for production. The Company’s aggregates reserves average approximately 78 years, based on current production levels. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, as noted above, environmental and zoning regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations.

The Company generally sells its aggregates, ready mixed concrete and asphalt products upon receipt of customer orders or requests. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

Cement and Downstream Operations

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete.  The Company has a strategic and leading cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, north of San Antonio.  These plants, which produce Portland and specialty cements, have a combined annual clinker capacity of 4.5 million tons, and operated at 76% utilization in 2021.  The Midlothian plant permit allows the Company to expand production by up to 0.8 million additional tons.  In 2021, as part of the Lehigh West Region acquisition, the Company acquired two cement production facilities, including one in Redding, California and one in Tehachapi, California, and several cement distribution terminals.  These operations are classified as assets held for sale as of December 31, 2021.  Calcium carbonate in the form of limestone is the principal raw material used in the production of cement.  The Company owns more than 600 million tons of limestone reserves adjacent to its Texas cement production plants and more than 50 million tons of limestone reserves adjacent to its California cement production plants.

The cement operations of the Building Materials business produce Portland and specialty cements. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October.  Approximately 70% to 75% of all cement shipments are sent to ready mixed concrete operators. The rest are shipped to manufacturers of concrete-related products, contractors, materials dealers and oil well/mining/drilling companies, as well as government entities.

SOAR to a Sustainable Future	Form 10-K ♦ Page 3

Part I  ♦  Item 1 – Business

Energy accounted for approximately 23% of the cement production cost profile in 2021. Therefore, profitability of cement is affected by changes in energy prices and the available supply of these products.  The Company currently has fixed-price supply contracts for coal and natural gas, but also consumes alternative fuel and petroleum coke. Further, profitability of the cement operations is also impacted by kiln maintenance, which typically requires a plant to be shut down for a period of time.

The limestone reserves used as a raw material for cement are located on Company-owned property, adjacent to each of the cement plants.  Management believes that its reserves of limestone are sufficient to permit production at the current operational levels for the foreseeable future.

The cement operations generally deliver their products upon receipt of customer orders or requests.  Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Ready mixed concrete, a mixture primarily consisting of cement, aggregates, sand and water, is measured in cubic yards and specifically batched or produced for customers’ construction projects and then transported and poured at the project site. The aggregates used for ready mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). The Company operates 150 ready mix plants in Texas, Colorado, California, Arizona and Wyoming.  The California ready mixed concrete operations are classified as assets held for sale as of December 31, 2021.  Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company operates 35 asphalt plants in Arizona, California, Colorado and Minnesota.  The Company also provides paving services in Colorado and California.  Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

The cement and downstream operations results are affected by volatile factors, including energy-related costs, operating efficiencies and weather, to a greater extent than the Company’s aggregates operations.  Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively.  Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results.

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures magnesia-based chemical products for industrial, agricultural and environmental applications at its Manistee, Michigan facility.  These magnesia-based chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications.  In 2021, 69% of Magnesia Specialties’ total revenues were attributable to chemical products, 30% to lime, and 1% to stone sold as construction materials.

In 2021, 76% of the lime produced in the Magnesia Specialties business was sold to third-party customers, while the remaining 24% was used internally as a raw material in making the business’ chemical products.  Dolomitic lime products sold to external customers are used primarily by the steel industry.  In 2021, 34% of the Magnesia Specialties’ total revenues were attributable to products used in the steel industry, primarily dolomitic lime.  Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry.  These trends are guided by the rate of consumer consumption, the flow of offshore imports, and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization.  According to the Federal Reserve, domestic capacity utilization averaged 81% in 2021 versus 65% in 2020, which was negatively impacted by COVID-19.

In the Magnesia Specialties business, a significant portion of costs is of a fixed or semi-fixed nature.  The production process requires the use of natural gas, coal and petroleum coke.  Therefore, fluctuations in their pricing directly affect operating results.  To help mitigate this risk, the Magnesia Specialties business has fixed-price agreements for approximately 64% of its 2022 coal, natural gas and petroleum coke needs.  For 2021, the Company’s average cost per MCF (thousand cubic feet) of natural gas increased 21% versus 2020.

Given high fixed costs, low capacity utilization can negatively affect the segment’s results from operations. Management expects future organic profit growth to result from increased pricing, efficiency enhancements, rationalization of the current product portfolio and/or further cost reductions.  Management has shifted the strategic focus of the magnesia-based business to specialty chemicals that can be produced at volume levels that support efficient operations.  Accordingly, these products are not as dependent on the steel industry as the dolomitic lime product line.  Demand for chemicals products recovered in 2021 after being negatively impacted by COVID-19 in 2020.

Form 10-K ♦ Page 4	SOAR to a Sustainable Future

Part I  ♦  Item 1 – Business

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

Patents and Trademarks

As of January 31, 2022, the Company owns, has the right to use, or has pending applications for patents pending or granted by the United States and various countries and trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

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

Capacity for cement plants is often stated in terms of “clinker” capacity; clinker is the initial product of cement production. According to the U.S. Geological Survey, United States cement production is widely dispersed, with the top five companies collectively producing approximately 58% of U.S. clinker capacity. An estimated 83% of U.S. clinker capacity is owned by

SOAR to a Sustainable Future	Form 10-K ♦ Page 5

Part I  ♦  Item 1 – Business

companies headquartered outside of the United States. The Company’s cement operations also compete with imported cement because of the higher value of the product and the existence of major ports or terminals in Texas and California.

The Company’s ready mixed concrete and asphalt and paving operations are also in markets with numerous operators, large and small.

The Company believes that its ability to transport materials by rail and waterborne vessels has enhanced its ability to compete in the building materials industry.

The Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances, and technical support for its products. While the revenues of the Magnesia Specialties business in 2021 were predominantly domestic, a portion was derived from customers located outside the United States.

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

Environmental Compliance and Accruals

The Company regularly monitors and reviews its operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that the Company anticipates will be adopted that could affect its operations. The Company has a full-time team of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $31.0 million in 2021 and $32.8 million in 2020 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K), and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $12.0 million in 2021 and are expected to be approximately $18.0 million in each of 2022 and 2023. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2021 and 2020. However, the Company’s expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite the Company’s compliance efforts, risk of environmental liability is inherent in the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future. Complying with governmental and environmental regulations did not have and is not expected to have a material effect on the Company’s capital expenditures, earnings and competitive position, other than as discussed in this section.

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

Form 10-K ♦ Page 6	SOAR to a Sustainable Future

Part I  ♦  Item 1 – Business

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

Mine Safety and Land Reclamation

In general, mining, production and distribution facilities for aggregates, cement, ready mixed concrete, and asphalt must comply with air quality, water quality, and other environmental regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As the Company locates and acquires new production and distribution facilities, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines, production and distribution facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, production and distribution facilities can be situated at a substantial distance from surrounding property owners. Also, in certain markets the Company’s ability to transport material by rail and water allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

As is the case with other similarly situated companies, some of the Company’s products contain varying amounts of crystalline silica, a common mineral also known as quartz. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung diseases, including silicosis, and several scientific organizations and some states, such as California, have reported that crystalline silica can cause lung cancer. The Mine Safety and Health Administration (MSHA) and the Occupational Safety and Health Administration (OSHA) have established occupational thresholds for crystalline silica exposure as respirable dust. The Company monitors occupational exposures at its facilities and implements dust control procedures and/or makes available appropriate respiratory protective equipment to maintain the occupational exposures at or below the required levels. The Company, through safety information sheets and other means, also communicates appropriate warnings and cautions its employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free interest rate. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K. The Company performs activities on an ongoing basis, as an integral part of the normal quarrying process, that may reduce the ultimate reclamation obligations. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets both safety regulations required by MSHA for ongoing operations as well as final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Historically, the

SOAR to a Sustainable Future	Form 10-K ♦ Page 7

Part I  ♦  Item 1 – Business

Company has not incurred substantial reclamation costs in connection with the closing of quarries. Reclaimed quarry sites owned by the Company are from time to time available for sale, typically for commercial development or use as reservoirs, or have been converted for recreational use by the local community.

Greenhouse Gases and Climate Change

We have identified certain risks and opportunities below with respect to the physical impacts of climate change and the transition to a low carbon economy.

Policy and Regulatory Matters A number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for greenhouse gas (GHG) emissions reporting or reductions, the use of alternative fuels, carbon credits (such as a "cap and trade" system) and a carbon tax. For example, in the United States, the United States Environmental Protection Agency (USEPA) promulgated a rule mandating that sources considered to be large emitters of GHGs report those emissions. The manufacturing operations of the Company’s Magnesia Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s two magnesia-based chemicals facilities, as well as its two cement plants in Texas and two newly-acquired cement plants in California, file annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not so-called “major” sources of GHG emissions subject to the USEPA reporting rule. In fact, most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as heavy construction and earth-moving equipment.

In 2010, the USEPA also issued a GHG emissions permitting rule, referred to as the “Tailoring Rule,” which may require some industrial facilities to obtain permits for GHG emissions under the U.S. Clean Air Act’s Prevention of Significant Deterioration (PSD) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (BACT) requirements for GHGs emitted by sources already subject to PSD or Title V permitting requirements for other pollutants. The Company’s cement plants, as well as its Magnesia Specialties plants, hold Title V Permits, and each (other than the Redding, California cement plant and the Manistee, Michigan facility) is also subject to PSD requirements.  With the change of the U.S. presidential administration in 2021, it is currently unclear whether the USEPA will proceed with revisions of the Tailoring Rule or proceed otherwise. It is also unknown how the USEPA may revise BACT requirements. In fact, although several large-scale projects for carbon capture are in the development phase, no technologies or methods of operation for reducing or capturing GHGs have yet been proven successful in large scale applications, other than improvements in fuel efficiency. Thus, if future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements could be triggered and may require significant additional costs. However, it is currently impossible to estimate the cost of any such future requirements.

U.S. President Biden also has taken a number of steps to make climate change a central focus of his administration, including issuing a pair of executive orders and a presidential memorandum making  climate change central to U.S. policy and setting out several administrative priorities and undertakings. President Biden reentered the Paris Agreement in January 2021 and later announced the United States’ reduction commitments under the Paris Agreement, including a 50% to 52% economy-wide reduction in net GHG emissions from 2005 levels by 2030. More recently, President Biden set out a pact with 103 countries and jurisdictions, known as the Global Methane Pledge, to reduce global methane emissions by 30% from 2020 levels by the end of the decade. In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act (the “IIJ Act”), which provides billions of dollars in new funding for public transit and clean energy projects intended, in part, to address climate change, including road, bridge and other major infrastructure projects. In addition, the currently-proposed Build Back Better bill (the “BBB bill”) calls for significant U.S. government investments in the commercialization and scale-up of energy and climate technologies, as well as tax credits for businesses that invest in clean energy.  Although it is still too early to determine the actions the federal government will ultimately take to implement these orders, commitments and laws, or the full scope, timing or ramifications of such measures, it is clear that the current administration intends and has already begun to make a significant and sweeping push on the climate front and, like other signatories to the Paris Agreement, intends to pursue a goal of a Net Zero GHG by 2050. These measures, combined with Democratic control of both chambers of the 117th U.S. Congress, also suggest that additional executive and/or legislative action is reasonably likely, although the timing and scope of such action is unclear. It also seems probable that the USEPA and other agencies will use their rule-making authority and procurement decisions to further address climate change. Various states where the Company has operations have enacted or are considering climate change initiatives as well, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed. The Company’s cement plants in California have not taken part in the auctions because the state previously allocated emission rights free of charge to the cement industry, which

Form 10-K ♦ Page 8	SOAR to a Sustainable Future

Part I  ♦  Item 1 – Business

have been sufficient for operations to date. The Company will continue to monitor the cap-and-trade program closely as part of its production planning to assess the impact of potentially stricter requirements in the future and/or the need to purchase rights to emit GHGs in California.

If and when the USEPA issues new regulations and/or Congress passes additional legislation restricting GHGs emissions, the Woodville, Ohio and Manistee, Michigan Magnesia Specialties operations, as well as the Company’s cement plants in Texas and California, which release CO2 in certain of their processes and use carbon-based fuels for power equipment, kilns and the Company’s mobile fleet, will likely be subject to any new requirements. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement facilities would be passed on to customers. The magnesium oxide products produced at the Manistee operation, however, compete against other products that, due to the form and/or structure of the source material, require less energy in the calcination process, resulting in the generation of fewer GHGs per ton of production. Due to GHG emissions requirements, the Manistee facility may be required to absorb additional costs, including for taxes or capital investments in order to maintain competitive pricing in that market. In addition, the cement produced by the Company’s cement plants, like other U.S. operators, is subject to strict limits set by the U.S. Department of Transportation (USDOT) and other agencies, including those relating to “clinker substitution”, or the replacement of ground clinker in cement with alternate materials such as pozzolan, slag and fly ash, which has implications for the Company’s fuel use and efforts to reduce GHG emissions from its cement operations.  For example, various industry associations are engaged in an effort to ask the USDOT and other agencies to revise their standards allowing for greater rates of clinker substitution, similar to the rates currently permitted for European cement producers.  If higher rates of substitution and blending are, in fact, permitted in the future, the result is likely to be both reduced clinker and power consumption in cement production, which would, in turn, reduce GHGs emitted in connection with each ton of cement produced in the United States.

In light of the various regulatory uncertainties, the Company at this time cannot reasonably predict what the costs of any future compliance requirements may be. Nonetheless, the Company does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business. The Company’s four cement plants, like those of other cement operators, require combustion of significant amounts of fuel to generate high kiln temperatures and creates carbon dioxide as a product of the calcination process, which is an unavoidable step in making cement clinker.  Accordingly, the Company continues to closely monitor GHG regulations and legislation and its potential impact on the Company’s cement business, financial condition and product demand. The Company does not currently expect the impact to the cement business to be material to the Company.

Physical Impacts In addition to impacts from increased regulation, climate change may result in physical and financial impacts that could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company. In addition, climate and inclement weather can reduce the useful life of an asset. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States, notably the Carolinas, Florida and Georgia, where it impacted the Company’s facilities. In California and Arizona, continuing drought has led to water use restrictions in numerous water districts, and insufficient supply of water for our operations in those areas could impact production.

Other Transition Risks and Opportunities The Company’s businesses also are dependent on reliable sources of electricity and fuels. The Company could incur increased costs or disruptions in its operations if climate change regulation or severe weather impacts the price or availability of electricity or fuels or other materials used in its operations. These and other climate-related risks, such as a downturn in the construction sector due to harsh weather, high precipitation or other changes in weather, also could impact the Company’s customers, which could lead to reduced demand for the Company’s products. The Company may not be able to pass on to its customers all the costs relating to these risks.

Notwithstanding the foregoing risks and uncertainties relating to climate change, there may also be opportunities for the Company to increase its business or revenues, both in terms of the physical impacts of climate change and market opportunities associated with the transition to a low carbon economy. For example, warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively, which could have meaningful positive impacts on the Company’s first- and fourth-quarter results, respectively.  From a regulatory standpoint, as noted

SOAR to a Sustainable Future	Form 10-K ♦ Page 9

Part I  ♦  Item 1 – Business

above, the recently-passed IIJ Act provides billions of dollars in new funding for roads, bridge and other major infrastructure projects. This may result in new public transit and clean energy projects that address climate change. In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies. Finally, the desire for sustainable building solutions has led to greater recognition of the benefits of concrete construction in the effort to move to a circular economy thorough innovative products, longevity and recyclability, and increased demand for green construction projects would have a direct impact on the Company’s cement and concrete business.

Organization and Governance The Company’s Board of Directors plays an essential role in determining strategic priorities and considers sustainability issues an integral part of its business oversight. The Company established an Ethics, Environment, Safety and Health (EESH) Committee in 1994, which today meets at least three times annually and receives reports directly from management relating to environmental, safety, ethics and other sustainability matters, including GHG and climate matters. The EESH Committee reports to the full Board, and number of other Board committees have overlapping responsibility for sustainability matters.  Management receives at least quarterly updates from operating personnel directly responsible for compliance relating to EESH matters. The Company’s sustainability function is led by a Head of Sustainability, who reports to the Executive Vice President and General Counsel on climate and other sustainability matters. The Company believes the above approach has been effective in integrating sustainability as a core element of its corporate governance.

In an effort to mitigate the risks to the Company associated with GHG emissions while ensuring and improving financial sustainability, the Company has adopted a corporate-wide management strategy that has resulted in multiple operating initiatives to implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor belt systems; right-sizing quarry trucks to marry the appropriately sized truck with the size of production to reduce the number of required trips; replacing older railcars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing state-of-the-art emissions control equipment at one of the Company’s magnesia plants and tire processing systems for fuel, as well as a larger natural gas line, at one of the Company’s cement plants. The Company’s Midlothian cement plant has been recognized by the USEPA as a high-performing, energy-efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels.

Land Management

The Company owns approximately 170,000 acres of land, the vast majority of which is used in connection with active facilities. The Company regularly reviews its land holdings to determine their highest and best use based on its management expertise, and sell or develop for sale surplus property. Land holdings that do not have economically recoverable reserves for current or future mining or are otherwise not in locations that complement the Company’s operating facilities are considered as candidates for sale.

Human Capital Resources

As of January 31, 2022, the Company has approximately 10,000 employees, of which approximately 7,600 are hourly employees and approximately 2,400 are salaried employees. Approximately 1,400 hourly employees (14% of the Company’s employees) are represented by labor unions, representing 19% of the Building Materials business’ hourly employees and 100% of the Magnesia Specialties segment’s hourly employees. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville and Manistee collective bargaining agreements expire June 2022 and August 2027, respectively. The Company believes it has good relations with its employees, including its unionized workforce. While the Company’s management does not expect material difficulties in renewing these labor contracts, there can be no assurance that a successor agreement will be reached at any of these locations.

Management believes the Company’s success depends on its ability to attract, develop and retain key personnel. None of Martin Marietta’s accomplishments are possible without its employees; the people who both drive the work and are most affected by it. These individuals are the heart of Martin Marietta. The Company’s management oversees various employee initiatives to foster and improve its employees and the Management Development and Compensation Committee regularly reviews the compensation program to achieve those objectives. In 2020, the Company also launched an Inclusion and Engagement Task Force, comprised of employees with diverse race, gender, background and experience, which is focused on hiring, developing, and retaining diverse employees to strengthen our talent pipeline and increase employee engagement and retention.

Form 10-K ♦ Page 10	SOAR to a Sustainable Future

Part I  ♦  Item 1 – Business

Health and safety in the workplace is one of the Company’s core values. The Guardian Angel safety program provides that every employee has the right, and the obligation, to stop any unsafe condition and that zero safety incidents is achievable. It includes the concept that every employee acts as a wingman for other employees, to observe and act on any situation that potentially creates unsafe circumstances. The companywide safety performance, inclusive of its more recently acquired operations, delivered better than world-class safety levels in 2021, the fifth consecutive year for the Company’s lost-time incident rate.

The COVID-19 pandemic has underscored the importance of keeping the Company’s employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the Centers for Disease Control and Prevention to implement robust protocols to protect its workforce so that they can safely perform their jobs.

In 2019, the Company established a new employer brand — ONE — that reflects the thoughts, feelings and hearts of employees at every level of Martin Marietta. This included a standard approach to safety mentoring that ensures every employee has the knowledge and resources needed to complete their work safely and efficiently. The Company also established a World Class Task Force, whose mission is to improve Martin Marietta and is fostering a level of communication never before seen at the Company. In 2020, the Company launched an Inclusion and Engagement Steering Committee, comprised of diverse employees across the Company. The Company has taken these steps to better allow it to grow responsibly and encourage employee engagement.

Available Information

The Company maintains an internet address at www.martinmarietta.com. The Company makes available free of charge through its internet website its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). You can access the Company’s filings with the SEC through the SEC website at www.sec.gov or through our website, and the Company strongly encourages you to do so.  Martin Marietta routinely posts information that may be important to investors on our website at www.ir.martinmarietta.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-K other than as required by law.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 11

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

Form 10-K ♦ Page 12	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

Industry and COVID-19 Risk Factors

Our business is cyclical and depends on activity within the construction industry

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the private nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may also hurt the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. As a result of these issues, several of our top revenue-generating states, from time to time, stop bidding or slow bid projects in their transportation departments.

We sell most of our aggregates (our primary business) and our cement products to the construction industry and, therefore, our results depend on that industry’s strength. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state and local governments. If economic conditions change, a recession in the construction industry may occur and affect the demand for our products. The recession of the late 2000s and early 2010s (the Great Recession) was an example, and our shipment volumes were significantly reduced.  Construction spending can also be disrupted by terrorist activity and armed conflicts.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their selling price.  If economic conditions and construction spending decline significantly in one or more areas, particularly in the Building Materials business’ top five revenue-generating states of Texas, Colorado, North Carolina, Georgia and Minnesota, our profitability will decrease. We experienced this situation during the Great Recession.

The Great Recession resulted in large declines in shipments of aggregates products in our industry. Subsequent to the Great Recession and until the impact from COVID-19 beginning in the first quarter of 2020, we experienced slow-but-steady construction growth that coincided with the longest economic recovery in United States history.

While historical spending on public infrastructure projects has been, comparatively, more stable as governmental appropriations and expenditures are typically less interest rate-sensitive than private sector spending, we experienced a slight retraction in aggregates shipments to the infrastructure market after uncertainty regarding the passage of the Highway and Transportation Funding Act of 2014. Contractors were not able to get any certainty on the availability of federal infrastructure funding until late 2015 with the enactment of the Fixing America’s Surface Transportation (FAST) Act.  We expect that the passage of the Infrastructure Investment and Jobs Act (the IIJ Act) should provide funding visibility for the foreseeable future.

Our Building Materials business is seasonal and subject to the weather, which can significantly impact operations

Since the heavy-side construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and restrict production. Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically are strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for the Company’s Building Materials business, including all of its aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and thus are more profitable if precipitation is lighter, while the first and fourth quarters are subject to the impacts of winter weather, and thus are generally the least profitable and are more profitable if the impact of winter weather is less. The Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October.  The Company’s California operations are at risk for wildfire activity and water use restrictions given ongoing severe drought conditions.

SOAR to a Sustainable Future	Form 10-K ♦ Page 13

Part I  ♦  Item 1A – Risk Factors

Our businesses could be adversely affected by the ongoing COVID-19 pandemic, or any other outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response

Our businesses could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. In or around December 2019, COVID-19 was initially reported. Four months later, in March 2020, the World Health Organization declared it a global pandemic. The proliferation of COVID-19 cases in the United States, and the extent that geography of outbreaks primarily matches the regions in which the Company’s Building Materials business principally operates, can negatively impact economic activity, consumer confidence and discretionary spending, and overall market conditions. Further, COVID-19 could continue to negatively affect the health of our employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials, and the ability to transport materials via the Company’s distribution network. While our operations have been designated as “essential” under applicable government orders otherwise restricting business activities to prevent further outbreak of COVID-19, and accordingly have been permitted to continue to operate, the Company continues to actively monitor the situation and may take further actions that alter its business operations including any that may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, suppliers, vendors, communities and other stakeholders.  Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working trends are reducing miles driven, which can have a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 61% of aggregates shipments for the year ended December 31, 2021, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

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

Our businesses face many competitors

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates, ready mixed concrete, and asphalt and paving businesses may compete with recycled asphalt and concrete products that could be used in certain applications instead of new products and our cement operations may compete with international competitors who are importing products into the United States from jurisdictions with lower production and regulatory costs.

Our future growth may depend in part on acquiring other businesses in our industry, and we may acquire businesses by paying all or in part with shares of our common stock

We expect to continue to grow, in part, by acquiring other businesses. In the past, we have made acquisitions to strengthen our existing locations, expand our operations and enter new geographic markets. We will continue to pursue selective acquisitions, joint ventures or other business arrangements we believe will help our Company grow. However, the continued

Form 10-K ♦ Page 14	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

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

Any other significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•

the inability to successfully combine operations in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either the Company or former customers of the acquired or combined company deciding not to do business with the Company;
•	complexities associated with managing the combined operations;
•	integrating personnel;
•	creation of uniform standards, internal controls, procedures, policies and information systems;
•	discovery of previously unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and
•	performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations.

Our acquisitions could harm our results of operations

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition agreements. Acquisitions involve significant challenges and risks, including risks that:

•	we may not realize a satisfactory return on our investment;
•	we may not be able to retain key personnel of the acquired business;
•	we may experience difficulty in integrating new employees, business systems and technology;
•	our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;
•	we may not be able to bring the acquired business up to our expected levels of safety standards as soon as anticipated;
•	we may have difficulty entering into new geographic markets in which we are not experienced; or
•	we may be unable to retain the customers and partners of acquired businesses following the acquisition.

SOAR to a Sustainable Future	Form 10-K ♦ Page 15

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

Our cement business could suffer if cement imports from other countries significantly increase or are sold in the United States in violation of U.S. fair trade laws

In the past, the cement industry has obtained antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Currently, an antidumping order against cement and clinker from Japan is set to expire but is under review for extension by the Federal Trade Commission. As has always been the case, cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement product line.

Economic, Political and Legal Risk Factors

Changes in legal requirements and governmental policies concerning zoning, land use, the environment, health and safety and other areas of the law, as well as litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities

Many federal, state and local laws and regulations relating to zoning, land use, air emissions (including carbon dioxide and other GHGs), water use, allocation and discharges, waste management, noise and dust control, mining, land reclamation and other environmental, health and safety matters govern our operations. Some of our operations require permits, which may impose additional operating standards, and are subject to modification, renewal and revocation. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite our extensive efforts to remain in strict compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including fines or personal injury or damages claims, which could have an adverse impact on our operations and profitability.

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

Form 10-K ♦ Page 16	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

have acquired from others, and in some cases we have been or could be named as a defendant in litigation brought by governmental agencies or private parties to investigate or clean-up such contamination.

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

Climate change and related legislation or regulations may adversely impact our business, including potential physical and financial impacts

A number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for GHG emissions reductions or the use of alternative fuels, carbon credits (such as a "cap and trade" system) and a carbon tax. For example, in the United States, the USEPA promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. The USEPA has also promulgated a GHG emissions permitting rule, referred to as the Tailoring Rule, which may require some industrial facilities to obtain operating permits for GHG emissions under the U.S. Clean Air Act. Although the U.S. Supreme Court subsequently ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the BACT requirements for GHGs emitted by sources that already require Title V operating permits or are subject to PSD requirements for other pollutants. With the change of the U.S. presidential administration in 2021, it is currently unclear whether the USEPA will proceed with revisions of the Tailoring Rule or proceed in a different direction, nor is it known how the USEPA may revise the BACT requirements. If future modifications to our Magnesia Specialties or cement facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs. It is not possible, however, to estimate the cost of any future requirements at this time.

U.S. President Biden also has taken a number of steps to make climate change a central focus of his administration, including issuing a pair of executive orders and a presidential memorandum making climate change central to U.S. Policy and setting out several administrative priorities and undertakings. President Biden reentered the Paris Agreement in January 2021 and later announced the United States’ reduction commitments under the Paris Agreement, including a 50% to 52% economy-wide reduction in net GHG emissions from 2005 levels by 2030. More recently, President Biden set out a pact with 103 countries and jurisdictions, known as the Global Methane Pledge, to reduce global methane emissions by 30% from 2020 levels by the end of the decade. In November 2021, President signed into law the IIJ Act, which provides billions of dollars in new funding for public transit and clean energy projects intended, in part, to address climate change, including road, bridge and other major infrastructure projects. In addition, the currently-proposed Build Back Better bill calls for significant U.S. government investments in the commercialization and scale-up of energy and climate technologies, as well as tax credits for businesses that invest in clean energy.  Although it is still too early to determine the actions the federal government will ultimately take to implement these orders, commitments and laws, or the full scope, timing or ramifications of such measures, it is clear that the administration intends and has begun to make a significant and sweeping push on the climate front and, like other signatories to the Paris Agreement, intends to pursue a goal of a Net Zero GHG by 2050.  These measures, combined with Democratic control of both chambers of the U.S. Congress, also suggest that additional executive and/or legislative action is likely, although the timing and scope of such action is unclear. Additionally, it seems probable that the USEPA and other agencies will use their rule-making authority and procurement decisions to further address climate change. Various states where we have operations have enacted or are considering climate change initiatives as well, and we may be subject to state regulations in addition to any federal laws and rules that are passed. For example, California has had a cap-and-trade program for emissions rights since 2012.  In light of the various regulatory uncertainties, we cannot at this time reasonably predict what the costs of any future compliance requirements may be, but we do not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business. We continue to monitor GHG regulations and legislation and its potential impact on our cement business, financial condition and product demand.

Although our aggregates, ready mixed concrete and asphalt and paving operations are not so-called “major” sources of GHG emissions subject to the USEPA reporting rule, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA will likely impact our magnesia-based chemicals operations in Woodville, Ohio, and Manistee, Michigan, as well as our two cement plants in Texas and our two cement plants in California, each of which currently file annual reports of GHG emissions as required by the USEPA reporting rule. However, it is currently impossible to estimate the cost of any such future requirements at this time. In addition, we may not be able to recover any increased operating costs, taxes or capital investments (other than with respect to any carbon reduction or capture technologies) relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets.

SOAR to a Sustainable Future	Form 10-K ♦ Page 17

Part I  ♦  Item 1A – Risk Factors

In addition to impacts from increased GHG and other climate-related regulation, climate change may result in physical and financial impacts that could have adverse effects on our operations or financial condition. Given the nature of our operations, physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. Excessive rainfall and other severe weather events also jeopardize production, shipments and profitability in all markets served by our operations. In particular, our operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. In addition, our California operations are at risk for wildfires, which is exacerbated by prolonged drought, which may also result in water restrictions. Increased intensity and frequency of extreme weather events have been linked to climate change, and further global warming may increase the risk of adverse weather conditions.  Climate and inclement weather can also reduce the useful life of an asset.

Our businesses also are dependent on reliable sources of electricity and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation or severe weather impacts the price or availability of purchased electricity or fuels or other materials used in our operations. These and other climate-related risks, such as a downturn in the construction sector due to harsh weather, high precipitation or other changes in weather, could impact our customers, which could lead to reduced demand for our products. We may not be able to pass on to our customers all the costs related to mitigating these risks.

The overall impacts of climate change on our operations and the Company are highly uncertain and difficult to estimate. However, climate change legislation and regulation concerning GHGs could have a material adverse effect on our future financial position, results of operations or cash flows.

Our business is dependent on funding from a combination of federal, state and local sources

Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, bridges, schools and similar projects. Accordingly, our business is dependent on the level of federal, state, and local spending on these projects. The visibility into future federal infrastructure funding was clarified and stabilized to some extent in 2015 with the passage of the Fixing America’s Surface Transportation, or FAST Act, which reauthorized federal highway and transportation funding programs.  Further clarification was provided with the passage of the $1 trillion IIJ Act in November 2021, which contains a five-year surface transportation reauthorization plus $110 billion in new funding for roads, bridges and other hard infrastructure projects.  At the federal level, we expect to see stable infrastructure spending in 2022, with more meaningful impact from the IIJ Act beginning in 2023.  Further, we continue to expect to see increased infrastructure spending at the state and local levels in 2022, aided by $10 billion for state departments of transportation provided by the December 2020 federal stimulus package as well as $14 billion of approved ballot initiatives. We cannot be assured, however, of the amount and timing of appropriations for spending on infrastructure projects.

Our businesses could be impacted by rising interest rates

Our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, our business in these industries may decline if interest rates rise and costs increase.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates which are currently at historically low levels. There can be no assurance, however, that interest rates will not increase in the future, affecting our business in an adverse manner. The residential construction market accounted for 25% of our organic aggregates shipments in 2021.

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

Form 10-K ♦ Page 18	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

Increases in our effective income tax rate may harm our results of operations

A number of factors may increase our future effective income tax rate, including:

•	governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction;
•	the mix of earnings from depletable versus non-depletable businesses;
•	the jurisdictions in which earnings are taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	changes in available tax credits;
•	changes in stock-based compensation;
•	other changes in tax laws; and
•	the interpretation of tax laws and/or administrative practices.

Any significant increase in our future effective income tax rate could reduce net earnings and free cash flow for future periods.

Personnel Risks

Labor disputes could disrupt operations of our businesses

Labor unions represent approximately 14% of the hourly employees of our Building Materials business and all of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Woodville, Ohio, lime plant and the Manistee, Michigan magnesia chemicals plant expire in and June 2022 and August 2027, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business.

Our success depends to a significant degree upon the continued services of, and on our ability to attract and retain, our key personnel and executive officers, including qualified management, technical, marketing and sales, and support personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such qualified personnel, which could negatively affect our business. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Investment returns on our pension assets may be lower than expected, or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.

A portion of our current and former employees have accrued benefits under our defined benefit pension plans. Requirements for funding our pension plan liabilities are based on a number of actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions.

SOAR to a Sustainable Future	Form 10-K ♦ Page 19

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

The adoption of new accounting standards may affect our financial results

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are periodically changed. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared to the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies in Note A: Accounting Policies of our Consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Reports from the Public Company Accounting Oversight Board’s (PCAOB) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits. Our costs to respond to these additional requirements may increase.

Impairment charges could have a material adverse effect on the Company’s financial results

Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Disruptions in the credit markets could affect our business

We have considered the current economic environment and its potential impact to our business. Demand for aggregates products, particularly in the infrastructure construction market, have historically been negatively affected by federal and state budget challenges and the uncertainty over future highway funding levels. Further, delays or cancellations to capital

Form 10-K ♦ Page 20	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

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

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of planned maintenance, failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have one- to two-week scheduled outages at least once a year to refurbish our cement and dolomitic lime production facilities. In 2021, the cement and Magnesia Specialties operations incurred shutdown costs of $23.6 million and $5.5 million, respectively. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 21

Part I  ♦  Item 1A – Risk Factors

Our ready mixed concrete and asphalt and paving product lines have lower profit margins and operating results can be more volatile

Our ready mixed concrete and asphalt and paving operations typically generate lower profit margins than our aggregates and cement operations due to potentially volatile input costs, highly competitive market dynamics, and lower barriers to entry. Therefore, if we expand these operations, our consolidated gross margin would likely be adversely affected. Our overall ready mixed concrete and asphalt and paving operations’ gross margin was 10.5% for 2021 and 10.9% for 2020.

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

Our Magnesia Specialties business has fixed-price agreements for approximately 64% of its 2022 coal, natural gas, and petroleum coke needs. The cement operations have fixed-price agreements for a portion of their 2022 coal and natural gas needs.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 23% of the 2021 direct production costs of our cement operations. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be quite volatile. Price increases that we are unable to pass through in the form of price increases for our products, or disruption of the uninterrupted supply of fuel and electricity, could adversely affect us. Accordingly, volatility in energy costs can adversely affect the financial results of our cement operations.

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

Cement is sensitive to supply and price volatility

Cement competition is often based primarily on price, which is highly sensitive to changes in supply and demand. Prices may fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When cement producers increase production capacity or more cement is imported into the market, an oversupply of cement in the market may occur if supply exceeds demand. In that case, cement prices generally decline. We cannot be assured that prices for our cement products sold will not decline in the future or that such decline will not have a material adverse effect on our cement product line.

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

Form 10-K ♦ Page 22	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

Cyber and Information Security Risk Factors

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations, as well as confidential and sensitive information about its customers and employees maintained in the Company’s computer systems and networks, certain products and services and in the computer systems and networks of its third-party vendors. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out direct large-scale, complex automated attacks against a company or through vendor software supply chain compromises. In particular, the Company is increasingly relying on its IT infrastructure to support its operations as it manages the impact of COVID-19, including supporting remote-work protocols in regions impacted by the spread of COVID-19, which can increase cyber risks. The Company is not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter misconduct by employees or third-party vendors.

Breaches of the Company’s technology systems, or those of the Company’s vendors and customers, whether from circumvention of security systems, denial-of service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, have and may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by the Company (including information about the Company’s business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Breaches of the Company’s products that rely on technology and internet connectivity can expose the Company to product and other liability risk and reputational harm. Measures that the Company takes to avoid, detect, mitigate or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

The Company has invested and continues to invest in risk management and information security and data privacy measures in order to protect its systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from data breaches and system disruptions. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the Company’s systems, products and services or those of the Company’s third parties could cause the Company to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is exposed to risks related to compliance with data privacy laws

The California Consumer Privacy Act of 2018 (CCPA), which came into effect in January 2020, provides, among other things, a new private right of action for data breaches, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provides consumers with additional rights. The California Privacy Rights and Enforcement Act, which will become effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. Similarly, to conduct certain of its operations, the Company moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation

SOAR to a Sustainable Future	Form 10-K ♦ Page 23

Part I  ♦  Item 1A – Risk Factors

(GDPR), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to security breaches of its or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.

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

Our articles of incorporation and bylaws and North Carolina law may inhibit a change in control that you may favor

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter, or inhibit a future acquisition include the following:

•	the ability of the Board of Directors to establish the terms of, and issue, preferred stock without shareholder approval;
•	the requirement that our shareholders may only remove directors for cause;
•	the inability of shareholders to call special meetings of shareholders; and
•	super-majority shareholder approval requirements for business combination transactions with certain five percent shareholders.

Form 10-K ♦ Page 24	SOAR to a Sustainable Future

Part I  ♦  Item 1A – Risk Factors

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

ITEM 2 – PROPERTIES

Building Materials Business

As of December 31, 2021, the Company processed or shipped aggregates from 267 quarries and underground mines in 28 states, Canada and The Bahamas. No individual quarry or mine is material to the Company’s business or financial condition.  The Company’s aggregates reserves, on average, represent approximately 78 years at current production levels. However, certain locations may be subject to more limited reserves and may not be able to expand. As of December 31, 2021, the Company also operated 84 aggregates distribution yards.  In total, aggregates locations, including quarries, underground mines and distribution terminals, are in 28 states and of which 161 are located on land owned by the Company free of major encumbrances, 65 are on land owned in part and leased in part, and 111 are on leased land, and 14 are on facilities neither owned nor leased, where raw materials are removed under an agreement. In addition, as of December 31, 2021, the Company processed and shipped ready mixed concrete and asphalt products from 185 properties in seven states, of which 137 are located on land owned by the Company free of major encumbrances, 4 are on land owned in part and leased in part, 4 are at facilities neither owned nor leased and 40 are on leased land.

An overview of the Company’s quarrying and mining operations is included in “Business—Building Materials Business” and “Business—Environmental and Governmental Regulations,” included in Item 1 “Business” of this Form 10-K, which is incorporated herein by reference. The following map presents the locations of these quarries and underground mines, including the limestone reserves adjacent to the two California cement plants that are classified as held for sale:

The rules of the Securities and Exchange Commission provide for the reporting by categorization of the Company’s resources and reserves for the production of aggregates. Aggregates resources represent concentrations or occurrences of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. The level of aggregates resources is a reasonable estimate, taking into account relevant factors such

SOAR to a Sustainable Future	Form 10-K ♦ Page 25

Part I  ♦  Item 2 – Properties

as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable.  Measured aggregates resources is that part of aggregates resources for which quantity and grade are estimated on the basis of conclusive geological evidence and sampling in sufficient detail to support detailed extraction planning and final evaluation of the economic viability of the deposit to be quarried or mined. Indicated aggregates resources is that part of aggregates resources for which quantity and grade are estimated on the basis of adequate geological evidence and sampling in sufficient detail to support mine planning and evaluation of the economic viability of the deposit of the material to be quarried or mined, which is at a lower level of confidence than measured aggregates resources. Inferred aggregates resources is that part of aggregates resources for which quantity and grade are estimated on the basis of limited geological evidence and sampling, where the level of uncertainty is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability of a deposit. The Company has no inferred resources as of December 31, 2021.  Aggregates reserves is an estimate of tonnage and grade of indicated or measured aggregates resources that in the opinion of qualified personnel can be economically extracted and includes diluting materials and allowances for mining losses.

The Company uses various exploratory drilling methods, depending on the type of aggregates, to estimate aggregates reserves that are economically mineable. The extent of drilling varies depending on the complexity of the mineral deposit and whether the location is a potential new site (greensite), an existing location, or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and, in rare cases, the Company may rely on existing geological data or results of prior drilling by reputable third parties. Subsequent to drilling, selected drill samples are tested by an accredited laboratory for soundness, abrasion resistance, and other physical properties relevant to the aggregates industry. If the reserves meet the Company’s standards and are economically mineable, they are either leased or purchased.  Once in operation, routine quality control testing is performed to ensure the quality grade of aggregate continues to meet specifications.

The Company estimates proven and probable aggregates reserves based on the results of drilling and testing completed by or under the supervision of qualified persons. Proven reserves are the portion of mineral deposits for which quantity and quality are estimated on the basis of conclusive geologic evidence and sampling using closely spaced drill data.  Proven reserves have a certainty of 85% to 90%. Probable reserves are estimated utilizing fewer drill holes but geologic evidence and sampling is considered adequate for determining quality and quantity. The degree of certainty for probable reserves is 70% to 75%. In addition to reserves, the Company estimates resources for mineral deposits demonstrating reasonable prospects of being economically mineable in the future.

In determining the amount of reserves, evaluations are completed by or under the supervision of qualified Company personnel using industry best practices and internal controls defined by the Company.  Reserve estimates represent net tons after consideration of applicable losses incurred during mining and plant processing. The Company’s policy is to exclude from reserve estimates the portions of a mineral deposit that are not available due to property boundaries, set-backs, and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its aggregates reserves used in the cement manufacturing process for its cement operations as it does for its aggregates operations. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates - Property, Plant and Equipment” included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. While the mineral reserve and resource classification categories (proven and probable) identify relative confidence of reserve estimates, there is inherent risk associated with such estimates. The Company bases estimates on the information known at the time of determination and regularly reevaluates reserves whenever new information indicates a material change in reserves at one of the Company’s sites.

In general, quarry and mining facilities must comply with air quality, water quality, and noise regulations, zoning and special-use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry and mining sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries and mines in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, and production facilities can be situated substantial distances from surrounding property owners.

Set forth in the tables below are the Company’s estimates as of December 31, 2021 of proven and probable reserves of aggregates (crushed stone and sand and gravel) and measured, indicated and inferred aggregates resources (exclusive of proven and probable reserves), shown on a geographic division basis. The East Division includes Alabama, Florida, Georgia,

Form 10-K ♦ Page 26	SOAR to a Sustainable Future

Part I  ♦  Item 2 – Properties

Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, Canada and The Bahamas. The Central Division includes Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio and West Virginia. The Southwest Division includes Arkansas, Louisiana, Oklahoma and Texas. The West Division includes Arizona, California, Colorado, Utah, Washington and Wyoming. The amount shown reflects a reasonable and justifiable price for salable product as of December 31, 2021 with respect to each division. The tables also present the Company’s total annual production for the last three years, shown on a product line-by-product line basis. The Company’s estimate of aggregates reserves and aggregates resources shown in the tables below include reserves and resources that would be devoted for use in the Company’s cement product line and Magnesia Specialties business. The amounts included in the tables differ from the carrying value of the reserves on the consolidated balance sheet, as the tables reflect the current market value of the extractable reserves using a reasonable and justifiable price, while the balance sheet reflects the historical cost of acquiring the reserves.

Summary Mineral Resources At End of Fiscal Year Ended December 31, 2021 Based on Price[1]
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount ($ in millions)	Grades/Qualities	Amount ($ in millions)	Grades/Qualities	Amount ($ in millions)	Grades/Qualities	Amount ($ in millions)	Grades/Qualities
Crushed Stone
East Division	$2,258.4	Crushed Stone	$478.7	Crushed Stone	$2,737.1	Crushed Stone	$—	Crushed Stone
Central Division	—	Crushed Stone	320.0	Crushed Stone	320.0	Crushed Stone	—	Crushed Stone
Southwest Division	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone
West Division	982.5	Crushed Stone	2,693.7	Crushed Stone	3,676.2	Crushed Stone	—	Crushed Stone
Total crushed stone	$3,240.9		$3,492.4		$6,733.3		$—
Sand and Gravel
East Division	$—	Sand & Gravel	$—	Sand & Gravel	$—	Sand & Gravel	$—	Sand & Gravel
Central Division	11.8	Sand & Gravel	380.7	Sand & Gravel	392.5	Sand & Gravel	—	Sand & Gravel
Southwest Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
West Division	809.0	Sand & Gravel	1,935.7	Sand & Gravel	2,744.7	Sand & Gravel	—	Sand & Gravel
Total sand and gravel	$820.8		$2,316.4		$3,137.2		$—

Summary Mineral Reserves At End of Fiscal Year Ended December 31, 2021 Based on Price[1,2]
	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount ($ in millions)	Grades/Qualities	Amount ($ in millions)	Grades/Qualities	Amount ($ in millions)	Grades/Qualities
Crushed Stone
East Division	$73,072.4	Crushed Stone	$57,544.9	Crushed Stone	$130,617.3	Crushed Stone
Central Division	21,263.7	Crushed Stone	20,003.5	Crushed Stone	41,267.2	Crushed Stone
Southwest Division	24,029.3	Crushed Stone	18,029.6	Crushed Stone	42,058.9	Crushed Stone
West Division	4,295.8	Crushed Stone	6,915.5	Crushed Stone	11,211.3	Crushed Stone
Total crushed stone	$122,661.2		$102,493.5		$225,154.7
Sand and Gravel
East Division	$697.7	Sand and Gravel	$1,180.8	Sand and Gravel	$1,878.5	Sand and Gravel
Central Division	2,539.8	Sand and Gravel	755.5	Sand and Gravel	3,295.3	Sand and Gravel
Southwest Division	752.8	Sand and Gravel	1,143.7	Sand and Gravel	1,896.5	Sand and Gravel
West Division	2,421.4	Sand and Gravel	600.8	Sand and Gravel	3,022.2	Sand and Gravel
Total sand and gravel	$6,411.7		$3,680.8		$10,092.5

1.

The amounts, presented in millions, were determined using the 2021 average selling price per ton for that product category in that geographic division.  There is a range of selling prices for each product category and each geography that depend on the type of product, whether it is washed or not, and its end use.  The average selling price per ton used for crushed stone for the East Division, Central Division, Southwest Division and West Division was $15.65, $14.08, $10.46 and $11.53, respectively.  The average selling price per ton used for sand and gravel for the East Division, Central Division, Southwest Division and West Division was $10.66, $10.73, $13.28 and $13.52, respectively.  These prices exclude any portion of revenues allocated to freight, including internal freight to ship products from a producing quarry to a distribution terminal and third-party freight to deliver product to a customer.

2.

For the purposes of this table, the Company calculates its aggregate reserves based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required.  The Company's reserves presented in the Central Division include dolomitic limestone reserves used in the Magnesia Specialties business.  The Company's reserves presented in the Southwest Division and the West Division include limestone reserves used in the business of the cement product line.

SOAR to a Sustainable Future	Form 10-K ♦ Page 27

Part I  ♦  Item 2 – Properties

	Total Annual Production (tons in millions) For year ended December 31
	2021	2020	2019
Aggregates	199.6	191.2	194.1
Cement limestone	5.4	5.1	5.4
Magnesia Specialties limestone	3.0	2.8	3.4
Total	208.0	199.1	202.9

Cement

As of December 31, 2021, the Company, through its subsidiaries, processed or shipped cement from 20 properties in four states, of which 9 are located on land owned by the Company free of major encumbrances, 1 is on land that is owned in part and leased in part and 10 is on leased land. The Company’s cement operations have production facilities located at four sites: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, north of San Antonio; Redding, California; and Tehachapi, California. Redding and Tehachapi were acquired on October 1, 2021 in connection with the Lehigh Hanson West Region acquisition and are classified as held for sale as of December 31, 2021.  The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2021:

Plant	Rated Annual Productive Capacity-Tons of Clinker (in millions)	Manufacturing Process	Service Date	Internally Estimated Reserves—Years
Midlothian, TX	2.4	Dry	2001	60
Hunter, TX	2.1	Dry	2013, 1981	140
Tehachapi, CA	0.9	Dry	2018, 1990, 1908	30
Redding, CA	0.6	Dry	1980, 1961	12
Total	6.0

Reserves identified with the facilities shown above are contained on approximately 3,020 acres of land owned by the Company. As of December 31, 2021, the Company estimated its total proven and probable limestone reserves on such land to be approximately 733 million tons, which are included in the Summary of Mineral Reserves table.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2021, the Company, through its subsidiaries, also operated, directly or through third parties, 16 cement distribution terminals.

Magnesia Specialties Business

The Magnesia Specialties business currently operates major manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. Both of these facilities are owned.

Other Properties

The Company’s principal corporate office, which it leases, is located in Raleigh, North Carolina. The Company owns and leases various administrative offices for its five operating business segments.

Condition and Utilization

The Company’s principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used.

Form 10-K ♦ Page 28	SOAR to a Sustainable Future

Part I  ♦  Item 2 – Properties

During 2021, the principal properties of the aggregates operations were believed to be utilized at average productive capacities of approximately 75% and were capable of supporting a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products.

During 2021, the Texas cement plants operated on average at 76% utilization. The Portland Cement Association (PCA) has projected that Texas cement consumption will increase 3.3% in 2022 from 2021. The cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, have developed strategic plans regarding interplant efficiencies, as well as tactical plans addressing plant utilization and efficiency.

The Company’s Magnesia Specialties business expects future organic earnings growth to result from increased pricing, rationalization of the current assets and portfolio and/or further cost reductions. In the current operating environment, where steel utilization is between 80% and 85%, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 83% utilization in 2021

SOAR to a Sustainable Future	Form 10-K ♦ Page 29

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

The Company was not required to pay any penalties in 2021 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

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

Form 10-K ♦ Page 30	SOAR to a Sustainable Future

Part I  ♦  Information About Our Executive Officers

Information about our Executive Officers

The following sets forth certain information regarding the executive officers of Martin Marietta as of February 22, 2022:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	59	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates	2010
		Business;
		Chairman of Magnesia	2007
		Specialties Business
James A. J. Nickolas	51	Senior Vice President, Chief Financial Officer	2017	Principal Accounting Officer (March- May 2019); Head, Corporate Development and Caterpillar Ventures, Caterpillar Inc. (January-July 2017)
Roselyn R. Bar	63	Executive Vice President;	2015
		General Counsel;	2001
		Corporate Secretary	1997
Robert J. Cardin	58	Senior Vice President; Controller, and Chief Accounting Officer	2019	Vice President and Corporate Controller (March-May 2019); Chief Accounting Officer, SWM International (2013-2019)
Craig M. LaTorre	54	Senior Vice President, Chief Human Resource Officer	2019	Vice President, Human Resources (July 2018-March 2019); Senior Vice President and Chief Human Resources Officer (2013-2018), Andeavor (formerly known as Tesoro Corporation)
John P. Mohr	57	Senior Vice President,	2017	Vice President, Information Services (2015-2017)
		Chief Information Officer	2015
Michael J. Petro	38	Senior Vice President, Strategy & Development	2021	Vice President, Strategy and Development (2018-2021); Director, Strategy and Development (2015-2018)

SOAR to a Sustainable Future	Form 10-K ♦ Page 31

Part II  ♦  Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock, $0.01 par value, is traded on the New York Stock Exchange (NYSE) (Symbol: MLM). There were 761 holders of record of the Company’s common stock as of February 15, 2022.

Common Stock Performance Graph

The following graph and accompanying table compare the five-year cumulative total return from December 31, 2016 to December 31, 2021 for (a) the Company’s common stock, (b) the Standard & Poor’s 500 Composite Stock Index, and (c) the Standard & Poor’s 500 Materials Index.

Form 10-K ♦ Page 32	SOAR to a Sustainable Future

Part II  ♦  Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 — October 31, 2021	—	$—	—	13,520,952
November 1, 2021 — November 30, 2021	—	$—	—	13,520,952
December 1, 2021 — December 31, 2021	—	$—	—	13,520,952
Total	—	$—	—	13,520,952

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

ITEM 6 – RESERVED

Not required.

SOAR to a Sustainable Future	Form 10-K ♦ Page 33

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS PROFILE[1]

As of December 31, 2021

~350 Aggregates Quarries, Mines & Yards

2 Cement Plants

~130 Ready Mixed Concrete Plants

35 Asphalt Plants

2 Magnesia Specialties Facilities

Source: Company data

[1] Continuing operations only.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company, with 2021 total revenues of $5.41 billion and net earnings from continuing operations attributable to Martin Marietta of $702.0 million. These results were achieved by supplying aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely ready mixed concrete, asphalt and paving services, in certain markets where the Company has a leading aggregates position. Specifically, the Company has two cement plants in Texas and ready mixed concrete and asphalt operations in Arizona, California, Colorado, Minnesota, Texas and Wyoming. Paving services are in California and Colorado. The Company also has two cement plants, cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and reported as discontinued operations as of December 31, 2021. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business.

As more fully discussed in the Consolidated Strategic Objectives section, geography is critically important for the Building Materials business. The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group consists of the East and Central divisions. The West Group is comprised of the Southwest and West divisions.

The East Group provides aggregates and asphalt products. The West Group provides aggregates, cement and downstream products and services. Further, the following five states accounted for 68% of the Building Materials business 2021 total revenues: Texas, Colorado, North Carolina, Georgia and Minnesota.

Form 10-K ♦ Page 34	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Magnesia Specialties

The Company operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ products are shipped to customers worldwide.

Consolidated Strategic Objectives

KEY VALUE DRIVERS

AGGREGATES-LED

- Leading position in markets with strong underlying growth fundamentals
- High barriers to entry

STRATEGIC CEMENT

- Complements a leading aggregates position
- High barriers to entry

TARGETED DOWNSTREAM PRODUCTS

- Complements a leading aggregates position
- Key distribution channel for upstream materials

The Company’s strategic planning process, or Strategic Operating Analysis and Review (SOAR), provides the framework for execution of Martin Marietta’s long-term strategic plan. Guided by this framework and considering the cyclicality of the Building Materials business, the Company determines capital allocation priorities to maximize long-term shareholder value creation. The Company’s strategy includes ongoing evaluation of aggregates-led opportunities of scale in new domestic markets (i.e., platform acquisitions), expansion through acquisitions that complement existing operations (i.e., bolt-on acquisitions) and divestitures of assets that are not consistent with stated strategic goals. To that effect, the Company invested $3.1 billion in acquisitions during 2021, the largest of which was completed on October 1, 2021, providing platform positions for future growth in California and Arizona. The Company finances such opportunities with the goal of preserving its financial flexibility by having a leverage ratio (consolidated debt-to-consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA) within a range of 2.0 times to 2.5 times within a reasonable period of time following the completion of a debt-financed transaction.

The Company, by purposeful design, will continue to be an aggregates-led business (aggregates product gross profit represented 67% of 2021 total consolidated product and services gross profit) that focuses on markets with strong, underlying growth fundamentals where it can sustain or achieve a leading market position. As part of its long-term strategic plan, the Company may also pursue strategic cement and targeted downstream opportunities. For Martin Marietta, strategic cement and targeted downstream operations are located in vertically-integrated markets where the Company has, or envisions, a clear path toward a leading aggregates position.

Generally, the Company’s building materials products are both sourced and sold locally. As a result, geography is critically important when assessing market attractiveness and growth opportunities. Attractive geographies generally exhibit (a) population growth and/or population density, both of which are drivers of heavy-side building materials consumption; (b) business and employment diversity, drivers of greater economic stability; and (c) a superior state financial position, a driver of public infrastructure investment.

In order to assess population growth and density, the Company focuses on the megaregions of the United States. Megaregions are large networks of metropolitan population centers covering thousands of square miles. According to America 2050, a planning and policy program of the Regional Plan Association, a majority of the nation’s population and economic growth through 2050 will occur in 11 megaregions. The Company has a meaningful presence in ten of the megaregions. As evidence of the successful execution of SOAR, the Company’s leading positions in the Texas Triangle, Colorado’s Front Range, northern and southern California and Arizona’s Sun Corridor megaregions, its growth platform in the southern portion of the Northeast megaregion and its enhanced position in the Piedmont Atlantic megaregion, primarily in the Atlanta area, are the results of acquisitions since 2011. The Company has a legacy presence in the southeastern portion of the Great Lakes megaregion, encompassing operations in Indiana and Ohio. The megaregions and the Company’s key states are more fully discussed in the Building Materials Business’ Key Considerations section.

SOAR to a Sustainable Future	Form 10-K ♦ Page 35

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

MEGAREGIONS AND BUILDING MATERIALS BUSINESS LOCATIONS[1]

Cascadia
Northern California
Southern California
Arizona Sun Corridor
Front Range
Texas Triangle
Gulf Coast
Great Lakes
Northeast
Piedmont Atlantic
Florida
Martin Marietta Locations

Soure: America 2050

[1] Continuing operations only.

In considering business and employment diversity, the Company focuses its geographic footprint along significant transportation and commerce corridors, particularly where land is readily available for the construction of fulfillment and/or data centers. The retail sector (both e-commerce and brick and mortar) values transportation corridors, as logistics and distribution are critical considerations for construction supporting that industry. In addition, technology companies view these areas as attractive locations for data centers.

Additionally, the Company considers a state’s financial position in determining the opportunities and attractiveness of areas for expansion or development. In this assessment, the Company reviews a state’s financial health rating, issued by S&P Global Ratings and where AAA is the highest score. The Company’s top ten revenue-generating states have been evaluated and scored a financial health rating of AA or AAA. The Company also reviews the state’s ability to secure additional infrastructure funding and financing.

In line with the Company’s strategic objectives, management’s overall focus includes the following items:

•	Upholding the Company’s commitment to its Mission, Vision and Values
•	Navigating effectively through construction cycles to balance investment and cost decisions against expected shipment volumes
•	Tracking shifts in population trends, as well as local, state and national economic conditions, to ensure changing trends are reflected against the execution of the strategic plan
•	Integrating acquired businesses efficiently to maximize the return on the investment
•	Allocating capital in a manner consistent with the following long-standing priorities while maintaining financial flexibility
─	Acquisitions
─	Organic capital investment
─	Return of cash to shareholders through both meaningful and sustainable dividends as well as share repurchases

Form 10-K ♦ Page 36	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2021 Performance Highlights

Achieved Industry-Leading Safety Performance:

•	Record company-wide Lost-Time Incident Rate (LTIR) of 0.17, the fifth consecutive year of world-class or better LTIR thresholds
•	Record company-wide total Injury Incident Rate (TIIR) of 0.84, compared with 0.93 in 2020, better than world-class TIIR thresholds

Achieved Record Financial Performance:

The Company achieved record products and services revenues, consolidated gross profit, adjusted net earnings attributable to Martin Marietta and Adjusted EBITDA (defined in Results of Operations section), driven by resilient customer demand and improved pricing and profitability across all product lines of the Building Materials business. Further, 2021 capped a decade of annual growth for products and services revenues, adjusted gross profit and Adjusted EBITDA. The Company’s commitment to safety, operational and commercial excellence resulted in the following financial performance from continuing operations (comparisons with 2020):

• Record consolidated total revenues of $5.41 billion compared with $4.73 billion, an increase of 14.5%

• Record consolidated gross profit of $1.35 billion compared with $1.25 billion, an increase of 7.6%; 2021 consolidated gross profit was burdened by $30.6 million of costs related to the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting

• Consolidated selling, general and administrative (SG&A) expenses representing 6.5% of total revenues

• Record consolidated Adjusted EBITDA from continuing operations of $1.53 billion, an increase of 9.7%

• Record operating cash flow of $1.14 billion, an increase of 8.3%

Continued Disciplined Execution Against Capital Allocation Priorities:

• Invested $3.11 billion for acquisitions, including the platform positions in California and Arizona; issued $2.50 billion of publicly traded long-term debt with a weighted-average interest rate of 2.2% to fund acquisitions

•	Capital investments into operations of $423.1 million
•	Quarterly dividend increase of 7% in August 2021, resulting in total annual dividends paid of $147.8 million, or $2.36 per share

BUSINESS ENVIRONMENT

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

The heavy-side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, erratic weather patterns, precipitation and other weather-related conditions, including flooding, hurricanes, precipitation, cold temperatures, earthquakes, droughts and wildfires, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters can be subject to the impacts of heavy precipitation. The impacts of erratic weather patterns are more fully discussed in the Building Materials Business’ Key Considerations section.

Product Lines

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist mostly of open pit quarries; however, the Company is also the largest operator of underground aggregates mines in the United States, with 14 active underground mines located in the East Group. The Company’s aggregates reserves average approximately 78 years at the 2021 annual production level.

SOAR to a Sustainable Future	Form 10-K ♦ Page 37

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cement is the basic agent used to bind coarse aggregates, sand and water in the production of ready mixed concrete. The Company has a strategic and leading cement position in the state of Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, centrally located along 1-35 between San Antonio and Austin. These two facilities produce Portland and specialty cements, have a combined annual capacity of approximately 4.5 million tons, and collectively operated at approximately 76% utilization for clinker production in 2021. The Midlothian plant has a permit that allows for annual capacity expansion of 0.8 million tons. In addition to the two production facilities, the Company operates several cement distribution terminals. Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company owns more than 600 million tons of limestone reserves adjacent to its cement production plants in Texas. During 2021, the Company purchased two cement plants in California and related distribution facilities as part of the Lehigh West Region acquisition, which are classified as assets held for sale and discontinued operations as of December 31, 2021.

Ready mixed concrete, a mixture primarily of cement, sand, coarse aggregates and water, is measured in cubic yards and specifically batched or produced for customers’ construction projects and then transported and poured at the project site. The coarse aggregates used for ready mixed concrete are a washed material with limited amounts of fines (i.e., dirt and clay). The Company operates ready mixed concrete plants in Arizona, California, Colorado, Texas and Wyoming. The California ready mixed concrete operations are classified as assets held for sale and discontinued operations as of December 31, 2021.  Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations are located in Arizona, California, Colorado and Minnesota and paving services are located in California and Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with the Company’s upstream product lines of aggregates and cement.

End-Use Trends

•

According to the latest available data published by the U.S. Geological Survey, for the nine months ended September 30, 2021, estimated construction aggregates consumption increased 5% compared with the nine months ended September 30, 2020, and for the ten months ended October 31, 2021, cement consumption increased 3.5% versus the comparable prior-year period.

•

National not seasonally adjusted construction spending statistics for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020, according to U.S. Census Bureau reveal:

♦Total value of construction put in place increased 8%

♦Public construction spending decreased 4%

♦Private nonresidential construction market spending decreased 2%

♦Private residential construction market spending increased 23%

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

The public infrastructure market accounted for 34% of the Company’s organic aggregates shipments in 2021. Contractor capacity constraints, project delays in several markets and weather were primary factors for the 2% shipment decline to this end use. The Company’s shipments to this end-use market remain below the most recent five-year average of 37% and ten-year average of 40%.

While construction spending in the public and private market sectors is affected by economic cycles, the historic level of spending on public infrastructure projects has been comparatively more stable due to the predictability of funding from

Form 10-K ♦ Page 38	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

federal, state and local governments. The Infrastructure Investments and Jobs Act (IIJ Act) was signed into law on November 15, 2021 and contains a five-year surface transportation reauthorization plus $110 billion in new funding for roads, bridges and other hard infrastructure projects.

Public construction projects, once awarded, are typically seen through to completion. Thus, delays from weather or other factors can serve to extend the duration of the construction cycle. State and local initiatives that support infrastructure funding, including gas tax increases and other ballot initiatives, are increasing in size and number as these governments recognize the need to play an expanded role in public infrastructure funding. In November 2021, 245 state and local ballot initiatives, or 89% of all infrastructure funding measures up for vote, were approved. The approved infrastructure initiatives are estimated to generate nearly $7 billion in one-time and recurring revenues, with initiatives in Texas, the Company’s largest revenue-generating state, accounting for over $5 billion of this total.

The nonresidential construction market accounted for 35% of the Company’s organic aggregates shipments in 2021 which increased 8% over 2020, reflecting increased distribution center/warehouse projects. The Dodge Momentum Index, a twelve-month leading indicator of construction spending for nonresidential building compiled by McGraw-Hill Construction and where the year 2000 serves as an index basis of 100, was 166.4 in December 2021, an increase of 23% from December 2020. This represented the strongest annual gain since 2005, suggesting positive momentum in the nonresidential construction sector at the onset of 2022.

The residential construction market accounted for 25% of the Company’s organic aggregates shipments in 2021, and increased 8% compared with 2020. This end use typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including streets, sidewalks, utilities and storm and sewage drainage), single-family homes and multi-family units. Construction of both subdivisions and single-family homes is nearly three times more aggregates intensive than construction of multi-family units. Therefore, the timing of new subdivision starts, as well as new single-family housing permits, are strong indicators of residential volumes. For the year ended December 31, 2021, not seasonally adjusted residential housing starts increased 16% to 1.6 million units compared with 2020. For the year ended December 31, 2021, not seasonally adjusted national housing permits increased 17% versus 2020. The Company expects continued growth in the residential market driven by undersupply, favorable demographics driven by millennials entry into the housing market, job growth, deurbanization, land availability and efficient permitting.

The remaining 6% of the Company’s 2021 organic aggregates shipments was to the ChemRock/Rail market, which includes ballast and agricultural limestone. Ballast is an aggregates product used to stabilize railroad track beds and, increasingly, concrete rail ties are being used as a substitute for wooden ties. Agricultural lime, a high-calcium carbonate material, is used as a supplement in animal feed, a soil acidity neutralizer and agricultural growth enhancer. Additionally, ChemRock/Rail includes rip rap, which is used as a stabilizing material to control erosion caused by water runoff at embankments, ocean beaches, inlets, rivers and streams, and high-calcium limestone, which is used as filler in glass, plastic, paint, rubber, adhesives, grease and paper. Chemical-grade, high-calcium limestone is used as a desulfurization material in utility plants.

SOAR to a Sustainable Future	Form 10-K ♦ Page 39

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pricing Trends

Materials pricing for construction projects is generally based on terms committing to the availability of specified products of a stated quantity at an agreed-upon price during a definitive period. Since infrastructure projects span multiple years, announced price changes can have a lag time before taking effect while the Company sells products under existing price agreements. Pricing escalators included in multi-year infrastructure contracts serve to somewhat mitigate this effect. However, during periods of sharp or rapid increases in production costs, multi-year infrastructure contract pricing may provide only nominal pricing growth. Additionally, the Company may implement mid-year price increases, on a market-by-market basis, where appropriate. Pricing is determined locally and is affected by supply and demand characteristics of the local market. For further information on pricing, see the discussion below in the “Financial Overview” section.

AVERAGE SELLING PRICE PERCENT CHANGE
BY PRODUCT LINE - ORGANIC OPERATIONS
Aggregates
Cement
Ready Mixed Concrete
Asphalt
3.1%
2.9%
1.0%
7.3%
2.2%
1.4%
2.7%
4.3%
'20
'21
Source: Company data

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

Generally, the significant components of direct production costs for the Building Materials business are (1) labor and related benefits; (2) raw materials; (3) depreciation, depletion and amortization; (4) repairs and maintenance; (5) contract services; (6) supplies; and (7) energy. In 2021, these categories represented 90% of the Building Materials business’ total direct production costs.

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

Form 10-K ♦ Page 40	SOAR to a Sustainable Future

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

Wage and benefit inflation and increases in labor costs may be somewhat mitigated by enhanced productivity in an expanding economy. Further, workforce reductions resulting from process automation and mobile fleet right-sizing, primarily in the aggregates operations, have mitigated rising labor costs. During economic downturns, the Company reviews its operations and, where practical, temporarily idles certain sites. The Company is able to serve these markets with other open facilities that are in close proximity. In certain markets, management can create production “super crews” that work on a rotating basis at various locations. For example, within a market, a crew may work three days per week at one quarry and the other two workdays at another quarry. This has allowed the Company to responsibly manage headcount in periods of lower demand.

The production of ready mixed concrete and asphalt requires the use of cement and liquid asphalt raw materials, respectively. Therefore, fluctuations in availability and prices for these raw materials directly affect the Company’s operating results.

Cement production is a capital-intensive operation with high fixed costs to run plants that operate continuously with the exception of maintenance shutdowns. Kiln and finishing mill maintenance typically requires a plant to be shut down for a period of time as repairs are made. In 2021 and 2020, the cement operations incurred outage costs of $23.6 million and $19.7 million, respectively. The increase in outage costs in 2021 compared with 2020 is primarily attributable to the timing of planned kiln outages. The Company adjusts production levels in anticipation of planned maintenance shutdowns.

Typically, diesel fuel represents the single largest component of energy costs for the Building Materials business. The average cost per gallon was $2.36 and $1.49 in 2021 and 2020, respectively. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. Further, the Company’s contracts of affreightment for shipping products on its rail and waterborne distribution network typically include provisions for escalations or reductions in the amounts paid by the Company if the price of fuel moves outside a stated range.

Historically, the Company has achieved pricing growth in periods of inflation based on its ability to increase its selling prices in a normal economic environment.

SOAR to a Sustainable Future	Form 10-K ♦ Page 41

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Building Materials Business’ Key Considerations

2021 TOTAL REVENUES BY DESTINATION

BUILDING MATERIALS BUSINESS

WA <1%
MN 5%
WY <1%
IA 4%
NE 2%
UT <1%
CO 14%
KS <1%
MO 2%
IN 3%
OH 1%
PA <1%
NY <1%
Nova Scotia <1%
WV <1%
DE <1%
MD 3%
KY 1%
VA 1%
CA 2%
OK 2%
AR <1%
TN <1%
NC 9%
AZ 1%
NM <1%
SC 3%
MS <1%
AL 1%
GA 6%
TX 35%
LA 1%
FL 3%
Bahamas <1%
Caribbean Islands <1%
Production and Sales
Sales

Source: Company data

Geography is critically important as products are sourced and sold locally

The Company’s geographic footprint is primarily in attractive markets with strong, underlying growth characteristics, including population growth and/or population density and business and economic diversity, both of which generate demand for construction and the Company’s Building Materials products. The Company has a meaningful presence in ten of the 11 megaregions of the United States, notably: Texas Triangle, Gulf Coast, Piedmont Atlantic, Front Range, Florida, Arizona Sun Corridor, Northern and Southern California, each of which is discussed below. Additionally, Iowa is discussed below as a top ten revenue-generating state and, while not part of a megaregion, is an attractive market with a diversified economy that provides stability through economic cycles.

Texas Triangle and Gulf Coast

The Texas Triangle is primarily defined by the anchoring metropolises of Dallas/Fort Worth, San Antonio and Houston.  Approximately two-thirds of Texans call the Texas Triangle home, and the three anchoring cities had an estimated population of nearly 18 million as of July 1, 2020 as reported by the U.S. Census Bureau. The megaregion’s population is expected to exceed 35 million by 2050. The Texas Triangle contains the headquarters of 53 Fortune 500 companies and represents a diverse economy, including the finance, technology, transportation and goods and services sectors.

Uniquely, Houston, which represents nearly 28% of Texas’ gross domestic product (GDP), is considered part of both the Gulf Coast and the Texas Triangle megaregions. In addition to Houston, cities in the Gulf Coast megaregion include Beaumont, Texas, New Orleans and Baton Rouge, Louisiana. The Gulf Coast megaregion’s population is expected to exceed 16 million in 2025 and 23 million in 2050. The economy is driven by the energy, chemical and transportation sectors.

The Texas market remains one of the strongest in the United States and, according to the Bureau of Economic Analysis, as of September 30, 2021, the state’s GDP comprised nearly 9% of the nation’s $23.2 trillion GDP. Texas continues to lead the nation in population growth, and its population is estimated to increase 37% from 2020 to 2040. Houston, San Antonio and Dallas are ranked as the fourth, seventh and ninth, respectively, most populous cities in the United States as of July 1, 2020, the latest available information from the U.S. Census Bureau. Over the ten-year period ended November 2021 and as reported by the U.S. Bureau of Labor Statistics, the metropolitan areas of Austin, Dallas/Fort Worth, San Antonio and Houston have experienced employment growth of 43%, 29%, 25% and 17%, respectively. Supported by population growth, Texas leads the country in total housing permits for the year ended December 31, 2021.

Form 10-K ♦ Page 42	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The state’s Department of Transportation (TxDOT) let $8.3 billion in construction projects in fiscal year 2021 and has a budget of $15.3 billion for fiscal year 2022. In 2019, TxDOT announced the 2020 Unified Transportation Program, identifying planned investments totaling over $74 billion of infrastructure projects over the next ten years. Funding for highway construction comes from dedicated sources, including Propositions 1 and 7, as opposed to the use of general funds. Proposition 1, which passed in 2015, takes a portion of the oil and gas severance tax revenues and allocates them to the state highway fund. Proposition 7 is funded by state sales and use taxes and motor vehicle sales and rental taxes and is used for non-toll roads and certain transportation-related debt. For fiscal years 2021 and 2020, these propositions provided $4.2 billion and $3.8 billion, respectively, to the state highway fund. Additionally, in November 2021, voters approved 88% of ballot measures that will provide an additional $5.1 billion of infrastructure funding. Though the COVID-19 pandemic slowed economic advancement temporarily, construction activity is recovering, as evidenced by developers and businesses planning expansion throughout Texas.  Samsung, Texas Industries, Tesla, CBRE and the Texas Medical Center have announced plans for significant new projects in or around Austin, Dallas/Fort Worth and Houston.  In March 2021, Dallas/Fort Worth, Houston, and Austin were ranked 2nd, 3rd and 6th, respectively, for total number of economic development projects for metro areas with populations exceeding one million.

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

North Carolina continues to demonstrate strong population trends, ranking eleventh in states for percentage population growth for the twelve months ended July 1, 2021, the last annual estimate by the U.S. Census Bureau. North Carolina’s population is estimated to grow from approximately 10.5 million in 2010 to 14 million by 2050. Employment growth in North Carolina has been steady and consistent. Further, in 2021, CNBC ranked North Carolina as the second best state for business. During 2021, Apple, Toyota and Red Bull announced plans to invest more than $3.0 billion in North Carolina. In January 2021, the North Carolina Future Investment Resources for Sustainable Transportation, or NC FIRST, Commission issued an extensive report to the state’s transportation secretary, projecting an additional transportation investment need of $20 billion over the next decade.  The state’s 2020-2029 Statewide Transportation Improvement Program, or STIP, reflects investment of approximately $23.7 billion for approximately 1,700 projects, including fiscal year 2022 overall spending of $6.4 billion. In August 2021, the state authorized the North Carolina Department of Transportation to issue $300 million of Grant Anticipation Revenue Vehicle, or GARVEE, Bonds to fund transportation initiatives.

South Carolina ranked fifth in the nation for percentage population growth for the twelve months ended July 1, 2021. Enacted in 2016, the state’s infrastructure program is supported by Senate Bill 1258, also known as Act No. 275, allowing up to $4.2 billion to be devoted to highway spending over a ten-year period. The South Carolina Department of Transportation’s (SCDOT) fiscal year 2022 budget is $2.5 billion.  The SCDOT’s longer-term plan includes 1,000 miles of upgrades to rural roads and improvements to 140 miles of interstate highways. To fund infrastructure needs, the state passed House Bill 3516 in June 2017, which increased the state’s gas tax $0.02 per gallon per year for six years. During fiscal year 2021, the gas tax generated approximately $796 million for road and bridge work. Additionally, since 2010, voters approved 78% of ballot measures for transportation funding totaling $3.6 billion. The nonresidential market will benefit from recent announcements by businesses planning to expand their operations in South Carolina, including BMW, DHL, Arthrex and The Keith Corporation.

With approximately 3% of the nation’s GDP, Georgia continues to be a top-performing state with headquarters for 18 Fortune 500 companies. In December 2021, Rivian Automotive, Inc. announced a $5 billion investment for construction of a carbon-conscious manufacturing campus just east of Atlanta. Georgia has consistently ranked as one of the top states for employment and population growth. Georgia’s Major Mobility Investment Program, announced in 2017 and updated in 2019, will invest $11 billion over a ten-year period in 14 highway projects. Additionally, since 2010, Georgia voters approved more than two-thirds of ballot measures to collectively provide $8.2 billion for road and transit projects.

SOAR to a Sustainable Future	Form 10-K ♦ Page 43

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Front Range

Through a platform and several subsequent bolt-on acquisitions since 2011, the Company has built a leading position to serve the Front Range of the Rocky Mountains. Extending from the southern portion of Wyoming near Cheyenne, following Interstate 25 through Colorado into New Mexico, and incorporating Santa Fe and Albuquerque, the Front Range megaregion is one of the nation’s fastest-growing megaregions. The Front Range contains approximately 85% of Colorado’s population and represented 95% of the population growth in Colorado from 2010 to 2020. By 2050, the Front Range population is estimated to increase more than 50% over the 2010 population.

The Colorado economy includes a diverse economic base, leading to strong employment and population growth. Senate Bill 260, enacted in 2021, includes $5.0 billion in revenue generated from increased gasoline taxes and other fees to Colorado DOT (CDOT) for state road and transit projects over a ten-year period. For fiscal year 2021-2022, CDOT has a spending budget of $2.5 billion.

Florida

Spanning nearly the entire state, the Florida megaregion is rapidly expanding. Florida is the country’s third-most populous state according to the Census Bureau. Further, the state’s population is estimated to increase six million, or 27%, from 2020 to 2045. The state’s GDP represents 5% of the nation’s GDP.

Florida has a $10.3 billion DOT budget for fiscal year 2021-2022 and a five-year adopted work plan of $52.9 billion through 2026.

Arizona Sun Corridor

During 2021, the Company established a presence to serve the Arizona Sun Corridor megaregion (Sun Corridor) as part of the Lehigh West Region platform acquisition.  This megaregion is comprised of five metropolitan areas, Phoenix, Tucson, Prescott, Sierra Vista-Douglas and Nogales.  The Sun Corridor is home to over 86% of Arizona’s population and is one of the nation’s fastest-growing megaregions, predicted to double its population by 2040. Arizona ranked fifth in the nation for population growth for the ten years ended July 1, 2020.

The Arizona economy includes a diverse economic base, including aerospace, manufacturing, bioscience and technology leading to strong employment and population growth. Arizona was ranked the seventh best state for economy by US News & World Report in 2021 based on the business environment, employment, and growth. In addition, during June 2021, the Arizona State Transportation Board approved its five-year construction program for 2022 to 2026, which includes $5.7 billion in spending to widen highways, improve safety and preserve existing roads and bridges.

Northern and Southern California

Through the Lehigh West Region platform acquisition in 2021, the Company established positions in both the Northern and Southern California megaregions.

The Northern California megaregion encompasses San Francisco, Sacramento, San Jose and Oakland and represents one of the fastest-growing economies in the United States since 2010 driven by Silicon Valley, home to some of the world’s most valuable companies, including Apple, Alphabet and Meta Platforms (formerly Facebook).  This megaregion is home to approximately 13 million people.

The Southern California megaregion includes Los Angeles and San Diego and is home to approximately 22 million people.  In fact, Los Angeles County is the largest county in the United States and accounts for more than 10 million residents.  Key industries in this megaregion include high-technology, entertainment, aviation/aerospace and banking.

California is the nation’s most populous state. Generating $3.35 trillion GDP in 2021, California represents the largest economy in the U.S. and the fifth-largest economy in the world. The state is making substantial investment in its infrastructure, as the majority of its highways are deemed to be in fair or bad condition.  The California Department of Transportation (CALTRANS) budget for fiscal year 2021-2022 is $17 billion.  In addition, Senate Bill 1 provides more than $50 billion of transportation spending through 2030, of which $3.7 billion is directed annually to highways, streets and bridges. During 2021, CALTRANS also adopted the California Transportation Plan 2050 (CTP).  The CTP is a long-range transportation roadmap aimed to invest in repairs of current roads, improving the infrastructure for moving goods and seeking long-term sustainable funding mechanisms.  California also has 25 “Self Help” counties which raise more than $6 billion annually in transportation funding for local projects through local sales tax measures.

Form 10-K ♦ Page 44	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Iowa

Iowa has been a top and steady Martin Marietta revenue-generating state for decades and has historically experienced a stable and resilient economy. Iowa is the nation’s largest corn- and pork-producing state and provides approximately 9% of America’s food supply. The Company’s agricultural lime shipments are dependent on, among other things, weather, demand for agricultural commodities (including corn and soybeans), commodity prices and farm and land values. The Iowa economy has become consistently more diverse over the past several years, in part due to both its low cost and ease of doing business. The state is attractive for starting and expanding businesses due to enticing tax incentives. Meta Platforms (formerly Facebook) is in the process of expanding its data center, estimated to be 4.1 million square feet when completed in 2023.  During fall 2021, Microsoft Corporation began building one of two new data centers in West Des Moines. Additionally, Apple is set to begin construction of a $1.3 billion data center near Des Moines during 2022. Iowa is the first state to produce more than 30% of its electricity with wind power, enhancing its resilience and use of durable construction materials.

Growth markets with limited supply of indigenous stone must be served via a long-haul distribution network

The U.S. Department of the Interior identified possible sources of indigenous rock and documents its limited supply in certain areas of the United States, including the coastal areas from Virginia to Texas. Further, certain interior United States markets may experience limited availability of locally sourced aggregates resulting from increasingly restrictive zoning, permitting and/or environmental laws and regulations. The Company’s long-haul distribution network is used to supplement, or in many cases wholly supply, the local crushed stone needs of these areas.

TRANSPORTATION COST PER TON PER MILE

AGGREGATES

25 tons per truck
17 - 64 cents/ton per mile
108 tons per railcar
3 - 10 cents/ton per mile
51,000 tons per ship
1 - 2 cents/ton per mile
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

Product shipments are moved by rail, water and truck through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets, while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution yards and port locations to offload transported material. At December 31, 2021, the distribution network available to the Company consisted of 84 aggregates yards and 16 cement terminals, of which 11 cement terminals are classified as discontinued operations.

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

The Company has long-term agreements providing dedicated shipping capacity from its Bahamas and Nova Scotia operations to its coastal ports. These contracts of affreightment are take-or-pay contracts with minimum and maximum shipping requirements. The minimum requirements were met in 2021. The Company’s waterborne contracts of affreightment have

SOAR to a Sustainable Future	Form 10-K ♦ Page 45

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

Public Infrastructure, historically, the Company’s largest end-use market, is funded through a combination of federal, state and local sources

Transportation investments generally boost the national economy by enhancing mobility and access and by creating jobs; priorities of many of the government’s economic plans. Public-sector construction related to transportation infrastructure can be aggregates intensive and funded through a combination of federal, state and local sources. The federal highway bill, currently the IIJ Act, provides annual funding for public-sector highway construction projects and includes spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are funded mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Since most states are required to balance their budgets, reductions in revenues generally require a reduction in states’ expenditures. However, the impact of state revenue reductions on highway investment will vary depending on whether the monies come from dedicated revenue sources, such as highway user fees, or whether portions are paid for with general funds.

In addition to federal appropriations, each state typically funds its infrastructure investment from specifically allocated amounts collected from various user fees, typically gasoline taxes and vehicle fees. Over the past several years, states have assumed a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes. Management believes that financing at the state and local levels, such as bond issuances, toll roads, vehicle miles traveled fees and tax initiatives, will continue to grow and have a fundamental role in advancing infrastructure projects. State infrastructure investment generally leads to increased growth opportunities for the Company. The level of state public-works spending is varied across the nation and dependent upon individual state economies. The degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ ten largest revenue-generating states may disproportionately affect the Company’s financial performance.

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

The need for surface transportation improvements continues to significantly outpace the amount of available funding. A large number of roads, highways and bridges built following the establishment of the Interstate Highway System in 1956 are now in need of major repair or reconstruction. According to The Road Information Program (TRIP), a national transportation research group, vehicle travel on United States highways increased 26% from 2000 to 2019, while new lane road mileage increased only 9% over the same period. TRIP also reports that 41% of the nation’s major roads are in poor or mediocre condition while 7% of the nation’s bridges are in poor/structurally deficient condition. The 2021 TRIP report additionally stated an estimated backlog of $123 billion of improvements to the nation’s highway system exists and an increase of annual investment from $23 billion to $57 billion for the next 20 years is needed to address these improvements and meet mobility needs. Management believes infrastructure activity for 2022 and beyond should benefit from the IIJ Act, additional state and local infrastructure initiatives and the 2017 Tax Cuts and Jobs Act.

In addition to highways and bridges, transportation infrastructure includes aviation, mass transit, and ports and waterways. Railroad construction continues to benefit from economic growth, which ultimately generates a need for additional maintenance and improvements.

Form 10-K ♦ Page 46	SOAR to a Sustainable Future

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

Magnesia Specialties Business

The Magnesia Specialties business manufactures magnesia-based chemicals products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility. Of 2021 total Magnesia Specialties revenues, 69% were attributable to chemicals products, 30% were attributable to lime and 1% was attributable to stone.

In 2021, 76% of the lime produced was sold to third-party customers, while the remaining 24% was used internally as a raw material for the business’ manufacturing of chemicals products. Dolomitic lime products sold to external customers are primarily used by the steel industry and, overall, 34% of Magnesia Specialties’ 2021 total revenues was related to products used in the steel industry. Accordingly, a portion of the segment’s revenues and profits is affected by production and inventory trends within the steel industry, which are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. Steel production was adversely affected in 2020 by COVID-19, notably when domestic auto manufacturers shutdown due to the pandemic. Steel capacity utilization recovered in 2021, averaging 81%, and reached 84% as of December 2021. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization. The chemical products business focuses on higher-margin specialty chemicals that can be produced at volumes that support efficient operations.

2021 REVENUES BY PRODUCT LINE AND INDUSTRY

MAGNESIA SPECIALTIES BUSINESS

69%
Chemical Products
30%
Lime
1%
Stone
66%
Other Industries
34%
Steel Industry

Source: Company data

SOAR to a Sustainable Future	Form 10-K ♦ Page 47

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total revenues of the Magnesia Specialties business in 2021 were predominantly derived from domestic customers, and no single foreign country accounted for 10% or more of the total revenues for the business. Financial results can be affected by foreign currency exchange rates, increasing transportation costs or weak economic conditions in foreign markets. To mitigate the short-term effect of currency exchange rates, foreign transactions are denominated in United States dollars.

A significant portion of the Magnesia Specialties business’ costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Company has fixed-price agreements for approximately 64% of its 2022 energy needs for coal, natural gas, petroleum coke and electricity. For 2021, the segment’s average cost per MCF (thousand cubic feet) of natural gas increased 21% versus 2020. Given high fixed costs, low capacity utilization can negatively affect the segment’s results of operations. Management expects future organic profitability growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions.

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

Environmental operating permits are, or may be, required for certain of the Company’s operations; such permits are subject to modification, renewal and revocation. New permits are generally required for opening new sites or for expansion at existing operations and can take several years to obtain. Moreover, land use, rezoning and special or conditional use permits are increasingly difficult to obtain. Once a permit is issued, the location is required to generally operate in accordance with the approved site plan.

The Clean Air Act, originally passed in 1963 and periodically updated by amendments, is the United States’ national air pollution control program that granted the Environmental Protection Agency (EPA) authority to set limits on the level of various air pollutants. To be in compliance with National Ambient Air Quality Standards, a defined geographic area must be below established limits for six pollutants. Environmental groups have been successful in lawsuits against the federal and certain state departments of transportation, delaying highway construction in municipal areas not in compliance with the Clean Air Act. The EPA designates geographic areas as nonattainment areas when the level of air pollutants exceeds the national standard. Nonattainment areas receive deadlines to reduce air pollutants by instituting various control strategies or otherwise face fines or control by the EPA. Included as nonattainment areas are several major metropolitan areas in the Company’s markets, such as Houston/Brazoria/Galveston, Texas; Dallas/Fort Worth, Texas; Bexar County in San Antonio/New

Form 10-K ♦ Page 48	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Braunfels, Texas; Denver, Colorado; Boulder, Colorado; Fort Collins/Greeley/Loveland, Colorado; Atlanta, Georgia; Baltimore, Maryland; Los Angeles-San Bernardino Counties, California; Los Angeles – South Coast Basin, California; Phoenix/Mesa, Arizona; San Diego County, California; San Francisco Bay Area, California; and Sacramento County, California. Federal transportation funding has been directly tied to compliance with the Clean Air Act.

Large emitters (facilities that emit 25,000 metric tons or more per year) of greenhouse gases (GHG) must report GHG generation to comply with the EPA’s Mandatory Greenhouse Gases Reporting Rule (GHG Rule). The Company files annual reports in accordance with the GHG Rule relating to operations at its four cement plants in Texas and California, as well as its Magnesia Specialties facilities in Woodville, Ohio, and Manistee, Michigan, each of which emit certain GHG, including carbon dioxide, methane and nitrous oxide. If Congress passes additional legislation on GHG, these operations will likely be subject to the new program. The Company believes that any increased operating costs or taxes related to GHG emission limitations at its cement or Woodville operations would be passed on to its customers. The Manistee facility may have to absorb extra costs due to the regulation of GHG emissions in order to maintain competitive pricing in its markets. The Company cannot reasonably predict how much those increased costs may be.

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

FINANCIAL OVERVIEW

In 2021, the Company achieved its tenth consecutive year of growth for products and services revenues, consolidated adjusted gross profit, Adjusted EBITDA and adjusted earnings per diluted share. This section presents metrics for continuing operations.

Results of Operations

The discussion and analysis that follow reflect management’s assessment of the financial condition and results of operations (MD&A) of the Company and should be read in conjunction with the audited consolidated financial statements. As discussed in more detail, the Company’s operating results are highly dependent upon activity within the construction marketplace, economic cycles within the public and private business sectors and seasonal and other weather-related conditions. Accordingly, financial results for any year presented, or year-to-year comparisons of reported results, may not be indicative of future operating results. As permitted by the Securities and Exchange Commission (SEC) under the FAST Act Modernization and Simplification of Regulation S-K, the Company has elected to omit the discussion of the earliest period (2019) presented as it was included in its MD&A in its 2020 Form 10-K filed on February 19, 2021, incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” thereto.

The Company’s Building Materials business generated the majority of consolidated total revenues and earnings from continuing operations. The following comparative analysis and discussion should be read within this context. Further, sensitivity analysis and certain other data are provided to enhance the reader’s understanding of MD&A and are not intended to be indicative of management’s judgment of materiality.

SOAR to a Sustainable Future	Form 10-K ♦ Page 49

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated operating results and operating results as a percentage of total revenues are as follows:

years ended December 31 (in millions, except for % of total revenues)	2021	% of Total revenues	2020	% of Total revenues
Product and services revenues	$5,084.7		$4,432.1
Freight revenues	329.3		297.8
Total Revenues	5,414.0	100.0	4,729.9	100.0
Cost of revenues - products and services	3,735.7		3,175.6
Cost of revenues - freight	329.9		301.5
Total cost of revenues	4,065.6	75.1	3,477.1	73.5
Gross Profit	1,348.4	24.9	1,252.8	26.5
Selling, general and administrative expenses	351.0	6.5	305.9	6.5
Acquisition-related expenses	57.9		1.3
Other operating income, net	(34.3)		(59.8)
Earnings from Operations	973.8	18.0	1,005.4	21.3
Interest expense	142.7		118.1
Other nonoperating income, net	(24.4)		(2.0)
Earnings from continuing operations before income tax expense	855.5		889.3
Income tax expense	153.2		168.2
Earnings from continuing operations	702.3	13.0	721.1	15.2
Earnings from discontinued operations, net of income tax expense	0.5		—
Consolidated net earnings	702.8		721.1
Less: Net earnings attributable to noncontrolling interests	0.3		0.1
Net Earnings Attributable to Martin Marietta	$702.5	13.0	$721.0	15.2

Consolidated Adjusted EBITDA

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization, the earnings/loss from nonconsolidated equity affiliates, acquisition-related expenses; and the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by generally accepted accounting principles and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance. Since Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to consolidated Adjusted EBITDA:

years ended December 31
(in millions)	2021	2020
Net earnings from continuing operations attributable to Martin Marietta	$702.0	$721.0
Add back:
Interest expense, net of interest income	142.4	117.6
Income tax expense for controlling interests	153.1	168.2
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	442.5	386.0
Acquisition-related expenses	57.9	––
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	30.6	––
Consolidated Adjusted EBITDA	$1,528.5	$1,392.8

Form 10-K ♦ Page 50	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mix-Adjusted Average Selling Price

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

years ended December 31
(in millions)	2021	2020
East Group - Aggregates:
Reported average selling price	$15.56	$15.31
Adjustment for unfavorable impact of product, geographic and other mix	0.18
Mix-adjusted ASP	$15.74

Reported average selling price variance	1.6%
Mix-adjusted ASP variance	2.7%

West Group - Aggregates:
Reported average selling price	$14.25	$13.82
Adjustment for favorable impact of product, geographic and other mix	(0.06)
Mix-adjusted ASP	$14.19

Reported average selling price variance	3.1%
Mix-adjusted ASP variance	2.6%

Total Aggregates:
Reported average selling price	$15.08	$14.77
Adjustment for unfavorable impact of product, geographic and other mix	0.09
Mix-adjusted ASP	$15.17

Reported average selling price variance	2.1%
Mix-adjusted ASP variance	2.7%

Cement - Continuing Operations:
Reported average selling price	$122.14	$113.88
Adjustment for favorable impact of product, geographic and other mix	(1.50)
Mix-adjusted ASP	$120.64

Reported average selling price variance	7.3%
Mix-adjusted ASP variance	5.9%

SOAR to a Sustainable Future	Form 10-K ♦ Page 51

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Revenues

The following table presents revenues data for the Company and its reportable segments by product line for each of the years ended December 31, 2021 and 2020.

years ended December 31
(in millions)	2021	2020
Building Materials business:
Products and services
East Group:
Aggregates	$2,011.0	$1,826.6
Asphalt	167.9	—
Less: Interproduct revenues	(17.3)	—
East Group Total	2,161.6	1,826.6
West Group:
Aggregates	1,047.5	942.7
Cement	494.5	452.5
Ready mixed concrete	1,145.8	952.1
Asphalt and paving services	346.3	331.7
Less: Interproduct revenues	(385.7)	(294.4)
West Group Total	2,648.4	2,384.6
Products and services	4,810.0	4,211.2
Freight	305.3	276.0
Total Building Materials business	5,115.3	4,487.2
Magnesia Specialties:
Products	274.7	220.9
Freight	24.0	21.8
Total Magnesia Specialties	298.7	242.7
Total consolidated revenues	$5,414.0	$4,729.9

Gross Profit

The following table presents gross profit and gross margin data for the Company by product line for the years ended December 31, 2021 and 2020.

	2021		2020
years ended December 31 (dollars in millions)	Amount	% of Revenues	Amount	% of Revenues
Building Materials business:
Aggregates	$904.8	29.6%	$848.5	30.6%
Cement	157.0	31.8%	170.9	37.8%
Ready mixed concrete	95.6	8.3%	79.6	8.4%
Asphalt and paving services	79.2	15.4%	60.4	18.2%
Products and services	1,236.6	25.7%	1,159.4	27.5%
Freight	3.3	NM	0.4	NM
Total Building Materials business	1,239.9	24.2%	1,159.8	25.8%
Magnesia Specialties:
Products and services	110.4	40.2%	89.6	40.6%
Freight	(3.9)	NM	(4.1)	NM
Total Magnesia Specialties	106.5	35.6%	85.5	35.2%
Corporate	2.0	NM	7.5	NM
Total consolidated gross profit	$1,348.4	24.9%	$1,252.8	26.5%

Form 10-K ♦ Page 52	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents a rollforward of the Company’s consolidated gross profit:

years ended December 31 (in millions)	2021	2020
Consolidated gross profit, prior year	$1,252.8	$1,179.0
Organic Aggregates:
Pricing	82.8	81.8
Volume	64.6	(36.8)
Operational performance[1]	(77.3)	(4.4)
Change in organic aggregates gross profit	70.1	40.6
Organic cement and downstream operations products and services	(14.4)	38.0
Magnesia Specialties products	20.8	(9.8)
Corporate	(5.5)	4.5
Acquisitions[2]	21.5	—
Freight	3.1	0.5
Change in consolidated gross profit	95.6	73.8
Consolidated gross profit, current year	$1,348.4	$1,252.8
[1] Inclusive of cost increases/decreases, product and geographic mix and other operating impacts.
[2] Inclusive of a $30.6 million charge for selling acquired inventory after markup to fair value as part of acquisition accounting.

The increase in Building Materials business gross profit in 2021 compared with 2020 is primarily attributable to increased pricing, favorable weather conditions that extended 2021 construction activity and the accretive impacts of acquisitions, partially offset by higher energy and raw material costs. The increase in gross profit in Magnesia Specialties is driven by robust domestic and global demand, partially offset by higher energy, raw material and contract services costs.

Corporate gross profit includes intercompany royalty and rental revenue and expenses, depreciation and unallocated operational expenses excluded from the Company’s evaluation of business segment performance.

Aggregates. The average selling price per ton for aggregates was $15.08 and $14.77 for 2021 and 2020, respectively.

Aggregates average selling price increases compared to the prior year are as follows:

years ended December 31	2021	2020
East Group	1.6%	3.8%
West Group	3.1%	1.7%
Total aggregates operations[1]	2.1%	3.1%
Organic aggregates operations	2.9%	3.1%
[1]	Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates pricing improved 2.1%, or 2.7% on a mix-adjusted basis, compared with 2020. The East Group reported a modest increase of 1.6% resulting from more shipments of lower-priced base stone as well as the acquired Tiller operations having selling prices lower than the company average. West Group pricing increased 3.1%, or 2.6% on a mix-adjusted basis, compared with 2020, reflecting more long-haul shipments from higher-priced distribution yards.

The following presents aggregates shipments for each reportable segment of the Building Materials business:

years ended December 31
Tons (in millions)	2021	2020
East Group	128.5	118.7
West Group	72.7	67.8
Total aggregates operations[1]	201.2	186.5
[1]	Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

SOAR to a Sustainable Future	Form 10-K ♦ Page 53

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aggregates shipments sold to external customers and internal tons used in other product lines are as follows:

.

years ended December 31
Tons (in millions)	2021	2020
Tons to external customers	184.2	173.9
Internal tons used in other product lines	17.0	12.6
Aggregates tons	201.2	186.5

Aggregates volume variance compared to the prior year by reportable segment is as follows:

years ended December 31	2021	2020
East Group	8.3%	(3.0%)
West Group	7.2%	(1.4%)
Total aggregates operations[1]	7.9%	(2.4%)
Organic aggregates operations	3.8%	(2.5%)

1Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates volume increased in 2021, benefitting from contributions from acquired operations and robust construction activity across all three primary end-use markets.

Cement, Ready Mixed Concrete, Asphalt and Paving Services. Average selling prices for cement, ready mixed concrete and asphalt are as follows:

years ended December 31	2021	2020
Cement – per ton	$122.14	$113.88
Ready mixed concrete – per cubic yard	$115.14	$113.57
Asphalt – per ton	$49.96	$48.00

Unit shipments for cement, ready mixed concrete and asphalt are as follows:

years ended December 31 (in millions)	2021	2020
Cement:
Tons to external customers	2.5	2.7
Internal tons used in ready mixed concrete	1.5	1.3
Total cement tons	4.0	4.0

Ready mixed concrete – cubic yards	10.0	8.4

Asphalt:
Tons to external customers	5.1	0.8
Internal tons used in paving operations	2.0	2.5
Total asphalt tons	7.1	3.3

Cement shipments increased slightly in 2021 versus prior year, continuing to reflect strong demand in North and South Texas, with improving energy-sector demand.  Organic cement pricing improved 7.3%, or 5.9% on a mix-adjusted basis, compared with the prior year, reflecting favorable Texas market dynamics. Cement product gross margin declined 600 basis points as higher energy, maintenance and raw materials costs outpaced shipment and pricing gains.

Ready mixed concrete pricing improved 1.4% and shipment volume increased 18.8% in 2021, reflecting robust demand in Texas and contributions from the Lehigh West Region operations. In 2021, asphalt pricing increased 4.1% and volumes improved 113.3%, attributable to shipments from the acquired Tiller and Lehigh West Region operations, offset by weather-impeded shipments for the majority of the year and liquid supply disruptions in Colorado.

Form 10-K ♦ Page 54	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Magnesia Specialties. In 2021, Magnesia Specialties reported total revenues of $298.7 million, gross profit of $106.5 million and earnings from operations of $90.8 million, representing increases of 23%, 24% and 28%, respectively, compared with 2020. The increase in 2021 compared with prior year is reflective of strong domestic and global demand for chemical and lime products which rebounded from 2020 COVID-impacted levels.

Selling, General and Administrative Expenses

SG&A expenses for 2021 and 2020 were 6.5% of total revenues. The $45.1 million increase in total expense is primarily driven by incremental SG&A related to acquired operations, higher stock compensation expense and the impacts of higher salary costs.

Acquisition-Related Expenses

Acquisition-related expenses of $57.9 million were incurred in 2021, primarily associated with the Tiller and Lehigh West Region acquisitions.

Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. These net amounts represented income of $34.3 million in 2021 and $59.8 million in 2020. For 2021, other operating income, net included $21.6 million of nonrecurring gains on land sales and divested assets driven primarily by the sale of the Company’s former corporate headquarters land and buildings. The 2020 amount included $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas. These gains were recorded in the West Group. These asset sales collectively generated net cash proceeds of $122.8 million.

Earnings from Operations

Consolidated earnings from operations were $973.8 million and $1.01 billion in 2021 and 2020, respectively.

Interest Expense

Interest expense was $142.7 million in 2021 and $118.1 million in 2020. The increase reflected higher average outstanding debt during 2021 compared with 2020, as the Company issued $2.5 billion of publicly traded debt in July 2021 to help finance acquisition activity.

Other Nonoperating (Income) and Expenses, Net

Other nonoperating (income) and expenses, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Consolidated other nonoperating income and expenses, net, was income of $24.4 million in 2021 and income of $2.0 million in 2020. The 2021 amount reflected a $19.4 million reduction in pension expense compared with 2020.  The Company financed $7.7 million and $11.4 million of third-party railroad track maintenance expense in 2021 and 2020, respectively.

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

The Company’s estimated effective income tax rate for the years ended December 31, 2021 and 2020 was 17.9% and 18.9%, respectively.

SOAR to a Sustainable Future	Form 10-K ♦ Page 55

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The effective income tax rates for 2021 and 2020 included a $9.7 million and a $14.2 million discrete benefit, respectively, from financing third-party railroad track maintenance.  In exchange, the Company received a federal income tax credit and deduction.
Discontinued Operations

The Company classified the cement and California ready mixed concrete businesses acquired as part of Lehigh West Region as assets held for sale and discontinued operations for 2021.  The collective businesses generated income of $0.5 million, net of expenses associated with the planned disposal, the impact of selling acquired inventory after its step up to fair value as part of acquisition accounting and income tax expense.

Net Earnings Attributable to Martin Marietta and Earnings Per Diluted Share

Net earnings from continuing operations attributable to Martin Marietta were $702.0 million, or $11.22 per diluted share, for 2021 and $721.0 million, or $11.54 per diluted share, for 2020.

Liquidity and Cash Flows

Operating Activities

Generally, the Company’s primary source of liquidity is cash generated from operating activities. Operating cash flow is substantially derived from consolidated net earnings, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Cash provided by operations was $1.14 billion in 2021 and $1.05 billion in 2020. The primary driver of the increase in cash provided by operations in 2021 was higher earnings before noncash gains and expenses.

Depreciation, depletion and amortization expense were as follows:

years ended December 31 (in millions)	2021	2020
Depreciation	$362.2	$336.8
Depletion	46.0	35.9
Amortization	38.3	17.0
Total	$446.5	$389.7

Form 10-K ♦ Page 56	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

Net cash used for investing activities was $3.47 billion in 2021 and $409.7 million in 2020. The increase reflected $3.11 billion used to consummate acquisitions during 2021 versus $65.1 million for acquisitions in 2020.

Cash paid for property, plant and equipment additions was $423.1 million in 2021 and $359.7 million in 2020.

Pretax proceeds from divestitures and sales of the Company’s former headquarters land and buildings, nonoperating land and equipment were $42.8 million in 2021 and $142.3 million in 2020. The prior-year amount included divestitures of investment land and assets in Austin, Texas; Riverside, California; and Augusta, Kansas.

Financing Activities

Net cash provided by financing activities was $2.29 billion in 2021 and net cash used was $357.0 million for 2020. The 2021 cash provided reflected the issuance of $2.50 billion in publicly traded debt, primarily to finance acquisitions.  In 2020, the Company made net debt repayments of long-term debt of $149.0 million.

For the years ended December 31, 2021 and 2020, the Board of Directors approved total cash dividends on the Company’s common stock of $2.36 per share and $2.24 per share, respectively. Total cash dividends paid were $147.8 million in 2021 and $140.3 million in 2020.

In 2020, the Company repurchased 0.2 million shares of its common stock for a total cost of $50.0 million, or $237.40 per share.

Capital Structure and Resources

Long-term debt, including current maturities, was $5.10 billion at December 31, 2021, and was predominantly in the form of publicly-issued long-term notes and debentures.

On July 2, 2021, the Company issued $700.0 million aggregate principal amount of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes), $900.0 million aggregate principal amount of 2.400% Senior Notes due 2031 (the 2.400% Senior Notes) and $900.0 million aggregate principal amount of 3.200% Senior Notes due 2051 (the 3.200% Senior Notes), pursuant to a base indenture, dated as of May 22, 2017 (the Base Indenture), as amended and supplemented from time to time, including by the Fourth Supplemental Indenture, dated as of July 2, 2021 and, together with the Base Indenture (the Indenture) between the Company and Regions Bank, as trustee, governing these notes. On the consolidated balance sheets, these notes are carried net of original issue discount, which will be amortized using the effective interest method over the lives of the issues. The Company used the net proceeds of the 2.400% Senior Notes, the 3.200% Senior Notes and the 0.650% Senior Notes to pay the consideration for the acquisition of the Lehigh West Region business, and for general corporate purposes. See Note D to the financial statements for more information on the Lehigh West Region acquisition, which was consummated on October 1, 2021.

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

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). In September 2021, the Company extended the maturity of the Trade Receivable Facility to September 21, 2022. The Trade Receivable Facility is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.  There were no outstanding borrowings on the Trade Receivable Facility as of December 31, 2021.

The Company has an $800.0 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2026. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve month period (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that

SOAR to a Sustainable Future	Form 10-K ♦ Page 57

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2021.

Total equity was $6.54 billion at December 31, 2021. At that date, the Company had an accumulated other comprehensive loss of $97.6 million, primarily resulting from the unrecognized actuarial loss related to pension benefits.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. As of December 31, 2021, the Company had 13.5 million shares remaining under the repurchase authorization. Future share repurchases are at the discretion of management.

At December 31, 2021, the Company had $258.4 million in unrestricted cash and short-term investments that are considered cash equivalents. The Company manages its cash and cash equivalents to ensure short-term operating cash needs are met and excess funds are managed efficiently. The Company funds shortages in operating cash through credit facilities. The Company utilizes excess cash to either pay-down credit facility borrowings or invest in money market funds, money market demand deposit accounts or offshore time deposit accounts. Money market demand deposits and offshore time deposit accounts are exposed to bank solvency risk. Money market demand deposit accounts are FDIC insured up to $250,000. The Company’s investments in bank funds generally exceed the FDIC insurance limit.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. Borrowings under the Revolving Facility are unsecured and may be used for general corporate purposes. The Company’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. At December 31, 2021, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility.

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

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020 and provides liquidity support for businesses.  The CARES Act allowed the Company to defer the payment of the 6.2% employer share of Social Security taxes for the period from March 27, 2020 through December 31, 2020.  The Company deferred payment of $27.6 million under this provision.  Half of the deferred obligation was paid December 31, 2021 and the remaining half is due December 31, 2022.  There will be no interest assessed on amounts deferred.

Contractual and Off Balance Sheet Obligations

Postretirement medical benefits will be paid from the Company’s assets. The obligation, if any, for retiree medical payments is subject to the terms of the plan. At December 31, 2021, the Company’s recorded benefit obligation related to these benefits totaled $11.4 million.

The Company has other retirement benefits related to pension plans. At December 31, 2021, the fair value of the qualified pension plans’ assets exceeded the projected benefit obligation by $179.0 million. The Company estimates that it will make contributions of $75.0 million to qualified pension plans in 2022. Any contributions beyond 2022 are currently undeterminable and will depend on the investment return on the related pension assets. However, management’s practice is to fund at least the service cost annually. At December 31, 2021, the Company had a total obligation of $114.2 million related to unfunded nonqualified pension plans and expects to make contributions of $18.5 million to these plans in 2022.

At December 31, 2021, the Company had $5.6 million accrued for uncertain tax positions, including interest of $0.2 million. Such liabilities may become payable if the tax positions are not sustained upon examination by a taxing authority.

In connection with normal, ongoing operations, the Company enters into market-rate leases for property, plant and equipment and royalty commitments principally associated with leased land and mineral reserves. Additionally, the Company

Form 10-K ♦ Page 58	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

enters into equipment rentals to meet shorter-term, nonrecurring and intermittent needs. At December 31, 2021, the Company had $433.3 million in operating lease obligations and $204.4 million in finance lease obligations, representing the present value of future payments.  The Company also had $29.5 million of lease obligations classified as held for sale. The imputed interest on operating and finance lease obligations was $202.6 million. Management anticipates that, in the ordinary course of business, the Company will enter into additional royalty agreements for land and mineral reserves during 2022. As permitted, short-term leases are excluded from ASC 842 requirements and future noncancelable obligations for these leases as of December 31, 2021 are immaterial.

As of December 31, 2021, future interest payable on the Company’s publicly traded debt through the various maturity dates was $2.31 billion.  The Company had obligations related to contracts of affreightment not accounted for as a lease and royalty agreements totaling $162.5 million and $145.9 million, respectively, as of December 31, 2021. The Company had purchase commitments for property, plant and equipment of $101.7 million as of December 31, 2021. The Company also had other purchase obligations related to energy and service contracts which totaled $194.7 million as of December 31, 2021.

Contingent Liabilities and Commitments

The Company has entered into standby letter of credit agreements relating to certain insurance claims, contract performance and permit requirements. At December 31, 2021, the Company had contingent liabilities guaranteeing its own performance under these outstanding letters of credit of $17.2 million.

In the normal course of business, at December 31, 2021, the Company was contingently liable for $419.7 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

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

Impairment Review of Goodwill

Goodwill is required to be tested annually for impairment. An interim review is performed between annual tests if facts and circumstances indicate a potential impairment. The impairment review of goodwill is a critical accounting estimate because goodwill represented 24% (excluding goodwill allocated to assets held for sale) of the Company’s total assets at December 31, 2021; the review requires management to apply judgment and make key assumptions; and an impairment charge could be material to the Company’s financial condition and results of operations. The Company performs its impairment evaluation as of October 1, which represents the annual evaluation date.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 59

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

For the 2021 annual impairment evaluation, the Company performed a Step-0 analysis for all reporting units and concluded that it is more-likely-than-not that the reporting units’ fair values exceed their carrying values.

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
•

Amortization of Prior Service Cost and Actuarial Gains and Losses, which represents components that are recognized over time rather than immediately. Prior service cost represents credit given to employees for years of service already accrued, of which there is an insignificant amount at December 31, 2021. Actuarial gains and losses arise from changes in assumptions regarding future events, a change in the benefit obligation resulting from experience different from assumed or when actual returns on pension assets differ from expected returns. At December 31, 2021, the unrecognized actuarial loss was $166.2 million. Pension accounting rules currently allow companies to amortize the portion of the unrecognized actuarial loss that represents more than 10% of the greater of the projected benefit obligation or pension plan assets, using the average remaining service life for the amortization period. Therefore, the $166.2 million unrecognized actuarial loss consisted of $46.2 million currently subject to amortization in 2022 and $120.0 million not subject to amortization in 2022.

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

•	The mortality table and mortality improvement scale represent published statistics on the expected lives of people.

Form 10-K ♦ Page 60	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The rate of increase in future compensation levels is used to project the pay-related pension benefit formula and should estimate actual future compensation levels.

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. The Company selected a hypothetical portfolio of Moody’s Aa bonds, with maturities that match the benefit obligations, to determine the discount rate. At December 31, 2021, the Company selected a discount rate assumption of 3.23%, a 7-basis-point increase compared with the prior-year assumption. Of the four key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the annual pension expense and the projected benefit obligation.

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

(in millions)	Expected Return on Pension Assets	Actual Return on Pension Assets
2021	$70.5	$121.7
2020	$58.4	$127.7

The difference between the expected return and the actual return on pension assets is included in actuarial gains and losses, which are amortized into annual pension expense as previously described.

At December 31, 2021 and 2020, the Company estimated the remaining lives of participants in the pension plans using the Society of Actuaries’ Pri-2012 Base Mortality Table. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants, both adjusted to reflect the historical experience of the Company’s participants. The Company selected the MP-2020 scale for mortality improvement at December 31, 2021 and 2020.

Assumptions are selected on December 31 to calculate the succeeding year’s expense.

The assumptions selected at December 31, 2021 were as follows:

Discount rate	3.23%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	10 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2020

Using these assumptions, pension benefit obligation as of December 31, 2021 was $1.14 billion and 2022 pension expense is expected to be approximately $10.7 million based on current demographics and structure of the plans. Changes in the underlying assumptions would have the following estimated impact on the obligation and expected expense:

•	A 25-basis-point change in the discount rate would have changed the December 31, 2021 pension benefit obligation by approximately $41.7 million.
•	A 25-basis-point change in the discount rate would change the 2022 expected expense by approximately $2.9 million.
•	A 25-basis-point change in the expected long-term rate of return on assets would change the 2022 expected expense by approximately $3.0 million.

The Company made pension plan contributions of $82.8 million in 2021 and $423.3 million during the five-year period ended December 31, 2021. In total, the Company’s pension plans are overfunded (fair value of plan assets exceeds the projected benefit obligation) by $64.8 million at December 31, 2021. The Company’s projected benefit obligation was $1.14 billion at

SOAR to a Sustainable Future	Form 10-K ♦ Page 61

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2021, an increase of $23.6 million, or 2%, versus the prior year. The Company expects to make pension plan and SERP contributions of $93.5 million in 2022, of which $75.0 million are voluntary.

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

Form 10-K ♦ Page 62	SOAR to a Sustainable Future

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

Level 3 fair values are used to value acquired mineral reserves and mineral interests produced and sold as final products, and separately-identifiable intangible assets. The fair values are determined using an excess earnings approach, which requires significant judgment to estimate future cash flows, net of capital investments in the specific operation and contributory asset charges. The estimate of future cash flows is based on available historical information and future expectations and assumptions determined by management, but is inherently uncertain. Significant assumptions used to estimate future cash flows include changes in forecasted revenues based on sales price and shipment volumes as well as forecasted expenses inclusive of production costs and capital needs. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would require if purchasing the acquired business, with an adjustment for the risk of these assets not generating the projected cash flows.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 63

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property, Plant and Equipment

Net property, plant and equipment represented 44% (excluding the amount allocated to assets held for sale) of total assets at December 31, 2021. Accordingly, accounting for these assets represents a critical accounting policy. Useful lives of the assets can vary depending on factors, including production levels, geographic location, portability and maintenance practices. Additionally, climate and inclement weather can reduce the useful life of an asset. Historically, the Company has not recognized significant losses on the disposal or retirement of fixed assets.

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

Form 10-K ♦ Page 64	SOAR to a Sustainable Future

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

The Company uses proven and probable reserves as the denominator in its units-of-production calculation to record depletion expense for its mineral reserves and mineral interests. For 2021, depletion expense was $46.0 million.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 65

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

These forward-looking statements are subject to risks and uncertainties, and are based on assumptions that may be materially different from actual results, and include, but are not limited to:

•	the ability of the Company to face challenges, including those posed by the COVID-19 pandemic and implementation of any such related response plans;
•	the fluctuations in COVID-19 cases in the United States and the extent that geography of outbreak primarily matches the regions in which the Company’s Building Materials business principally operates;
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

•

the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, California, North Carolina, Georgia, Minnesota Iowa, Florida, Indiana and Maryland;

Form 10-K ♦ Page 66	SOAR to a Sustainable Future

Part II  ♦  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget;
•	the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures;
•	levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases;
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

•

the volatility of fuel costs and energy, particularly diesel fuel, electricity, natural gas and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas;

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

•	changes in tax laws, the interpretation of such laws and/or administrative practices, including acquisitions and divestitures, that would increase the Company’s tax rate;
•	violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability;
•	downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations;
•	the possibility of a reduction of the Company’s credit rating to non-investment grade; and
•	other risk factors listed from time to time found in the Company’s filings with the SEC.

SOAR to a Sustainable Future	Form 10-K ♦ Page 67

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

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and other filings made with the SEC.  All of the Company’s forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company.  All forward-looking statements are made as of the date of filing or publication and we assume no obligation to update any such forward-looking statements.

Form 10-K ♦ Page 68	SOAR to a Sustainable Future

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

Demand in the residential construction market is affected by interest rates. During 2021, the Federal Reserve lowered the federal funds rate, and at December 31, 2021, the rate was 0.07%. The residential construction market accounted for approximately 25% of the Company’s organic aggregates shipments in 2021.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates.

Variable-Rate Borrowing Facilities

At December 31, 2021, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility.  Borrowings under these facilities bear interest at a variable interest rate. As of December 31, 2021, the Company did not have any outstanding variable-rate debt.  However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

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

Energy Costs

Energy costs, including diesel fuel, natural gas, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their energy requirements. A hypothetical 10% change in the Company’s energy prices in 2022 as compared with 2021, assuming constant volumes, would change 2022 energy expense by $33.3 million.

Commodity Risk

Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that product prices will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations. A hypothetical 10% change in sales price of the cement product line would impact cement product line revenues by $49.4 million.

Cement is a key raw material in the production of ready mixed concrete. The Company may be unable to pass along increases in the costs of cement and raw materials to customers in the form of price increases for the Company’s products. A hypothetical 10% change in cement costs in 2022 compared with 2021, assuming constant volumes, would change the ready mixed concrete product line cost of sales by $31.5 million. While increases in cement pricing may negatively impact the profitability of the ready mixed concrete operations, the cement business would benefit, although the positive impact may not reflect a direct correlation to the impact to the ready mix business.

SOAR to a Sustainable Future	Form 10-K ♦ Page 69

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information required in response to this Item 8 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included as Item 7 of this Form 10-K.

Form 10-K ♦ Page 70	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Statement of Responsibility and Management’s Report on Internal Control over Financial Reporting

Management’s Statement of Responsibility

The management of Martin Marietta Materials, Inc. (the Company or Martin Marietta) is responsible for the consolidated financial statements, the related financial information contained in this Form 10-K and the establishment and maintenance of adequate internal control over financial reporting. The consolidated balance sheets for Martin Marietta, at December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2021, include amounts based on estimates and judgments and have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

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

Management’s Report on Internal Control over Financial Reporting

The management of Martin Marietta is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the 2013 framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Management has excluded certain elements of the internal control over financial reporting of Lehigh Hanson, Inc.’s West Region business (Lehigh West Region) and Tiller Corporation (Tiller) from its assessment of the Company’s internal control over financial reporting as of December 31, 2021 because these businesses were acquired by the Company in purchase business combinations during 2021. Subsequent to the acquisitions, certain elements of Lehigh West Region and Tiller’s  internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The excluded elements represent controls for $274.8 million of consolidated assets and $401.2 million of consolidated total revenues, of which $79.2 million is presented in earnings from discontinued operations, net of income tax expense, as of and for the year ended December 31, 2021.

The consolidated financial statements of the Company as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears on the following pages.

C. Howard Nye, Chairman, President and Chief Executive Officer	James A. J. Nickolas, Senior Vice President and Chief Financial Officer

February 22, 2022

SOAR to a Sustainable Future	Form 10-K ♦ Page 71

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Martin Marietta Materials, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Martin Marietta Materials, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Lehigh Hanson, Inc.’s West Region Business (Lehigh West Region) and Tiller Corporation from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. Subsequent to the acquisitions, certain elements of Lehigh West Region and Tiller Corporation’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. We have also excluded these elements of the internal control over financial reporting of Lehigh West Region and Tiller Corporation from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls for $274.8 million of consolidated assets and $401.2 million of the consolidated revenues, of which $79.2 million is presented in earnings from discontinued operations, net of income tax expense, as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with

Form 10-K ♦ Page 72	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

Acquisition of Lehigh Hanson Inc.’s West Region Business – Valuation of Mineral Reserves and Intangible Assets Related to Operating Permits and Customer Relationships

As described in Note D to the consolidated financial statements, on October 1, 2021, the Company completed the acquisition of Lehigh West Region for $2.28 billion, which resulted in $332.0 million of mineral reserves and $551.0 million of intangible assets being recorded. The identifiable intangible assets were comprised of operating permits of $410.5 million ($237.0 million held for sale as of December 31, 2021) and customer relationships of $140.5 million ($27.9 million held for sale as of December 31, 2021). As disclosed by management, the fair values of acquired mineral reserves and intangible assets are determined using an excess earnings approach, which requires significant judgment to estimate future cash flows based on available historical information and future expectations, as well as significant assumptions, which include forecasted revenue based on sales price and shipment volumes and forecasted expenses inclusive of production costs and capital needs.

The principal considerations for our determination that performing procedures relating to the valuation of mineral reserves and intangible assets related to operating permits and customer relationships in the acquisition of Lehigh West Region is a critical audit matter are the significant judgment by management when developing the estimated fair values of these acquired assets, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to forecasted revenue. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the mineral reserves, operating permits and customer relationships and the development of the significant assumption related to forecasted revenue. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair values of mineral reserves, operating permits and customer relationships. Testing management's process included evaluating the appropriateness of the excess earnings approach, testing the completeness and accuracy of data used by management, and evaluating the reasonableness of the significant assumption related to forecasted revenue. Evaluating the reasonableness of the significant assumption related to forecasted revenue involved considering the (i) past performance of the acquired business; (ii) historical growth rates of the Company; and (iii) historical results of peer companies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the excess earnings approach.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 22, 2022

We have served as the Company’s auditor since 2016.

SOAR to a Sustainable Future	Form 10-K ♦ Page 73

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Financial Statements

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2021	2020	2019
Products and services revenues	$5,084.7	$4,432.1	$4,422.3
Freight revenues	329.3	297.8	316.8
Total Revenues	5,414.0	4,729.9	4,739.1
Cost of revenues - products and services	3,735.7	3,175.6	3,239.1
Cost of revenues - freight	329.9	301.5	321.0
Total cost of revenues	4,065.6	3,477.1	3,560.1
Gross Profit	1,348.4	1,252.8	1,179.0
Selling, general and administrative expenses	351.0	305.9	302.7
Acquisition-related expenses, net	57.9	1.3	0.5
Other operating income, net	(34.3)	(59.8)	(9.1)
Earnings from Operations	973.8	1,005.4	884.9
Interest expense	142.7	118.1	129.3
Other nonoperating (income) and expenses, net	(24.4)	(2.0)	7.3
Earnings from continuing operations before income tax expense	855.5	889.3	748.3
Income tax expense	153.2	168.2	136.3
Earnings from continuing operations	702.3	721.1	612.0
Earnings from discontinued operations, net of income tax expense	0.5	—	—
Consolidated net earnings	702.8	721.1	612.0
Less: Net earnings attributable to noncontrolling interests	0.3	0.1	0.1
Net Earnings Attributable to Martin Marietta	$702.5	$721.0	$611.9

Net Earnings Attributable to Martin Marietta Per Common Share (see Note A)
Basic from continuing operations attributable to common shareholders	$11.25	$11.56	$9.77
Basic from discontinued operations attributable to common shareholders	0.01	—	—
	$11.26	$11.56	$9.77

Diluted from continuing operations attributable to common shareholders	$11.21	$11.54	$9.74
Diluted from discontinued operations attributable to common shareholders	0.01	—	—
	$11.22	$11.54	$9.74
Weighted-Average Common Shares Outstanding
Basic	62.4	62.3	62.5
Diluted	62.6	62.4	62.7

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 74	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Comprehensive Earnings

years ended December 31 (in millions)	2021	2020	2019
Consolidated Net Earnings	$702.8	$721.1	$612.0
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and postretirement plans:
Net gain (loss) arising during period, net of tax of $16.8, $(8.7) and $(4.8), respectively	51.3	(26.6)	(14.5)
Amortization of prior service credit, net of tax of $0.0, $0.0 and $(0.2), respectively	—	(0.1)	(0.6)
Amortization of actuarial loss, net of tax of $2.9, $3.6 and $3.8, respectively	9.2	10.7	11.7
Amount recognized in net periodic pension cost due to settlement, net of tax of $0.0, $0.9 and $0.0, respectively	—	2.8	—
	60.5	(13.2)	(3.4)
Foreign currency translation gain	0.3	0.6	1.2
	60.8	(12.6)	(2.2)
Consolidated comprehensive earnings	763.6	708.5	609.8
Less: Comprehensive earnings attributable to noncontrolling interests	0.3	0.1	0.1
Comprehensive Earnings Attributable to Martin Marietta	$763.3	$708.4	$609.7

The accompanying Notes to the Financial Statements are an integral part of these statements.

SOAR to a Sustainable Future	Form 10-K ♦ Page 75

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Balance Sheets

December 31 (in millions, except par value data)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$258.4	$207.3
Restricted cash	0.5	97.1
Accounts receivable, net	774.0	575.1
Inventories, net	752.6	709.0
Current assets held for sale	102.2	9.8
Other current assets	137.9	70.0
Total Current Assets	2,025.6	1,668.3
Property, plant and equipment, net	6,338.0	5,242.3
Goodwill	3,494.4	2,414.0
Other intangibles, net	1,065.0	508.0
Operating lease right-of-use assets, net	426.7	453.0
Noncurrent assets held for sale	616.9	—
Other noncurrent assets	426.4	295.2
Total Assets	$14,393.0	$10,580.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$356.2	$207.8
Accrued salaries, benefits and payroll taxes	86.6	82.6
Accrued other taxes	58.4	45.4
Accrued interest	48.0	18.3
Operating lease liabilities	53.9	48.6
Current liabilities held for sale	7.5	0.3
Other current liabilities	142.0	96.3
Total Current Liabilities	752.6	499.3
Long-term debt	5,100.8	2,625.8
Deferred income taxes, net	895.3	781.5
Noncurrent operating lease liabilities	379.4	410.4
Noncurrent liabilities held for sale	53.5	—
Other noncurrent liabilities	673.8	370.5
Total Liabilities	7,855.4	4,687.5
Equity:
Common stock ($0.01 par value; 100.0 shares authorized; 62.4 and 62.3 shares outstanding at December 31, 2021 and 2020, respectively)	0.6	0.6
Preferred stock ($0.01 par value; 10.0 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,470.4	3,440.8
Accumulated other comprehensive loss	(97.6)	(158.4)
Retained earnings	3,161.9	2,607.7
Total Shareholders’ Equity	6,535.3	5,890.7
Noncontrolling interests	2.3	2.6
Total Equity	6,537.6	5,893.3
Total Liabilities and Equity	$14,393.0	$10,580.8

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 76	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Cash Flows

years ended December 31 (in millions)	2021	2020	2019
Cash Flows from Operating Activities:
Consolidated net earnings	$702.8	$721.1	$612.0
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	451.7	393.5	371.5
Stock-based compensation expense	43.0	30.0	34.1
Gains on divestitures and sales of assets	(21.7)	(73.0)	(3.1)
Deferred income taxes, net	92.2	43.8	29.4
Other items, net	(14.9)	2.1	8.6
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(194.4)	6.1	(50.4)
Inventories, net	73.2	(19.3)	(27.7)
Accounts payable	109.8	(34.0)	25.9
Other assets and liabilities, net	(104.0)	(20.2)	(34.2)
Net Cash Provided by Operating Activities	1,137.7	1,050.1	966.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(423.1)	(359.7)	(393.5)
Acquisitions, net of cash acquired	(3,109.2)	(65.1)	—
Proceeds from divestitures and sales of assets	42.8	142.3	8.4
Investments in life insurance contracts, net	14.9	(111.2)	0.6
Other investing activities, net	—	(16.0)	(1.4)
Net Cash Used for Investing Activities	(3,474.6)	(409.7)	(385.9)
Cash Flows from Financing Activities:
Borrowings of long-term debt	2,896.7	628.1	625.0
Repayments of long-term debt	(420.1)	(777.1)	(975.1)
Debt issuance costs	(7.5)	(2.0)	—
Payments on finance lease obligations	(11.1)	(3.5)	(11.0)
Dividends paid	(147.8)	(140.3)	(129.8)
Repurchases of common stock	—	(50.0)	(98.2)
Distributions to owners of noncontrolling interest	(0.6)	—	(0.6)
Proceeds from exercise of stock options	1.3	2.3	13.7
Shares withheld for employees’ income tax obligations	(19.5)	(14.5)	(28.1)
Net Cash Provided by (Used for) Financing Activities	2,291.4	(357.0)	(604.1)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(45.5)	283.4	(23.9)
Cash, Cash Equivalents and Restricted Cash, beginning of year	304.4	21.0	44.9
Cash, Cash Equivalents and Restricted Cash, end of year	$258.9	$304.4	$21.0

The accompanying Notes to the Financial Statements are an integral part of these statements.

SOAR to a Sustainable Future	Form 10-K ♦ Page 77

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Total Equity

(in millions, except per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	62.5	$0.6	$3,396.1	$(143.6)	$1,693.3	$4,946.4	$3.0	$4,949.4
Consolidated net earnings	—	—	—	—	611.9	611.9	0.1	612.0
Other comprehensive loss	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends declared ($2.06 per common share)	—	—	—	—	(129.8)	(129.8)	—	(129.8)
Issuances of common stock for stock award plans	0.3	—	16.7	—	—	16.7	—	16.7
Shares withheld for employees’ income tax obligations	—	—	(28.1)	—	—	(28.1)	—	(28.1)
Repurchases of common stock	(0.4)	—	—	—	(98.2)	(98.2)	—	(98.2)
Stock-based compensation expense	—	—	34.1	—	—	34.1	—	34.1
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2019	62.4	0.6	3,418.8	(145.8)	2,077.2	5,350.8	2.5	5,353.3
Consolidated net earnings	—	—	—	—	721.0	721.0	0.1	721.1
Other comprehensive loss	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Dividends declared ($2.24 per common share)	—	—	—	—	(140.5)	(140.5)	—	(140.5)
Issuances of common stock for stock award plans	0.1	—	6.8	—	—	6.8	—	6.8
Shares withheld for employees’ income tax obligations	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	30.0	—	—	30.0	—	30.0
Balance at December 31, 2020	62.3	0.6	3,440.8	(158.4)	2,607.7	5,890.7	2.6	5,893.3
Consolidated net earnings	—	—	—	—	702.5	702.5	0.3	702.8
Other comprehensive earnings	—	—	—	60.8	—	60.8	—	60.8
Dividends declared ($2.36 per common share)	—	—	—	—	(148.3)	(148.3)	—	(148.3)
Issuances of common stock for stock award plans	0.1	—	6.1	—	—	6.1	—	6.1
Shares withheld for employees’ income tax obligations	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Stock-based compensation expense	—	—	43.0	—	—	43.0	—	43.0
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2021	62.4	$0.6	$3,470.4	$(97.6)	$3,161.9	$6,535.3	$2.3	$6,537.6

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 78	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Notes to Financial Statements

Note A: Accounting Policies

Organization. Martin Marietta is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas.  Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in markets where the Company also has a leading aggregates position. Specifically, the Company has two cement plants and several cement distribution facilities in Texas; ready mixed concrete plants in Arizona, Colorado and Texas; and asphalt plants in Arizona, California, Colorado and Minnesota. Paving services are located in Colorado and California. In addition, the Company also has two cement plants, cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and discontinued operations as of December 31, 2021.  The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

As of December 31, 2021, the Building Materials business contains the following reportable segments: East Group and West Group. The East Group consists of the East and Central divisions and operates in Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, eastern Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas. The West Group is comprised of the Southwest and West divisions and operates in Arizona, Arkansas, California, Colorado, Louisiana, western Nebraska, Oklahoma, Texas, Utah, Washington and Wyoming. In addition to these states, the Company sells to customers in New York, Delaware, New Mexico and Mississippi. The following states accounted for 68% of the Building Materials business’ 2021 total revenues: Texas, Colorado, North Carolina, Georgia and Minnesota.

The Company also operates a Magnesia Specialties business, which produces magnesia-based chemical products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers for steel production and land stabilization. Magnesia Specialties’ production facilities are located in Ohio and Michigan, and products are shipped to customers worldwide. During 2021, there were no changes to the Magnesia Specialties reportable segment.

Basis of Presentation and Use of Estimates. The Company’s consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States, which requires management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, other intangible assets and other long-lived assets as well as assumptions used in the calculation of income tax expense, retirement and postemployment benefits, stock-based compensation, the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as part of business combinations and revenue recognition for service contracts.  These estimates and assumptions are based on management’s judgment. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Changes in credit, equity and energy markets and changes in construction activity increase the uncertainty inherent in certain estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the consolidated financial statements for the period in which the change in estimate occurs. During the year ended December 31, 2019, the Company identified a prior-period error that overstated its earnings from a nonconsolidated equity affiliate. The pretax noncash adjustment was deemed immaterial to prior periods and was therefore corrected as an out-of-period expense of $15.7 million that was recorded in other nonoperating expenses, consistent with the recurring classification of equity earnings from the nonconsolidated affiliate.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 79

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Revenue Recognition. Total revenues include sales of products and services provided to customers, net of discounts or allowances, if any, and include freight and delivery costs billed to customers. Revenues for product sales are recognized when control of the promised good is transferred to unaffiliated customers, typically when finished products are shipped. Revenues derived from the paving business are recognized using the percentage-of-completion method under the cost-to-cost approach. Under the cost-to-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs incurred to date as a percentage of total estimated project costs. The Company believes the cost-to-cost approach is appropriate, as the use of asphalt in a paving contract is relatively consistent with the performance of the related paving services. Paving contracts, notably with governmental entities, may contain performance bonuses based on quality specifications. Given the uncertainty of meeting the criteria until the performance obligation is completed, performance bonuses are recognized as revenues when and if achieved. Performance bonuses were not material to the Company’s consolidated results of operations for the years ended December 31, 2021, 2020 and 2019. Freight revenues reflect delivery arranged by the Company using a third party on behalf of the customer and are recognized consistently with the timing of the product revenues.

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

As of December 31, 2021 and 2020, the Company had $0.5 million and $97.1 million, respectively, of restricted cash, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code. The Company is restricted from utilizing the cash for purposes other than the purchase of the qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days will be transferred to unrestricted accounts of the Company and can then be used for general corporate purposes.

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

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

December 31 (in millions)	2021	2020	2019
Cash and cash equivalents	$258.4	$207.3	$21.0
Restricted cash	0.5	97.1	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$258.9	$304.4	$21.0

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

Inventories Valuation. Finished products and in-process inventories are stated at the lower of cost or net realizable value using standard costs, which approximate the first-in, first-out method. Carrying value for parts and supplies are determined by the weighted-average cost method. The Company records an allowance for finished product inventories based on an analysis of future demand and inventory on hand in excess of historical sales for a twelve-month period or an annual average for a period of up to five years. The Company also establishes an allowance for parts over five years old and supplies over a year old.

Post-production stripping costs, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventory production costs and recognized as incurred.

Form 10-K ♦ Page 80	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Property, Plant and Equipment. Property, plant and equipment are stated at cost.

The estimated service lives for property, plant and equipment are as follows:

Class of Assets	Range of Service Lives
Buildings	5 to 30 years
Machinery & Equipment	2 to 20 years
Land Improvements	5 to 60 years

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

Mineral reserves and mineral interests acquired in connection with a business combination are valued using an income approach for the estimated life of the reserves. The Company’s aggregates reserves average approximately 78 years, based on 2021 production levels.

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

Leases with an initial lease term of one year or less are not recorded on the balance sheet. Costs for these leases are expensed as incurred.

SOAR to a Sustainable Future	Form 10-K ♦ Page 81

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

Form 10-K ♦ Page 82	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss. Consolidated comprehensive earnings for the Company consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of comprehensive earnings.

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation, and is presented on the Company’s consolidated balance sheets.

SOAR to a Sustainable Future	Form 10-K ♦ Page 83

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The components of the changes in accumulated other comprehensive loss and related cumulative noncurrent deferred tax assets are as follows:

	Pension and Postretirement Benefit Plans	Foreign Currency	Total
years ended December 31 (in millions)	2021
Accumulated other comprehensive loss at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	51.3	0.3	51.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	9.2	—	9.2
Other comprehensive earnings, net of tax	60.5	0.3	60.8
Accumulated other comprehensive loss at end of period	$(97.6)	$—	$(97.6)
Cumulative noncurrent deferred tax assets at end of period	$69.7	$—	$69.7

	2020
Accumulated other comprehensive loss at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive (loss) earnings before reclassifications, net of tax	(26.6)	0.6	(26.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	13.4	—	13.4
Other comprehensive (loss) earnings, net of tax	(13.2)	0.6	(12.6)
Accumulated other comprehensive loss at end of period	$(158.1)	$(0.3)	$(158.4)
Cumulative noncurrent deferred tax assets at end of period	$89.4	$—	$89.4

	2019
Accumulated other comprehensive loss at beginning of period	$(141.5)	$(2.1)	$(143.6)
Other comprehensive (loss) earnings before reclassifications, net of tax	(14.5)	1.2	(13.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	11.1	—	11.1
Other comprehensive (loss) earnings, net of tax	(3.4)	1.2	(2.2)
Accumulated other comprehensive loss at end of period	$(144.9)	$(0.9)	$(145.8)
Cumulative noncurrent deferred tax assets at end of period	$85.2	$—	$85.2

Reclassifications out of accumulated other comprehensive loss are as follows:

years ended December 31 (in millions)	2021	2020	2019	Affected line items in the consolidated statements of earnings
Pension and postretirement benefit plans:
Settlement charge	$—	$3.7	$—
Amortization of:
Prior service credit	—	(0.1)	(0.8)
Actuarial loss	12.1	14.3	15.5
	12.1	17.9	14.7	Other nonoperating (income) and expenses, net
Tax effect	(2.9)	(4.5)	(3.6)	Income tax expense
Total	$9.2	$13.4	$11.1

Form 10-K ♦ Page 84	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

The following table reconciles the numerator and denominator for basic and diluted earnings from continuing operations per common share:

years ended December 31 (in millions)	2021	2020	2019
Net earnings from continuing operations attributable to Martin Marietta	$702.0	$721.0	$611.9
Less: distributed and undistributed earnings attributable to unvested participating securities	0.2	0.6	0.9
Basic and diluted net earnings from continuing operations attributable to common shareholders attributable to Martin Marietta	$701.8	$720.4	$611.0

Basic weighted-average common shares outstanding	62.4	62.3	62.5
Effect of dilutive employee and director awards	0.2	0.1	0.2
Diluted weighted-average common shares outstanding	62.6	62.4	62.7

Reclassifications. Certain reclassifications were made to the comparative years’ financial statements and notes to the financial statements to conform to the December 31, 2021 presentation.  Such reclassifications had no impact on the Company’s previously reported results of operations, financial position or cash flows.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 85

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

Future revenues from unsatisfied performance obligations at December 31, 2021, 2020 and 2019 were $153.9 million, $110.1 million and $136.1 million, respectively, where the remaining periods to complete these obligations ranged from three months to 12 months.

Sales Taxes. The Company is deemed to be an agent when collecting sales taxes from customers.  Sales taxes collected are recorded as liabilities until remitted to taxing authorities and are not reflected in the consolidated statements of earnings as revenues and expenses.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment:

years ended December 31	Products and Services	Freight	Total
(in millions)	2021
East Group	$2,161.6	$141.4	$2,303.0
West Group	2,648.4	163.9	2,812.3
Total Building Materials business	4,810.0	305.3	5,115.3
Magnesia Specialties	274.7	24.0	298.7
Total	$5,084.7	$329.3	$5,414.0

	2020
East Group	$1,826.6	$122.5	$1,949.1
West Group	2,384.6	153.5	2,538.1
Total Building Materials business	4,211.2	276.0	4,487.2
Magnesia Specialties	220.9	21.8	242.7
Total	$4,432.1	$297.8	4,729.9

	2019
East Group	$1,814.5	$134.5	$1,949.0
West Group	2,357.9	160.9	2,518.8
Total Building Materials business	4,172.4	295.4	4,467.8
Magnesia Specialties	249.9	21.4	271.3
Total	$4,422.3	$316.8	$4,739.1

Service revenues, which include paving operations located in California and Colorado, were $259.1 million, $287.6 million and $250.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

December 31
(in millions)	2021	2020
Costs in excess of billings	$4.3	$2.2
Billings in excess of costs	$7.8	$14.0

Revenues recognized from the beginning balance of contract liabilities for the years ended December 31, 2021 and 2020 were $13.6 million and $6.9 million, respectively.

Form 10-K ♦ Page 86	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer. Included in Other current assets on the Company’s consolidated balance sheets, retainage was $10.5 million and $10.6 million at December 31, 2021 and 2020, respectively.

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

Note C: Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

December 31	East Group	West Group	Total
(in millions)	2021
Balance at beginning of period	$572.5	$1,841.5	$2,414.0
Acquisitions	186.9	893.5	1,080.4
Balance at end of period	$759.4	$2,735.0	$3,494.4

	2020
Balance at beginning of period	$574.3	$1,822.5	$2,396.8
Acquisitions	—	17.3	17.3
Goodwill reclassified from/(allocated to) assets held for sale	0.1	(0.1)	—
Divestitures	—	(0.1)	(0.1)
Transfer of operations from East Group to West Group	(1.9)	1.9	—
Balance at end of period	$572.5	$1,841.5	$2,414.0

Intangible assets subject to amortization consist of the following:

December 31	Gross Amount	Accumulated Amortization	Net Balance
(in millions)	2021
Noncompetition agreements	$4.2	$(4.1)	$0.1
Customer relationships	425.3	(49.2)	376.1
Operating permits	697.3	(56.6)	640.7
Use rights and other	16.3	(13.9)	2.4
Trade names	23.3	(13.6)	9.7
Total	$1,166.4	$(137.4)	$1,029.0

	2020
Noncompetition agreements	$4.2	$(4.1)	$0.1
Customer relationships	91.3	(35.6)	55.7
Operating permits	460.8	(48.4)	412.4
Use rights and other	16.3	(13.0)	3.3
Trade names	12.8	(12.3)	0.5
Total	$585.4	$(113.4)	$472.0

SOAR to a Sustainable Future	Form 10-K ♦ Page 87

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Intangible assets deemed to have an indefinite life that are therefore not amortized consist of the following as of December 31, 2021 and 2020:

(in millions)	Building Materials Business	Magnesia Specialties	Total
Operating permits	$6.6	$—	$6.6
Use rights	26.7	—	26.7
Trade names	0.2	2.5	2.7
Total	$33.5	$2.5	$36.0

During 2021, the Company acquired $845.9 million of intangible assets, of which $264.9 million were classified as held for sale as of December 31, 2021 (see Note D). Excluding the intangible assets classified as held for sale, acquired intangible assets consist of the following:

(in millions, except year data)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$334.0	25 years
Trade name	10.5	9 years
Operating permits	236.5	40 years
Total subject to amortization	$581.0	31 years

Total amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $24.0 million, $13.4 million and $13.0 million, respectively. The intangible assets classified as held for sale are not being amortized.

The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

(in millions)
2022	$34.1
2023	33.8
2024	33.6
2025	33.4
2026	31.9
Thereafter	862.2
Total	$1,029.0

Note D: Business Combinations and Discontinued Operations

Lehigh Hanson West Region. On October 1, 2021, the Company completed the acquisition of Lehigh Hanson, Inc.’s West Region business (Lehigh West Region) for $2.28 billion in cash. The acquisition was primarily financed using proceeds from the issuance of publicly traded debt. Lehigh West Region has a portfolio of 17 active aggregates quarries, two cement plants with related distribution terminals, and targeted downstream operations in four states. These operations provide a new upstream, materials-led growth platform across several of the nation’s largest and fastest growing megaregions in California and Arizona, solidifying the Company’s position as a leading coast-to-coast aggregates producer. The acquisition is reported in the Company’s West Group.

The acquisition represents a stock transaction where the Company acquired 100% of the voting interest of the legal entities that comprise the Lehigh West Region. However, for tax purposes, the acquisition is being treated as an asset transaction.  The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. Although initial accounting for the business combination has been recorded, the fair values of these amounts are subject to change during the measurement period, which extends no longer than one year from consummation date depending on additional reviews, such as asset verification. Specific amounts subject to ongoing purchase accounting adjustments include, but are not limited to, inventories; property, plant and equipment; lease assets and liabilities; goodwill; intangible assets; asset retirement obligations; and other liabilities. Therefore, the measurement period remains open as of December 31, 2021.

Form 10-K ♦ Page 88	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following is a summary of the estimated fair values of the assets acquired and the liabilities assumed as of October 1, 2021:

(in millions)
Assets:
Inventories	$95.5
Property, plant and equipment[1]	859.5
Intangible assets, other than goodwill	551.0
Goodwill	989.2
Other assets	54.6
Total Assets	2,549.8
Liabilities:
Asset retirement obligations	168.9
Operating and finance lease liabilities	57.5
Other liabilities	39.9
Total Liabilities	266.3
Total Consideration	$2,283.5
[1]	Includes mineral reserves of $332.0 million.

The acquired intangible assets consist of the following:

(in millions, except year data)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$112.6	27 years
Operating permits	173.5	40 years
Total subject to amortization	286.1	35 years

Classified as held for sale and not subject to amortization:
Customer relationships	27.9
Operating permits	237.0
Total classified as held for sale	264.9
Total	$551.0

Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed and reflects projected operating synergies from the transaction, including expected overhead savings. The goodwill generated by the transaction is deductible for income tax purposes. The Company did not acquire any of Lehigh West Region’s cash, cash equivalents or accounts receivable nor did it assume any accounts payable, outstanding debt, or pension obligation.

The unaudited pro forma financial information summarizes the combined results of operations for the Company and Lehigh West Region as though the companies were combined as of January 1, 2020. Financial information for periods prior to the October 1, 2021 acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that result from the combination. Consistent with the assumed acquisition date of January 1, 2020, the pro forma financial results for the year ended December 31, 2020 include acquisition-related expenses of $46.8 million.

The unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. The following pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2020:

years ended December 31
(in millions, except for per share data)	2021	2020
Total revenues	$5,755.1	$5,184.9
Net earnings from continuing operations attributable to Martin Marietta	$737.3	$642.4
Diluted net earnings from continuing operations per share	$11.78	$10.30

SOAR to a Sustainable Future	Form 10-K ♦ Page 89

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The pro forma financial information excludes the cement and California ready mix businesses, which are classified as discontinued operations.

Southern Crushed Concrete. On July 30, 2021, the Company acquired assets of Southern Crushed Concrete (SCC). SCC is a leading producer of recycled concrete in the Houston area. Recycled concrete is principally used as a base aggregates product in infrastructure, commercial and residential construction applications. The Company acquired inventories; property, plant and equipment; intangible assets (including goodwill); and lease ROU assets. The Company assumed asset retirement obligations; lease obligations; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. Although initial accounting for the business combination has been recorded, the fair values of these amounts are subject to change during the measurement period, which remains open as of December 31, 2021. The acquisition is reported in the Company’s West Group, but is immaterial for pro-forma financial statement disclosures.

Tiller Corporation. On April 30, 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul region, one of the largest and fastest growing midwestern metropolitan areas. The Tiller acquisition complements the Company’s existing product offerings in the surrounding areas. Additionally, Tiller sells asphalt solely as a materials provider, and does not offer paving or other associated services. The Company financed the acquisition using available cash and borrowings under its credit facilities.  The Company has recorded preliminary fair values of the assets acquired and liabilities assumed; however, these amounts are subject to change during the measurement period,  which remains open as of December 31, 2021. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company’s East Group, but is immaterial for pro-forma financial statement disclosures.

Total revenues and earnings from operations attributable to all continuing operations acquired in 2021 which are included in the consolidated statement of earnings for the year ended December 31, 2021 were $338.6 million and $12.1 million, respectively. Total acquisition-related expenses, primarily related to the Lehigh West Region transaction, were $57.9 million for the year ended December 31, 2021.

Discontinued Operations. The Company’s discontinued operations are comprised of the cement and California ready mix businesses acquired as part of the Lehigh West Region transaction. The Company did not record any amortization or depreciation expense related to these businesses from the date of acquisition, October 1, 2021, through December 31, 2021, as these are classified as assets held for sale.

Discontinued operations for the year ended December 31, 2021 include the following:

(in millions)
Total revenues	$79.2

Earnings from operations	$6.6
Loss on sale	(6.0)
Pretax earnings	0.6
Income tax expense	0.1
Net earnings	$0.5

Total cash used for operating and investing activities for the discontinued operations was $11.9 million for the year ended December 31, 2021. For the year ended December 31, 2021, non-cash operating and investing activities related to the discontinued operations were $14.8 million and $19.7 million of right-of-use assets obtained in exchange for new finance and operating lease liabilities, respectively. Capital expenditures for the discontinued operations for the period of the Company’s ownership are immaterial.

Form 10-K ♦ Page 90	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Assets Held for Sale. Assets and liabilities held for sale as of December 31 were as follows:

(in millions)	2021	2020
Inventories, net	$53.1	$2.3
Property, plant and equipment	—	4.8
Intangible assets, excluding goodwill	—	0.2
Goodwill	—	0.5
Other assets	49.1	2.0
Total current assets held for sale	$102.2	$9.8

Property, plant and equipment	$226.0	$—
Intangible assets, excluding goodwill	264.9	—
Operating lease right-of-use assets	18.1	—
Goodwill	109.3	—
Other assets	4.6	—
Valuation allowance for loss on sale	(6.0)	—
Total noncurrent assets held for sale	$616.9	$—

Asset retirement obligations	$—	$(0.3)
Lease obligations	(7.5)	—
Total current liabilities held for sale	$(7.5)	$(0.3)

Asset retirement obligations	$(31.5)	$—
Lease obligations	(22.0)	—
Total noncurrent liabilities held for sale	$(53.5)	$—

Note E: Accounts Receivable, Net

December 31
(in millions)	2021	2020
Customer receivables	$767.5	$572.6
Other current receivables	12.3	8.4
Total accounts receivable	779.8	581.0
Less: allowance for estimated credit losses	(5.8)	(5.9)
Accounts receivable, net	$774.0	$575.1

Of the total accounts receivable, net, balances, $4.5 million and $3.9 million at December 31, 2021 and 2020, respectively, were due from unconsolidated affiliates.

Note F: Inventories, Net

December 31 (in millions)	2021	2020
Finished products	$713.3	$667.0
Products in process	30.1	37.1
Raw materials	69.6	35.3
Supplies and expendable parts	153.9	149.9
Total inventories	966.9	889.3
Less: allowances	(214.3)	(180.3)
Inventories, net	$752.6	$709.0

SOAR to a Sustainable Future	Form 10-K ♦ Page 91

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note G: Property, Plant and Equipment, Net

December 31
(in millions)	2021	2020
Land and land improvements	$1,530.1	$1,231.9
Mineral reserves and interests	2,924.5	2,529.7
Buildings	169.6	164.2
Machinery and equipment	5,357.7	4,782.0
Construction in progress	162.2	209.4
Finance lease right-of-use assets	225.9	37.8
Total property, plant and equipment	10,370.0	8,955.0
Less: accumulated depreciation, depletion and amortization	(4,032.0)	(3,712.7)
Property, plant and equipment, net	$6,338.0	$5,242.3

Depreciation, depletion and amortization expense related to property, plant and equipment was $422.4 million, $376.3 million and $354.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation, depletion and amortization expense includes amortization of ROU assets from finance leases.

Interest of $5.6 million, $4.2 million and $5.1 million was capitalized during 2021, 2020 and 2019, respectively.

At December 31, 2021 and 2020, $44.9 million and $46.0 million, respectively, of the Building Materials business’ property, plant and equipment, net, were located in foreign countries, namely The Bahamas and Canada.

Note H: Long-Term Debt

December 31 (in millions)	2021	2020
0.650% Senior Notes, due 2023	$697.4	$—
4.25% Senior Notes, due 2024	398.3	397.6
7% Debentures, due 2025	124.6	124.5
3.450% Senior Notes, due 2027	297.9	297.6
3.500% Senior Notes, due 2027	496.4	495.8
2.500% Senior Notes, due 2030	491.1	490.1
2.400% Senior Notes, due 2031	891.8	—
6.25% Senior Notes, due 2037	228.3	228.2
4.250% Senior Notes, due 2047	592.1	591.9
3.200% Senior Notes, due 2051	882.9	—
Other notes	0.1	0.1
Total debt	5,100.9	2,625.8
Less: current maturities	(0.1)	—
Long-term debt	$5,100.8	$2,625.8

On July 2, 2021, the Company issued $700.0 million aggregate principal amount of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes), $900.0 million aggregate principal amount of 2.400% Senior Notes due 2031 (the 2.400% Senior Notes) and $900.0 million aggregate principal amount of 3.200% Senior Notes due 2051 (the 3.200% Senior Notes), pursuant to a base indenture, dated as of May 22, 2017 (the Base Indenture), as amended and supplemented from time to time, including by the Fourth Supplemental Indenture, dated as of July 2, 2021 and, together with the Base Indenture (the Indenture) between the Company and Regions Bank, as trustee, governing these notes. On the consolidated balance sheets, these notes are carried net of original issue discount, which will be amortized using the effective interest method over the lives of the issues. The Company used the net proceeds of the 2.400% Senior Notes, the 3.200% Senior Notes and the 0.650% Senior Notes to pay the consideration for the acquisition of the Lehigh West Region business and for general corporate purposes. See Note D for more information on the Lehigh West Region acquisition, which was consummated on October 1, 2021.

Form 10-K ♦ Page 92	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 93

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The Senior Notes and the notes issued in 2021 are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The principal amount, effective interest rate and maturity date for the Senior Notes and the notes issued in 2021 are as follows:

	Principal Amount (in millions)	Effective Interest Rate	Maturity Date
0.650% Senior Notes	$700.0	0.78%	July 15, 2023
4.25% Senior Notes	$400.0	4.40%	July 2, 2024
7% Debentures	$125.0	7.05%	December 1, 2025
3.450% Senior Notes	$300.0	3.55%	June 1, 2027
3.500% Senior Notes	$500.0	3.60%	December 15, 2027
2.500% Senior Notes	$500.0	2.71%	March 15, 2030
2.400% Senior Notes	$900.0	2.48%	July 15, 2031
6.25% Senior Notes	$230.0	6.32%	May 1, 2037
4.250% Senior Notes	$600.0	4.32%	December 15, 2047
3.200% Senior Notes	$900.0	3.29%	July 15, 2051

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $800.0 million five-year senior unsecured revolving facility (the Revolving Facility). Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the London Inter-bank Offered Rate (LIBOR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Credit Agreement as of December 31, 2021 and 2020.  The Credit Agreement expires on December 21, 2026, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date.  Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility.  At December 31, 2021 and 2020, the Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility and $797.4 million and $697.4 million, respectively, available for borrowing under the Revolving Facility. The Company paid the bank group an upfront loan commitment fee that is being amortized over the life of the Revolving Facility. The Revolving Facility includes an annual facility fee.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x.  Additionally, if no amounts are outstanding under both the Revolving Facility and the trade receivable securitization facility (discussed later), consolidated debt, including debt for which the Company is a co-borrower (see Note O), shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2021.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). On September 22, 2021, the Company extended the maturity to September 21, 2022. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., MUFG Bank, Ltd., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.85% for borrowings funded by conduit lenders and one-month LIBOR plus 1.00%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.  At December 31, 2021 and 2020, there were no borrowings outstanding under the Trade Receivable Facility.

Form 10-K ♦ Page 94	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The Company’s long-term debt maturities for the five years following December 31, 2021, and thereafter are:

(in millions)
2022	$0.1
2023	697.4
2024	398.2
2025	124.6
2026	—
Thereafter	3,880.6
Total	$5,100.9

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

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, Colorado, North Carolina, Georgia and Minnesota. The estimated fair values of accounts receivable approximate their carrying amounts.

Notes receivable are primarily promissory notes with customers and are not publicly traded. Management estimates that the fair value of notes receivable approximates its carrying amount.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates its carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $5.10 billion and $5.45 billion, respectively, at December 31, 2021 and $2.63 billion and $3.08 billion, respectively, at December 31, 2020. The estimated fair value of the Company’s publicly-registered long-term debt was estimated using quoted market prices. The estimated fair values of other borrowings, which primarily represent variable-rate debt, approximate their carrying amounts as the interest rates reset periodically.

SOAR to a Sustainable Future	Form 10-K ♦ Page 95

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note J: Income Taxes

The components of the Company’s income tax expense from continuing operations are as follows:

years ended December 31 (in millions)	2021	2020	2019
Federal income taxes:
Current	$66.3	$91.9	$83.9
Deferred	61.4	45.4	31.1
Total federal income taxes	127.7	137.3	115.0
State income taxes:
Current	18.7	21.0	20.5
Deferred	6.5	8.7	(1.5)
Total state income taxes	25.2	29.7	19.0
Foreign income taxes:
Current	—	1.2	2.8
Deferred	0.3	—	(0.5)
Total foreign income taxes	0.3	1.2	2.3
Income tax expense	$153.2	$168.2	$136.3

For the years ended December 31, 2021, 2020 and 2019, foreign pretax earnings were $7.5 million, $8.9 million and $15.1 million, respectively.

The Company’s effective income tax rate on continuing operations varied from the statutory United States income tax rate because of the following tax differences:

years ended December 31	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
(Reduction) increase resulting from:
Effect of statutory depletion	(3.5)	(2.8)	(3.4)
State income taxes, net of federal tax benefit	2.3	2.6	2.0
Federal tax credits	(1.4)	(1.3)	—
Change in tax status of subsidiary	—	—	(1.7)
Other items	(0.5)	(0.6)	0.3
Effective income tax rate	17.9%	18.9%	18.2%

The statutory depletion deduction for all years is calculated as a percentage of sales, subject to certain limitations. Due to these limitations, the impact of changes in the sales volumes and earnings may not proportionately affect the Company’s statutory depletion deduction and the corresponding impact on the effective income tax rate.

In 2021 and 2020, the Company financed third-party railroad track maintenance. In exchange, the Company received federal income tax credits and tax deductions.

 The Company recognized a net tax benefit from the change in tax status of a subsidiary from a partnership to a corporation in 2019, which reduced income tax expense and increased consolidated net earnings by $15.2 million.

Form 10-K ♦ Page 96	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The principal components of the Company’s deferred tax assets and liabilities are as follows:

December 31	Deferred Assets (Liabilities)
(in millions)	2021	2020
Deferred tax assets related to:
Inventories	$100.2	$69.6
Valuation and other reserves	23.3	34.7
Net operating loss carryforwards	2.6	9.0
Accumulated other comprehensive loss	69.7	89.4
Lease liabilities	150.1	105.6
Other items, net	2.2	2.3
Gross deferred tax assets	348.1	310.6
Valuation allowance on deferred tax assets	(2.8)	(8.1)
Total net deferred tax assets	345.3	302.5
Deferred tax liabilities related to:
Property, plant and equipment	(840.6)	(743.3)
Goodwill and other intangibles	(160.2)	(154.6)
Right-of-use assets	(155.2)	(111.3)
Partnerships and joint ventures	(29.1)	(27.4)
Employee benefits	(55.5)	(47.4)
Total deferred tax liabilities	(1,240.6)	(1,084.0)
Deferred income taxes, net	$(895.3)	$(781.5)

The Company had $1.3 million and $3.1 million of domestic federal net operating loss (NOL) carryforwards at December 31, 2021 and 2020, respectively. The Company had domestic state NOL carryforwards of $40.7 million and $137.1 million at December 31, 2021 and 2020, respectively. These carryforwards have various expiration dates through 2041. At December 31, 2021 and 2020, deferred tax assets associated with these carryforwards were $2.6 million and $9.0 million, respectively, net of the federal benefit of the state deduction, for which valuation allowances of $2.2 million and $8.1 million, respectively, were recorded.  The reduction in state NOL carryforwards and corresponding valuation allowances in 2021 primarily resulted from the liquidation of a subsidiary and a change in North Carolina state tax law. The Company also had domestic state tax credit carryforwards of $0.9 million and $1.0 million at December 31, 2021 and 2020, respectively, which have various expiration dates through 2041. At December 31, 2021 and 2020, deferred tax assets associated with these carryforwards were $0.7 million and $0.8 million, respectively, net of the federal benefit of the state deduction.

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

The Company expects to permanently reinvest the earnings from its wholly-owned Canadian and Bahamian subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences.  The Company believes that the tax liability that would be incurred upon repatriation is immaterial at December 31, 2021.

SOAR to a Sustainable Future	Form 10-K ♦ Page 97

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and correlative effects of $0.2 million, $0.2 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019 respectively:

years ended December 31 (in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$8.2	$25.5	$24.1
Gross increases – tax positions in prior years	0.5	0.2	0.4
Gross decreases – tax positions in prior years	—	—	—
Gross increases – tax positions in current year	0.1	0.1	1.8
Gross decreases – tax positions in current year	—	(0.2)	(0.8)
Lapse of statute of limitations	(3.4)	(17.4)	—
Unrecognized tax benefits at end of year	$5.4	$8.2	$25.5

Amount that, if recognized, would favorably impact the effective tax rate	$5.5	$6.4	$15.5

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not initiated by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities. For the year ended December 31, 2021, $1.6 million was reversed into income upon the statute of limitations expiration for the 2017 and all prior open tax years. For the year ended December 31, 2020, $9.7 million was reversed into income upon the statute of limitations expiration for 2016. Management believes its accrual for unrecognized tax benefits is sufficient to cover uncertain tax positions reviewed during audits by taxing authorities.

The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease up to $3.1 million, excluding interest and correlative effects, during the twelve months ending December 31, 2022, due to the settlement of the 2017 tax year and the expiration of the statutes of limitations for the 2018 tax year.

The Company’s tax years subject to federal, state or foreign examinations are 2017 through 2021.

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

Defined Benefit Retirement Plans. Retirement plan assets are invested in listed stocks, bonds, real estate, hedge funds, private infrastructure and cash equivalents. Defined retirement benefits for salaried employees are based on each employee’s years of service and average compensation for a specified period of time before retirement. Defined retirement benefits for hourly employees are generally stated amounts for specified periods of service.

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

Form 10-K ♦ Page 98	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The net periodic retirement benefit cost of defined benefit plans includes the following components:

years ended December 31 (in millions)	2021	2020	2019
Service cost	$46.2	$39.2	$30.8
Interest cost	35.7	37.1	37.6
Expected return on assets	(70.5)	(58.4)	(47.9)
Amortization of:
Prior service cost	0.8	0.7	—
Actuarial loss	12.2	14.5	16.0
Settlement charge	—	3.7	—
Net periodic benefit cost	$24.4	$36.8	$36.5

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

The Company recognized the following amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2021	2020	2019
Actuarial (gain) loss	$(67.5)	$34.7	$11.7
Net prior service cost	—	—	6.4
Amortization of:
Prior service cost	(0.8)	(0.7)	—
Actuarial loss	(12.2)	(14.5)	(16.0)
Settlement charge	—	(3.7)	—
Total	$(80.5)	$15.8	$2.1

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit cost:

December 31	2021		2020
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service cost	$5.1	$3.0	$5.8	$3.7
Actuarial loss	166.2	97.0	245.9	157.1
Total	$171.3	$100.0	$251.7	$160.8

The defined benefit plans’ change in projected benefit obligation is as follows:

years ended December 31
(in millions)	2021	2020
Net projected benefit obligation at beginning of year	$1,111.9	$977.8
Service cost	46.2	39.2
Interest cost	35.7	37.1
Actuarial (gain) loss	(16.2)	104.0
Gross benefits paid	(42.1)	(46.2)
Net projected benefit obligation at end of year	$1,135.5	$1,111.9

Actuarial gains in 2021 are primarily attributable to a higher-than-expected return on pension assets. Actuarial losses in 2020 were primarily attributable to lower discount rates compared with the prior year.

SOAR to a Sustainable Future	Form 10-K ♦ Page 99

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The Company’s change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2021	2020
Fair value of plan assets at beginning of year	$1,037.9	$868.0
Actual return on plan assets, net	121.7	127.7
Employer contributions	82.8	88.4
Gross benefits paid	(42.1)	(46.2)
Fair value of plan assets at end of year	$1,200.3	$1,037.9

December 31
(in millions)	2021	2020
Funded status of the plan at end of year	$64.8	$(74.0)
Accrued benefit credit (cost)	$64.8	$(74.0)

December 31
(in millions)	2021	2020
Amounts recognized on consolidated balance sheets consist of:
Noncurrent asset	$179.2	$42.0
Current liability	(14.8)	(7.2)
Noncurrent liability	(99.6)	(108.8)
Net amount recognized at end of year	$64.8	$(74.0)

The accumulated benefit obligation for all defined benefit pension plans was $1.00 billion and $974.0 million at December 31, 2021 and 2020, respectively.

Benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

December 31
(in millions)	2021	2020
Projected benefit obligation	$115.0	$116.6
Accumulated benefit obligation	$101.8	$99.8
Fair value of plan assets	$0.7	$0.6

Weighted-average assumptions used to determine benefit obligations as of December 31 are:

	2021	2020
Discount rate	3.23%	3.16%
Rate of increase in future compensation levels	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are:

	2021	2020	2019
Discount rate	3.16%	3.69%	4.38%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%

The expected long-term rate of return on assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets.

As of December 31, 2021 and 2020, the Company estimated the remaining lives of participants in the pension plans using the Pri-2012 Base tables.  The no-collar table was used for salaried participants and the blue-collar table was used for hourly

Form 10-K ♦ Page 100	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

participants; both tables were adjusted to reflect the experience of the Company’s participants.  The Company used the MP-2020 mortality improvement scale for the years 2021 and 2020.

The target allocation for 2021 and the actual pension plan asset allocation by asset class are as follows:

	Percentage of Plan Assets
	2021
	Target	December 31
Asset Class	Allocation	2021	2020
Equity securities	56%	59%	61%
Debt securities	28%	27%	24%
Real estate	10%	7%	8%
Private infrastructure	6%	7%	5%
Hedge funds	0%	0%	2%
Total	100%	100%	100%

The Company’s investment strategy is for equity securities, excluding real estate, to be invested in mid-sized to large capitalization U.S. funds, small capitalization, emerging markets and international funds. Debt securities, or fixed income investments, are invested in funds benchmarked to the Barclays U.S. Aggregate Bond Index.

The fair values of pension plan assets by asset class and fair value hierarchy level are as follows:

	Fair Value Measurements
December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value	Total Fair Value
(in millions)	2021
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$351.6	$351.6
Small cap, international and emerging growth funds	—	—	—	354.5	354.5
Debt securities[1]:
Core fixed income	—	—	—	319.3	319.3
Real estate	—	—	—	86.6	86.6
Private Infrastructure	—	—	—	78.5	78.5
Hedge funds	—	—	—	5.9	5.9
Cash equivalents	3.9	—	—	—	3.9
Total	$3.9	$—	$—	$1,196.4	$1,200.3

	2020
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$302.3	$302.3
Small cap, international and emerging growth funds	—	—	—	328.4	328.4
Debt securities[1]:
Core fixed income	—	—	—	248.2	248.2
Real estate	—	—	—	80.4	80.4
Private Infrastructure	—	—	—	50.2	50.2
Hedge funds	—	—	—	24.9	24.9
Cash equivalents	3.5	—	—	—	3.5
Total	$3.5	$—	$—	$1,034.4	$1,037.9
[1]

These investments are common collective investment trusts valued using the net asset value (NAV) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund.

Real estate investments are stated at estimated fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Real estate investments are

SOAR to a Sustainable Future	Form 10-K ♦ Page 101

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

valued at NAV based on the plan’s proportionate shares of the real estate funds’ fair value as recorded by the Trustees.  The funds are real estate investment trust based funds that offer participation in an actively managed, primarily core portfolio of equity real estate. The funds allocate gains, losses and expenses to investors based on the ownership percentage to determine the NAV.  Private infrastructure assets represent investments in a fund that is stated at fair value.  For financial assets in the fund that are actively traded in organized financial markets, fair value is based on exchange-quoted market prices.  For investments in the fund for which there is no quoted market price, fair value is determined by the Trustees/General Partner based on discounted expected future cash flows prepared by third-party professionals.  The value of hedge funds is based on the values of the sub-fund investments. In determining the fair value of each sub-fund’s investment, the hedge funds’ Board of Trustees uses the values provided by the sub-funds and any other considerations that may, in its judgment, increase or decrease such estimated value.

In 2021 and 2020, the Company made combined pension plan and SERP contributions of $82.8 million and $88.4 million, respectively. The Company currently estimates that it will contribute $93.5 million to its pension plans in 2022.

The expected benefit payments to be paid from plan assets for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2022	$55.7
2023	$47.7
2024	$51.5
2025	$52.0
2026	$53.3
Years 2027 -2031	$293.0

Postretirement Benefits. The net periodic postretirement benefit credit for postretirement plans includes the following components:

years ended December 31
(in millions)	2021	2020	2019
Service cost	$—	$—	$0.1
Interest cost	0.3	0.4	0.6
Amortization of:
Prior service credit	(0.8)	(0.8)	(0.8)
Actuarial gain	(0.1)	(0.2)	(0.5)
Total net periodic benefit credit	$(0.6)	$(0.6)	$(0.6)

The components of net periodic benefit credit, other than service cost, are included in the line item Other nonoperating (income) and expenses, net, in the consolidated statements of earnings.

The Company recognized the following amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2021	2020	2019
Actuarial (gain) loss	$(0.6)	$0.5	$1.0
Amortization of:
Prior service credit	0.8	0.8	0.8
Actuarial gain	0.1	0.2	0.5
Total	$0.3	$1.5	$2.3

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit credit:

December 31	2021		2020
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service credit	$(1.5)	$(0.9)	$(2.2)	$(1.4)
Actuarial gain	(2.4)	(1.4)	(2.0)	(1.3)
Total	$(3.9)	$(2.3)	$(4.2)	$(2.7)

Form 10-K ♦ Page 102	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The postretirement health care plans’ change in benefit obligation is as follows:

years ended December 31
(in millions)	2021	2020
Net benefit obligation at beginning of year	$12.6	$13.0
Service cost	—	—
Interest cost	0.3	0.4
Participants’ contributions	0.6	0.7
Actuarial (gain) loss	(0.6)	0.5
Gross benefits paid	(1.5)	(2.0)
Net benefit obligation at end of year	$11.4	$12.6

The postretirement health care plans’ change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2021	2020
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.9	1.3
Participants’ contributions	0.6	0.7
Gross benefits paid	(1.5)	(2.0)
Fair value of plan assets at end of year	$—	$—

December 31
(in millions)	2021	2020
Funded status of the plan at end of year	$(11.4)	$(12.6)
Accrued benefit cost	$(11.4)	$(12.6)

December 31
(in millions)	2021	2020
Amounts recognized on consolidated balance sheets consist of:
Current liability	$(1.2)	$(1.3)
Noncurrent liability	(10.2)	(11.3)
Net amount recognized at end of year	$(11.4)	$(12.6)

Weighted-average assumptions used to determine the postretirement benefit obligation as of December 31 are:

	2021	2020
Discount rate	3.02%	2.48%

Weighted-average assumptions used to determine net postretirement benefit credit for the years ended December 31 are:

	2021	2020	2019
Discount rate	2.48%	3.29%	4.15%

As of December 31, 2021 and 2020, the Company estimated the remaining lives of participants in the postretirement benefit plans using the Pri-2012 Base tables.  The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; both tables were adjusted to reflect the experience of the Company’s participants.  The Company used the MP-2020 mortality improvement scale for the years 2021 and 2020.

SOAR to a Sustainable Future	Form 10-K ♦ Page 103

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Assumed health care cost trend rates at December 31 are:

	2021	2020
Health care cost trend rate assumed for next year	6.25%	6.50%
Rate to which the cost trend rate gradually declines	4.75%	4.75%
Year the rate reaches the ultimate rate	2028	2028

The Company estimates that it will contribute $1.2 million to its postretirement health care plans in 2022.

The total expected benefit payments to be paid by the Company, net of participant contributions, for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2022	$1.2
2023	$1.3
2024	$1.3
2025	$1.2
2026	$1.1
Years 2027 -2031	$4.2

Defined Contribution Plan. The Company maintains a defined contribution plan that covers substantially all employees. This plan, qualified under Section 401(a) of the Internal Revenue Code, is a retirement savings and investment plan for the Company’s salaried and hourly employees. Under certain provisions of the plan, the Company matches employees’ eligible contributions at established rates. The Company’s matching obligations were $20.5 million in 2021, $17.9 million in 2020 and $17.6 million in 2019.

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

Form 10-K ♦ Page 104	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following table summarizes information for restricted stock awards and incentive compensation stock awards for 2021:

	Restricted Stock - Service Based		Restricted Stock - Performance Based		Incentive Compensation Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
January 1, 2021	206,981	$198.28	118,576	$228.15	42,623	$223.85
Awarded	68,393	$342.11	35,067	$352.52	18,722	$325.30
Distributed	(56,710)	$217.49	(67,451)	$219.88	(23,317)	$199.79
Forfeited	(2,589)	$278.74	(1,777)	$267.58	(170)	$258.67
Adjustment for performance	—	$—	33,908	$219.88	—	$—
December 31, 2021	216,075	$237.80	118,323	$266.76	37,858	$288.68

The weighted-average grant-date fair value of service-based restricted stock awards granted during 2021, 2020 and 2019 was $342.11, $222.39 and $196.91, respectively.  The weighted-average grant-date fair value of performance-based restricted stock awards granted during 2021, 2020 and 2019 was $352.52, $266.97 and $192.27, respectively. The weighted-average grant-date fair value of incentive compensation stock awards granted during 2021, 2020 and 2019 was $325.30, $258.67 and $192.27, respectively.

The aggregate intrinsic values for unvested restricted stock awards and unvested incentive compensation stock awards at December 31, 2021 were $147.3 million and $7.9 million, respectively, and were based on the closing price of the Company’s common stock at December 31, 2021, which was $440.52. The aggregate intrinsic values of restricted stock awards distributed during the years ended December 31, 2021, 2020 and 2019 were $41.1 million, $35.2 million and $49.8 million, respectively. The aggregate intrinsic values of incentive compensation stock awards distributed during the years ended December 31, 2021, 2020 and 2019 were $4.9 million, $1.7 million and $1.5 million, respectively. The aggregate intrinsic values for distributed awards were based on the closing prices of the Company’s common stock on the dates of distribution.

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

The following table includes summary information for stock options as of December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at January 1, 2021	31,089	$129.00
Exercised	(10,385)	$120.89
Terminated	(140)	$57.71
Outstanding at December 31, 2021	20,564	$133.59	2.6

Exercisable at December 31, 2021	20,564	$133.59	2.6

The aggregate intrinsic values of options exercised during the years ended December 31, 2021, 2020 and 2019 were $2.3 million, $3.3 million and $21.6 million, respectively, and were based on the closing prices of the Company’s common stock on the dates of exercise. The aggregate intrinsic values for options outstanding and exercisable at December 31, 2021 were $6.3 million and were based on the closing price of the Company’s common stock at December 31, 2021, which was $440.52. The excess tax benefits for stock options exercised during the years ended December 31, 2021, 2020 and 2019 were $0.4 million, $0.1 million and $2.0 million, respectively.

At December 31, 2021, there were approximately 0.5 million awards available for grant under the Plans.  In 2016, the Company’s shareholders approved the issuance of an additional 0.8 million shares of common stock under the Plans.  As part of approving

SOAR to a Sustainable Future	Form 10-K ♦ Page 105

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

the shares, the Company agreed to not issue any additional awards under the legacy TXI plan.  The awards available for grant under the Plans at December 31, 2021 reflect no awards available under the legacy TXI plan.

In 1996, the Company adopted the Shareholder Value Achievement Plan to award shares of the Company’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Through December 31, 2021, 42,025 shares have been issued under this plan. No awards have been granted under this plan since 2000.

The Company adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee members of the Board of Directors the election to receive all or a portion of their total fees in the form of the Company’s common stock. Beginning in 2016, members of the Board of Directors were not required to defer any of their fees in the form of the Company’s common stock.  Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Nonemployee members of the Board of Directors elected to defer portions of their fees representing 1,686, 3,043 and 2,756 shares of the Company’s common stock under this plan during 2021, 2020 and 2019, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, unrecognized compensation cost for nonvested awards at December 31, 2021 and the weighted-average period over which unrecognized compensation cost will be recognized:

(in millions, except year data)	Stock Options	Restricted Stock	Incentive Compensation Stock	Directors’ Awards	Total
Stock-based compensation expense recognized for years ended December 31:
2021	$—	$41.4	$1.0	$0.6	$43.0
2020	$—	$28.5	$0.8	$0.7	$30.0
2019	$0.1	$32.6	$0.8	$0.6	$34.1
Unrecognized compensation cost at December 31, 2021	$—	$36.9	$0.9	$—	$37.8
Weighted-average period over which unrecognized compensation cost will be recognized		2.3 years	1.6 years

The following presents expected stock-based compensation expense in future periods for outstanding awards as of December 31, 2021:

(in millions)
2022	$21.9
2023	11.8
2024	2.4
2025	1.2
2026	0.5
Total	$37.8

Stock-based compensation expense is included in Selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Note M: Leases

The Company has leases, primarily for equipment, railcars, fleet vehicles, office space, land, information technology equipment and software. The Company’s leases have remaining lease terms of one year to 98 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including, but not limited to, hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Form 10-K ♦ Page 106	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The components of lease cost are as follows:

years ended December 31 (in millions)	2021	2020
Operating lease cost	$72.9	$79.0
Finance lease cost:
Amortization of right-of-use assets	14.3	3.6
Interest on lease liabilities	3.5	0.6
Variable lease cost	17.9	16.9
Short-term lease cost	32.3	31.3
Total lease cost	$140.9	$131.4

The Company has royalty agreements that are prescriptively excluded from the scope of ASC 842 and generally require royalty payments based on tons produced, tons sold or total sales dollars and also contain minimum payments. Royalty expense was $67.1 million, $60.8 million and $58.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The balance sheet classifications of operating and finance leases are as follows:

December 31 (in millions)	2021	2020
Operating Leases:
Operating lease right-of-use assets	$426.7	$453.0

Current operating lease liabilities	$53.9	$48.6
Noncurrent operating lease liabilities	379.4	410.4
Total operating lease liabilities	$433.3	$459.0

Finance Leases:
Property, plant and equipment	$225.9	$37.8
Accumulated depreciation	(21.2)	(6.9)
Property, plant and equipment, net	$204.7	$30.9

Other current liabilities	$13.3	$3.3
Other noncurrent liabilities	191.1	21.2
Total finance lease liabilities	$204.4	$24.5

The incremental borrowing rate ranged from 0.4% to 6.0% and 0.7% to 6.0%, for the years ended December 31, 2021 and 2020, respectively. Weighted-average remaining lease terms and discount rates are as follows:

December 31	2021	2020
Weighted-average remaining lease terms (years):
Operating leases	12.6	13.9
Finance leases	19.5	14.3

Weighted-average discount rates:
Operating leases	3.9%	4.2%
Finance leases	2.3%	3.3%

SOAR to a Sustainable Future	Form 10-K ♦ Page 107

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Future lease payments as of December 31, 2021 are as follows:

	Operating	Finance
(in millions)	Leases	Leases
2022	$76.1	$19.1
2023	69.9	19.0
2024	51.9	18.8
2025	45.1	18.2
2026	38.2	12.3
Thereafter	311.2	190.0
Total lease payments	592.4	277.4
Less: imputed interest	(141.0)	(61.6)
Present value of lease payments	451.4	215.8
Less: leases classified as held for sale	(18.1)	(11.4)
Less: current lease obligations	(53.9)	(13.3)
Total long-term lease obligations	$379.4	$191.1

The undiscounted fixed payment commitments of leases entered into but not yet commenced as of December 31, 2021 was $2.0 million.

Note N: Shareholders’ Equity

The authorized capital structure of the Company includes 100.0 million shares of common stock, with a par value of $0.01 per share. At December 31, 2021, approximately 1.3 million common shares were reserved for issuance under stock-based award plans.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20.0 million shares of common stock. The Company made no share repurchases during 2021. During 2020 and 2019, the Company repurchased 0.2 million and 0.4 million shares of common stock. Future share repurchases are at the discretion of management. At December 31, 2021, 13.5 million shares of common stock were remaining under the Company’s repurchase authorization.

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

Asset Retirement Obligations. The Company incurs reclamation and teardown costs as part of its mining and production processes. Estimated future obligations are discounted to their present value and accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are depreciated over the period until retirement activities are expected to occur. Total accretion and depreciation expenses for 2021, 2020 and 2019 were $11.9 million, $14.5 million and $9.1 million, respectively, and are included in Other operating income, net, in the consolidated statements of earnings.

The following shows the changes in the asset retirement obligations:

years ended December 31 (in millions)	2021	2020
Balance at beginning of year	$153.8	$143.9
Accretion expense	7.2	5.9
Liabilities incurred and liabilities assumed in business combinations	179.0	0.3
Liabilities settled	(5.2)	(10.3)
Revisions in estimated cash flows	3.5	14.0
Liabilities reclassified to held for sale	(31.5)	—
Balance at end of year	$306.8	$153.8

Form 10-K ♦ Page 108	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

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

Insurance Reserves. At December 31, 2021 and 2020, reserves of $42.0 million and $37.7 million, respectively, were recorded for insurance claims.

Letters of Credit. In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At December 31, 2021, the Company was contingently liable for $17.2 million in letters of credit.

Surety Bonds. At December 31, 2021, the Company was contingently liable for $419.7 million in surety bonds required by certain states and municipalities and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds.  In the Company’s past experience, no material claims have been made against these financial instruments.

Borrowing Arrangements with Affiliate. The Company is a co-borrower with an unconsolidated affiliate for a $12.5 million revolving line of credit agreement with Truist Bank, of which $4.8 million was outstanding as of December 31, 2021. The line of credit matures in March 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

At December 31, 2021 and 2020, the Company had a $6.0 million interest-only note receivable from the unconsolidated affiliate due December 31, 2022.

Purchase Commitments. The Company had purchase commitments for property, plant and equipment of $101.7 million as of December 31, 2021. The Company also had other purchase obligations related to energy and service contracts of $194.7 million as of December 31, 2021. The Company’s contractual purchase commitments as of December 31, 2021 are as follows:

(in millions)
2022	$161.3
2023	36.5
2024	25.8
2025	8.4
2026	7.8
Thereafter	56.6
Total	$296.4

Capital expenditures in 2021, 2020 and 2019 that were purchase commitments as of the prior year end were $99.0 million, $77.0 million and $106.7 million, respectively.

SOAR to a Sustainable Future	Form 10-K ♦ Page 109

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Contracts of Affreightment and Royalty Commitments. Future minimum contracts of affreightment and royalty commitments for all noncancelable agreements that are not accounted for as leases on the Company’s consolidated balance sheet as of December 31, 2021 are as follows:

(in millions)	Contracts of Affreightment	Royalty Commitments
2022	$51.9	$22.8
2023	28.2	14.3
2024	23.5	13.0
2025	23.8	11.2
2026	17.4	9.2
Thereafter	17.7	75.4
Total	$162.5	$145.9

Employees. Approximately 14% of the Company’s employees are represented by a labor union. All such employees are hourly employees. The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment.  All of the hourly employees of the Magnesia Specialties segment, located in Manistee, Michigan and Woodville, Ohio, are represented by labor unions. The Woodville collective bargaining agreement expires in June 2022. The Manistee collective bargaining agreement expires in August 2027.

Note P: Segments

As of December 31, 2021, the Building Materials business is comprised of four divisions that represent individual operating segments. These divisions are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes as they meet the aggregation criteria. The Magnesia Specialties business represents an individual operating and reportable segment. The accounting policies used for segment reporting are the same as those described in Note A.

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

Form 10-K ♦ Page 110	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

The following tables display selected financial data for the Company’s reportable segments. Total revenues, as well as the consolidated statements of earnings and comprehensive earnings, reflect the elimination of intersegment revenues. Total revenues; gross profit; selling, general and administrative expenses and earnings from operations reflect continuing operations only.

years ended December 31 (in millions) Total revenues	2021	2020	2019
East Group	$2,303.0	$1,949.1	$1,949.0
West Group	2,812.3	2,538.1	2,518.8
Total Building Materials business	5,115.3	4,487.2	4,467.8
Magnesia Specialties	298.7	242.7	271.3
Total	$5,414.0	$4,729.9	$4,739.1

Gross profit
East Group	$721.6	$619.4	$605.7
West Group	518.3	540.4	474.9
Total Building Materials business	1,239.9	1,159.8	1,080.6
Magnesia Specialties	106.5	85.5	95.4
Corporate	2.0	7.5	3.0
Total	$1,348.4	$1,252.8	$1,179.0

Selling, general and administrative expenses
East Group	$104.6	$99.2	$84.7
West Group	142.6	135.7	116.3
Total Building Materials business	247.2	234.9	201.0
Magnesia Specialties	14.9	14.1	11.3
Corporate	88.9	56.9	90.4
Total	$351.0	$305.9	$302.7

Earnings (Loss) from operations
East Group	$621.7	$522.1	$527.3
West Group	385.2	471.3	366.9
Total Building Materials business	1,006.9	993.4	894.2
Magnesia Specialties	90.8	70.7	83.6
Corporate	(123.9)	(58.7)	(92.9)
Total	$973.8	$1,005.4	$884.9

Earnings from operations for the West Group include nonrecurring gains on sales of investment land and divested assets of $69.9 million in 2020.

December 31 (in millions) Assets employed	2021	2020	2019
East Group	$5,009.0	$4,342.5	$4,320.6
West Group	8,264.8	5,355.5	5,321.9
Total Building Materials business	13,273.8	9,698.0	9,642.5
Magnesia Specialties	168.7	167.9	176.2
Corporate	950.5	714.9	312.9
Total	$14,393.0	$10,580.8	$10,131.6

SOAR to a Sustainable Future	Form 10-K ♦ Page 111

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

years ended December 31 (in millions) Depreciation, depletion and amortization	2021	2020	2019
East Group	$196.0	$167.9	$158.0
West Group	223.0	196.6	183.3
Total Building Materials business	419.0	364.5	341.3
Magnesia Specialties	12.3	11.5	10.2
Corporate	20.4	17.5	20.0
Total	$451.7	$393.5	$371.5

Total property additions, including the impact of acquisitions
East Group	$372.9	$159.0	$172.9
West Group	1,131.6	197.9	182.7
Total Building Materials business	1,504.5	356.9	355.6
Magnesia Specialties	8.2	13.5	20.0
Corporate	28.8	16.8	12.0
Total	$1,541.5	$387.2	$387.6

Property additions through acquisitions
East Group	$169.2	$—	$—
West Group	918.3	20.0	—
Total Building Materials business	1,087.5	20.0	—
Magnesia Specialties	—	—	—
Corporate	—	—	—
Total	$1,087.5	$20.0	$—

Form 10-K ♦ Page 112	SOAR to a Sustainable Future

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note Q: Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide total revenues and gross profit by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the aggregates product line to the ready mixed concrete and asphalt and paving product lines and sales from the cement product line to the ready mixed concrete product line. Total revenues and gross profit reflect continuing operations only.

years ended December 31 (in millions) Total revenues	2021	2020	2019
Building Materials business:
Products and services:
Aggregates	$3,058.5	$2,769.3	$2,756.7
Cement	494.5	452.5	439.1
Ready mixed concrete	1,145.8	952.1	948.1
Asphalt and paving	514.2	331.7	294.0
Less: interproduct revenues	(403.0)	(294.4)	(265.5)
Products and services	4,810.0	4,211.2	4,172.4
Freight	305.3	276.0	295.4
Total Building Materials business	5,115.3	4,487.2	4,467.8
Magnesia Specialties:
Products and services	274.7	220.9	249.9
Freight	24.0	21.8	21.4
Total Magnesia Specialties	298.7	242.7	271.3
Consolidated total revenues	$5,414.0	$4,729.9	$4,739.1

Gross profit (loss)
Building Materials business:
Products and services:
Aggregates	$904.8	$848.5	$807.9
Cement	157.0	170.9	143.4
Ready mixed concrete	95.6	79.6	78.8
Asphalt and paving	79.2	60.4	50.7
Products and services	1,236.6	1,159.4	1,080.8
Freight	3.3	0.4	(0.2)
Total Building Materials business	1,239.9	1,159.8	1,080.6
Magnesia Specialties:
Products and services	110.4	89.6	99.4
Freight	(3.9)	(4.1)	(4.0)
Total Magnesia Specialties	106.5	85.5	95.4
Corporate	2.0	7.5	3.0
Consolidated gross profit	$1,348.4	$1,252.8	$1,179.0

Domestic and foreign total revenues are as follows:

years ended December 31 (in millions)	2021	2020	2019
Domestic	$5,338.5	$4,674.4	$4,676.3
Foreign	75.5	55.5	62.8
Consolidated total revenues	$5,414.0	$4,729.9	$4,739.1

SOAR to a Sustainable Future	Form 10-K ♦ Page 113

Part II  ♦  Item 8 – Financial Statements and Supplementary Data

Note R: Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

years ended December 31
(in millions)	2021	2020	2019
Accrued liabilities for purchases of property, plant and equipment	$92.4	$61.5	$54.2
Remeasurement of operating lease right-of-use assets	$(12.8)	$2.2	$2.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$65.6	$31.9	$45.7
Right-of-use assets obtained in exchange for new finance lease liabilities	$202.3	$19.4	$0.2
Acquisition of assets through asset exchange	$—	$—	$2.4

Supplemental disclosures of cash flow information are as follows:

years ended December 31
(in millions)	2021	2020	2019
Cash paid for interest, net of amount capitalized	$104.9	$113.8	$127.9
Cash paid for income taxes	$102.9	$114.9	$101.7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$71.8	$77.7	$76.1
Operating cash flows used for finance leases	$3.5	$0.6	$0.5
Financing cash flows used for finance leases	$11.1	$3.5	$11.0

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

Note S: Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations.  These net amounts represented income of $34.3 million, $59.8 million and $9.1 million in 2021, 2020 and 2019, respectively. For 2021, other operating income, net, included $21.6 million of nonrecurring gains on land sales and divested assets, including the Company’s former corporate headquarters.  Other operating income, net for 2020 included $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas. These asset sales collectively generated net cash proceeds of $122.8 million. These gains were recorded in the West Group. 2019 income included the reversal of $6.9 million of accruals for sales tax and unclaimed property contingencies.

Note T: Other Nonoperating (Income) and Expenses, Net

For the year ended December 31, 2021, other nonoperating (income) and expenses, net, included $7.7 million of third-party railroad track maintenance expense and reflected a $19.4 million reduction in pension expense compared with 2020. Other nonoperating (income) and expenses, net, for the year ended December 31, 2020 included $11.4 million of third-party railroad track maintenance expense and reflected an $8.1 million reduction in pension expense compared with 2019. For the year ended December 31, 2019, other nonoperating (income) and expenses, net, included a $15.7 million ($12.0 million net of tax) out-of-period correction of a Company-identified overstatement of the investment balance for a nonconsolidated equity affiliate.

Form 10-K ♦ Page 114	SOAR to a Sustainable Future

Part II  ♦  Item 9 – Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included as the “Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting” in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K.  The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2021.  PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2021. The audit report is included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Management has excluded certain elements of the internal control over financial reporting of the Lehigh Hanson West Region Business (Lehigh West Region) and Tiller Corporation from its assessment of the Company’s internal control over financial reporting as of December 31, 2021, because these businesses were acquired by the Company in purchase business combinations during 2021. Subsequent to the acquisitions, certain elements of internal control over financial reporting and related processes for these businesses were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The excluded elements represent controls for $274.8 million of consolidated assets and $401.2 million of consolidated total revenues, of which $79.2 million is presented in earnings from discontinued operations, net of income tax expense, as of and for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOAR to a Sustainable Future	Form 10-K ♦ Page 115

Part II  ♦  Item 9A – Controls and Procedures

circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Form 10-K ♦ Page 116	SOAR to a Sustainable Future

Part III  ♦  Item 10 – Directors, Executive Officers and Corporate Governance

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2021 (the “2022 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning Section 16(a) reporting compliance is incorporated by reference to the information appearing under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Information about our Executive Officers,” of this Form 10-K.  The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10‑K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2022 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2022 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2022 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2022 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

SOAR to a Sustainable Future	Form 10-K ♦ Page 117

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K.  The consent of the Company’s independent registered public accounting firm is attached as Exhibit 23.01 to this Form 10-K.

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

Form 10-K ♦ 118	SOAR to a Sustainable Future

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

4.13	--Form of 3.450% Senior Notes due 2027 (included in Exhibit 4.12)
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
4.17

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

4.18	--Form of 2.500% Senior Notes due 2030 (contained in Exhibit 4.17)
4.19

--Fourth Supplemental Indenture, dated as of July 2, 2021, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on July 2, 2021) (Commission File No. 1-12744)

4.20	--Form of 0.650% Senior Notes due 2023 (contained in Exhibit 4.19)
4.21	--Form of 2.400% Senior Notes due 2031 (contained in Exhibit 4.19)
4.22	--Form of 3.200% Senior Notes due 2051 (contained in Exhibit 4.19)
4.23

--Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.17 to the Martin Marietta Materials, Inc. Current Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-12744))

SOAR to a Sustainable Future	Form 10-K ♦ 119

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.01

--$800,000,000 Credit Agreement dated as of December 21, 2021 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Deutsche Bank AG New York Branch, PNC Bank, National Association, Truist Bank, and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 27, 2021) (Commission File No. 1-12744)

10.02

-- Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.03

--Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.04

--Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.05

--Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.06

--Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.07

--Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

10.08

--Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.09

--Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 24, 2019) (Commission File No. 1-12744)

Form 10-K ♦ 120	SOAR to a Sustainable Future

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.10

--Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

10.11

--Thirteenth Amendment to Credit and Security Agreement, dated as of September 22, 2021, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2021) (Commission File No. 1-12744)

10.12

--Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.13

--Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.14

--Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.15

--Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.16

--Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.17

--Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.18

--Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.19

--Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.20

--Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.21

--Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan  (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.22

--Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

SOAR to a Sustainable Future	Form 10-K ♦ 121

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.23

--Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.24

--Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.25

--Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.26

--Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018) (Commission File No. 1-12744)**

10.27

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

10.30

--Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.27 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018) (Commission File No. 1-12744)**

10.31

--Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.32

--Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.33

--Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019) (Commission File No. 1-12744)**

*21.01	--List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	--Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	--Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	--Certification dated February 22, 2022 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	--Certification dated February 22, 2022 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	--Certification dated February 22, 2022 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 10-K ♦ 122	SOAR to a Sustainable Future

Part IV  ♦  Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
*32.02	--Certification dated February 22, 2022 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95	--Mine Safety Disclosure Exhibit
*101	--The following financial information formatted in Inline XBRL:
*101.INS	--Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	--Inline XBRL Taxonomy Extension Schema Document
*101.CAL	--Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	--Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	--Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101. DEF	--Inline XBRL Taxonomy Extension Definition Linkbase
*104	--The cover page financial information formatted in Inline XBRL (included as Exhibit 101).

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2022 Proxy Statement to be filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K.  Those portions of the 2022 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c)    Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe		Deductions- describe		Balance at end of period
	(Amounts in Millions)
Year ended December 31, 2021
Allowance for estimated credit losses	$5.9	$—	$—		$0.1	(a)	$5.8
Allowance for estimated credit losses on notes receivable	0.4	—	—		0.3	(a)	0.1
Inventory valuation allowance	180.3	65.2	9.6	(b)	40.8	(c)	214.3

Year ended December 31, 2020
Allowance for estimated credit losses	$4.7	$1.2	$—		$—		$5.9
Allowance for estimated credit losses on notes receivable	—	0.4	—		—		0.4
Inventory valuation allowance	168.6	51.3	—		39.6	(c)	180.3

Year ended December 31, 2019
Allowance for doubtful accounts	$3.3	$1.4	$—		$—		$4.7
Allowance for uncollectible notes receivable	—	—	—		—		—
Inventory valuation allowance	159.2	38.8	—		29.4	(c)	168.6
(a)	Change in estimates
(b)	Application of reserve policy to acquired inventories/customer receivables
(c)	Sale of reserved inventory and divestitures

SOAR to a Sustainable Future	Form 10-K ♦ 123

Part IV  ♦  Item 16 – Form 10-K Summary

ITEM 16 – FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

Form 10-K ♦ 124	SOAR to a Sustainable Future

♦  Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated:  February 22, 2022

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

SOAR to a Sustainable Future	Form 10-K ♦ 125

♦  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Howard Nye	Chairman of the Board,	February 22, 2022
C. Howard Nye	President and Chief Executive Officer

/s/ James A. J. Nickolas	Senior Vice President	February 22, 2022
James A. J. Nickolas	and Chief Financial Officer

/s/ Robert J. Cardin	Senior Vice President,	February 22, 2022
Robert J. Cardin	Controller and Chief Accounting Officer

/s/ Dorothy M. Ables	Director	February 22, 2022
Dorothy M. Ables

/s/ Sue W. Cole	Director	February 22, 2022
Sue W. Cole

/s/ Smith W. Davis	Director	February 22, 2022
Smith W. Davis

/s/ Anthony R. Foxx	Director	February 22, 2022
Anthony R. Foxx

/s/ John J. Koraleski	Director	February 22, 2022
John J. Koraleski

/s/ Laree E. Perez	Director	February 22, 2022
Laree E. Perez

/s/ Thomas H. Pike	Director	February 22, 2022
Thomas H. Pike

/s/ Michael J. Quillen	Director	February 22, 2022
Michael J. Quillen

/s/ Donald W. Slager	Director	February 22, 2022
Donald W. Slager

/s/ David C. Wajsgras	Director	February 22, 2022
David C. Wajsgras

Form 10-K ♦ 126	SOAR to a Sustainable Future