Form 10-Q
period 2022-06-30
MARTIN MARIETTA MATERIALS INC
filed 2022-07-28
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2022
Common Stock, $0.01 par value	62,374,140

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(In Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$772.1	$258.4
Restricted cash	—	0.5
Accounts receivable, net	1,026.6	774.0
Inventories, net	835.2	752.6
Current assets held for sale	57.5	102.2
Other current assets	68.9	137.9
Total Current Assets	2,760.3	2,025.6

Property, plant and equipment	10,311.5	10,370.0
Allowances for depreciation, depletion and amortization	(4,147.2)	(4,032.0)
Net property, plant and equipment	6,164.3	6,338.0
Goodwill	3,400.5	3,494.4
Other intangibles, net	1,043.6	1,065.0
Operating lease right-of-use assets, net	402.3	426.7
Noncurrent assets held for sale	388.2	616.9
Other noncurrent assets	383.6	426.4
Total Assets	$14,542.8	$14,393.0

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$359.7	$356.2
Accrued salaries, benefits and payroll taxes	57.7	86.6
Accrued other taxes	106.5	58.4
Accrued interest	42.8	48.0
Operating lease liabilities	54.4	53.9
Current liabilities held for sale	5.2	7.5
Other current liabilities	135.1	142.0
Total Current Liabilities	761.4	752.6

Long-term debt	5,044.3	5,100.8
Deferred income taxes, net	852.8	895.3
Noncurrent operating lease liabilities	356.3	379.4
Noncurrent liabilities held for sale	29.1	53.5
Other noncurrent liabilities	726.8	673.8
Total Liabilities	7,770.7	7,855.4

Equity:
Common stock, par value $0.01 per share (62.4 shares outstanding at June 30, 2022 and December 31, 2021)	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,474.4	3,470.4
Accumulated other comprehensive loss	(128.1)	(97.6)
Retained earnings	3,423.1	3,161.9
Total Shareholders' Equity	6,770.0	6,535.3
Noncontrolling interests	2.1	2.3
Total Equity	6,772.1	6,537.6
Total Liabilities and Equity	$14,542.8	$14,393.0

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Millions, Except Per Share Data)
Products and services revenues	$1,523.8	$1,295.3	$2,671.6	$2,217.2
Freight revenues	117.9	82.6	200.9	143.1
Total Revenues	1,641.7	1,377.9	2,872.5	2,360.3

Cost of revenues - products and services	1,095.6	910.0	2,087.5	1,656.0
Cost of revenues - freight	120.9	82.8	203.7	144.5
Total Cost of Revenues	1,216.5	992.8	2,291.2	1,800.5

Gross Profit	425.2	385.1	581.3	559.8

Selling, general & administrative expenses	104.1	82.4	201.2	162.2
Acquisition and integration expenses	2.9	9.3	4.3	10.6
Other operating income, net	(160.4)	(14.1)	(162.6)	(19.8)
Earnings from Operations	478.6	307.5	538.4	406.8

Interest expense	43.1	28.1	83.6	55.6
Other nonoperating income, net	(22.0)	(8.7)	(32.9)	(18.2)
Earnings from continuing operations before income tax expense	457.5	288.1	487.7	369.4
Income tax expense	104.4	62.3	110.2	78.1
Earnings from continuing operations	353.1	225.8	377.5	291.3
Earnings from discontinued operations, net of income tax expense	13.3	—	10.2	—
Consolidated net earnings	366.4	225.8	387.7	291.3
Less: Net (loss) earnings attributable to noncontrolling interests	(0.1)	—	(0.2)	0.2
Net Earnings Attributable to Martin Marietta Materials, Inc.	$366.5	$225.8	$387.9	$291.1

Consolidated Comprehensive Earnings (Loss):
Earnings attributable to Martin Marietta Materials, Inc.	$367.7	$228.4	$357.4	$296.5
(Loss) Earnings attributable to noncontrolling interests	(0.1)	—	(0.2)	0.2
	$367.6	$228.4	$357.2	$296.7
Net Earnings Attributable to Martin Marietta Materials, Inc.
Per Common Share:
Basic from continuing operations attributable to common shareholders	$5.66	$3.62	$6.06	$4.66
Basic from discontinued operations attributable to common shareholders	0.21	—	0.16	$—
	$5.87	$3.62	$6.22	$4.66

Diluted from continuing operations attributable to common shareholders	$5.65	$3.61	$6.04	$4.65
Diluted from discontinued operations attributable to common shareholders	0.21	—	0.16	$—
	$5.86	$3.61	$6.20	$4.65

Weighted-Average Common Shares Outstanding:
Basic	62.4	62.4	62.4	62.4
Diluted	62.5	62.5	62.6	62.5

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$387.7	$291.3
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	256.6	206.5
Stock-based compensation expense	24.5	20.8
Gain on divestitures, sales of assets and extinguishment of debt	(173.9)	(19.2)
Deferred income taxes, net	(32.7)	3.4
Other items, net	(3.4)	(7.3)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(252.6)	(137.8)
Inventories, net	(79.5)	36.9
Accounts payable	68.5	54.7
Other assets and liabilities, net	91.0	(8.1)
Net Cash Provided by Operating Activities	286.2	441.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(220.7)	(213.0)
Acquisitions, net of cash acquired	11.0	(653.2)
Proceeds from divestitures and sales of assets	644.4	31.9
Investments in life insurance contracts, net	1.8	11.2
Other investing activities, net	(3.0)	—
Net Cash Provided by (Used for) Investing Activities	433.5	(823.1)

Cash Flows from Financing Activities:
Borrowings of debt	—	400.0
Repayments of debt	(47.7)	(160.0)
Payments on finance lease obligations	(7.3)	(4.3)
Debt issuance costs	—	(0.3)
Distributions to owners of noncontrolling interest	—	(0.5)
Repurchases of common stock	(50.0)	—
Dividends paid	(77.0)	(71.8)
Proceeds from exercise of stock options	0.6	0.8
Shares withheld for employees' income tax obligations	(25.1)	(16.1)
Net Cash (Used for) Provided by Financing Activities	(206.5)	147.8
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	513.2	(234.1)
Cash, Cash Equivalents and Restricted Cash, beginning of period	258.9	304.4
Cash, Cash Equivalents and Restricted Cash, end of period	$772.1	$70.3

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	62.4	$0.6	$3,462.6	$(129.3)	$3,094.9	$6,428.8	$2.2	$6,431.0
Consolidated net earnings (loss)	—	—	—	—	366.5	366.5	(0.1)	366.4
Other comprehensive earnings, net of tax	—	—	—	1.2	—	1.2	—	1.2
Dividends declared ($0.61 per share)	—	—	—	—	(38.3)	(38.3)	—	(38.3)
Issuances of common stock for stock award plans	—	—	0.1	—	—	0.1	—	0.1
Shares withheld for employees' income tax obligations	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	12.4	—	—	12.4	—	12.4
Balance at June 30, 2022	62.4	$0.6	$3,474.4	$(128.1)	$3,423.1	$6,770.0	$2.1	$6,772.1

Balance at December 31, 2021	62.4	$0.6	$3,470.4	$(97.6)	$3,161.9	$6,535.3	$2.3	$6,537.6
Consolidated net earnings (loss)	—	—	—	—	387.9	387.9	(0.2)	387.7
Other comprehensive loss, net of tax	—	—	—	(30.5)	—	(30.5)	—	(30.5)
Dividends declared ($1.22 per share)	—	—	—	—	(76.7)	(76.7)	—	(76.7)
Issuances of common stock for stock award plans	—	—	4.6	—	—	4.6	—	4.6
Shares withheld for employees' income tax obligations	—	—	(25.1)	—	—	(25.1)	—	(25.1)
Repurchases of common stock	—	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	24.5	—		24.5		24.5
Balance at June 30, 2022	62.4	$0.6	$3,474.4	$(128.1)	$3,423.1	$6,770.0	$2.1	$6,772.1

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	62.4	$0.6	$3,441.7	$(155.6)	$2,637.2	$5,923.9	$2.8	$5,926.7
Consolidated net earnings	—	—	—	—	225.8	225.8	—	225.8
Other comprehensive earnings, net of tax	—	—	—	2.6	—	2.6	—	2.6
Dividends declared ($0.57 per share)	—	—	—	—	(35.8)	(35.8)	—	(35.8)
Issuances of common stock for stock award plans	—	—	0.1	—	—	0.1	—	0.1
Shares withheld for employees' income tax obligations	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2021	62.4	$0.6	$3,451.1	$(153.0)	$2,827.2	$6,125.9	$2.3	$6,128.2

Balance at December 31, 2020	62.3	$0.6	$3,440.8	$(158.4)	$2,607.7	$5,890.7	$2.6	$5,893.3
Consolidated net earnings	—	—	—	—	291.1	291.1	0.2	291.3
Other comprehensive earnings, net of tax	—	—	—	5.4	—	5.4	—	5.4
Dividends declared ($1.14 per share)	—	—	—	—	(71.6)	(71.6)	—	(71.6)
Issuances of common stock for stock award plans	0.1	—	5.6	—	—	5.6	—	5.6
Shares withheld for employees' income tax obligations	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8	—	20.8
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2021	62.4	$0.6	$3,451.1	$(153.0)	$2,827.2	$6,125.9	$2.3	$6,128.2

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2022, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position. In addition, the Company has one cement plant, cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and discontinued operations as of and for the six months ended June 30, 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Consolidated Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings (loss) and accumulated other comprehensive loss consist of consolidated net earnings; adjustments for the funded status of pension and postretirement benefit plans; and foreign currency translation adjustments; and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Comprehensive earnings (loss) attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$366.5	$225.8	$387.9	$291.1
Other comprehensive earnings (loss), net of tax	1.2	2.6	(30.5)	5.4
Comprehensive earnings attributable to Martin Marietta	$367.7	$228.4	$357.4	$296.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2022
Balance at beginning of period	$(129.7)	$0.4	$(129.3)
Other comprehensive earnings (loss) before reclassifications, net of tax	0.4	(0.9)	(0.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.7	—	1.7
Other comprehensive earnings (loss), net of tax	2.1	(0.9)	1.2
Balance at end of period	$(127.6)	$(0.5)	$(128.1)

	Three Months Ended June 30, 2021
Balance at beginning of period	$(155.6)	$—	$(155.6)
Other comprehensive earnings before reclassifications, net of tax	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.1	—	2.1
Other comprehensive earnings, net of tax	2.1	0.5	2.6
Balance at end of period	$(153.5)	$0.5	$(153.0)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2022
Balance at beginning of period	$(97.6)	$—	$(97.6)
Other comprehensive loss before reclassifications, net of tax	(33.0)	(0.5)	(33.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3.0	—	3.0
Other comprehensive loss, net of tax	(30.0)	(0.5)	(30.5)
Balance at end of period	$(127.6)	$(0.5)	$(128.1)

	Six Months Ended June 30, 2021
Balance at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.6	—	4.6
Other comprehensive earnings, net of tax	4.6	0.8	5.4
Balance at end of period	$(153.5)	$0.5	$(153.0)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $33.0 million, net of tax, other comprehensive loss before reclassifications in the Pension and Postretirement Benefit Plans for the six months ended June 30, 2022 is driven by the remeasurement of the funded status of the Company’s qualified pension plan, required as a result of a plan amendment that provided an enhanced benefit for eligible hourly employees.

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Balance at beginning of period	$80.2	$88.7	$69.7	$89.4
Tax effect of other comprehensive (earnings) loss	(0.7)	(0.8)	9.8	(1.5)
Balance at end of period	$79.5	$87.9	$79.5	$87.9

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the
	June 30,		June 30,		consolidated statements of earnings
	2022	2021	2022	2021	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Prior service cost	$1.2	$0.1	$2.1	$—
Actuarial loss	1.1	2.8	1.9	6.1
	2.3	2.9	4.0	6.1	Other nonoperating income, net
Tax benefit	(0.6)	(0.8)	(1.0)	(1.5)	Income tax expense
	$1.7	$2.1	$3.0	$4.6

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation arrangements. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2022 and 2021, the diluted per-share computations reflect the number of common shares outstanding to include the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the numerator and denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Millions)
Net earnings from continuing operations attributable to Martin Marietta	$353.2	$225.8	$377.7	$291.1
Less: Distributed and undistributed earnings attributable to unvested awards	—	0.2	—	0.2
Basic and diluted net earnings from continuing operations available to common shareholders attributable to Martin Marietta	$353.2	$225.6	$377.7	$290.9

Basic weighted-average common shares outstanding	62.4	62.4	62.4	62.4
Effect of dilutive employee and director awards	0.1	0.1	0.2	0.1
Diluted weighted-average common shares outstanding	62.5	62.5	62.6	62.5

Restricted Cash

At December 31, 2021, the Company had restricted cash of $0.5 million, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of the qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged property. There was no restricted cash at June 30, 2022.

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

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021
	(Dollars in Millions)
Cash and cash equivalents	$772.1	$258.4
Restricted cash	—	0.5
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$772.1	$258.9

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Future revenues from unsatisfied performance obligations at June 30, 2022 and 2021 were $322.5 million and $215.5 million, respectively, where the remaining periods to complete these obligations ranged from one month to 23 months and one month to 21 months, respectively.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment.

	Three Months Ended
	June 30, 2022
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$632.4	$42.1	$674.5
West Group	816.8	68.7	885.5
Total Building Materials business	1,449.2	110.8	1,560.0
Magnesia Specialties	74.6	7.1	81.7
Total	$1,523.8	$117.9	$1,641.7

	Three Months Ended
	June 30, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$596.5	$38.8	$635.3
West Group	628.8	38.0	666.8
Total Building Materials business	1,225.3	76.8	1,302.1
Magnesia Specialties	70.0	5.8	75.8
Total	$1,295.3	$82.6	$1,377.9

Service revenues, which include paving services located in California and Colorado, were $95.0 million and $73.4 million for the three months ended June 30, 2022 and 2021, respectively, and are reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended
	June 30, 2022
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$1,027.0	$66.3	$1,093.3
West Group	1,499.2	121.3	1,620.5
Total Building Materials business	2,526.2	187.6	2,713.8
Magnesia Specialties	145.4	13.3	158.7
Total	$2,671.6	$200.9	$2,872.5

	Six Months Ended
	June 30, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$969.1	$61.1	$1,030.2
West Group	1,112.9	70.5	1,183.4
Total Building Materials business	2,082.0	131.6	2,213.6
Magnesia Specialties	135.2	11.5	146.7
Total	$2,217.2	$143.1	$2,360.3

Service revenues for the six months ended June 30, 2022 and 2021 were $113.3 million and $82.2 million, respectively.

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

(Dollars in Millions)	June 30, 2022	December 31, 2021
Costs in excess of billings	$14.3	$4.3
Billings in excess of costs	$5.6	$7.8

Revenues recognized from the beginning balance of contract liabilities for the three months ended June 30, 2022 and 2021 were $4.5 million and $5.4 million, respectively, and for the six months ended June 30, 2022 and 2021 were $6.6 million and $9.4 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation. Retainage, which is included in other current assets on the Company’s consolidated balance sheets, was $10.6 million and $10.5 million at June 30, 2022 and December 31, 2021, respectively.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.
Business Combinations, Divestitures and Discontinued Operations

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

The Company determined fair values of assets acquired and liabilities assumed. Although the initial accounting for the business combination has been recorded, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, based on additional reviews, such as asset verification. During the quarter ended June 30, 2022, the Company increased the assumed asset retirement obligations liability by $46.6 million, with goodwill increasing by a comparable amount. As of June 30, 2022, the measurement period remains open. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, property, plant and equipment; lease assets and liabilities; goodwill; intangible assets; asset retirement obligations; and other liabilities. Amortization of the goodwill generated by the transaction is deductible for income tax purposes.

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of October 1, 2021 (dollars in millions):

Assets:
Inventories	$91.9
Property, plant and equipment	849.9
Intangible assets, other than goodwill	551.0
Goodwill	1,041.8
Other assets	54.6
Total assets	2,589.2
Liabilities:
Asset retirement obligations	225.5
Operating and finance lease liabilities	57.5
Other liabilities	41.6
Total liabilities	324.6
Total consideration	$2,264.6

In July 2021, the Company acquired assets of Southern Crushed Concrete (SCC) in the Houston area. SCC was a leading producer of recycled concrete, which is principally used as a base aggregates product in infrastructure, commercial and residential construction applications. Although the initial accounting for the business combination has been recorded, the fair values of accrued liabilities, goodwill and intangible assets are subject to change during the measurement period, which remains open as of June 30, 2022. Amortization of the goodwill generated by the transaction is deductible for income tax purposes. The results from the acquired business are included in the Company’s West Group, but are immaterial for pro-forma financial statement disclosures.

In April 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul area, which is one of the largest and fastest-growing midwestern metropolitan areas. The Tiller acquisition complemented the Company’s existing product offerings in the surrounding areas. The Company determined fair values of the assets acquired and liabilities assumed, and the measurement period is closed as of June 30, 2022. Amortization of the goodwill generated by the transaction is deductible for income

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

tax purposes. The results from the acquired business are included in the Company’s East Group, but are immaterial for pro-forma financial statement disclosures.

Discontinued Operations

Discontinued operations include the cement and California ready-mixed concrete businesses acquired as part of the Lehigh West Region acquisition.

Discontinued operations include the following:

	Three Months Ended	Six Months Ended
	June 30, 2022
	(Dollars in Millions)
Total revenues	$111.7	$206.4

Pretax earnings from operations	$20.5	$16.4
Pretax loss on divestiture	(1.0)	(1.0)
Pretax earnings	$19.5	$15.4
Income tax expense	6.2	5.2
Earnings from discontinued operations, net of income tax expense	$13.3	$10.2

Total cash provided by operating and investing activities for the discontinued operations was $224.2 million, including $235.0 million of proceeds from divestitures and $13.2 million of cash used for capital expenditures, for the six months ended June 30, 2022. Non-cash items related to operating and investing activities for the discontinued operations were immaterial for the six months ended June 30, 2022.

Divestitures

On June 30, 2022, the Company completed the sale of the Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations for $235 million in cash. In addition, the Company agreed to sell its interest, for $15 million, in a joint venture that operates a cement distribution terminal. The Company did not record any amortization or depreciation expense related to these businesses for the three and six months ended June 30, 2022, as these were previously classified as assets held for sale.

On April 1, 2022, the Company divested its Colorado and Central Texas ready-mixed concrete operations to Smyrna Ready Mix Concrete LLC. This opportunity optimized the Company’s aggregates-led portfolio and improved its ability to generate more attractive margins over the long term by reducing both business cyclicality and exposure to raw material cost inflation. The transaction resulted in a pretax gain of $151.7 million, which is included in Other operating income, net, and is inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture are all reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets Held for Sale

Assets and liabilities held for sale as of June 30, 2022, include a cement plant in Tehachapi, California; cement distribution terminals; the California ready mixed concrete plants not sold as part of the aforementioned Redding transaction; and certain investment properties. At December 31, 2021 assets and liabilities held for sale also included the operations that were sold on June 30, 2022. Assets and liabilities held for sale as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(Dollars in Millions)
Inventories, net	$—	$19.5	$19.5	$—	$53.1	$53.1
Investment land	38.0	—	38.0	32.7	—	32.7
Other assets	—	—	—	—	16.4	16.4
Total current assets held for sale	$38.0	$19.5	$57.5	$32.7	$69.5	$102.2

Property, plant and equipment	$—	$130.0	$130.0	$—	$226.0	$226.0
Intangible assets, excluding goodwill	—	208.5	208.5	—	264.9	264.9
Operating lease right-of-use assets	—	14.0	14.0	—	18.1	18.1
Goodwill	—	35.7	35.7	—	109.3	109.3
Other assets	—	5.4	5.4	—	4.6	4.6
Valuation allowance for loss on sale	—	(5.4)	(5.4)	—	(6.0)	(6.0)
Total noncurrent assets held for sale	$—	$388.2	$388.2	$—	$616.9	$616.9

Lease obligations	$—	$(5.2)	$(5.2)	$—	$(7.5)	$(7.5)
Total current liabilities held for sale	$—	$(5.2)	$(5.2)	$—	$(7.5)	$(7.5)

Asset retirement obligations	$—	$(19.8)	$(19.8)	$—	$(31.5)	$(31.5)
Lease obligations	—	(8.5)	(8.5)	—	(22.0)	(22.0)
Other liabilities	—	(0.8)	(0.8)	—	—	—
Total noncurrent liabilities held for sale	$—	$(29.1)	$(29.1)	$—	$(53.5)	$(53.5)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2022	$759.4	$2,735.0	$3,494.4
Acquisitions	—	3.7	3.7
Adjustments to purchase price allocations	5.0	52.8	57.8
Divestitures	—	(159.7)	(159.7)
Goodwill reclassified from assets held for sale	—	4.3	4.3
Balance at June 30, 2022	$764.4	$2,636.1	$3,400.5

5.
Inventories, Net

	June 30,	December 31,
	2022	2021
	(Dollars in Millions)
Finished products	$859.8	$713.3
Products in process	9.1	30.1
Raw materials	96.7	69.6
Supplies and expendable parts	139.6	153.9
	1,105.2	966.9
Less: Allowances	(270.0)	(214.3)
Total	$835.2	$752.6

6.
Long-Term Debt

	June 30,	December 31,
	2022	2021
	(Dollars in Millions)
0.650% Senior Notes, due 2023	$698.3	$697.4
4.250% Senior Notes, due 2024	398.6	398.3
7% Debentures, due 2025	124.6	124.6
3.450% Senior Notes, due 2027	298.1	297.9
3.500% Senior Notes, due 2027	496.7	496.4
2.500% Senior Notes, due 2030	471.8	491.1
2.400% Senior Notes, due 2031	888.2	891.8
6.25% Senior Notes, due 2037	228.3	228.3
4.250% Senior Notes, due 2047	590.1	592.1
3.200% Senior Notes, due 2051	849.6	882.9
Other notes	—	0.1
Total debt	5,044.3	5,100.9
Less: Current maturities	—	(0.1)
Long-term debt	$5,044.3	$5,100.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the six months ended June 30, 2022, the Company repurchased $60.5 million (par value) of its Senior Notes.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 21, 2022. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., MUFG Bank, Ltd., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold by the Company to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.85% for borrowings funded by conduit lenders and one-month London Inter-bank Offered Rate (LIBOR) plus 1.00%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no borrowings outstanding under the Trade Receivable Facility at June 30, 2022 and December 31, 2021.

The Company has a $800 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement). Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Credit Agreement at June 30, 2022 or December 31, 2021. The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor (see Note 10), may be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with this covenant at June 30, 2022.

The Revolving Facility expires on December 21, 2026, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. The Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility at June 30, 2022 and December 31, 2021.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted cash is held in a trust account with a third-party intermediary. Due to the short-term nature of this account, the fair value of restricted cash approximates its carrying value.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of consolidated accounts receivable in the six-month periods ended June 30, 2022 and 2021. The estimated fair values of accounts receivable approximate their carrying amounts due to the short-term nature of the accounts.

Notes receivable are primarily promissory notes with customers and are not publicly traded. Management estimates that the fair value of notes receivable approximates its carrying amount.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $5.04 billion and $4.48 billion, respectively, at June 30, 2022 and $5.10 billion and $5.45 billion, respectively, at December 31, 2021. The estimated fair value of the publicly-registered long-term notes was estimated using quoted market prices. The estimated fair values of other borrowings approximate their carrying amounts as the interest rates reset periodically.

8.
Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 22.6% and 21.2% for the six months ended June 30, 2022 and 2021, respectively. The higher 2022 effective income tax rate versus 2021 was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

9.
Pension and Postretirement Benefits

During the six months ended June 30, 2022, the Company amended its qualified pension plan and provided an enhanced benefit for eligible hourly active participants who retire subsequent to April 30, 2022. The amendment required a pension remeasurement. The Company elected the use of a practical expedient to perform the pension remeasurement as of February 28, 2022, the month-end closest to the approval of the plan amendment. The discount rate for the remeasurement was 3.75% compared with 3.23% prior to the remeasurement. The enhanced benefit and remeasurement resulted in higher pension expense for the year compared with the initial estimate of the annual pension expense for the qualified plan.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Service cost	$14.0	$10.6	$—	$—
Interest cost	11.9	8.3	0.1	0.1
Expected return on assets	(22.5)	(16.3)	—	—
Amortization of:
Prior service cost (credit)	1.4	0.3	(0.2)	(0.2)
Actuarial loss (gain)	1.2	2.8	(0.1)	—
Net periodic benefit cost (credit)	$6.0	$5.7	$(0.2)	$(0.1)

	Pension		Postretirement Benefits
	Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Service cost	$24.0	$23.0	$—	$—
Interest cost	20.6	17.7	0.2	0.2
Expected return on assets	(38.7)	(35.1)	—	—
Amortization of:
Prior service cost (credit)	2.5	0.4	(0.4)	(0.4)
Actuarial loss (gain)	2.0	6.2	(0.1)	(0.1)
Net periodic benefit cost (credit)	$10.4	$12.2	$(0.3)	$(0.3)

The service cost component of net periodic benefit (credit) cost is included in Cost of revenues – products and services and Selling, general & administrative expenses. All other components are included in Other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

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

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Borrowing Arrangements with Affiliate

The Company is a guarantor with an unconsolidated affiliate for a $15.0 million revolving line of credit agreement with Truist Bank, of which $3.7 million was outstanding as of June 30, 2022, and that has a maturity date of March 2024. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan receivable, due December 31, 2024, outstanding from this unconsolidated affiliate as of June 30, 2022 and December 31, 2021. The interest rate is one-month LIBOR plus a current spread of 1.63%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing payment for certain insurance claims, contract performance and permit requirements. At June 30, 2022, the Company was contingently liable for $17.2 million in letters of credit, of which $2.6 million were issued under the Company’s Revolving Facility.

11. Business Segments

The Building Materials business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties segment. The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition and integration expenses; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income taxes. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition and integration expenses; and other nonrecurring income and expenses not reported in one of the operating segments. All long-term debt and related interest expense are held at Corporate.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as well as the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues, which represent sales from one segment to another segment and are eliminated in consolidation. Total revenues, product and services revenues, and earnings (loss) from operations reflect continuing operations only. In 2022, earnings from operations for the West Group include nonrecurring gains on divested assets of $151.7 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Total revenues:
East Group	$674.5	$635.3	$1,093.3	$1,030.2
West Group	885.5	666.8	1,620.5	1,183.4
Total Building Materials business	1,560.0	1,302.1	2,713.8	2,213.6
Magnesia Specialties	81.7	75.8	158.7	146.7
Total	$1,641.7	$1,377.9	$2,872.5	$2,360.3

Products and services revenues:
East Group	$632.4	$596.5	$1,027.0	$969.1
West Group	816.8	628.8	1,499.2	1,112.9
Total Building Materials business	1,449.2	1,225.3	2,526.2	2,082.0
Magnesia Specialties	74.6	70.0	145.4	135.2
Total	$1,523.8	$1,295.3	$2,671.6	$2,217.2

Earnings (Loss) from operations:
East Group	$210.6	$197.8	$238.5	$259.5
West Group	274.5	101.8	317.6	133.6
Total Building Materials business	485.1	299.6	556.1	393.1
Magnesia Specialties	20.3	23.1	41.8	46.7
Corporate	(26.8)	(15.2)	(59.5)	(33.0)
Total	$478.6	$307.5	$538.4	$406.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services:
Aggregates	$955.2	$801.8	$1,641.1	$1,374.4
Cement	157.9	116.5	292.2	226.1
Ready mixed concrete	226.1	268.4	516.2	503.7
Asphalt and paving services	212.3	135.3	267.1	147.6
Less: interproduct revenues	(102.3)	(96.7)	(190.4)	(169.8)
Products and services	1,449.2	1,225.3	2,526.2	2,082.0
Freight	110.8	76.8	187.6	131.6
Total Building Materials business	1,560.0	1,302.1	2,713.8	2,213.6
Magnesia Specialties:
Products and services	74.6	70.0	145.4	135.2
Freight	7.1	5.8	13.3	11.5
Total Magnesia Specialties	81.7	75.8	158.7	146.7
Total	$1,641.7	$1,377.9	$2,872.5	$2,360.3

Gross profit (loss):
Building Materials business:
Products and services:
Aggregates	$309.0	$273.0	$410.9	$394.7
Cement	51.1	36.1	78.5	51.4
Ready mixed concrete	14.3	19.1	35.4	38.6
Asphalt and paving services	26.4	28.7	13.1	20.4
Products and services	400.8	356.9	537.9	505.1
Freight	(1.7)	0.7	(0.4)	0.5
Total Building Materials business	399.1	357.6	537.5	505.6
Magnesia Specialties:
Products and services	25.8	27.9	52.6	56.3
Freight	(1.3)	(0.9)	(2.4)	(1.9)
Total Magnesia Specialties	24.5	27.0	50.2	54.4
Corporate	1.6	0.5	(6.4)	(0.2)
Total	$425.2	$385.1	$581.3	$559.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2022	2021
	(Dollars in Millions)
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$7.0	$158.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$13.0	$13.2
Accrued liabilities for purchases of property, plant and equipment	$27.3	$29.5
Remeasurement of operating lease right-of-use assets	$(3.5)	$(6.3)
Remeasurement of finance lease right-of-use assets	$(6.4)	$—

For the six months ended June 30, 2021, the right-of-use assets obtained in exchange for new finance lease liabilities balance were primarily attributable to the lease of the new corporate headquarters, production equipment, and leases assumed as part of the Tiller acquisition.

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
	2022	2021
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$84.3	$53.6
Cash paid for income taxes, net of refunds	$42.9	$56.9

During the six months ended June 30, 2021, the Company received proceeds of $11.2 million, related to its company-owned life insurance policies. The proceeds are included in the Investments in life insurance contracts, net, in the investing activities of the consolidated statements of cash flows.

14. Other Operating Income, Net

For the three and six months ended June 30, 2022, the increase in other operating income, net, was primarily attributable to the $151.7 million gain on the divestiture of the Colorado and Central Texas ready-mixed concrete operations. Other operating income, net, for the three and six months ended June 30, 2021 included a $12.3 million gain on the sale of the Company’s former corporate headquarters.

15. Other Nonoperating Income, Net

Other nonoperating income, net, for the three months and six months ended June 30, 2022 included an $11.6 million pretax gain related to the repurchase of the Company’s debt.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2022, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position. In addition, the Company has one cement plant, cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and reported as discontinued operations as of and for the six months ended June 30, 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes two reportable segments: the East Group and the West Group.

BUILDING MATERIALS BUSINESS (continuing operations only)
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa,
Kansas, Kentucky, Maryland,
Minnesota, Missouri, Nebraska,
North Carolina, Ohio, Pennsylvania,
South Carolina, Tennessee, Virginia,
West Virginia, Nova Scotia and The Bahamas

Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates and Asphalt	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving Services

Facility Types	Quarries, Mines, Asphalt Plants and Distribution Facilities	Quarries, Mines, Cement Plants, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities

Modes of Transportation	Truck, Rail and Ship	Truck, Rail and Ship

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

For the Quarter June 30, 2022

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2021. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2022.

RESULTS OF OPERATIONS

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; the earnings/loss from nonconsolidated equity affiliates; acquisition and integration expenses; the impact of selling acquired inventory after markup to fair value as part of acquisition accounting; and the nonrecurring gain on divestiture (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by accounting principles generally accepted in the United States and, as such, should not be construed as an alternative to net earnings, earnings from operations or cash provided by operating activities. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance and is a measure used by management to evaluate the Company’s performance. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable with similarly titled measures of other companies.

A reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$353.2	$225.8	$377.7	$291.1
Add back (Deduct):
Interest expense, net of interest income	42.2	28.2	82.7	55.5
Income tax expense for controlling interests	104.4	62.2	110.2	78.1
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	127.3	106.1	252.3	201.9
Acquisition and integration expenses	2.9	9.3	4.3	10.6
Impact of selling acquired inventory after markup to fair value as a part of acquisition accounting	—	7.6	—	7.6
Gain on divestiture	(151.7)	—	(151.7)	—
Adjusted EBITDA	$478.3	$439.2	$675.5	$644.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Adjusted earnings from operations and adjusted earnings per diluted share from continuing operations represent non-GAAP financial measures and exclude acquisition and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting and the impact of the gain on divestiture. Management presents these measures for investors to evaluate and forecast the Company’s results, as the impact of these items are non-recurring.

A reconciliation of consolidated earnings from operations to adjusted consolidated earnings from operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Consolidated earnings from operations in accordance with GAAP	$478.6	$307.5	$538.4	$406.8
Add back (Deduct):
Acquisition and integration expenses	2.9	9.3	4.3	10.6
Impact of selling acquired inventory after its markup to fair value as part of acquisition accounting	—	7.6	—	7.6
Gain on divestiture	(151.7)	—	(151.7)	—
Adjusted consolidated earnings from operations	$329.8	$324.4	$391.0	$425.0

A reconciliation of earnings per diluted share from continuing operations to adjusted earnings per diluted share from continuing operations is as follows:

	Three Months Ended June 30, 2022
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$5.65
Impact of acquisition and integration expenses	$2.9	$(0.6)	$2.3	0.04
Impact of gain on divestiture	$(151.7)	$43.6	$(108.1)	(1.73)
Adjusted earnings per diluted share from continuing operations				$3.96

	Three Months Ended June 30, 2021
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$3.61
Impact of acquisition and integration expenses	$9.3	$(2.2)	$7.1	0.11
Impact of selling acquired inventory after its markup to fair value as part of acquisition accounting	$7.6	$(1.9)	$5.7	0.09
Adjusted earnings per diluted share from continuing operations				$3.81

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30, 2022
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$6.04
Impact of acquisition and integration expenses	$4.3	$(0.9)	$3.4	0.05
Impact of gain on divestiture	$(151.7)	$43.6	$(108.1)	(1.73)
Adjusted earnings per diluted share from continuing operations				$4.36

	Six Months Ended June 30, 2021
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$4.65
Impact of acquisition and integration expenses	$10.6	$(2.4)	$8.2	0.13
Impact of selling acquired inventory after its markup to fair value as part of acquisition accounting	$7.6	$(1.9)	$5.7	0.09
Adjusted earnings per diluted share from continuing operations				$4.87

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

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Organic East Group - Aggregates:
Reported average selling price	$16.79	$15.59	$16.91	$15.86
Adjustment for favorable impact of product, geographic and other mix	(0.08)		(0.06)
Mix-adjusted ASP	$16.71		$16.85

Reported average selling price variance	7.6%		6.6%
Mix-adjusted ASP variance	7.1%		6.3%

Organic West Group - Aggregates:
Reported average selling price	$15.67	$14.03	$15.37	$13.93
Adjustment for favorable impact of product, geographic and other mix	(0.47)		(0.45)
Mix-adjusted ASP	$15.20		$14.92

Reported average selling price variance	11.7%		10.3%
Mix-adjusted ASP variance	8.3%		7.1%

Total Organic Aggregates:
Reported average selling price	$16.40	$15.07	$16.34	$15.17
Adjustment for favorable impact of product, geographic and other mix	(0.20)		(0.18)
Mix-adjusted ASP	$16.20		$16.16

Reported average selling price variance	8.8%		7.7%
Mix-adjusted ASP variance	7.5%		6.5%

Cement:
Reported average selling price	$140.00	$122.11	$134.79	$118.80
Adjustment for favorable impact of product, geographic and other mix	(2.67)		(2.04)
Mix-adjusted ASP	$137.33		$132.75

Reported average selling price variance	14.7%		13.5%
Mix-adjusted ASP variance	12.5%		11.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Quarter Ended June 30, 2022

Financial highlights for the quarter ended June 30, 2022 (unless noted, all comparisons are versus the prior-year quarter and for continuing operations):

♦
Consolidated total revenues of $1.64 billion compared with $1.38 billion
♦
Building Materials business products and services revenues of $1.45 billion compared with $1.23 billion
♦
Magnesia Specialties products revenues of $74.6 million compared with $70.0 million
♦
Consolidated gross profit of $425.2 million compared with $385.1 million
♦
Consolidated earnings from operations of $478.6 million compared with $307.5 million
♦
Adjusted consolidated earnings from operations of $329.8 million compared with $324.4 million
♦
Net earnings from continuing operations attributable to Martin Marietta of $353.2 million compared with $225.8 million
♦
Adjusted EBITDA of $478.3 million compared with $439.2 million
♦
Earnings per diluted share from continuing operations of $5.65 compared with $3.61
♦
Adjusted earnings per diluted share from continuing operations of $3.96 compared with $3.81

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for continuing operations for the three months ended June 30, 2022 and 2021. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. For the three months ended June 30, 2022, earnings from operations for the West Group include a $151.7 million nonrecurring gain on divested assets.

	Three Months Ended June 30,
	2022	2021
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$590.6	$554.2
Asphalt	47.4	47.1
Less: Interproduct revenues	(5.6)	(4.8)
East Group Total	632.4	596.5
West Group
Aggregates	364.6	247.6
Cement	157.9	116.5
Ready mixed concrete	226.1	268.4
Asphalt and paving	164.9	88.2
Less: Interproduct revenues	(96.7)	(91.9)
West Group Total	816.8	628.8
Products and services	1,449.2	1,225.3
Freight	110.8	76.8
Total Building Materials business	1,560.0	1,302.1
Magnesia Specialties:
Products	74.6	70.0
Freight	7.1	5.8
Total Magnesia Specialties	81.7	75.8
Total	$1,641.7	$1,377.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	309.0	32.3	$273.0	34.0
Cement	51.1	32.4	36.1	31.0
Ready mixed concrete	14.3	6.3	19.1	7.1
Asphalt and paving	26.4	12.4	28.7	21.2
Products and services	400.8	27.7	356.9	29.1
Freight	(1.7)		0.7
Total Building Materials business	399.1	25.6	357.6	27.5
Magnesia Specialties:
Products	25.8	34.6	27.9	39.9
Freight	(1.3)		(0.9)
Total Magnesia Specialties	24.5	30.0	27.0	35.6
Corporate	1.6		0.5
Total	$425.2	25.9	$385.1	27.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$28.7		$26.3
West Group	41.7		33.6
Total Building Materials business	70.4		59.9
Magnesia Specialties	4.0		3.7
Corporate	29.7		18.8
Total	$104.1	6.3	$82.4	6.0

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Earnings (Loss) from operations:
Building Materials business:
East Group	$210.6		$197.8
West Group	274.5		101.8
Total Building Materials business	485.1		299.6
Magnesia Specialties	20.3		23.1
Corporate	(26.8)		(15.2)
Total	$478.6	29.2	$307.5	22.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following tables present aggregates volume and pricing variance data and shipments data by segment:

	Three Months Ended
	June 30, 2022
	Volume	Pricing
Volume/Pricing Variance(1)
East Group	(1.0)%	7.6%
West Group	30.0%	11.6%
Total aggregates operations(2)	9.3%	8.4%
Organic aggregates operations(3)	1.8%	8.8%

	Three Months Ended
	June 30,
	2022	2021
	(Tons in Millions)
Shipments
East Group	35.0	35.4
West Group	22.8	17.5
Total aggregates operations(2)	57.8	52.9

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

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents shipments data by product line for the Building Materials business:

	Three Months Ended June 30,
	2022	2021	% Change
Shipments
Aggregates (in millions):
Tons to external customers	53.5	48.8
Internal tons used in other product lines	4.3	4.1
Total aggregates tons	57.8	52.9	9.3%

Cement (in millions):
Tons to external customers	0.8	0.5
Internal tons used in ready mixed concrete	0.3	0.4
Total cement tons	1.1	0.9	19.8%

Ready Mixed Concrete (in millions of cubic yards)	1.8	2.3	(22.6)%

Asphalt (in millions):
Tons to external customers	1.9	1.2
Internal tons used in paving business	0.7	0.6
Total asphalt tons	2.6	1.8	40.2%

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended June 30,
	2022	2021	% Change
Aggregates (per ton)	$16.34	$15.07	8.4%
Cement (per ton)	$140.00	$122.11	14.7%
Ready Mixed Concrete (per cubic yard)	$124.51	$114.27	9.0%
Asphalt (per ton)	$60.54	$48.83	24.0%

Aggregates End-Use Markets

Organic aggregates shipments to the infrastructure market increased 5%, primarily driven by increased highway projects in Indiana, Arkansas, Colorado and the Gulf Coast. The infrastructure market accounted for 35% of second-quarter organic aggregates shipments.

Organic aggregates shipments to the nonresidential market were flat compared to a strong prior-year quarter. The nonresidential market represented 35% of second-quarter organic aggregates shipments.

Organic aggregates shipments to the residential market increased 4%, reflecting strong demand in Texas and Colorado that was partially offset by supply chain issues and decreased housing starts in the East. The residential market accounted for 25% of second-quarter organic aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter organic aggregates shipments. Volumes to this end use decreased 10%, driven by lower ballast shipments to the Class I western railroads.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

Second-quarter organic aggregates shipments increased 1.8%, as healthy underlying public and private product demand was partially constrained by supply chain and logistics-related bottlenecks. Organic pricing increased 8.8%, or 7.5% on a mix-adjusted basis, over the prior-year quarter as the Company began to benefit from April 1 price increases. Including acquired operations, total aggregates shipments and pricing grew 9.3% and 8.4%, respectively. East Group total shipments decreased 1.0%, as strong underlying demand was negatively impacted from unfavorable weather in April, coupled with rail and marine-shipping challenges. East Group pricing increased 7.6%. West Group total shipments improved 30.0%, driven primarily by contributions from acquired operations and strong Texas customer demand. West Group pricing, inclusive of acquisitions, increased 11.6%. West Group organic pricing increased 11.7%, or 8.3% on a mix-adjusted basis, benefitting from increased sales of higher-priced clean stone and long-haul shipments from higher-priced distribution yards. Second-quarter aggregates product gross profit improved 13.2% to $309.0 million while gross margin declined 170 basis points to 32.3%, primarily due to significantly higher energy, contract services, supplies and internal freight costs.

Cement shipments increased 19.8% to a new quarterly record of 1.1 million tons while pricing increased 14.7%, or 12.5% on a mix-adjusted basis, driven by continued strong demand and tight cement supply in Texas. Cement product gross profit grew to $51.1 million, an increase of 41.7%, and gross margin expanded 140 basis points to 32.4%, driven by volume and pricing gains but partially offset by significant energy-related headwinds and unplanned kiln outages at both the Midlothian and Hunter plants.

On an organic basis, ready mix shipments and pricing increased 3.4% and 17.4%, respectively, driven by strong demand in Dallas/Fort Worth, Austin and San Antonio. Ready mix product revenues and gross profit from continuing operations declined 15.8% and 25.1%, respectively, driven primarily by the divestiture of our Colorado and Central Texas ready mix concrete businesses on April 1, which was partially offset by acquired operations in Arizona.

Including contributions from the acquired West Coast operations, total asphalt shipments and pricing increased 40.2% and 24.0%, respectively. However, rapid cost acceleration of liquid asphalt, or bitumen, contributed to the gross margin compression of 880 basis points in the second quarter.

Magnesia Specialties Business

Magnesia Specialties second-quarter product revenues increased 6.6% to $74.6 million, driven by continued strong global demand for magnesia-based chemical products. Product gross profit declined 7.6% to $25.8 million, as higher energy costs pressured margins in the quarter.

Consolidated Operating Results

Consolidated SG&A for second quarter 2022 was 6.3% of total revenues compared with 6.0% in the prior-year quarter, an increase of 30 basis points. Earnings from operations for the quarter were $478.6 million in 2022 compared with $307.5 million in 2021, with the increase driven by the $151.7 million gain on the divestiture of the Colorado and Central Texas ready-mixed concrete operations and year-over-year price increases, partially offset by higher costs for energy, supplies, freight and personnel.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income, net, was income of $160.4 million in 2022 and $14.1 million in 2021. The increase in other operating income, net, was primarily attributable to the $151.7 million gain on the divestiture of the Colorado and Central Texas ready-mixed concrete

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

operations. Other operating income, net, for the three months ended June 30, 2021 included a $12.3 million gain on the sale of the Company’s former corporate headquarters.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates and other miscellaneous income and expenses. For the second quarter, other nonoperating income, net, was $22.0 million and $8.7 million in 2022 and 2021, respectively. The 2022 amount included an $11.6 million pretax gain related to repurchases of the Company’s debt.

Six Months Ended June 30, 2022

Financial highlights for the six months ended June 30, 2022 (unless noted, all comparisons are versus the prior-year period:

♦
Consolidated total revenues of $2.87 billion compared with $2.36 billion
♦
Building Materials business products and services revenues of $2.53 billion compared with $2.08 billion
♦
Magnesia Specialties products revenues of $145.4 million compared with $135.2 million
♦
Consolidated gross profit of $581.3 million compared with $559.8 million
♦
Consolidated earnings from operations of $538.4 million compared with $406.8 million
♦
Adjusted consolidated earnings from operations of $391.0 million compared with $425.0 million
♦
Net earnings from continuing operations attributable to Martin Marietta of $377.7 million compared with $291.1 million
♦
Adjusted EBITDA of $675.5 million compared with $644.8 million
♦
Earnings per diluted share from continuing operations of $6.04 compared with $4.65
♦
Adjusted earnings per diluted share of $4.36 compared with $4.87

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for continuing operations for the six months ended June 30, 2022 and 2021. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. For the six months ended June 30, 2022, earnings from operations for the West Group include a $151.7 million nonrecurring gain on divested assets.

	Six Months Ended June 30,
	2022	2021
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$985.6	$926.8
Asphalt	47.5	47.1
Less: Interproduct revenues	(6.1)	(4.8)
East Group Total	1,027.0	969.1
West Group
Aggregates	655.5	447.6
Cement	292.2	226.1
Ready mixed concrete	516.2	503.7
Asphalt and paving	219.6	100.5
Less: Interproduct revenues	(184.3)	(165.0)
West Group Total	1,499.2	1,112.9
Products and services	2,526.2	2,082.0
Freight	187.6	131.6
Total Building Materials business	2,713.8	2,213.6
Magnesia Specialties:
Products	145.4	135.2
Freight	13.3	11.5
Total Magnesia Specialties	158.7	146.7
Total	$2,872.5	$2,360.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$410.9	25.0	$394.7	28.7
Cement	78.5	26.9	51.4	22.7
Ready mixed concrete	35.4	6.9	38.6	7.7
Asphalt and paving	13.1	4.9	20.4	13.9
Products and services	537.9	21.3	505.1	24.3
Freight	(0.4)		0.5
Total Building Materials business	537.5	19.8	505.6	22.8
Magnesia Specialties:
Products	52.6	36.2	56.3	41.7
Freight	(2.4)		(1.9)
Total Magnesia Specialties	50.2	31.6	54.4	37.1
Corporate	(6.4)		(0.2)
Total	$581.3	20.2	$559.8	23.7

	Six Months Ended June 30,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$57.5		$50.5
West Group	83.0		66.9
Total Building Materials business	140.5		117.4
Magnesia Specialties	8.0		7.4
Corporate	52.7		37.4
Total	$201.2	7.0	$162.2	6.9

Earnings (Loss) from operations:
Building Materials business:
East Group	$238.5		$259.5
West Group	317.6		133.6
Total Building Materials business	556.1		393.1
Magnesia Specialties	41.8		46.7
Corporate	(59.5)		(33.0)
Total	$538.4	18.7	$406.8	17.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following tables present aggregates volume and pricing variance data and shipments data by segment:

	Six Months Ended
	June 30, 2022
	Volume	Pricing
Volume/Pricing Variance(1)
East Group	(0.1)%	6.6%
West Group	31.2%	10.4%
Total aggregates operations(2)	11.0%	7.2%
Organic aggregates operations(3)	2.4%	7.7%

	Six Months Ended
	June 30,
	2022	2021
	(Tons in Millions)
Shipments
East Group	58.0	58.1
West Group	41.9	31.9
Total aggregates operations(2)	99.9	90.0

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

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents shipments data for the Building Materials business by product line:

	Six Months Ended June 30,
	2022	2021	% Change
Shipments
Aggregates (in millions):
Tons to external customers	92.1	83.3
Internal tons used in other product lines	7.8	6.7
Total aggregates tons	99.9	90.0	11.0%

Cement (in millions):
Tons to external customers	1.4	1.2
Internal tons used in ready mixed concrete	0.7	0.7
Total cement tons	2.1	1.9	14.9%

Ready Mixed Concrete (in millions of cubic yards)	4.2	4.4	(4.9)%

Asphalt (in millions):
Tons to external customers	2.6	1.3
Internal tons used in paving business	0.7	0.6
Total asphalt tons	3.3	1.9	67.4%

The average selling price by product line for the Building Materials business is as follows:

	Six Months Ended June 30,
	2022	2021	% Change
Aggregates (per ton)	$16.27	$15.17	7.2%
Cement (per ton)	$134.79	$118.80	13.5%
Ready Mixed Concrete (per cubic yard)	$122.34	$113.25	8.0%
Asphalt (per ton)	$60.93	$48.85	24.7%

Aggregates End-Use Markets

Organic aggregates shipments to the infrastructure market increased 6%, primarily driven by increased highway projects across many of the Company’s key markets. The infrastructure market accounted for 34% of year-to-date organic aggregates shipments.

Organic aggregates shipments to the nonresidential market were flat compared with strong prior-year activity. The nonresidential market represented 35% of year-to-date organic aggregates shipments.

Organic aggregates shipments to the residential market increased 2%, reflecting strong demand in Texas that was muted by supply chain issues and labor shortages. The residential market accounted for 26% of year-to-date organic aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date organic aggregates shipments. Volumes to this end use increased 4%, driven by increased agricultural lime shipments in Iowa that were partially offset by lower ballast shipments to Class I railroads.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

Year-to-date organic aggregates shipments increased 2.4%, reflecting healthy underlying public and private product demand partially constrained by supply chain and logistics-related bottlenecks, while organic pricing increased 7.7%, or 6.5% on a mix-adjusted basis. Inclusive of acquired operations, aggregates shipments grew 11.0% compared with the comparable prior-year period and pricing increased 7.2%. Overall, East Group total shipments remained relatively flat, reflecting unfavorable weather and timing of jobs in current year versus the prior-year period, while pricing increased 6.6%. West Group total shipments increased 31.2%, driven by robust underlying demand in Texas and Colorado and shipments from acquired operations. West Group pricing, inclusive of acquisitions, increased 10.4%, while organic West Group pricing increased 10.3%, or 7.1% on a mix-adjusted basis, reflecting periodic pricing increases, a higher percentage of shipments from higher-priced distribution yards and higher selling prices at acquired operations. Aggregates product gross margin decreased 370 basis points to 25.0%, as year-over-year price increase impacts were more than offset by higher costs for energy, fuel, supplies, repairs and contract services.

Texas cement shipments increased 14.9%, supported by robust product demand, tight supply and favorable weather. Cement pricing improved 13.5%, or 11.7% on a mix-adjusted basis, benefitting from price increases. Product gross margin expanded 420 basis points to 26.9% compared with the prior-year comparable period, which was negatively impacted by incremental costs and inefficiencies from the Texas Deep Freeze.

Organic ready mixed concrete shipments increased 1.4%. Organic pricing grew 13.0% in the first half of 2022 compared with the first half of 2021. Consolidated ready mixed concrete shipments decreased 4.9% and pricing increased 8.0%. Product gross margin declined 80 basis points to 6.9%, driven primarily by higher raw material and diesel costs which more than offset price increases.

Organic asphalt shipments remained flat. Organic asphalt pricing increased 16.3%. Including contributions from the acquired West Coast operations, total asphalt shipments and pricing increased 67.4% and 24.7%, respectively. Product and services gross margin declined 900 basis points to 4.9%, driven by a later start to the construction season in Minnesota and higher liquid asphalt costs in Colorado.

Magnesia Specialties Business

Magnesia Specialties product revenues increased 7.5% to $145.4 million for the six months ended June 30, 2022, driven by robust global demand for magnesia-based chemical products. Product gross profit was $52.6 million compared with $56.3 million. Product gross margin decreased 550 basis points to 36.2%, as higher costs for energy, supplies and raw materials more than offset revenue growth.

Consolidated Operating Results

Consolidated SG&A for six months ended June 30 was 7.0% of total revenues in 2022 compared with 6.9% in the prior-year period. Earnings from operations for the six months ended June 30 were $538.4 million in 2022 compared with $406.8 million in 2021, with the increase driven by the $151.7 million gain on the divestiture of the Colorado and Central Texas ready-mixed concrete operations and year-over-year price increases, partially offset by higher costs for energy, fuel, supplies, freight and personnel.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the six months ended June 30, consolidated other operating income, net, was income of $162.6 million in 2022 and $19.8 million in 2021. The increase in other operating income, net, was primarily attributable to the $151.7 million gain on the divestiture of the Colorado and Central Texas

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

ready-mixed concrete operations. Other operating income, net, for the six months ended June 30, 2021 included a $12.3 million gain on the sale of the Company’s former corporate headquarters.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates and other miscellaneous income and expenses. For the six months ended June 30, other nonoperating income, net, was $32.9 million and $18.2 million in 2022 and 2021, respectively. The 2022 amount included an $11.6 million pretax gain related to repurchases of the Company’s debt.

Income Tax Expense

For the six months ended June 30, 2022 and 2021, the effective income tax rates for continuing operations were 22.6% and 21.2%, respectively. The higher 2022 effective income tax rate versus 2021 was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2022 and 2021 was $286.2 million and $441.2 million, respectively. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2022	2021
	(Dollars in Millions)
Depreciation	$199.0	$172.4
Depletion	28.6	17.5
Amortization	29.0	16.6
Total	$256.6	$206.5

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2021 net cash provided by operating activities was $1.14 billion.

During the six months ended June 30, 2022 and 2021, the Company paid $220.7 million and $213.0 million, respectively, for capital investments.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 130,551 shares of common stock during the first six months of 2022 at an aggregate cost of $50.0 million. At June 30, 2022, 13,390,401 shares of common stock can be purchased under the Company’s repurchase authorization.

During the six months ended June 30, 2022, the Company repurchased $60.5 million (par value) of its Senior Notes, resulting in a pretax gain of $11.6 million.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 21, 2022. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which expires in December 2026. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a co-borrower, may be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2022.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due. There were no amounts outstanding under the Trade Receivable Facility or the Revolving Facility as of June 30, 2022.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future. At June 30, 2022, the Company had $1,197.4 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities. Further, as of June 30, 2022, the Company does not have any publicly-traded debt that matures prior to 2023.

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

For the Quarter June 30, 2022

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

The Company’s outlook is subject to various risks and uncertainties and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this release (including the outlook) include, but are not limited to: the ability of the Company to face challenges, including shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, California, North Carolina, Georgia, Minnesota, Iowa, Florida, Indiana and Maryland; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in energy-related construction activity resulting from suspension of the gas tax or a sustained period of low global oil prices or changes in oil production patterns or capital spending, particularly in Texas and West Virginia; increasing residential mortgage interest rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, wildfires, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; the volatility of fuel costs, particularly diesel fuel, notably related to the current conflict between Russia and Ukraine, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative duration, severity and impact of a resurgence of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions, including the markets in which it does business, its suppliers, customers or other business partners as well as on its employees; the economic impact of government responses to a resurgence of COVID-19; the performance of the United States economy; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices, including acquisitions or divestitures, that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

For the Quarter June 30, 2022

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

Telephone: (919) 510-4736

Website address: www.martinmarietta.com

Information included on the Company’s website is not incorporated into, or otherwise creates a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Demand in the residential and nonresidential construction market, which combined accounted for 61% of aggregates shipments for the six months ended June 30, 2022, is affected by interest rates. Since December 31, 2021, the Federal Reserve raised the target federal funds rate 150 basis points, and more increases are expected in the second half of the year. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is eroded by economic uncertainty.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At June 30, 2022, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at June 30, 2022. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company remeasured its qualified pension plan as of February 28, 2022, to reflect an amendment that increased the pension benefit for qualifying hourly employees. The discount rate at the remeasurement date was approximately 50 basis points higher compared with the discount rate as of December 31, 2021. As of June 30, 2022, discount rates have increased approximately 20 additional basis points since the remeasurement. Unless another event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2022. Changes in the discount rate and pension asset values will impact 2023 pension expense.

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; or any change in the pronouncements relating to accounting for income taxes could materially impact our effective tax rate, tax payments, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and liquid asphalt, represent significant production costs of the Company. The Magnesia Specialties business has fixed price agreements covering a majority of its 2022 energy requirements. On a consolidated basis, organic energy expense for the six months ended June 30, 2022 increased approximately 59% compared with the prior-year period, related to higher prices for diesel, natural gas, electricity and gasoline in 2022. Specifically, the ongoing conflict between Russia and Ukraine has exacerbated already increased diesel prices; however, any future energy prices cannot be reliably predicted. A hypothetical price change of 59% would change consolidated organic full-year 2022 energy expense by $179.3 million as compared with 2021, assuming constant volumes. Further, the full-year 2022 impact on profitability and margins would be greater when considering the energy consumed by operations acquired 2021.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2022

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022. During the quarter, the information systems of the Pacific Region operations acquired from Lehigh Hanson in October 2021 were integrated into the Company’s current point of sale and general ledger systems. As of June 30, 2022, the Company’s internal control over financial reporting was deemed effective inclusive of these system integrations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	13,390,401
May 1, 2022 - May 31, 2022	—	$—	—	13,390,401
June 1, 2022 - June 30, 2022	—	$—	—	13,390,401
Total	—		—

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter June 30, 2022

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated July 28, 2022 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 28, 2022 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 28, 2022 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 28, 2022 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 28, 2022	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer