Form 10-Q
period 2022-09-30
MARTIN MARIETTA MATERIALS INC
filed 2022-11-02
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2022
Common Stock, $0.01 par value	62,090,694

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(In Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$135.7	$258.4
Restricted cash	—	0.5
Restricted investments (to satisfy discharged debt and related interest)	704.6	—
Accounts receivable, net	1,011.7	774.0
Inventories, net	823.4	752.6
Current assets held for sale	79.5	102.2
Other current assets	92.4	137.9
Total Current Assets	2,847.3	2,025.6

Property, plant and equipment	10,400.0	10,370.0
Allowances for depreciation, depletion and amortization	(4,246.2)	(4,032.0)
Net property, plant and equipment	6,153.8	6,338.0
Goodwill	3,640.4	3,494.4
Other intangibles, net	855.7	1,065.0
Operating lease right-of-use assets, net	397.3	426.7
Noncurrent assets held for sale	375.1	616.9
Other noncurrent assets	460.1	426.4
Total Assets	$14,729.7	$14,393.0

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$333.5	$356.2
Accrued salaries, benefits and payroll taxes	77.1	86.6
Accrued other taxes	57.9	58.4
Accrued interest	41.1	48.0
Current maturities of discharged long-term debt	698.7	—
Operating lease liabilities	55.0	53.9
Current liabilities held for sale	4.6	7.5
Other current liabilities	151.8	142.0
Total Current Liabilities	1,419.7	752.6

Long-term debt	4,339.9	5,100.8
Deferred income taxes, net	886.0	895.3
Noncurrent operating lease liabilities	348.4	379.4
Noncurrent liabilities held for sale	23.8	53.5
Other noncurrent liabilities	774.1	673.8
Total Liabilities	7,791.9	7,855.4

Equity:
Common stock, par value $0.01 per share (62.1 shares and 62.4 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,483.2	3,470.4
Accumulated other comprehensive loss	(125.1)	(97.6)
Retained earnings	3,577.0	3,161.9
Total Shareholders' Equity	6,935.7	6,535.3
Noncontrolling interests	2.1	2.3
Total Equity	6,937.8	6,537.6
Total Liabilities and Equity	$14,729.7	$14,393.0

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Millions, Except Per Share Data)
Products and services revenues	$1,680.5	$1,462.7	$4,352.1	$3,679.9
Freight revenues	131.2	94.6	332.1	237.7
Total Revenues	1,811.7	1,557.3	4,684.2	3,917.6

Cost of revenues - products and services	1,193.8	1,021.0	3,281.3	2,676.9
Cost of revenues - freight	130.1	94.4	333.8	239.0
Total Cost of Revenues	1,323.9	1,115.4	3,615.1	2,915.9

Gross Profit	487.8	441.9	1,069.1	1,001.7

Selling, general & administrative expenses	94.9	86.0	296.0	248.2
Acquisition and integration expenses	1.8	7.4	6.1	18.0
Other operating income, net	(14.8)	(8.4)	(177.4)	(28.2)
Earnings from Operations	405.9	356.9	944.4	763.7

Interest expense	42.8	44.3	126.4	99.9
Other nonoperating income, net	(7.3)	(5.6)	(40.1)	(23.8)
Earnings from continuing operations before income tax expense	370.4	318.2	858.1	687.6
Income tax expense	79.2	63.6	189.4	141.7
Earnings from continuing operations	291.2	254.6	668.7	545.9
Earnings from discontinued operations, net of income tax expense	4.1	—	14.3	—
Consolidated net earnings	295.3	254.6	683.0	545.9
Less: Net (loss) earnings attributable to noncontrolling interests	—	—	(0.2)	0.2
Net Earnings Attributable to Martin Marietta	$295.3	$254.6	$683.2	$545.7

Consolidated Comprehensive Earnings (Loss):
Earnings attributable to Martin Marietta	$298.3	$256.2	$655.7	$552.7
(Loss) Earnings attributable to noncontrolling interests	—	—	(0.2)	0.2
	$298.3	$256.2	$655.5	$552.9
Net Earnings Attributable to Martin Marietta
Per Common Share:
Basic from continuing operations attributable to common shareholders	$4.67	$4.08	$10.73	$8.74
Basic from discontinued operations attributable to common shareholders	0.07	—	0.23	—
	$4.74	$4.08	$10.96	$8.74

Diluted from continuing operations attributable to common shareholders	$4.67	$4.07	$10.69	$8.72
Diluted from discontinued operations attributable to common shareholders	0.06	—	0.23	—
	$4.73	$4.07	$10.92	$8.72

Weighted-Average Common Shares Outstanding:
Basic	62.3	62.4	62.4	62.4
Diluted	62.5	62.6	62.5	62.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$683.0	$545.9
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	380.3	320.0
Stock-based compensation expense	34.3	33.0
Gain on divestitures, sales of assets and extinguishment of debt	(190.7)	(26.6)
Deferred income taxes, net	(1.0)	25.7
Other items, net	(1.0)	(8.3)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(237.9)	(218.0)
Inventories, net	(87.0)	65.1
Accounts payable	18.1	66.9
Other assets and liabilities, net	(37.4)	(23.4)
Net Cash Provided by Operating Activities	560.7	780.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(309.1)	(321.3)
Acquisitions, net of cash acquired	11.0	(792.9)
Proceeds from divestitures and sales of assets	679.1	41.4
Purchase of restricted investments to discharge long-term debt	(704.6)	—
Investments in life insurance contracts, net	2.2	13.9
Other investing activities, net	(3.0)	—
Net Cash Used for Investing Activities	(324.4)	(1,058.9)

Cash Flows from Financing Activities:
Borrowings of debt	—	2,896.6
Repayments of debt	(54.5)	(400.0)
Payments on finance lease obligations	(11.1)	(7.6)
Debt issuance and extinguishment costs	(0.3)	(6.1)
Distributions to owners of noncontrolling interest	—	(0.5)
Repurchases of common stock	(150.0)	—
Dividends paid	(118.1)	(109.7)
Proceeds from exercise of stock options	0.6	1.1
Shares withheld for employees' income tax obligations	(26.1)	(16.5)
Net Cash (Used for) Provided by Financing Activities	(359.5)	2,357.3
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(123.2)	2,078.7
Cash, Cash Equivalents and Restricted Cash, beginning of period	258.9	304.4
Cash, Cash Equivalents and Restricted Cash, end of period	$135.7	$2,383.1

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	62.4	$0.6	$3,474.4	$(128.1)	$3,423.1	$6,770.0	$2.1	$6,772.1
Consolidated net earnings	—	—	—	—	295.3	295.3	—	295.3
Other comprehensive earnings, net of tax	—	—	—	3.0	—	3.0	—	3.0
Dividends declared ($0.66 per share)	—	—	—	—	(41.4)	(41.4)	—	(41.4)
Shares withheld for employees' income tax obligations	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Repurchases of common stock	(0.3)	—	—	—	(100.0)	(100.0)	—	(100.0)
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Balance at September 30, 2022	62.1	$0.6	$3,483.2	$(125.1)	$3,577.0	$6,935.7	$2.1	$6,937.8

Balance at December 31, 2021	62.4	$0.6	$3,470.4	$(97.6)	$3,161.9	$6,535.3	$2.3	$6,537.6
Consolidated net earnings (loss)	—	—	—	—	683.2	683.2	(0.2)	683.0
Other comprehensive loss, net of tax	—	—	—	(27.5)	—	(27.5)	—	(27.5)
Dividends declared ($1.88 per share)	—	—	—	—	(118.1)	(118.1)	—	(118.1)
Issuances of common stock for stock award plans	0.1	—	4.7	—	—	4.7	—	4.7
Shares withheld for employees' income tax obligations	—	—	(26.2)	—	—	(26.2)	—	(26.2)
Repurchases of common stock	(0.4)	—	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation expense	—	—	34.3	—	—	34.3	—	34.3
Balance at September 30, 2022	62.1	$0.6	$3,483.2	$(125.1)	$3,577.0	$6,935.7	$2.1	$6,937.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	62.4	$0.6	$3,451.1	$(153.0)	$2,827.2	$6,125.9	$2.3	$6,128.2
Consolidated net earnings	—	—	—	—	254.6	254.6	—	254.6
Other comprehensive earnings, net of tax	—	—	—	1.6	—	1.6	—	1.6
Dividends declared ($0.61 per share)	—	—	—	—	(38.4)	(38.4)	—	(38.4)
Issuances of common stock for stock award plans	—	—	0.4	—	—	0.4	—	0.4
Shares withheld for employees' income tax obligations	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	12.2	—	—	12.2	—	12.2
Balance at September 30, 2021	62.4	$0.6	$3,463.3	$(151.4)	$3,043.4	$6,355.9	$2.3	$6,358.2

Balance at December 31, 2020	62.3	$0.6	$3,440.8	$(158.4)	$2,607.7	$5,890.7	$2.6	$5,893.3
Consolidated net earnings	—	—	—	—	545.7	545.7	0.2	545.9
Other comprehensive earnings, net of tax	—	—	—	7.0	—	7.0	—	7.0
Dividends declared ($1.75 per share)	—	—	—	—	(110.0)	(110.0)	—	(110.0)
Issuances of common stock for stock award plans	0.1	—	6.0	—	—	6.0	—	6.0
Shares withheld for employees' income tax obligations	—	—	(16.5)	—	—	(16.5)	—	(16.5)
Stock-based compensation expense	—	—	33.0	—	—	33.0	—	33.0
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2021	62.4	$0.6	$3,463.3	$(151.4)	$3,043.4	$6,355.9	$2.3	$6,358.2

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2022, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position. In addition, the Company has one cement plant, related cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and discontinued operations as of and for the nine months ended September 30, 2022 and as of December 31, 2021. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Consolidated comprehensive earnings (loss) attributable to Martin Marietta is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$295.3	$254.6	$683.2	$545.7
Other comprehensive earnings (loss), net of tax	3.0	1.6	(27.5)	7.0
Consolidated comprehensive earnings attributable to Martin Marietta	$298.3	$256.2	$655.7	$552.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2022
Balance at beginning of period	$(127.6)	$(0.5)	$(128.1)
Other comprehensive loss before reclassifications, net of tax	—	(1.9)	(1.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.9	—	4.9
Other comprehensive earnings (loss), net of tax	4.9	(1.9)	3.0
Balance at end of period	$(122.7)	$(2.4)	$(125.1)

	Three Months Ended September 30, 2021
Balance at beginning of period	$(153.5)	$0.5	$(153.0)
Other comprehensive loss before reclassifications, net of tax	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.2	—	2.2
Other comprehensive earnings (loss), net of tax	2.2	(0.6)	1.6
Balance at end of period	$(151.3)	$(0.1)	$(151.4)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Nine Months Ended September 30, 2022
Balance at beginning of period	$(97.6)	$—	$(97.6)
Other comprehensive loss before reclassifications, net of tax	(33.0)	(2.4)	(35.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	7.9	—	7.9
Other comprehensive loss, net of tax	(25.1)	(2.4)	(27.5)
Balance at end of period	$(122.7)	$(2.4)	$(125.1)

	Nine Months Ended September 30, 2021
Balance at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss, net of tax	6.8	—	6.8
Other comprehensive earnings, net of tax	6.8	0.2	7.0
Balance at end of period	$(151.3)	$(0.1)	$(151.4)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $33.0 million, net of tax, other comprehensive loss before reclassifications in the Pension and Postretirement Benefit Plans for the nine months ended September 30, 2022 is driven by the remeasurement of the funded status of the Company’s qualified pension plan, required as a result of a plan amendment that provided an enhanced benefit for eligible hourly employees.

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Balance at beginning of period	$79.5	$87.9	$69.7	$89.4
Tax effect of other comprehensive (earnings) loss	(1.6)	(0.8)	8.2	(2.3)
Balance at end of period	$77.9	$87.1	$77.9	$87.1

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the
	September 30,		September 30,		consolidated statements of earnings
	2022	2021	2022	2021	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Settlement charge	$4.5	$—	$4.5	$—
Amortization of:
Prior service cost	1.1	—	3.2	—
Actuarial loss	0.9	3.0	2.8	9.1
	6.5	3.0	10.5	9.1	Other nonoperating income, net
Tax benefit	(1.6)	(0.8)	(2.6)	(2.3)	Income tax expense
	$4.9	$2.2	$7.9	$6.8

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation arrangements. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2022 and 2021, the diluted per-share computations reflect the number of common shares outstanding including the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Millions)

Basic weighted-average common shares outstanding	62.3	62.4	62.4	62.4
Effect of dilutive employee and director awards	0.2	0.2	0.1	0.2
Diluted weighted-average common shares outstanding	62.5	62.6	62.5	62.6

Restricted Cash

At December 31, 2021, the Company had restricted cash of $0.5 million, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of the qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged property. There was no restricted cash at September 30, 2022.

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

The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021
	(Dollars in Millions)
Cash and cash equivalents	$135.7	$258.4
Restricted cash	—	0.5
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$135.7	$258.9

Restricted Investments

At September 30, 2022, the Company had $704.6 million of restricted investments, representing assets irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s $700 million of 0.650% Senior Notes due 2023 (the 2023 Notes) (see Note 6). The assets in the escrow trust account may not be used for any purpose other than to satisfy the remaining interest payments on the 2023 Notes and to repay the principal amount of the 2023 Notes on the maturity date of July 15, 2023. The assets transferred to the escrow trust account are invested in a U.S. Treasury securities fund (see Note 7) and investment returns on those trust assets are for the account of the Company (after satisfaction of all amounts payable in connection with the 2023 Notes). The Company has consolidated the trust account on its balance sheet at September 30, 2022.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

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

Future revenues from unsatisfied performance obligations at September 30, 2022 and 2021 were $304.3 million and $183.0 million, respectively, where the remaining periods to complete these obligations ranged from less than one month to 37 months and one month to 21 months, respectively.

Revenue by Category. The following table presents the Company’s total revenues by category for each reportable segment.

	Three Months Ended
	September 30, 2022
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$728.5	$45.1	$773.6
West Group	883.0	79.4	962.4
Total Building Materials business	1,611.5	124.5	1,736.0
Magnesia Specialties	69.0	6.7	75.7
Total	$1,680.5	$131.2	$1,811.7

	Three Months Ended
	September 30, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$641.8	$42.3	$684.1
West Group	749.0	45.8	794.8
Total Building Materials business	1,390.8	88.1	1,478.9
Magnesia Specialties	71.9	6.5	78.4
Total	$1,462.7	$94.6	$1,557.3

Service revenues, which include paving services located in California and Colorado, were $138.7 million and $100.5 million for the three months ended September 30, 2022 and 2021, respectively, and are reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended
	September 30, 2022
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$1,755.5	$111.4	$1,866.9
West Group	2,382.2	200.7	2,582.9
Total Building Materials business	4,137.7	312.1	4,449.8
Magnesia Specialties	214.4	20.0	234.4
Total	$4,352.1	$332.1	$4,684.2

	Nine Months Ended
	September 30, 2021
	Products and Services	Freight	Total
	(Dollars in Millions)
East Group	$1,610.9	$103.5	$1,714.4
West Group	1,861.9	116.3	1,978.2
Total Building Materials business	3,472.8	219.8	3,692.6
Magnesia Specialties	207.1	17.9	225.0
Total	$3,679.9	$237.7	$3,917.6

Service revenues for the nine months ended September 30, 2022 and 2021 were $252.1 million and $182.7 million, respectively.

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

(Dollars in Millions)	September 30, 2022	December 31, 2021
Costs in excess of billings	$19.9	$4.3
Billings in excess of costs	$9.9	$7.8

Revenues recognized from the beginning balance of contract liabilities for the three months ended September 30, 2022 and 2021 were $4.1 million and $7.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $7.4 million and $11.9 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance by the customer of the performance obligation. Retainage, which is included in Other current assets on the Company’s consolidated balance sheets, was $13.9 million and $10.5 million at September 30, 2022 and December 31, 2021, respectively.

Policy Elections. When the Company arranges third-party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation. Further, the Company

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

acts as a principal in the delivery arrangements and, as required by the accounting standard, the related revenues and costs are presented gross and are included in the consolidated statements of earnings.

3.
Business Combinations, Discontinued Operations, Divestitures and Assets and Liabilities Held for Sale

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

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. Although the initial accounting for the business combination has been recorded, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, based on additional reviews. Notably, during the quarter ended September 30, 2022, the Company reduced the acquisition-date fair value of intangible assets, other than goodwill, by $119.5 million; increased the acquisition-date fair value of asset retirement obligations and other liabilities assumed by $50.9 million; and increased goodwill by $171.4 million. While the determination of the acquisition-date fair values of assets acquired and liabilities assumed is substantially complete as of September 30, 2022, the measurement period remains open for asset retirement obligations and other liabilities. The Company does not expect any material measurement period adjustments to be recorded during the quarter ending December 31, 2022. Amortization of the goodwill generated by the transaction is deductible for income tax purposes.

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of October 1, 2021 (dollars in millions):

Assets:
Inventories	$91.2
Property, plant and equipment	849.9
Intangible assets, other than goodwill	431.5
Goodwill	1,213.2
Other assets	54.4
Total assets	2,640.2
Liabilities:
Asset retirement obligations	234.7
Operating and finance lease liabilities	57.5
Other liabilities	83.4
Total liabilities	375.6
Total consideration	$2,264.6

In July 2021, the Company acquired the assets of Southern Crushed Concrete (SCC) in the Houston area. SCC was a leading producer of recycled concrete, which is principally used as a base aggregates product in infrastructure, commercial and residential construction applications. The Company determined the acquisition-date fair values of the assets acquired and liabilities assumed. During the quarter ended September 30, 2022, the Company reduced the acquisition-date fair value of intangible assets, other than goodwill, by $64.0 million and increased goodwill by $64.5 million. The measurement period is closed as of September 30, 2022. Amortization of the goodwill generated by the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

transaction is deductible for income tax purposes. The results from the acquired business are included in the Company’s West Group, but are immaterial for pro-forma financial statement disclosures.

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

Discontinued Operations

Discontinued operations include the cement and California ready mixed concrete businesses acquired as part of the Lehigh West Region acquisition.

Discontinued operations include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2022
	(Dollars in Millions)
Total revenues	$62.4	$268.8

Pretax earnings from operations	$4.7	$21.1
Pretax gain (loss) on divestiture	0.7	(0.3)
Pretax earnings	$5.4	$20.8
Income tax expense	1.3	6.5
Earnings from discontinued operations, net of income tax expense	$4.1	$14.3

Total cash provided by operating and investing activities for the discontinued operations was $200.9 million, including $249.9 million of proceeds from divestitures and $13.2 million of cash used for capital expenditures, for the nine months ended September 30, 2022. Non-cash items related to operating and investing activities for the discontinued operations were immaterial for the nine months ended September 30, 2022.

Divestitures

On August 9, 2022, the Company announced a definitive agreement to sell the Tehachapi, California cement plant and related distribution terminals for $350.0 million in cash, subject to regulatory approval and customary closing conditions.

In June 2022, the Company completed the sale of the Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations for $235.0 million in cash. In addition, on July 15, 2022, the Company sold its interest in a joint venture that operates a cement distribution terminal for $15.0 million. These businesses were previously classified as assets held for sale.

In April 2022, the Company divested its Colorado and Central Texas ready mixed concrete operations to Smyrna Ready Mix Concrete LLC. This opportunity optimized the Company’s aggregates-led portfolio and improved its ability to generate more attractive margins over the long term by reducing both business cyclicality and exposure to raw material cost inflation. The transaction resulted in a pretax gain of $151.9 million, which is included in Other operating income, net, for the nine months ended September 30, 2022 and is inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture are all reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at September 30, 2022 include a cement plant in Tehachapi, California; related cement distribution terminals; the California ready mixed concrete plants not sold as part of the aforementioned Redding transaction; and certain investment properties. At December 31, 2021 assets and liabilities held for sale also included the California cement and California ready mix operations that have been sold in 2022. Assets and liabilities held for sale at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022			December 31, 2021
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(Dollars in Millions)
Inventories, net	$—	$37.2	$37.2	$—	$53.1	$53.1
Investment land	42.0	—	42.0	32.7	—	32.7
Other assets	—	0.3	0.3	—	16.4	16.4
Total current assets held for sale	$42.0	$37.5	$79.5	$32.7	$69.5	$102.2

Property, plant and equipment	$—	$127.2	$127.2	$—	$226.0	$226.0
Intangible assets, excluding goodwill	—	208.5	208.5	—	264.9	264.9
Operating lease right-of-use assets	—	12.7	12.7	—	18.1	18.1
Goodwill	—	31.8	31.8	—	109.3	109.3
Other assets	—	—	—	—	4.6	4.6
Valuation allowance for loss on sale	—	(5.1)	(5.1)	—	(6.0)	(6.0)
Total noncurrent assets held for sale	$—	$375.1	$375.1	$—	$616.9	$616.9

Lease obligations	$—	$(4.6)	$(4.6)	$—	$(7.5)	$(7.5)
Total current liabilities held for sale	$—	$(4.6)	$(4.6)	$—	$(7.5)	$(7.5)

Asset retirement obligations	$—	$(17.4)	$(17.4)	$—	$(31.5)	$(31.5)
Lease obligations	—	(6.4)	(6.4)	—	(22.0)	(22.0)
Total noncurrent liabilities held for sale	$—	$(23.8)	$(23.8)	$—	$(53.5)	$(53.5)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2022	$759.4	$2,735.0	$3,494.4
Acquisitions	—	3.7	3.7
Adjustments to purchase price allocations	5.0	288.8	293.8
Divestitures	—	(159.7)	(159.7)
Goodwill reclassified from assets held for sale	—	8.2	8.2
Balance at September 30, 2022	$764.4	$2,876.0	$3,640.4

5.
Inventories, Net

	September 30,	December 31,
	2022	2021
	(Dollars in Millions)
Finished products	$878.0	$713.3
Products in process	13.3	30.1
Raw materials	72.4	69.6
Supplies and expendable parts	145.3	153.9
	1,109.0	966.9
Less: Allowances	(285.6)	(214.3)
Total	$823.4	$752.6

6.
Long-Term Debt

	September 30,	December 31,
	2022	2021
	(Dollars in Millions)
0.650% Senior Notes, due 2023 (discharged)	$698.7	$697.4
4.250% Senior Notes, due 2024	398.8	398.3
7% Debentures, due 2025	124.6	124.6
3.450% Senior Notes, due 2027	298.2	297.9
3.500% Senior Notes, due 2027	491.4	496.4
2.500% Senior Notes, due 2030	470.3	491.1
2.400% Senior Notes, due 2031	888.4	891.8
6.25% Senior Notes, due 2037	228.4	228.3
4.250% Senior Notes, due 2047	590.1	592.1
3.200% Senior Notes, due 2051	849.7	882.9
Other notes	—	0.1
Total debt	5,038.6	5,100.9
Less: Current maturities	(698.7)	(0.1)
Long-term debt	$4,339.9	$5,100.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On September 29, 2022, the Company satisfied and discharged the 2023 Notes. In connection with the satisfaction and discharge, the Company irrevocably deposited with Regions Bank (the Trustee) funds in an amount sufficient to satisfy all remaining principal and interest payments on the 2023 Notes. Holders of the 2023 Notes will receive payment of principal on the scheduled maturity date of the 2023 Notes and payment of interest at the per annum rate (and on the dates) set forth in the 2023 Notes indenture. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge of the 2023 Notes, the obligations of the Company under the indenture in respect of the 2023 Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. Because the discharge did not represent a legal defeasance, the 2023 Notes remain on the Company’s consolidated balance sheet at September 30, 2022 and will continue to accrete to their par value over the period until maturity in July 2023. Additionally, the related trust assets are included in Restricted investments (to satisfy discharged debt and related interest) on the Company’s consolidated balance sheet at September 30, 2022.

During the nine months ended September 30, 2022, the Company repurchased $67.7 million (par value) of its Senior Notes.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 21, 2022, the Company extended the maturity to September 20, 2023. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., MUFG Bank, Ltd., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined, and is limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold by the Company to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.65% for borrowings funded by conduit lenders and Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no borrowings outstanding under the Trade Receivable Facility at September 30, 2022 and December 31, 2021.

The Company has a $800 million five-year senior unsecured revolving facility (the Revolving Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement). Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Credit Agreement at September 30, 2022 or December 31, 2021. The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during such quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under both the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor (see Note 10), may be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with this covenant at September 30, 2022.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Revolving Facility expires on December 21, 2026, with any outstanding principal amounts, together with interest accrued thereon, due in full on that date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. The Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility at September 30, 2022 and December 31, 2021.
7.
Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, restricted investments, accounts receivable, notes receivable, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

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

Restricted investments are held in a fund that invests solely in U.S. Treasury securities. The estimated fair value of the fund is valued at net asset value, which the fund seeks to maintain at one dollar per share. As such, the estimated fair value of the restricted investments approximate their carrying value. The Company is restricted from accessing the investments, which will be used to settle the 2023 Notes and related interest payments.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of consolidated accounts receivable at September 30, 2022 and December 31, 2021. The estimated fair values of accounts receivable approximate their carrying amounts due to the short-term nature of the accounts.

Notes receivable are primarily promissory notes with customers and are not publicly traded. Management estimates that the fair value of notes receivable approximates the carrying amount.

Accounts payable represent amounts owed to suppliers and vendors. The estimated fair value of accounts payable approximates the carrying amount due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $5.04 billion and $4.23 billion, respectively, at September 30, 2022 and $5.10 billion and $5.45 billion, respectively, at December 31, 2021. The estimated fair value of the publicly-registered long-term notes was estimated using quoted market prices. The estimated fair values of other borrowings approximate their carrying amounts as the interest rates reset periodically.

8.
Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 22.1% and 20.6% for the nine months ended September 30, 2022 and 2021, respectively. The higher 2022 effective income tax rate versus 2021 was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

The Company records interest accrued in relation to unrecognized tax benefits as income tax expense. Penalties, if incurred, are recorded as operating expenses in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.
Pension and Postretirement Benefits

During the nine months ended September 30, 2022, the Company amended its qualified pension plan and provided an enhanced benefit for eligible hourly active participants who retire subsequent to April 30, 2022. The amendment required a pension remeasurement. The Company elected the use of a practical expedient to perform the pension remeasurement as of February 28, 2022, the month-end closest to the approval of the plan amendment. The discount rate for the remeasurement was 3.75% compared with 3.23% prior to the remeasurement. The enhanced benefit and remeasurement resulted in higher pension expense for full-year 2022 compared with the initial estimate of the annual pension expense for the qualified plan.

The estimated components of the recorded net periodic benefit cost (credit) for pension and postretirement benefits are as follows:

	Pension		Postretirement Benefits
	Three Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Service cost	$12.0	$11.6	$—	$—
Interest cost	10.3	8.9	0.1	0.1
Expected return on assets	(19.3)	(17.7)	—	—
Amortization of:
Prior service cost (credit)	1.3	0.2	(0.2)	(0.2)
Actuarial loss (gain)	1.0	3.0	(0.1)	—
Settlement charge	4.5	—	—	—
Net periodic benefit cost (credit)	$9.8	$6.0	$(0.2)	$(0.1)

	Pension		Postretirement Benefits
	Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Service cost	$36.1	$34.7	$—	$—
Interest cost	30.9	26.7	0.2	0.2
Expected return on assets	(58.0)	(52.8)	—	—
Amortization of:
Prior service cost (credit)	3.7	0.5	(0.5)	(0.5)
Actuarial loss (gain)	3.0	9.2	(0.2)	(0.1)
Settlement charge	4.5	—	—	—
Net periodic benefit cost (credit)	$20.2	$18.3	$(0.5)	$(0.4)

The service cost component of net periodic benefit (credit) cost is included in Cost of revenues – products and services and Selling, general & administrative expenses. All other components are included in Other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

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

Borrowing Arrangements with Affiliate

The Company is a guarantor with an unconsolidated affiliate for a $15.0 million revolving line of credit agreement with Truist Bank that has a maturity date of March 2024, of which $3.6 million was outstanding at September 30, 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only loan receivable, due December 31, 2024, outstanding from this unconsolidated affiliate at September 30, 2022 and December 31, 2021. The interest rate is one-month LIBOR plus a current spread of 1.63%.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing payment for certain insurance claims, contract performance and permit requirements. At September 30, 2022, the Company was contingently liable for $21.8 million in letters of credit.

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

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, exclude intersegment revenues, which represent sales from one segment to another segment and are eliminated in consolidation. Total revenues, product and services revenues, and earnings (loss) from operations reflect continuing operations only. For the nine months ended September 30, 2022, earnings from operations for the West Group include a nonrecurring gain on a divestiture of $151.9 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Total revenues:
East Group	$773.6	$684.1	$1,866.9	$1,714.4
West Group	962.4	794.8	2,582.9	1,978.2
Total Building Materials business	1,736.0	1,478.9	4,449.8	3,692.6
Magnesia Specialties	75.7	78.4	234.4	225.0
Total	$1,811.7	$1,557.3	$4,684.2	$3,917.6

Products and services revenues:
East Group	$728.5	$641.8	$1,755.5	$1,610.9
West Group	883.0	749.0	2,382.2	1,861.9
Total Building Materials business	1,611.5	1,390.8	4,137.7	3,472.8
Magnesia Specialties	69.0	71.9	214.4	207.1
Total	$1,680.5	$1,462.7	$4,352.1	$3,679.9

Earnings (Loss) from operations:
East Group	$239.4	$205.8	$478.0	$465.3
West Group	159.7	150.6	477.2	284.2
Total Building Materials business	399.1	356.4	955.2	749.5
Magnesia Specialties	16.5	23.1	58.4	69.8
Corporate	(9.7)	(22.6)	(69.2)	(55.6)
Total	$405.9	$356.9	$944.4	$763.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services:
Aggregates	$1,015.7	$857.1	$2,656.8	$2,231.5
Cement	163.2	132.3	455.4	358.4
Ready mixed concrete	227.4	320.8	743.6	824.5
Asphalt and paving services	309.8	195.9	576.9	343.5
Less: interproduct revenues	(104.6)	(115.3)	(295.0)	(285.1)
Products and services	1,611.5	1,390.8	4,137.7	3,472.8
Freight	124.5	88.1	312.1	219.8
Total Building Materials business	1,736.0	1,478.9	4,449.8	3,692.6
Magnesia Specialties:
Products	69.0	71.9	214.4	207.1
Freight	6.7	6.5	20.0	17.9
Total Magnesia Specialties	75.7	78.4	234.4	225.0
Total	$1,811.7	$1,557.3	$4,684.2	$3,917.6

Gross profit (loss):
Building Materials business:
Products and services:
Aggregates	$330.3	$292.9	$741.2	$687.7
Cement	67.7	49.9	146.1	101.3
Ready mixed concrete	18.7	31.4	54.1	69.9
Asphalt and paving services	50.5	38.9	63.6	59.4
Products and services	467.2	413.1	1,005.0	918.3
Freight	2.1	1.3	1.7	1.7
Total Building Materials business	469.3	414.4	1,006.7	920.0
Magnesia Specialties:
Products	21.6	28.1	74.3	84.4
Freight	(1.0)	(1.1)	(3.4)	(3.0)
Total Magnesia Specialties	20.6	27.0	70.9	81.4
Corporate	(2.1)	0.5	(8.5)	0.3
Total	$487.8	$441.9	$1,069.1	$1,001.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in Millions)
Right-of-use assets obtained in exchange for new finance lease liabilities	$10.2	$177.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$23.4	$17.3
Accrued liabilities for purchases of property, plant and equipment	$51.8	$28.6
Remeasurement of operating lease right-of-use assets	$(4.9)	$(12.4)
Remeasurement of finance lease right-of-use assets	$(11.4)	$—

For the nine months ended September 30, 2021, the right-of-use assets obtained in exchange for new finance lease liabilities balance were primarily attributable to the lease of the new corporate headquarters, production equipment, and leases assumed as part of the Tiller acquisition.

Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$126.3	$68.7
Cash paid for income taxes, net of refunds	$160.0	$101.1

During the nine months ended September 30, 2021, the Company received proceeds of $13.9 million, related to its company-owned life insurance policies. The proceeds are included in the Investments in life insurance contracts, net, in the investing activities of the consolidated statements of cash flows.

14. Other Operating Income, Net

For the nine months ended September 30, 2022, other operating income, net, included a $151.9 million pretax gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations. Other operating income, net, for the nine months ended September 30, 2021 included a $12.3 million pretax gain on the sale of the Company’s former corporate headquarters.

15. Other Nonoperating Income, Net

Other nonoperating income, net, for the nine months ended September 30, 2022 included a $12.0 million pretax gain related to the repurchase of the Company’s debt and higher interest income compared with the prior-year period.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2022, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company has a leading aggregates position. In addition, the Company has one cement plant, cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and reported as discontinued operations as of and for the nine months ended September 30, 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes two reportable segments: the East Group and the West Group.

BUILDING MATERIALS BUSINESS (continuing operations only)
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa,
Kansas, Kentucky, Maryland,
Minnesota, Missouri, Nebraska,
North Carolina, Ohio, Pennsylvania,
South Carolina, Tennessee, Virginia,
West Virginia, Nova Scotia and The Bahamas

Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates and Asphalt	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving Services

Facility Types	Quarries, Mines, Asphalt Plants and Distribution Facilities	Quarries, Mines, Cement Plants, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities

Modes of Transportation	Truck, Rail and Ship	Truck and Rail

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

FORM 10-Q

For the Quarter Ended September 30, 2022

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2021. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2022.

RESULTS OF OPERATIONS

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; the earnings/loss from nonconsolidated equity affiliates; acquisition and integration expenses; the impact of selling acquired inventory after markup to fair value as part of acquisition accounting; and the nonrecurring gain on the divestiture of certain ready mixed concrete operations (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by accounting principles generally accepted in the United States (GAAP) and, as such, should not be construed as an alternative to net earnings, earnings from operations or cash provided by operating activities. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance and is a measure used by management to evaluate the Company’s performance. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable with similarly titled measures of other companies.

A reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$291.2	$254.6	$668.9	$545.7
Add back (Deduct):
Interest expense, net of interest income	38.8	44.2	121.5	99.6
Income tax expense for controlling interests	79.1	63.6	189.4	141.7
Depreciation, depletion and amortization and earnings/loss from nonconsolidated equity affiliates	122.4	112.1	374.6	314.2
Acquisition and integration expenses	1.8	7.4	6.1	18.0
Impact of selling acquired inventory after markup to fair value as a part of acquisition accounting	—	8.1	—	15.7
Nonrecurring gain on divestiture	(0.2)	—	(151.9)	—
Adjusted EBITDA	$533.1	$490.0	$1,208.6	$1,134.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Adjusted consolidated earnings from operations and adjusted earnings per diluted share from continuing operations represent non-GAAP financial measures and exclude acquisition and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting; and the impact of the nonrecurring gain on the divestiture of certain ready mixed concrete operations. Management presents these measures for investors to evaluate and forecast the Company’s results, as the impact of these items are nonrecurring.

A reconciliation of consolidated earnings from operations to adjusted consolidated earnings from operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Millions)
Consolidated earnings from operations in accordance with GAAP	$405.9	$356.9	$944.4	$763.7
Add back (Deduct):
Acquisition and integration expenses	1.8	7.4	6.1	18.0
Impact of selling acquired inventory after its markup to fair value as part of acquisition accounting	—	8.1	—	15.7
Nonrecurring gain on divestiture	(0.2)	—	(151.9)	—
Adjusted consolidated earnings from operations	$407.5	$372.4	$798.6	$797.4

A reconciliation of earnings per diluted share from continuing operations to adjusted earnings per diluted share from continuing operations is as follows:

	Three Months Ended September 30, 2022
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$4.67
Impact of acquisition and integration expenses	$1.8	$(0.5)	$1.3	0.02
Adjusted earnings per diluted share from continuing operations				$4.69

	Three Months Ended September 30, 2021
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$4.07
Impact of acquisition and integration expenses	$7.4	$(1.8)	$5.6	0.09
Impact of selling acquired inventory after its markup to fair value as part of acquisition accounting	$8.1	$(2.3)	$5.8	0.09
Adjusted earnings per diluted share from continuing operations				$4.25

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Nine Months Ended September 30, 2022
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$10.69
Impact of acquisition and integration expenses	$6.1	$(1.4)	$4.7	0.07
Impact of nonrecurring gain on divestiture	$(151.9)	$43.6	$(108.3)	(1.73)
Adjusted earnings per diluted share from continuing operations				$9.03

	Nine Months Ended September 30, 2021
	Pretax	Income Tax	After-Tax	Per Share
	(In Millions, Except per Share)
Earnings per diluted share from continuing operations in accordance with GAAP				$8.72
Impact of acquisition and integration expenses	$18.0	$(4.2)	$13.8	0.22
Impact of selling acquired inventory after its markup to fair value as part of acquisition accounting	$15.7	$(4.2)	$11.5	0.18
Adjusted earnings per diluted share from continuing operations				$9.12

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

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Organic East Group - Aggregates:
Reported average selling price	$17.01	$15.25	$16.95	$15.62
Adjustment for impact of product, geographic and other mix	(0.19)		(0.08)
Mix-adjusted ASP	$16.82		$16.87

Reported average selling price variance	11.5%		8.5%
Mix-adjusted ASP variance	10.3%		8.0%

Organic West Group - Aggregates:
Reported average selling price	$16.11	$14.33	$15.71	$14.09
Adjustment for impact of product, geographic and other mix	0.11		(0.25)
Mix-adjusted ASP	$16.22		$15.46

Reported average selling price variance	12.4%		11.5%
Mix-adjusted ASP variance	13.2%		9.7%

Total Organic Aggregates:
Reported average selling price	$16.70	$14.93	$16.50	$15.08
Adjustment for impact of product, geographic and other mix	(0.09)		(0.13)
Mix-adjusted ASP	$16.61		$16.37

Reported average selling price variance	11.9%		9.4%
Mix-adjusted ASP variance	11.3%		8.6%

Cement:
Reported average selling price	$149.24	$122.91	$139.64	$120.29
Adjustment for impact of product, geographic and other mix	(0.97)		(0.72)
Mix-adjusted ASP	$148.27		$138.92

Reported average selling price variance	21.4%		16.1%
Mix-adjusted ASP variance	20.6%		15.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Quarter Ended September 30, 2022

Financial highlights for the quarter ended September 30, 2022 (unless noted, all comparisons are versus the prior-year quarter and for continuing operations):

♦
Consolidated total revenues of $1.81 billion compared with $1.56 billion
♦
Building Materials business products and services revenues of $1.61 billion compared with $1.39 billion
♦
Magnesia Specialties products revenues of $69.0 million compared with $71.9 million
♦
Consolidated gross profit of $487.8 million compared with $441.9 million
♦
Consolidated earnings from operations of $405.9 million compared with $356.9 million
♦
Adjusted consolidated earnings from operations of $407.5 million compared with $372.4 million
♦
Net earnings from continuing operations attributable to Martin Marietta of $291.2 million compared with $254.6 million
♦
Adjusted EBITDA of $533.1 million compared with $490.0 million
♦
Earnings per diluted share from continuing operations of $4.67 compared with $4.07
♦
Adjusted earnings per diluted share from continuing operations of $4.69 compared with $4.25

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for continuing operations for the three months ended September 30, 2022 and 2021. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended September 30,
	2022	2021
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$641.7	$569.7
Asphalt	96.0	80.2
Less: Interproduct revenues	(9.2)	(8.1)
East Group Total	728.5	641.8
West Group
Aggregates	374.0	287.4
Cement	163.2	132.3
Ready mixed concrete	227.4	320.8
Asphalt and paving	213.8	115.7
Less: Interproduct revenues	(95.4)	(107.2)
West Group Total	883.0	749.0
Products and services	1,611.5	1,390.8
Freight	124.5	88.1
Total Building Materials business	1,736.0	1,478.9
Magnesia Specialties:
Products	69.0	71.9
Freight	6.7	6.5
Total Magnesia Specialties	75.7	78.4
Total	$1,811.7	$1,557.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	330.3	32.5	$292.9	34.2
Cement	67.7	41.5	49.9	37.7
Ready mixed concrete	18.7	8.2	31.4	9.8
Asphalt and paving	50.5	16.3	38.9	19.9
Products and services	467.2	29.0	413.1	29.7
Freight	2.1		1.3
Total Building Materials business	469.3	27.0	414.4	28.0
Magnesia Specialties:
Products	21.6	31.3	28.1	39.0
Freight	(1.0)		(1.1)
Total Magnesia Specialties	20.6	27.2	27.0	34.4
Corporate	(2.1)		0.5
Total	$487.8	26.9	$441.9	28.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$29.0		$26.5
West Group	41.0		34.2
Total Building Materials business	70.0		60.7
Magnesia Specialties	4.0		3.8
Corporate	20.9		21.5
Total	$94.9	5.2	$86.0	5.5

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Earnings (Loss) from operations:
Building Materials business:
East Group	$239.4		$205.8
West Group	159.7		150.6
Total Building Materials business	399.1		356.4
Magnesia Specialties	16.5		23.1
Corporate	(9.7)		(22.6)
Total	$405.9	22.4	$356.9	22.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following tables present aggregates volume and pricing variance data and shipments data by segment:

	Three Months Ended
	September 30, 2022
	Volume	Pricing
Volume/Pricing Variance(1)
East Group	0.2%	11.5%
West Group	15.6%	12.2%
Total aggregates operations(2)	5.6%	11.6%
Organic aggregates operations(3)	(0.1)%	11.9%

	Three Months Ended
	September 30,
	2022	2021
	(Tons in Millions)
Shipments
East Group	37.2	37.1
West Group	23.0	19.9
Total aggregates operations(2)	60.2	57.0

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

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents shipments data by product line for the Building Materials business:

	Three Months Ended September 30,
	2022	2021	% Change
Shipments
Aggregates (in millions):
Tons to external customers	55.9	52.0
Internal tons used in other product lines	4.3	5.0
Total aggregates tons	60.2	57.0	5.6%

Cement (in millions):
Tons to external customers	0.8	0.7
Internal tons used in ready mixed concrete	0.3	0.4
Total cement tons	1.1	1.1	2.3%

Ready Mixed Concrete (in millions of cubic yards)	1.7	2.7	(37.6)%

Asphalt (in millions):
Tons to external customers	2.8	2.0
Internal tons used in paving business	0.9	0.8
Total asphalt tons	3.7	2.8	31.3%

The average selling price by product line for the Building Materials business is as follows:

	Three Months Ended September 30,
	2022	2021	% Change
Aggregates (per ton)	$16.65	$14.93	11.6%
Cement (per ton)	$149.24	$122.91	21.4%
Ready Mixed Concrete (per cubic yard)	$132.64	$116.75	13.6%
Asphalt (per ton)	$61.45	$48.72	26.1%

Aggregates End-Use Markets

Organic aggregates shipments to the infrastructure market remained flat, reflecting increased highway construction activity in North Carolina, Colorado, Georgia and Indiana which was offset by project delays and projects coming to completion in Texas. The infrastructure market accounted for 36% of third-quarter organic aggregates shipments.

Organic aggregates shipments to the nonresidential market increased 2%, driven by several large manufacturing, data center and energy projects in Georgia, North Carolina, Iowa and Texas. The nonresidential market represented 35% of third-quarter organic aggregates shipments.

Organic aggregates shipments to the residential market decreased 3%. Despite overall underbuilt conditions, several markets experienced a slowdown in this end use due to affordability concerns and logistical challenges. The residential market accounted for 24% of third-quarter organic aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of third-quarter organic aggregates shipments. Volumes to this end use increased 4%, driven by increased ballast shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

Third-quarter organic aggregates shipments were flat, due to logistical constraints and cement shortages as well as inclement weather in certain key markets. Organic pricing increased 11.9%, or 11.3% on a mix-adjusted basis, over the prior-year quarter as the Company continued to benefit from price increases. Including acquired operations, total aggregates shipments and pricing grew 5.6% and 11.6%, respectively. East Group total shipments were flat, as strong underlying demand was negatively impacted by logistical bottlenecks and weather-related disruptions. East Group pricing increased 11.5%. West Group total shipments improved 15.6%, driven primarily by contributions from acquired operations and strong Texas demand, partially offset by historically wet weather in North Texas in the month of August. West Group pricing, inclusive of acquisitions, increased 12.2%. West Group organic pricing increased 12.4%, or 13.2% on a mix-adjusted basis. Third-quarter aggregates product gross profit improved 12.8% to $330.3 million, while product gross margin declined 170 basis points to 32.5%, primarily due to increased energy, internal freight and repairs and maintenance costs.

Cement shipments of 1.1 million tons increased 2.3% driven by continued strong demand. Pricing increased 21.4%, or 20.6% on a mix-adjusted basis, following multiple price increases in Texas. Cement product gross profit grew to $67.7 million, an increase of 35.8%, and product gross margin expanded 380 basis points to 41.5%, as pricing gains more than offset higher energy costs in the period.

On an organic basis, ready mix shipments were down 16.8%, largely due to significant rainfall in Texas during August as well as the completion of certain large projects. Organic pricing increased 20.3% due to multiple price increases implemented during the year. Ready mix product revenues and gross profit from continuing operations declined 29.1% and 40.3%, respectively, driven primarily by the divestiture of the Company’s Colorado and Central Texas ready mixed concrete businesses on April 1, which was partially offset by acquired operations in Arizona.

Including contributions from the acquired West Coast operations, total asphalt shipments and pricing increased 31.3% and 26.1%, respectively. On an organic basis, total asphalt shipments and pricing increased 4.3% and 22.0%, respectively. Total asphalt and paving products and services gross profit increased to a record $50.5 million. However, continued acceleration of liquid asphalt, or bitumen, costs contributed to products and services gross margin compression of 360 basis points in the third quarter.

Magnesia Specialties Business

Magnesia Specialties third-quarter product revenues decreased 4.0% to $69.0 million, driven largely by lower demand in the steel industry for dolomitic lime products. Product gross profit declined 22.9% to $21.6 million, as higher energy costs, particularly natural gas, depressed gross margin in the quarter.

Consolidated Operating Results

Consolidated SG&A for third quarter 2022 was 5.2% of total revenues compared with 5.5% in the prior-year quarter, a 30-basis-point improvement.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; and accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating income, net, was income of $14.8 million in 2022 and $8.4 million in 2021, with the increase driven by higher gains on sales of surplus land and other assets.

Earnings from operations for the quarter were $405.9 million in 2022 compared with $356.9 million in 2021, with the increase driven by year-over-year price increases, partially offset by higher costs for energy, supplies, and freight.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates; and other miscellaneous income and expenses. For the third quarter, other nonoperating income, net, was $7.3 million and $5.6 million in 2022 and 2021, respectively.

Nine Months Ended September 30, 2022

Financial highlights for the nine months ended September 30, 2022 (unless noted, all comparisons are versus the prior-year period:

♦
Consolidated total revenues of $4.68 billion compared with $3.92 billion
♦
Building Materials business products and services revenues of $4.14 billion compared with $3.47 billion
♦
Magnesia Specialties products revenues of $214.4 million compared with $207.1 million
♦
Consolidated gross profit of $1.07 billion compared with $1.00 billion
♦
Consolidated earnings from operations of $944.4 million compared with $763.7 million
♦
Adjusted consolidated earnings from operations of $798.6 million compared with $797.4 million
♦
Net earnings from continuing operations attributable to Martin Marietta of $668.7 million compared with $545.9 million
♦
Adjusted EBITDA of $1.21 billion compared with $1.13 billion
♦
Earnings per diluted share from continuing operations of $10.69 compared with $8.72
♦
Adjusted earnings per diluted share of $9.03 compared with $9.12

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues, gross profit (loss), selling, general and administrative (SG&A) expenses and earnings (loss) from operations data for the Company and its reportable segments by product line for continuing operations for the nine months ended September 30, 2022 and 2021. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be. For the nine months ended September 30, 2022, earnings from operations for the West Group included a $151.9 million nonrecurring gain on divested assets.

	Nine Months Ended September 30,
	2022	2021
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
Products and services
East Group
Aggregates	$1,627.4	$1,496.5
Asphalt	143.4	127.3
Less: Interproduct revenues	(15.3)	(12.9)
East Group Total	1,755.5	1,610.9
West Group
Aggregates	1,029.4	735.0
Cement	455.4	358.4
Ready mixed concrete	743.6	824.5
Asphalt and paving	433.5	216.2
Less: Interproduct revenues	(279.7)	(272.2)
West Group Total	2,382.2	1,861.9
Products and services	4,137.7	3,472.8
Freight	312.1	219.8
Total Building Materials business	4,449.8	3,692.6
Magnesia Specialties:
Products	214.4	207.1
Freight	20.0	17.9
Total Magnesia Specialties	234.4	225.0
Total	$4,684.2	$3,917.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$741.2	27.9	$687.7	30.8
Cement	146.1	32.1	101.3	28.3
Ready mixed concrete	54.1	7.3	69.9	8.5
Asphalt and paving	63.6	11.0	59.4	17.3
Products and services	1,005.0	24.3	918.3	26.4
Freight	1.7		1.7
Total Building Materials business	1,006.7	22.6	920.0	24.9
Magnesia Specialties:
Products	74.3	34.6	84.4	40.7
Freight	(3.4)		(3.0)
Total Magnesia Specialties	70.9	30.2	81.4	36.2
Corporate	(8.5)		0.3
Total	$1,069.1	22.8	$1,001.7	25.6

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues
	(Dollars in Millions)
Selling, general & administrative expenses:
Building Materials business:
East Group	$86.5		$77.0
West Group	124.0		101.1
Total Building Materials business	210.5		178.1
Magnesia Specialties	12.0		11.1
Corporate	73.5		59.0
Total	$296.0	6.3	$248.2	6.3

Earnings (Loss) from operations:
Building Materials business:
East Group	$478.0		$465.3
West Group	477.2		284.2
Total Building Materials business	955.2		749.5
Magnesia Specialties	58.4		69.8
Corporate	(69.2)		(55.6)
Total	$944.4	20.2	$763.7	19.5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following tables present aggregates volume and pricing variance data and shipments data by segment:

	Nine Months Ended
	September 30, 2022
	Volume	Pricing
Volume/Pricing Variance(1)
East Group	—%	8.5%
West Group	25.2%	11.0%
Total aggregates operations(2)	8.9%	8.9%
Organic aggregates operations(3)	2.0%	9.4%

	Nine Months Ended
	September 30,
	2022	2021
	(Tons in Millions)
Shipments
East Group	95.2	95.2
West Group	64.9	51.8
Total aggregates operations(2)	160.1	147.0

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

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents shipments data for the Building Materials business by product line:

	Nine Months Ended September 30,
	2022	2021	% Change
Shipments
Aggregates (in millions):
Tons to external customers	148.0	135.2
Internal tons used in other product lines	12.1	11.8
Total aggregates tons	160.1	147.0	8.9%

Cement (in millions):
Tons to external customers	2.2	1.8
Internal tons used in ready mixed concrete	1.0	1.1
Total cement tons	3.2	2.9	10.3%

Ready Mixed Concrete (in millions of cubic yards)	5.9	7.2	(17.4)%

Asphalt (in millions):
Tons to external customers	5.3	3.3
Internal tons used in paving business	1.6	1.5
Total asphalt tons	6.9	4.8	46.1%

The average selling price by product line for the Building Materials business is as follows:

	Nine Months Ended September 30,
	2022	2021	% Change
Aggregates (per ton)	$16.41	$15.08	8.9%
Cement (per ton)	$139.64	$120.29	16.1%
Ready Mixed Concrete (per cubic yard)	$125.32	$114.59	9.4%
Asphalt (per ton)	$61.21	$48.77	25.5%

Aggregates End-Use Markets

Organic aggregates shipments to the infrastructure market increased 4%, primarily driven by increased highway construction activity across many of the Company’s key markets. The infrastructure market accounted for 35% of year-to-date organic aggregates shipments.

Organic aggregates shipments to the nonresidential market increased 1%, driven by several large warehouse projects in the Central and Southwest Divisions, partially offset by several large projects in the West Division that were not replaced in the current period. The nonresidential market represented 35% of year-to-date organic aggregates shipments.

Organic aggregates shipments to the residential market remained flat compared with strong prior-year activity, but slowed in the third quarter. The residential market accounted for 25% of year-to-date organic aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date organic aggregates shipments. Volumes to this end use increased 4%, driven by increased ballast shipments for a large project and increased agricultural lime shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

Year-to-date organic aggregates shipments increased 2.0%, reflecting healthy underlying public product demand partially constrained by logistics-related bottlenecks and inclement weather in certain key markets. Organic aggregates pricing increased 9.4%, or 8.6% on a mix-adjusted basis. Inclusive of acquired operations, aggregates shipments grew 8.9% and pricing also increased 8.9%, both compared with the comparable prior-year period. East Group total shipments remained flat, reflecting healthy construction activity that was offset by logistical bottlenecks and weather-related disruptions, while pricing increased 8.5%. West Group total shipments increased 25.2%, driven by robust underlying demand in Texas and shipments from acquired operations. West Group pricing, inclusive of acquisitions, increased 11.0%, while organic West Group pricing increased 11.5%, or 9.7% on a mix-adjusted basis, reflecting price increases and a larger percentage of shipments from higher-priced distribution yards. Aggregates product gross margin decreased 290 basis points to 27.9%, as the impact from year-over-year price increases were more than offset by higher costs for energy, fuel, supplies, repairs and contract services.

Texas cement shipments increased 10.3% year-to-date, supported by robust product demand. Cement pricing improved 16.1%, or 15.5% on a mix-adjusted basis, benefitting from multiple price increases. Product gross margin expanded 380 basis points to 32.1% compared with the prior-year period, as shipment and pricing growth more than offset energy and other cost headwinds.

Organic ready mixed concrete shipments decreased 5.4%. Organic pricing grew 15.2% in the first nine months of 2022 compared with 2021. Consolidated ready mixed concrete shipments decreased 17.4%, primarily reflecting the impact of divested operations, partially offset by contributions from acquired ready mix operations in Arizona, and pricing increased 9.4%. Product gross margin declined 120 basis points to 7.3%, driven primarily by higher raw material costs which more than offset price increases.

Organic asphalt shipments increased 2.6%. Organic asphalt pricing increased 19.7%. Including contributions from the acquired West Coast operations, total asphalt shipments and pricing increased 46.1% and 25.5%, respectively. Product and services gross margin decreased 630 basis points to 11.0%, driven by higher liquid asphalt and energy costs.

Magnesia Specialties Business

Magnesia Specialties product revenues increased 3.5% to $214.4 million for the nine months ended September 30, 2022, driven by robust global demand for magnesia-based chemical products. Product gross profit was $74.3 million compared with $84.4 million. Product gross margin decreased 610 basis points to 34.6%, as higher costs for energy, supplies and raw materials more than offset pricing growth.

Consolidated Operating Results

Consolidated SG&A for nine months ended September 30 was 6.3% of total revenues in 2022 and 2021.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and write-offs related to customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the nine months ended September 30, consolidated other operating income, net, was income of $177.4 million in 2022 and $28.2 million in 2021. The increase in other operating income, net, was primarily attributable to the $151.9 million gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations. Other operating income, net, for the nine months ended September 30, 2021 included a $12.3 million gain on the sale of the Company’s former corporate headquarters.

Earnings from operations for the nine months ended September 30 were $944.4 million in 2022 compared with $763.7 million in 2021, with the increase driven by the $151.9 million gain on the divestiture of the Colorado and Central Texas

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

ready mixed concrete operations and year-over-year price increases, partially offset by higher costs for energy, fuel, supplies, freight and personnel.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost excluding service cost; foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates; and other miscellaneous income and expenses. For the nine months ended September 30, other nonoperating income, net, was $40.1 million and $23.8 million in 2022 and 2021, respectively. The 2022 amount included a $12.0 million pretax gain related to repurchases of the Company’s debt.

Income Tax Expense

For the nine months ended September 30, 2022 and 2021, the effective income tax rates for continuing operations were 22.1% and 20.6%, respectively. The higher 2022 effective income tax rate versus 2021 was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $560.7 million and $780.3 million, respectively, driven by increased cash taxes and changes in working capital. Operating cash flow is primarily derived from consolidated net earnings before deducting depreciation, depletion and amortization, and the impact of changes in working capital. Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in Millions)
Depreciation	$296.9	$262.1
Depletion	45.9	29.5
Amortization	37.5	28.4
Total	$380.3	$320.0

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2021 net cash provided by operating activities was $1.14 billion.

During the nine months ended September 30, 2022 and 2021, the Company paid $309.1 million and $321.3 million, respectively, for capital investments. In October 2022, the Company entered into a commitment for 691 railcars at an aggregate value of $75.8 million.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 418,336 shares of common stock during the first nine months of 2022 at an aggregate cost of $150.0 million. At September 30, 2022, 13,102,616 shares of common stock can be purchased under the Company’s repurchase authorization.

During the nine months ended September 30, 2022, the Company repurchased $67.7 million (par value) of its Senior Notes, resulting in a pretax gain of $12.0 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

On September 29, 2022, the Company satisfied and discharged its 0.650% Senior Notes due 2023 (the 2023 Notes). In connection with the satisfaction and discharge, the Company irrevocably deposited with Regions Bank (the Trustee) funds in an amount sufficient to satisfy all remaining principal and interest payments on the 2023 Notes. The funds are invested in a fund that invests exclusively in U.S. Treasury securities and are classified as Restricted investments (to satisfy discharged debt and related interest) on the consolidated balance sheet at September 30, 2022. Holders of the 2023 Notes will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate (and on the dates) set forth in the 2023 Notes indenture. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge of the 2023 Notes, the obligations of the Company under the indenture in respect of the 2023 Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The 2023 Notes remain on the Company’s consolidated balance sheet at September 30, 2022 and will continue to accrete to their par value over the period until maturity in July 2023.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 21, 2022, the Company extended the maturity of the Trade Receivable Facility to September 20, 2023. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which expires in December 2026. The Revolving Facility requires the Company’s ratio of consolidated debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, may be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at September 30, 2022.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due. There were no amounts outstanding under the Trade Receivable Facility or the Revolving Facility at September 30, 2022.

Cash on hand and restricted investments, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow the repurchase of shares of the Company’s common stock and allow for payment of dividends for the foreseeable future. At September 30, 2022, the Company had $1,197.4 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

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

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2021. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, management does not believe this legislation will have a material impact on the Company’s consolidated financial statements.

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

The Company’s outlook is subject to various risks and uncertainties and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: the ability of the Company to face challenges, including shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, California, North Carolina, Georgia, Minnesota, Iowa, Florida, Indiana and Maryland; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in energy-related construction activity resulting from suspension of the gas tax or a sustained period of low global oil prices or changes in oil production patterns or capital spending, particularly in Texas and West Virginia; increasing residential mortgage interest rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean and Gulf of Mexico hurricane activity, wildfires, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; the volatility of fuel costs, particularly diesel fuel,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

notably related to the current conflict between Russia and Ukraine, and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply‐chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative duration, severity and impact of a resurgence of the COVID-19 pandemic on the Company’s ability to continue supplying heavy-side building materials and related services at normal levels or at all in the Company’s key regions, including the markets in which it does business, its suppliers, customers or other business partners as well as on its employees; the economic impact of government responses to a resurgence of COVID-19; the performance of the United States economy; the impact of governmental orders restricting activities imposed to prevent further outbreak of COVID-19 on travel, potentially reducing state fuel tax revenues used to fund highway projects; a decline in the commercial component of the nonresidential construction market, notably office and retail space, including a decline resulting from economic distress related to the COVID-19 pandemic; increasing governmental regulation, including environmental laws; the failure of relevant government agencies to implement expected regulatory reductions; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices, including acquisitions or divestitures, that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

FORM 10-Q

For the Quarter Ended September 30, 2022

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

FORM 10-Q

For the Quarter Ended September 30, 2022

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Demand in the residential and nonresidential construction markets, which combined accounted for 60% of aggregates shipments for the nine months ended September 30, 2022, is affected by interest rates. Since December 31, 2021, the Federal Reserve raised the target federal funds rate 300 basis points, and more increases are expected during the fourth quarter. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is eroded by economic uncertainty.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At September 30, 2022, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at September 30, 2022. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company remeasured its qualified pension plan as of February 28, 2022, to reflect an amendment that increased the pension benefit for qualifying hourly employees. The discount rate at the remeasurement date was approximately 50 basis points higher compared with the discount rate as of December 31, 2021. As of September 30, 2022, discount rates have increased approximately 210 additional basis points since the remeasurement. Unless another event requires an interim remeasurement, the Company will next remeasure its pension obligation and funded status as of December 31, 2022. Changes in the discount rate and pension asset values will impact 2023 pension expense.

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; or any change in the pronouncements relating to accounting for income taxes could materially impact the Company’s effective tax rate, tax payments, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, and coal, represent significant production costs of the Company. The Magnesia Specialties business has fixed price agreements covering a majority of its 2022 energy requirements. On a consolidated basis, organic energy expense for the nine months ended September 30, 2022 increased approximately 59% compared with the prior-year period, related to higher prices for diesel, natural gas, electricity and gasoline in 2022. Specifically, the ongoing conflict between Russia and Ukraine has exacerbated already increased diesel prices; however, any future energy prices cannot be reliably predicted. A hypothetical increase of 59% would change consolidated organic full-year 2022 energy expense by $179.3 million as compared with 2021, assuming constant volumes. Further, the full-year 2022 impact on consolidated total profitability and margins would be greater when also considering the energy consumed by operations acquired in 2021.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

(Continued)

Commodity Risk. Cement is a commodity, and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that prices for products sold will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations. Assuming full-year 2021 cement product revenues of $494.5 million, a hypothetical 10% change in sales price would impact full-year cement product revenues by $49.5 million.

Cement is a key raw material in the production of ready mixed concrete. The Company may be unable to pass along increases in the costs of cement and raw materials to customers in the form of price increases for the Company’s products. Assuming annual cement costs are $210 million, an approximate 2021 full year rate for ready mixed concrete continuing operations, a 10% change in cement costs, assuming constant volumes, would change the ready mixed concrete product line cost of revenues by $21.0 million. While increases in cement pricing may negatively impact the profitability of the ready mixed concrete operations, the cement business would benefit, although the positive impact may not reflect a direct correlation to the impact on the ready mixed concrete business.

The Company consumes other raw material and supply commodities in its operations, the costs of which have been negatively impacted by high inflation. The Company periodically implements price increases due to rising costs. However, there is a lag between announced price increases and the time when they are fully realized.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	13,390,401
August 1, 2022 - August 31, 2022	93,580	$348.84	93,580	13,296,821
September 1, 2022 - September 30, 2022	194,205	$346.83	194,205	13,102,616
Total	287,785		287,785

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2022

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 2, 2022 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 2, 2022 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 2, 2022 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 2, 2022 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 2, 2022	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Sr. Vice President and
Chief Financial Officer