Form 10-K
period 2022-12-31
MARTIN MARIETTA MATERIALS INC
filed 2023-02-24
CIK 916076

c9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,524,714,169 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 17, 2023
Common Stock, $.01 par value per share	62,103,551 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2023 (Proxy Statement)	Part III

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Raleigh, North Carolina, United States

Part I ♦ Item 1 – Business

PART I

ITEM 1 – BUSINESS

General

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. In 2022, aggregates product gross profit accounted for 69% of the Company’s consolidated total products and services gross profit. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in markets that are naturally vertically integrated and where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving operations are reported collectively as the “Building Materials business”. The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemical products that are used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ products are shipped to customers domestically and worldwide.

On April 30, 2021, the Company acquired Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul area, a large and fast-growing midwestern metropolitan area. The Tiller acquisition complemented the Company’s existing product offerings in the surrounding areas. Additionally, Tiller sells asphalt solely as a materials provider and does not offer paving or other associated services. Tiller is reported in the Company’s East Group.

On July 30, 2021, the Company acquired assets of Southern Crushed Concrete (SCC). SCC was a leading producer of recycled concrete in the Houston area, one of the country’s largest aggregates markets. Recycled concrete is principally used as a base aggregates product in infrastructure, commercial and residential construction applications. SCC is reported in the Company’s West Group.

On October 1, 2021, the Company acquired the Lehigh Hanson West Region business (Lehigh West Region) for $2.26 billion in cash. The acquisition included a portfolio of 17 active aggregates quarries, two cement plants with related distribution terminals, and targeted downstream operations in California, Arizona, Nevada and Oregon. These operations provided a new upstream, materials-led growth platform across several of the nation’s largest megaregions in California and Arizona, solidifying the Company’s position as a leading coast-to-coast aggregates producer. The acquired cement plants, distribution terminals and California ready mixed concrete operations are classified as assets held for sale and discontinued operations as of and for the years ended December 31, 2022 and 2021. The Lehigh West Region business is reported in the Company’s West Group.

On April 1, 2022, the Company divested its Colorado and Central Texas ready mixed concrete operations to Smyrna Ready Mix Concrete LLC. This transaction optimized the Company’s aggregates-led portfolio and improved its ability to generate more attractive margins over the long term by reducing both business cyclicality and exposure to raw material cost inflation. The transaction resulted in a pretax gain of $151.9 million, inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture are all reported in the West Group in the Company's consolidated financial statements included in Item 8.

On June 30, 2022, the Company divested the Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations for $235.0 million in cash. In addition, on July 15, 2022, the Company sold its interest in a joint venture that operates a cement distribution terminal for $15.0 million. These assets were acquired in connection with the acquisition of the Lehigh West Region business in 2021.

On August 9, 2022, the Company announced a definitive agreement to sell the Tehachapi, California cement plant and related distribution terminals for $350.0 million in cash, subject to regulatory approval and customary closing conditions. These assets were acquired in connection with the acquisition of the Lehigh West Region.

FOR FURTHER INFORMATION WITH RESPECT TO THE DEVELOPMENT OF THE COMPANY’S BUSINESS PRIOR TO 2021, SEE THE INFORMATION APPEARING UNDER THE HEADING “GENERAL” INCLUDED IN PART I, ITEM 1 OF THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019, WHICH INFORMATION IS INCORPORATED BY REFERENCE.

Form 10-K ♦ Page 1

Part I ♦ Item 1 – Business

Business Segment Information

The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group provides aggregates and asphalt products. The West Group provides aggregates, cement, downstream products and paving services. The ten largest revenue-generating states accounted for 83% of the Building Materials business' total revenues in 2022: Texas, Colorado, North Carolina, Minnesota, California, Georgia, Arizona, Iowa, Florida and Indiana. The Company’s Magnesia Specialties business is reported as a separate segment, which includes its magnesia-based chemicals and dolomitic lime businesses. For more information on the organization and geographic area of the Company’s business segments, see “Note A: Accounting Policies” and “Note P: Segments” of the “Notes to Financial Statements” of the Company’s consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (this Form 10-K), which information is incorporated by reference.

Building Materials Business

The profitability of the Building Materials business, which serves customers in the construction marketplace, is sensitive to national, regional and local economic conditions and construction cyclicality, which are in turn affected by fluctuations in levels of public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics. The heavy-side construction business is conducted outdoors, as are much of the Building Materials business’s operations. Therefore, erratic weather patterns, seasonal changes, and other weather-related conditions, including precipitation, flooding, hurricanes, snowstorms, extreme temperatures, wildfires, earthquakes and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation.

The Building Materials business markets its products primarily to the construction industry, with 35% of its 2022 aggregates shipments sold to contractors in connection with highway and other public infrastructure projects and the balance of its shipments sold primarily to contractors for nonresidential and residential construction projects. The Company believes the business’ mix of public sector-related shipments lessens the impacts of fluctuations in nonresidential and residential, or private-sector, construction spending.

Funding of public infrastructure, historically the Company’s largest end-use market, is discussed in greater detail under “Building Materials Business’ Key Considerations—Public Infrastructure” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ of this Form 10-K.

The Building Materials business covers a wide geographic area. The five largest revenue-generating states (Texas, Colorado, North Carolina, Minnesota and California) accounted for 64% of the Building Materials business’ total revenues in 2022. The Building Materials business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time and may be affected by a decline in economic conditions, such as recession, economic downtown or inflationary conditions in the future. In 2022, aggregates shipments increased 3.3%, driven primarily by a full year of shipments in the California and Arizona operations acquired in the fourth quarter of 2021.

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

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. Proximity of quarry facilities to customers’ construction sites or to long-haul transportation corridors is an important factor in competition for aggregates businesses. As a general rule, the distance truck shipments travel from an individual quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. The Company’s distribution system mainly uses trucks, but also has access to rail and waterborne networks where the per-mile unit costs of transporting aggregates are much lower.

The Company’s distribution network moves aggregates materials from certain domestic and offshore sources via its long-haul rail and waterborne distribution network, to markets where aggregates supply is limited. The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets, while the Company’s locations in The Bahamas and Nova Scotia

Form 10-K ♦ Page 2

Part I ♦ Item 1 – Business

transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution facilities and port locations to offload transported material. At December 31, 2022, the Company’s aggregates distribution facilities consisted of 78 terminals. The Company’s expansion of its rail-based distribution network, coupled with the extensive use of rail service, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, locomotive availability and the ability to renegotiate favorable railroad shipping contracts. The waterborne distribution network also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage requirements of shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions. The Company has long-term agreements with shipping companies to provide ships to transport its aggregates to various coastal ports.

The Company generally acquires contiguous property around existing quarry locations. Such parcels can serve as buffer property or additional mineral reserves, assuming the underlying geology supports economical aggregates mining. In either instance, the acquisition of additional property around an existing quarry allows the expansion of the quarry footprint and extension of quarry life. Some locations having limited reserves may be unable to expand.

Due to the nature of the indigenous aggregates supply in the midwestern United States, a long-term capital focus for the Company is underground limestone aggregates mines. Production costs are generally higher at underground mines than surface quarries since the depth of the aggregates deposits and the access to the reserves result in higher costs related to development, explosives and depreciation costs. However, these locations often possess marketplace transportation advantages that can lead to higher average selling prices than more distant surface quarries.

The construction aggregates industry has been consolidating, and the Company has actively participated in the industry’s consolidation. The Company’s Board of Directors and management continue to review and monitor the Company’s long-term strategic plans, commonly referred to as SOAR (Strategic Operating Analysis and Review), which include assessing portfolio optimization strategies that include business combinations and arrangements with other companies engaged in similar businesses, investing in internal expansion projects in high-growth markets, divesting businesses or nonoperating assets that are not core or do not further management’s strategy and pursuing new opportunities in the Company’s existing markets or new markets. Acquisition opportunities include public companies and private sponsor-owned and family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets and repairing financially-constrained balance sheets. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, pit development or other standards, and may require additional investments before benefits of the acquisitions are fully realized.

Management believes its aggregates reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any significant difficulty in accessing reserves used for production. The Company’s aggregates reserves average approximately 75 years, based on the 2022 annual production level. However, certain locations may be subject to more limited reserves and may not be able to expand. Moreover, environmental, zoning and land use regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult, thereby potentially enhancing the value of the Company’s existing mineral reserves.

The Company generally sells its aggregates upon receipt of customer orders or requests. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

Cement and Downstream Operations

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector. The Company has a strategic and leading cement position in Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, north of San Antonio. These plants, which produce Portland and specialty cements, operated at 77% utilization in 2022. Clinker is the initial product in cement production, and the two Texas production facilities have a combined annual clinker capacity of 4.5 million tons. The Midlothian plant permit allows the Company to expand annual production by up to 0.8 million additional tons. The Company is currently undertaking a finishing capacity expansion project at the Midlothian plant, which is expected to be completed in mid-2024 and will provide 0.5 million tons of

Form 10-K ♦ Page 3

Part I ♦ Item 1 – Business

annual incremental capacity. Further, the Company is nearing completion of converting its plants to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation.

In 2021, as part of the Lehigh West Region acquisition, the Company acquired a cement plant in each of Redding, California and Tehachapi, California, and several cement distribution terminals. The Redding, California plant and related terminals were sold in June 2022 and the Tehachapi, California and related terminals are classified as assets held for sale as of December 31, 2022.

Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company owns more than 600 million tons of limestone reserves adjacent to its Texas cement production plants on Company-owned property. Management believes that its reserves of limestone are sufficient to permit production at its cement plants at the current operational levels for the foreseeable future.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October. Approximately 70% to 75% of all cement shipments are sent to ready-mixed concrete operators. The remainder is shipped to manufacturers of concrete-related products, contractors, materials dealers and oil well/mining/drilling companies. The Company's cement operations generally deliver their products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Energy accounted for approximately 28% of the cement total production cost profile in 2022. Therefore, cement profitability is affected by changes in energy prices and the available supply of these products. The Company currently has fixed-price supply contracts for portions of its natural gas, power and coal needs, but also consumes alternative fuel and petroleum coke. Further, profitability of the cement operations is also impacted by kiln maintenance, which typically requires a plant to be shut down for a period of time.

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site. The aggregates used for ready mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). As of December 31, 2022, the Company operates 94 ready mix plants in Arizona, California and Texas. The California ready mixed concrete operations are classified as assets held for sale as of December 31, 2022 and reported as discontinued operations for the years ended December 31, 2022 and 2021. Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. As of December 31, 2022, the Company operates 38 asphalt plants in Arizona, California, Colorado and Minnesota. The Company also offers paving services in California and Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

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

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures magnesia-based chemical products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. These magnesia-based chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications. In 2022, 72% of Magnesia Specialties’ total revenues were attributable to chemical products, 27% to lime, and 1% to stone sold as construction materials.

Magnesia Specialties generally delivers its products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A significant portion of the 275,000-ton dolomitic lime capacity from a lime kiln at Woodville, Ohio is committed under a long-term supply contract. In 2022, 74% of the lime shipments in the Magnesia Specialties business was sold to third-party customers, while the remaining 26% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. In 2022, 31% of the Magnesia Specialties’ total revenues were attributable to products used in the steel industry, primarily dolomitic lime. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry. These trends are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. The dolomitic lime business runs

Form 10-K ♦ Page 4

Part I ♦ Item 1 – Business

most profitably at 70% or greater domestic steel capacity utilization. According to the Federal Reserve, domestic steel capacity utilization averaged 75% of capacity in 2022 versus 81% of capacity in 2021.

In the Magnesia Specialties business, a significant portion of costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Magnesia Specialties business has fixed-price agreements for approximately 39% of its 2023 coal and natural gas needs. For 2022, the Company’s average cost per MMBtu (1,000,000 British thermal units) of natural gas increased 47% versus 2021.

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

Patents and Trademarks

As of January 31, 2023, the Company owns, has the right to use, or has pending applications for patents pending or granted by the United States and various countries and trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

Customers

The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof. No material part of the business as a whole, or of any segment of the Company, is dependent upon a single customer or upon a few customers. The loss of any single customer would not have a material adverse effect on any segment of the Company.

Competition

The nature of the Company’s competition varies among its products due to the widely differing amounts of capital necessary to build and maintain production facilities. Crushed stone production from quarries or mines and sand and gravel production by dredging or otherwise are moderately capital intensive. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic cement producers are owned by large foreign companies operating in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities. Ready mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. Accordingly, economics can lead to lower barriers to entry in some concrete markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically-integrated companies with facilities in many markets.

The Company operates in a largely-fragmented industry, including large, public companies and a large number of small, privately-held companies. Other publicly traded companies among the ten-largest U.S. aggregates producers include the following:

•
Arcosa, Inc.
•
CEMEX S.A.B. de C.V.

Form 10-K ♦ Page 5

Part I ♦ Item 1 – Business

•
CRH plc
•
Heidelberg Materials
•
Holcim
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

Capacity for cement plants is often stated in terms of clinker capacity. According to the Portland Cement Association, United States cement production is widely dispersed, with the top five companies collectively producing approximately 58% of U.S. clinker capacity. An estimated 84% of U.S. clinker capacity is owned by companies headquartered outside of the United States. The Company’s cement operations also compete with imported cement because of the higher value of the product and the existence of major ports or terminals in Texas and California.

The Company’s ready mixed concrete and asphalt and paving operations are also in markets with numerous operators, large and small.

The Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances and technical support for its products. While the revenues of the Magnesia Specialties business in 2022 were predominantly domestic, a portion was derived from customers located outside the United States.

Environmental and Governmental Regulations

Overview

The Company’s operations are subject to and affected by federal, state and local laws, rules and regulations relating to zoning, land use, mining, air emissions (including CO2 and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust exposure control, reclamation and other environmental, health and safety, and regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

Environmental Compliance and Costs

The Company regularly monitors and reviews its operations, procedures and policies for compliance with existing laws, rules and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted and new laws that the Company anticipates will be adopted that could affect its operations, including with respect to climate change. The Company has a full-time team of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $35.6 million in 2022 and $31.0 million in 2021 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K) and asset retirement costs. Capitalized costs related to environmental control facilities were approximately $20.0 million in 2022 and are expected to be approximately $20.0 million in 2023 and $25.0 million in 2024. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2022 and 2021. However, the Company’s expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite the Company’s compliance efforts, the risk of environmental liability is inherent in the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future. Complying with governmental and environmental regulations did not have and is not expected to have a material effect on the Company’s capital expenditures, earnings and competitive position, other than as discussed in this section.

Many of the applicable requirements of environmental laws are satisfied by procedures that the Company adopts as best practices in the ordinary course of its business. For example, plant equipment that is used to crush aggregates products may, in the ordinary course of operations, have an attached water spray bar that is used to clean the stone. The water spray bar also

Form 10-K ♦ Page 6

Part I ♦ Item 1 – Business

serves as a dust control mechanism that complies with applicable environmental laws. Moreover, the Company does not separate the portion of the cost, depreciation and other financial information relating to the water spray bar that is attributable only to environmental purposes, as such an allocation would be arbitrary. The incremental portion of such operating costs that is attributable to environmental compliance rather than best operating practices is impractical to quantify. Accordingly, the Company records costs in that category when incurred as operating expenses.

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

The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state and/or local environmental protection laws. Many of these laws and their attendant regulations are complex and are subject to challenges and new interpretations by regulators and the courts. In addition, new laws are also adopted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined to which type of operations they will apply and the manner in which they will be implemented is more accurately defined. This process typically takes years to finalize, and the rules often change significantly from the time they are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefit operating efficiencies or capacities and carry significantly higher costs.

Management believes that its current accrual for environmental costs is reasonable, although those amounts may increase or decrease depending on the impact of applicable rules as they are finalized or amended from time to time and changes in facts and circumstances. The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and any potential noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings" under Item 3 of this Form 10-K, “Note O: Commitments and Contingencies” of the “Notes to Financial Statements” of the Company’s consolidated financial statements included under Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K, and the “Environmental Regulation and Litigation" section included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

Mine Safety and Land Reclamation

In general, mining, production and distribution facilities for aggregates, cement, ready mixed concrete and asphalt must comply with air quality, water quality and other environmental regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As the Company locates and acquires new production and distribution facilities, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines, production and distribution facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, production and distribution facilities can be situated at a substantial distance from surrounding property owners. Also, in certain markets, the Company’s ability to transport material by rail and water allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

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

Form 10-K ♦ Page 7

Part I ♦ Item 1 – Business

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

Greenhouse Gases and Climate Change

The Board and management have identified certain risks and opportunities below with respect to climate change, including regulatory and physical impacts, and the transition to a low-carbon economy.

Board Oversight and the Role of Management The Board of Directors has an essential role in determining the Company's strategic priorities, and climate change and other sustainability matters are an integral part of its oversight of the business. In 1994, the Company established an Ethics, Environment, Safety and Health (EESH) Committee, which currently meets at least four times annually. The EESH Committee receives reports directly from management relating to environmental, safety, ethics and other sustainability matters, including greenhouse gas (GHG) and climate change-related matters, reviews input and engagement with investors on these matters, and monitors our compliance with environmental, health and safety laws and regulations, as well as our public reporting and disclosure with respect to climate change-related risks and opportunities and other environmental issues. The EESH Committee reports to the full Board, and a number of other Board committees have overlapping responsibility for sustainability matters, including the Audit Committee and the Management Development and Compensation Committee. While the Board oversees Martin Marietta's risk management, the executive officers are responsible for the day-to-day risk management processes, and management receives at least quarterly updates from operating personnel directly responsible for compliance relating to EESH matters. Management believes this division of responsibilities is the most effective approach for addressing the risks facing the Company. The Company also has a Head of Sustainability, who reports directly to the Executive Vice President and General Counsel on climate and other sustainability matters. The Company believes the above approach has been effective in integrating sustainability as a core element of its corporate governance.

In an effort to mitigate the risks to the Company associated with climate change while ensuring and improving financial sustainability, the Company has adopted a corporate-wide management strategy that considers risks and opportunities related to climate change, which has resulted in multiple initiatives to identify and implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor systems; right-sizing quarry trucks to match the appropriately sized truck with the size of production to reduce the number of required trips; replacing older railcars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing state-of-the-art emissions control equipment at one of the Company’s magnesia plants and tire processing systems for fuel, as well as a larger natural gas line, at one of the Company’s cement plants. The Company’s Midlothian cement plant has been recognized by the United States Environmental Protection Agency (USEPA) as a high-performing, energy-efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels.

Policy and Regulatory Matters A number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for GHG emissions reporting or reductions, the use of alternative fuels, carbon credits (such as a cap-and-trade system) and a carbon tax. For example, in the United States, the USEPA promulgated a rule mandating that companies considered to be large emitters of GHGs report those emissions. The manufacturing operations of the

Form 10-K ♦ Page 8

Part I ♦ Item 1 – Business

Company’s Magnesia Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s two magnesia-based chemicals facilities, as well as its two cement plants in Texas and one recently-acquired cement plant in California, file annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary business and operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not considered “major” sources of GHG emissions subject to the USEPA reporting rule. Most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as heavy construction and earth-moving equipment.

In 2010, the USEPA also issued a GHG emissions permitting rule, referred to as the Tailoring Rule, which may require some industrial facilities to obtain permits for GHG emissions under the U.S. Clean Air Act’s Prevention of Significant Deterioration (PSD) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (BACT) requirements for GHGs emitted by sources already subject to PSD or Title V permitting requirements for other pollutants. The Company’s cement plants, as well as its Magnesia Specialties plants, hold Title V Permits, and each (other than the Manistee, Michigan facility) is also subject to PSD requirements. It is currently unclear whether or how the USEPA may revise BACT requirements in the future. In fact, although several large-scale projects for carbon capture are in the development phase, no technologies or methods of operation for reducing or capturing GHGs have yet been proven successful in large-scale applications, other than improvements in fuel efficiency. Thus, if future modifications to the Company's facilities require PSD review for other pollutants, GHG BACT requirements could be triggered and may require significant additional costs, which the Company expects would be passed on to customers. It is not currently possible to estimate the cost of any such future requirements.

U.S. President Biden also has taken a number of steps to make climate change a central focus of his administration, including issuing a pair of executive orders and a presidential memorandum making climate change central to U.S. policy and setting out several administrative priorities and undertakings. President Biden reentered the Paris Agreement in January 2021 and later announced the United States’ reduction commitments under the Paris Agreement, including a 50% to 52% economy-wide reduction in net GHG emissions from 2005 levels by 2030. More recently, President Biden entered a pact with 103 countries and jurisdictions, known as the Global Methane Pledge, to reduce global methane emissions by 30% from 2020 levels by the end of the decade.

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act (IIJ Act), which provides billions of dollars in new funding for public transit and clean energy projects intended, in part, to address climate change, including road, bridge and other major infrastructure projects. These projects, as well as new public transit and clean energy projects, require aggregates and cement for construction and may result in increased demand for our products. See Other Low-Carbon Transition Risks and Opportunities section for additional information.

Although it is too early to determine the actions the federal government will ultimately take to implement climate change-related orders, commitments and laws, or the full scope, timing or ramifications of such measures, it is clear that the current administration has already begun to make, and intends to continue to pursue, a significant and sweeping push on the climate front and, like other signatories to the Paris Agreement, intends to pursue a goal of a Net Zero GHG by 2050. It also seems probable that the USEPA and other agencies will use their rule-making authority and procurement decisions to further address climate change. Various states where the Company has operations have enacted or are considering climate change initiatives as well, and the Company may be subject to state regulations in addition to any federal laws and rules that are passed. On January 6, 2023, the USEPA proposed for public comment a reduction in the size of airborne particulate matter to fine particles that are 2.5 microns or less in diameter, or PM2.5, that will be regulated under its health-based, or primary, air regulations based on potential health impacts, including at-risk populations, with an adequate margin of safety. Under the Clean Air Act, which requires the USEPA to set two types of standards for particle pollution, consisting of primary standards to protect public health and secondary standards to protect public welfare, the USEPA is required to review the National Ambient Air Quality Standards every five years to determine whether they should be retained or revised. The particulate matter classifications were last revised in 2012. The new rules as currently proposed would revise the annual standard for particulate matter levels but retain the 24-hour standard. While the Company’s facilities will meet any adopted standard, these changes may result in significantly higher compliance costs and risks.

If and when the USEPA issues new regulations and/or Congress passes additional legislation restricting GHGs emissions, the Woodville, Ohio and Manistee, Michigan Magnesia Specialties operations, as well as the Company’s cement plants in Texas and California, which release CO2 in certain of their processes and use carbon-based fuels for power equipment, kilns and the Company’s mobile fleet, will likely be subject to these new regulations. The Company's three cement plants, like those of other cement operators, require combustion of significant amounts of fuel to generate high kiln temperatures and create carbon

Form 10-K ♦ Page 9

Part I ♦ Item 1 – Business

dioxide as a product of the calcination process, which is an unavoidable step in making clinker. Accordingly, the Company continues to closely monitor GHG regulations and legislation and its potential impact on the Company's cement business, financial condition and product demand. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement facilities would be passed on to customers. The magnesium oxide products produced at the Manistee operation, however, compete against other products that, due to the form and/or structure of the source material, require less energy in the calcination process, resulting in the generation of fewer GHGs per ton of production. Due to GHG emissions requirements, the Manistee facility may be required to absorb additional costs, including for taxes or capital investments, in order to maintain competitive pricing in that market. In addition, the cement produced by the Company’s cement plants, like other U.S. operators, is subject to strict limits set by the U.S. Department of Transportation (USDOT) and other agencies, including those relating to “clinker substitution”, or the replacement of ground clinker in cement with alternate materials such as pozzolan, slag and fly ash, which has implications for the Company’s fuel use and efforts to reduce GHG emissions from its cement operations. For example, various industry associations are engaged in an effort requesting the USDOT and other agencies to further revise their standards allowing for greater rates of clinker substitution, similar to the rates currently permitted for European cement producers. If higher rates of substitution and blending are, in fact, permitted in the future, the result is likely to be both reduced clinker and power consumption in cement production, which would, in turn, reduce GHGs emitted in connection with each ton of cement produced in the United States.

In light of the various regulatory uncertainties, the Company cannot presently reasonably predict the costs of any future compliance requirements. Nonetheless, the Company does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business.

Physical Impacts In addition to impacts from increased regulation, climate change may result in physical impacts that could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. In the Company's cement and downstream operations businesses, the physical impacts of climate change may result in disruptions to its operations or its customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays that can impact the Company's reputation and result in additional costs to the Company. Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company in its Building Materials business. In addition, climate and inclement weather can reduce the useful life of an asset. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. The Company is also at risk for Pacific Ocean storm activity. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States, notably the Carolinas, Florida and Georgia, where it impacted the Company’s facilities. In California and Arizona, continuing drought has led to water use restrictions in numerous water districts, and insufficient supply of water for the Company's operations in those areas could impact production. In California, recent storms and flooding have caused operational delays and challenges. While reconstruction activities may offset some or most of the financial impacts on sales and demand, any of these events could have a material adverse effect on the Company’s business and operations.

As the Company's footprint of quarries and aggregates facilities has grown nationwide, management believes it has bolstered resilience in its operations by maintaining a geographically diverse business and distribution network that is increasingly able to adjust to local disruptions and source materials from different facilities. In addition, because the Company transports aggregates products by various methods, including rail and water, it may be able to mitigate supply or transportation issues in any location caused by severe weather or disruptions in any transport modality.

Other Low-Carbon Transition Risks and Opportunities The Company’s businesses are dependent on reliable sources of energy and fuels. The Company could incur increased costs or disruptions in its operations if the price or availability of energy or fuels or other materials used in its operations is impacted by climate change regulation or severe weather. These and other climate-related risks, such as a downturn in the construction sector due to harsh weather, significant precipitation or other changes in weather, also could impact the Company’s customers, which could lead to reduced demand for the Company’s products. The Company may not be able to pass on to its customers all the costs relating to these risks.

Form 10-K ♦ Page 10

Part I ♦ Item 1 – Business

Notwithstanding the foregoing risks and uncertainties relating to climate change, there may also be opportunities for the Company to increase its business or revenues, both in terms of the physical impacts of climate change and market opportunities associated with the transition to a low-carbon and climate-resilient economy. For example, warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively, which could have meaningful positive impacts on the Company’s first- and fourth-quarter results, respectively. From a regulatory standpoint, as noted above, the recently-passed IIJ Act provides billions of dollars in new funding for roads, bridges and other major infrastructure projects which require aggregates and cement for construction. New public transit and clean energy projects that address climate change may also result in increased demand for our products. Other opportunities are likely to result from the passing of the $1.2 trillion IIJ Act, the Cornyn-Padilla Amendment that allows $104 billion of unused COVID-19 dollars to be directed to infrastructure projects, and $23 billion of voter-approved state and local transportation-related 2022 ballot initiatives, all of which will fund infrastructure growth, repair and development. In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies. Finally, the desire for sustainable building solutions has led to greater recognition of the benefits of concrete construction in the effort to move to a circular economy through innovative products, longevity and recyclability, and increased demand for green construction projects would have a direct impact on the Company’s cement and concrete business.

Land Management

The Company owns approximately 160,000 acres of land, the vast majority of which is used in connection with active facilities. The Company regularly reviews its land holdings to determine their highest and best use based on its management expertise. Land holdings that do not have economically recoverable reserves for current or future mining or are otherwise not in locations that complement the Company’s operating facilities are considered candidates for sale or development for sale.

Human Capital Resources

As of January 31, 2023, the Company has approximately 9,400 employees, of which approximately 7,000 are hourly employees and approximately 2,400 are salaried employees. Approximately 1,200 hourly employees (13% of the Company’s employees) are represented by labor unions, representing 15% of the Building Materials business’ hourly employees and 100% of the Magnesia Specialties segment’s hourly employees. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville and Manistee collective bargaining agreements expire in June 2026 and August 2027, respectively. The Company believes it has good relations with its employees, including its unionized workforce.

Management believes the Company’s success depends on its ability to attract, develop and retain key personnel. None of Martin Marietta’s accomplishments are possible without its employees; the people who both drive the work and are most affected by it. These individuals are the heart of Martin Marietta. The Company’s management oversees various employee initiatives to develop its employees and the Management Development and Compensation Committee regularly reviews the compensation and development programs to achieve those objectives. In 2020, the Company launched an Inclusion and Engagement Task Force, comprised of employees with diverse race, gender, background and experience, which is focused on hiring, developing and retaining diverse employees to strengthen its talent pipeline and increase employee engagement and retention.

Health and safety in the workplace is one of the Company’s core values. The Guardian Angel safety program provides that every employee has the right, and the obligation, to stop any unsafe condition and that zero safety incidents is achievable. It includes the notion that every employee acts as a wingman for other employees, to observe and act on any situation that potentially creates unsafe circumstances. The companywide safety performance achieved the sixth-consecutive year of world class or better lost-time incident rate and the second consecutive year for total injury incidence rate.

The COVID-19 pandemic underscored the importance of keeping the Company’s employees safe and healthy. In response to the pandemic, the Company took actions aligned with the Centers for Disease Control and Prevention to implement robust protocols to protect its workforce so that they can safely perform their jobs.

In 2019, the Company established a new employer brand — ONE — that reflects the thoughts, feelings and hearts of employees at every level of Martin Marietta. This included a standard approach to safety mentoring that ensures every employee has the knowledge and resources needed to complete their work safely and efficiently. The Company also established a World Class Task Force, whose mission is to improve Martin Marietta and is fostering a level of communication never before seen at the

Form 10-K ♦ Page 11

Part I ♦ Item 1 – Business

Company. The Company has taken these steps to better allow it to grow responsibly and encourage employee engagement. In 2022, the Company began launching employee resource groups starting with a Military and Veterans Community resource group.

Available Information

The Company maintains an internet address at www.martinmarietta.com. The Company makes available free of charge through its internet website its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), which are available as soon as reasonably possible after they are submitted to the Securities and Exchange Commission (SEC). You can access the Company’s filings with the SEC through the SEC website at www.sec.gov or through our website, and the Company strongly encourages you to do so. Martin Marietta routinely posts information that may be important to investors on its website at www.ir.martinmarietta.com, and it uses this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of the Company's website are not incorporated by reference in this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-K other than as required by law.

The Company has adopted a Code of Ethical Business Conduct that applies to all of its Board of Directors, officers and employees. The Company’s code of ethics is available on the Company’s website www.martinmarietta.com. The Company will disclose on its internet website any waivers of or amendments to its code of ethics as it applies to its directors and executive officers.

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

Form 10-K ♦ Page 12

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

Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect the Company's forward-looking statements and actual performance.

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

Industry Risk Factors

Our business depends on activity within the construction industry, which can be cyclical

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the private nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues may also undermine the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. As a result of these issues, several of our top revenue-generating states, from time to time, stop bidding or slow bid projects in their transportation departments.

We sell most of our aggregates (our primary business) and our cement products to the construction industry and, therefore, our results depend on that industry’s strength. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction spending by federal, state and local governments. If economic conditions worsen, a recession in the construction industry may occur and affect the demand for our products. The recession of the late 2000s and early 2010s (the Great Recession) was an example, and our shipment volumes were significantly reduced and remain below peak shipment levels excluding the contribution of acquisitions. Construction spending can also be disrupted by terrorist activity and armed conflicts.

Form 10-K ♦ Page 13

Part I ♦ Item 1A – Risk Factors

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate due to the high cost to transport our products relative to their selling price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our Building Materials business’ top five revenue-generating states of Texas, Colorado, North Carolina, Minnesota and California, our profitability will decrease. We experienced this situation during the Great Recession.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working trends or other factors that reduce miles driven can have a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 60% of aggregates shipments in 2022, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Our Building Materials business is seasonal and subject to the weather, which can significantly impact operations

Since the heavy-side construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and restrict production. Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for our Building Materials business, including all of our aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and thus are more profitable if precipitation is lighter. The first and fourth quarters, which are subject to the impacts of winter weather, are generally the least profitable, but can be more profitable if the impact of winter weather is less. Our operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. Our California operations are at risk for Pacific Ocean storms, wildfire activity and water use restrictions in the event of severe drought conditions. In California, recent storms and flooding have caused operational delays and challenges. These weather events and conditions may be exacerbated by climate change in the near and long term.

Competition and Growth Risk Factors

Our Building Materials business depends on the availability of quality aggregates reserves or deposits and our ability to mine them economically

Our challenge is to find quality aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve applicable markets. As communities in many of our geographic markets have grown, they have settled in and around attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines and developing a distribution network that transports aggregates products by various methods, including rail and water. While our distribution network allows us to transport our products longer distances than would normally be considered economical, we can give no assurances that we will be successful at this strategy.

Our businesses face many competitors

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business may compete with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates, ready mixed concrete, asphalt and paving businesses may compete with recycled asphalt and concrete products that could be used in certain applications instead of new products and our cement operations

Form 10-K ♦ Page 14

Part I ♦ Item 1A – Risk Factors

may compete with international competitors who import products into the United States from jurisdictions with lower production and regulatory costs.

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

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•
inability to successfully combine operations in a manner that permits us to achieve the synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the

Form 10-K ♦ Page 15

Part I ♦ Item 1A – Risk Factors

acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;
•
lost sales and customers as a result of certain customers of either the Company or former customers of the acquired or combined company deciding not to do business with us;
•
complexities associated with managing the combined operations;
•
integration of personnel;
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

Our acquisitions and divestitures could harm our results of operations

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition and divestiture agreements. Acquisitions involve significant challenges and risks, including risks that:

•
we may not realize a satisfactory return on our investment;
•
we may not obtain required regulatory approvals and/or required financing on favorable terms;
•
we may not be able to retain key personnel of acquired businesses;
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

Divestitures also involve significant challenges and risks, including risks that:

•
we may not obtain required regulatory approvals or our counterparties may not obtain required financing on favorable terms;
•
management time and attention may be diverted in businesses held for sale;
•
we may have to write-off certain assets, including those relating to goodwill and other intangibles;
•
we may experience difficulties in the separation of operations; and
•
we may lose key employees.

Our cement and Magnesia Specialties businesses may become capacity-constrained

If our cement or Magnesia Specialties businesses becomes and/or remains capacity-constrained, we may be unable to timely satisfy the demand for some of our products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand our manufacturing capacity further, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Our Texas cement operations are currently capacity constrained, which may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity-constrained. We are permitted to expand annual production by up to 0.8 million additional tons at our Midlothian cement plant and are currently in the process of effecting an expansion to add 0.5 million tons of annual production capacity. However, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Form 10-K ♦ Page 16

Part I ♦ Item 1A – Risk Factors

Our cement business could suffer if cement or clinker imports from other countries significantly increase or are sold in the United States in violation of U.S. fair trade laws

In the past, the cement industry has benefited from antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement product line.

Economic, Political and Legal Risk Factors

Changes in legal requirements and governmental policies concerning zoning, land use, the environment, health and safety and other areas of the law, as well as litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities

Many federal, state and local laws and regulations relating to zoning, land use, air emissions (including carbon dioxide and other GHGs), water use, allocation and discharges, waste management, noise and dust control, mining, land reclamation and other environmental, health and safety matters govern our operations. Some of our operations require permits, which may impose additional operating standards and are subject to modification, renewal and revocation. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite our extensive efforts to remain in strict compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including fines or personal injury or damages claims, which could have an adverse impact on our operations and profitability.

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

These risks can subject us to potentially significant liabilities relating to personal injury, death or property damage, and may result in civil or criminal penalties, which could hurt our productivity or profitability. For example, from time to time, we investigate and remediate environmental contamination relating to our prior or current operations, as well as operations we have acquired from others, and, in some cases, we have been or could be named as a defendant in litigation brought by governmental agencies or private parties to investigate or clean-up such contamination.

We are involved from time to time in litigation and claims arising from our operations. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, an unexpected and material adverse outcome in a pending or future legal action could potentially have a negative effect on our Company.

Legislation or regulations to address climate change and transition to a low-carbon economy may adversely impact our business, including financial impacts

A number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for GHG emissions reductions or the use of alternative fuels, carbon credits (such as a cap-and-trade system) and a carbon tax. For example, in the United States, the USEPA promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. The USEPA has also promulgated a GHG emissions permitting rule, referred to

Form 10-K ♦ Page 17

Part I ♦ Item 1A – Risk Factors

as the Tailoring Rule, which may require some industrial facilities to obtain operating permits for GHG emissions under the U.S. Clean Air Act. The U.S. Supreme Court subsequently ruled in June 2014 that the USEPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the BACT requirements for GHGs emitted by sources that already require Title V operating permits or are subject to PSD requirements for other pollutants. It is currently unclear whether the USEPA will proceed with revisions of the Tailoring Rule or proceed in a different direction, nor is it known how the USEPA may revise the BACT requirements. If future modifications to our Magnesia Specialties or cement facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs. It is not possible, however, to estimate the cost of any future requirements at this time.

U.S. President Biden also has taken a number of steps to make climate change a central focus of his administration, including issuing a pair of executive orders and a presidential memorandum making climate change central to U.S. policy and setting out several administrative priorities and undertakings to reduce GHG emissions. President Biden reentered the Paris Agreement in January 2021 and later announced the United States’ reduction commitments under the Paris Agreement, including a 50% to 52% economy-wide reduction in net GHG emissions from 2005 levels by 2030. The Biden administration has also entered a pact with 103 countries and jurisdictions, known as the Global Methane Pledge, to reduce global methane emissions by 30% from 2020 levels by the end of the decade. Although it is still too early to determine the actions the federal government will ultimately take to implement these or other orders, commitments and laws, or the full scope, timing or ramifications of such measures, it is clear that the Biden administration has begun to make, and intends to continue to pursue, a significant and sweeping push on the climate front and, like other signatories to the Paris Agreement, intends to pursue a goal of a Net Zero GHG by 2050. These measures, combined with continued focus by the administration, also suggest that additional executive and/or legislative action is likely, although the timing and scope of such action is unclear. Additionally, it seems probable that the USEPA and other agencies will use their rule-making authority and procurement decisions to further address climate change. Various states where we have operations have enacted or are considering climate change initiatives as well, and we have been and may continue to be subject to state regulations in addition to any federal laws and rules that are passed. For example, California has had a cap-and-trade program for emissions rights since 2012.

In addition, although our aggregates, ready mixed concrete, asphalt and paving operations are not considered “major” sources of GHG emissions subject to the USEPA reporting rule, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA would likely impact our magnesia-based chemicals operations in Woodville, Ohio, and Manistee, Michigan, as well as our two cement plants in Texas and our cement plant in California, each of which currently file annual reports of GHG emissions as required by the USEPA reporting rule. We may not be able to recover any increased operating costs, taxes or capital investments (other than with respect to any carbon reduction or capture technologies) relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets. Our businesses also are dependent on reliable sources of energy and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation (including regulatory changes with respect to alternative fuel use) or severe weather affect the price or availability of purchased energy or fuels or other materials used in our operations.

While we do not currently believe such requirements will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business, in light of the various regulatory uncertainties, it is very difficult at this time to reasonably predict the costs of any future compliance requirements. We continue to monitor GHG regulations and legislation and its potential impact on our business, financial condition and product demand.

Climate change may result in physical impacts that could have adverse effects on our operations or financial condition

Given the nature of our operations, physical impacts may include disruptions in production, regional supply or product distribution networks, as well as negative impacts on the price or availability of purchased energy or fuels, due to major storm events or other severe weather, shifts in regional rainfall and temperature patterns and intensities, and flooding from sea level changes. In addition, production and shipment demand for our Building Materials business correlate with general construction activity and rely on road, rail and water transportation networks, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. In our cement and downstream operations business, the physical impacts of climate change may result in disruptions to our operations and to our customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays, which can impact our reputation and result in additional costs to our Company. Excessive rainfall and other severe weather events also jeopardize production, shipments and profitability in all markets served by our Building Materials business. In particular, our operations in the southeastern and

Form 10-K ♦ Page 18

Part I ♦ Item 1A – Risk Factors

Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. In addition, our California operations are at risk for wildfires, which is exacerbated by prolonged drought, which may also result in water restrictions, while recent unprecedented storms and flooding have caused operational delays and challenges. Increased intensity and frequency of extreme weather events have been linked to climate change, and further global warming may increase the risk of adverse weather conditions. Climate and inclement weather can also reduce the useful life of an asset. These and other climate-related risks, such as a downturn in the construction sector due to harsh weather, significant precipitation or other changes in weather, could impact our customers, which could lead to reduced demand for our products. We may not be able to pass on to our customers all the costs related to mitigating these risks.

Our business is dependent on funding from a combination of federal, state and local sources

Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, bridges, schools and similar projects. Accordingly, our business is dependent on the level of federal, state and local spending on these projects. The visibility into future federal infrastructure funding was clarified and stabilized to some extent in 2015 with the passage of the Fixing America’s Surface Transportation, or FAST Act, which reauthorized federal highway and transportation funding programs. Further clarification was provided with the passage of the $1 trillion IIJ Act in November 2021, which contains a five-year surface transportation reauthorization plus $110 billion in new funding for roads, bridges and other hard infrastructure projects. At the federal level, we expect to see a meaningful impact from the IIJ Act beginning in 2023. Further, we continue to expect to see increased infrastructure spending at the state and local levels in 2023, aided by $10 billion for state departments of transportation provided by the December 2020 federal stimulus package, the Cornyn-Padilla Amendment that allows $104 billion of unused COVID-19 dollars to be directed to infrastructure projects and $23 billion of approved 2022 ballot initiatives. We cannot be assured, however, of the amount and timing of appropriations for spending on infrastructure projects.

Our businesses could be impacted by rising interest rates

Our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, our business in these industries may decline if interest rates rise and costs increase.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates. The Federal Reserve aggressively raised interest rates throughout 2022 to address high inflation. The higher interest rates may affect our business in an adverse manner. The residential construction market accounted for 24% of our aggregates shipments in 2022.

Aside from these inherent risks from within our operations, our earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results.

Rising interest rates could also result in disruptions in the credit markets, which could affect our business, as described in greater detail under Disruptions in the credit markets could affect our business risk factor.

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

The IIJ Act imposes a minimum corporate income tax rate of 15% on companies with at least $1 billion of pretax earnings. Any significant increase in our future effective income tax rate could reduce our net earnings and free cash flow for future periods.

Environmental, social and governance matters and any related reporting obligations may impact our businesses

Investors, other stakeholders, and U.S. and international regulators are increasingly focused on environmental, social and governance (ESG) matters. For example, new proposed U.S. laws and regulations relating to and requiring disclosure of ESG matters, including those relating to sustainability, climate change, supply chain, human capital, diversity and cybersecurity, are under consideration or being adopted, or may be proposed in the future. These requirements have resulted in and may continue to result in our need to make additional investments and implement new practices and reporting processes, all entailing management attention and additional compliance risk. Any failure or perceived failure to achieve or accurately report on our current or future ESG-related commitments, including our GHG reduction and net zero targets, and any differences between our commitments and those of any companies to which we are compared, could harm our reputation, adversely affect our ability to effectively compete (including as a result of disclosure of proprietary information regarding our plants or changes in our ability to raise capital), adversely affect our recruitment and retention efforts or expose us to potential legal liability. In addition, while we are committed to pursuing our sustainability objectives, there is no assurance that we will achieve any of our ESG goals or commitments, that low- or non-carbon-based energy sources and technologies required to meet long-term emissions reductions in some of the sectors in which we operate will be available at scale in the U.S. on an economically feasible basis or that our suppliers can meet sustainability, diversity and other standards that are required by current or future laws or established by our investors and other stakeholders. Failure to meet these commitments could result in reputational harm to our Company and changes regarding climate risk management and practices may result in higher regulatory and compliance risks and costs.

Our businesses could be adversely affected by new waves of COVID-19 or its variants, or any other outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response

Our businesses could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. Public health threats like COVID-19 or its variants can negatively impact economic activity, consumer confidence and discretionary spending, and overall market conditions and these conditions could have an impact on our Company to the extent that they occur in regions where our Building Materials business principally operates. Further, COVID-19 or other outbreaks of illnesses could negatively affect the health of our employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials and the ability to transport materials via the Company’s distribution network. We actively monitor public health situations as part of our health and safety measures and acted during the pandemic to comply with federal, state and local mandates and to protect the health and safety of our employees. We may take further actions that alter our business operations, including any that may be required by federal, state or local authorities or that we determine are in the best

Form 10-K ♦ Page 20

Part I ♦ Item 1A – Risk Factors

interests of our employees, customers, suppliers, vendors, communities and other stakeholders as we adapt to public health events from time to time.

Personnel Risks

Labor disputes could disrupt operations of our businesses

Labor unions represent approximately 15% of the hourly employees of our Building Materials business and all of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Woodville, Ohio, lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2026 and August 2027, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business

Our success depends to a significant degree upon the continued services of, and on our ability to attract and retain, our key personnel and executive officers, including qualified management, technical, marketing and sales, and support personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such qualified personnel, which could negatively affect our business. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Investment returns on our pension assets may be lower than expected, or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans

A portion of our current and former employees has accrued benefits under our defined benefit pension plans. Requirements for funding our pension plan liabilities are based on a number of actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions.

Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners

We are subject to regulation under a wide variety of U.S. federal and state and some non-U.S. laws, regulations and policies, including laws related to anticorruption, antibribery, export and import compliance, antitrust and money laundering, due to our operations. We cannot provide assurance our compliance policies and internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows and the market value of our stock.

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

While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read "Critical Accounting Policies and Estimates" included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K.

The adoption of new accounting standards may affect our financial results

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are periodically changed. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared with the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies in Note A: Accounting Policies of our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Reports from the Public Company Accounting Oversight Board’s (PCAOB) inspections of public accounting firms continue to outline findings and recommendations that could require these firms to perform additional work as part of their financial statement audits. Our costs to respond to these additional requirements may increase.

Impairment charges could have a material adverse effect on our financial results

Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value of a reporting unit exceeds its fair value, the reporting unit's goodwill is considered impaired and a non-cash charge to earnings is recorded for the difference. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower-than-forecasted revenues, construction growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Disruptions in the credit markets could affect our business

We have considered the current economic environment and its potential impact to our business. Demand for aggregates products, particularly in the infrastructure construction market, has historically been negatively affected by federal and state budget challenges and the uncertainty over future highway funding levels. Further, delays or cancellations to capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is eroded by economic uncertainty.

A recessionary construction economy can also increase the likelihood we will not be able to collect all of our accounts receivable from our customers. We are protected in part, however, by payment bonds posted by many of our customers or end-users, as well as statutory lien rights. Nevertheless, we may experience a delay in payment from some of our customers during a

Form 10-K ♦ Page 22

Part I ♦ Item 1A – Risk Factors

construction downturn, which would negatively affect operating cash flows. Historically, our bad debt write-offs have not been significant to our operating results, and we believe our allowance for credit losses is adequate.

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

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. It is possible a large strategic acquisition would require that we issue new equity and debt securities in order to maintain our investment-grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our credit facilities. While we believe our credit ratings will remain at a composite investment-grade level, we cannot be assured these ratings will remain at those levels. Also, while we believe our Company will continue to have adequate credit available to meet its needs, there can be no assurance of that.

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

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, may be out of service as a result of planned or unplanned maintenance, failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one to several weeks at least once a year to refurbish our cement and dolomitic lime production facilities. In 2022, our cement and Magnesia Specialties operations incurred shutdown costs of $33.3 million and $6.0 million, respectively. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our paving operations present additional risks to our business

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed-price contracts, we guarantee project completion by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a loss of profit or a loss on the project. In our paving operations, we also have fixed-price and fixed-unit-price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contracts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short-term projects.

Our ready mixed concrete and asphalt and paving product lines have lower profit margins and operating results can be more volatile

Our ready mixed concrete and asphalt and paving operations typically generate lower profit margins than our aggregates and cement operations due to potentially volatile input costs, highly competitive market dynamics and lower barriers to entry. To reduce our exposure to fluctuations in raw materials costs, we divested our ready mixed concrete operations in Colorado and Central Texas in 2022.

Form 10-K ♦ Page 23

Part I ♦ Item 1A – Risk Factors

Suppliers, Raw Materials and Energy Costs Risk Factors

Short supplies and high costs of fuel, energy and raw materials affect our businesses

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. Our financial results have historically been affected by the short supply or high costs of these fuels and energy. Changes in energy costs also affect the prices that we pay for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for natural gas, coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning for our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we may enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk.

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented approximately 28% of the 2022 production costs of our cement operations. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be volatile. Cost increases that we are unable to pass through in the form of price increases for our products or disruption of the uninterrupted supply of fuel and electricity could adversely affect us. Accordingly, energy cost volatility can adversely affect the financial results of our cement operations. The cement operations have fixed-price agreements for a portion of their 2023 coal, power and natural gas needs.

Similarly, our downstream operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we produce internally, but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our ready mixed concrete and asphalt and paving operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the costs for these raw materials.

Our Magnesia Specialties business has fixed-price agreements for approximately 39% of its 2023 coal and natural gas needs.

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

Our Magnesia Specialties business depends in part on the steel industry and the supply of reasonably priced fuels

Our Magnesia Specialties business sells some of its products to companies in the steel industry. While we have reduced this risk over the last few years, this business is still dependent, in part, on the strength of the cyclical steel industry. Our Magnesia Specialties business also requires significant amounts of natural gas, coal and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.

Cyber and Information Security Risk Factors

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks

Our operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations, as well as confidential and sensitive information about our customers and employees maintained in our computer systems and networks, certain products and services and in the computer systems and networks of our third-party vendors, including cloud-based systems and managed service providers. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out direct large-scale, complex automated attacks against a company or through vendor software supply chain compromises. In addition, we have relied on our information technology infrastructure to support remote work from time to time and may need to do so in the future,

Form 10-K ♦ Page 24

Part I ♦ Item 1A – Risk Factors

which can increase cyber risks. We are not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter misconduct by employees or third-party vendors.

We have experienced attacks to breach the security of our information technology systems, although all such breaches have been detected early and before any sensitive data or access was impacted or taken. Breaches of our technology systems, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by our Company (including information about our business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Breaches of our products that rely on technology and internet connectivity can expose our Company to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our best efforts, we are not fully insulated from data breaches and system disruptions. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to our systems, products and services or those of third parties relied upon by our Company could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by our Company. The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results and financial condition.

We are exposed to risks related to compliance with data privacy laws

The California Consumer Privacy Act of 2018 (CCPA), which went into effect in January 2020, provides, among other things, a new private right of action for data breaches, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provides consumers with additional rights. The California Privacy Rights and Enforcement Act, which became effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. Similarly, to conduct certain of our operations, we move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to our business is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (GDPR), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of ours or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject our Company to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

Form 10-K ♦ Page 25

Part I ♦ Item 1A – Risk Factors

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

Our articles of incorporation and bylaws and North Carolina law may inhibit a change in control that you may favor

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

•
the ability of our Board of Directors to establish the terms of, and issue, preferred stock without shareholder approval;
•
the requirement that our shareholders may only remove directors for cause;
•
the inability of our shareholders to call special meetings of shareholders;
•
super-majority shareholder approval requirements for business combination transactions with certain five percent shareholders; and
•
advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by our shareholders at shareholder meetings.

Additionally, the occurrence of certain change-of-control events could result in an event of default under certain of our existing or future debt instruments.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the staff of the SEC one hundred and eighty (180) days or more before the end of the Company's fiscal year relating to its periodic or current reports under the Exchange Act.

Form 10-K ♦ Page 26

Part I ♦ Item 2 – Properties

ITEM 2 – PROPERTIES

Building Materials Business

As of December 31, 2022, the Company processed or shipped aggregates from 344 quarries, mines and distribution terminals in 28 states, Canada and The Bahamas. No individual quarry or mine is material to the Company’s business or financial condition. The Company’s aggregates reserves, on average, represent approximately 75 years at the 2022 annual production level. However, certain locations may be subject to more limited reserves and may not be able to expand. As of December 31, 2022, the Company operated 78 aggregates distribution terminals. In total, aggregates locations (quarries, mines and distribution terminals) include 154 located on land owned by the Company free of major encumbrances, 63 on land owned in part and leased in part, 114 on leased land, and 13 on facilities neither owned nor leased where raw materials are removed under an agreement. In addition, as of December 31, 2022, the Company processed and shipped ready mixed concrete and asphalt products from 132 properties in five states, of which 98 are located on land owned by the Company free of major encumbrances, 3 are on land owned in part and leased in part, 28 are on leased land and 3 are at facilities neither owned nor leased.

An overview of the Company’s quarrying and mining operations is included in “Business—Building Materials Business” and “Business—Environmental and Governmental Regulations,” included in Item 1, “Business” of this Form 10-K, which is incorporated herein by reference. The following map presents the locations of these quarries and underground mines, including the limestone reserves adjacent to the California cement plant that is classified as held for sale:

Mineral reserves and mineral resources for the Company’s aggregates and cement businesses have been prepared in accordance with the disclosure requirements of subpart 1300 of U.S. Securities and Exchange Commission Regulation S-K. Mineral resources represent concentrations or occurrences of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. A measured mineral resource is that part of the mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling in sufficient detail to support detailed extraction planning and final evaluation of the economic viability of the deposit to be quarried or mined. An indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of

Form 10-K ♦ Page 27

Part I ♦ Item 2 – Properties

adequate geological evidence and sampling in sufficient detail to support mine planning and evaluation of the economic viability of the deposit of the material to be quarried or mined. Inferred mineral resources are that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The Company has no inferred resources as of December 31, 2022.

A mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. A probable mineral reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource. A proven mineral reserve is the economically mineable part of a measured mineral resource and can only result from the conversion of a measured mineral resource. The Company estimates proven and probable mineral reserves based on the results of drilling and testing completed by or under the supervision of qualified persons.

The Company uses various exploratory drilling methods, depending on the type of deposit, to estimate mineral reserves that are economically mineable. The extent of drilling varies depending on the complexity of the mineral deposit and whether the location is a potential new site (greensite), an existing location or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and, in rare cases, the Company may rely on existing geological data or results of prior drilling by reputable third parties. Subsequent to drilling, selected drill samples are tested by an accredited laboratory for soundness, abrasion resistance and other physical properties relevant to the aggregates industry. If the mineral reserves meet the Company’s standards and are economically mineable, they are either leased or purchased. Once in operation, routine quality control testing is performed to ensure the quality grade of aggregates continues to meet specifications.

In determining the amount of reserves, evaluations are completed by or under the supervision of qualified Company personnel using industry best practices and internal controls defined by the Company. Reserve estimates represent net tons after consideration of applicable losses incurred during mining and plant processing. The Company’s policy is to exclude from reserve estimates the portions of a mineral deposit that are not available due to property boundaries, set-backs and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its mineral reserves used in the cement manufacturing process for its cement operations as it does for its aggregates operations. For additional information on the Company’s assessment of reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates - Property, Plant and Equipment” included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. While the mineral reserve and resource classification categories (proven and probable) identify relative confidence of reserve estimates, there is inherent risk associated with such estimates. The Company bases estimates on the information known at the time of determination and regularly reevaluates reserves whenever new information indicates a material change in reserves at one of the Company’s sites.

In general, quarry and mining facilities must comply with air quality, water quality, noise regulations, zoning and special-use permitting requirements, applicable mining regulations, and federal health and safety requirements. As new quarry and mining sites are located and acquired, the Company works closely with local authorities during the zoning and permitting processes to design new quarries and mines in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine and production facilities can be situated substantial distances from surrounding property owners.

Set forth in the tables below are the Company’s estimates as of December 31, 2022 of proven and probable mineral reserves of aggregates (crushed stone and sand and gravel) and measured, indicated and inferred mineral resources of aggregates (exclusive of proven and probable reserves), shown on a geographic division basis. The East Division includes Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, Canada and The Bahamas. The Central Division includes Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio and West Virginia. The Southwest Division includes Arkansas, Louisiana, Oklahoma and Texas. The West Division includes Arizona, California, Colorado, Utah, Washington and Wyoming. The reserve estimates shown were determined to be economically mineable using a reasonable and justifiable price for salable product as of December 31, 2021 with respect to each division for each product category of aggregates resources. The Company’s estimate of resources and reserves of aggregates shown in the tables below includes resources and reserves that would be devoted for use in the Company’s cement product line and Magnesia Specialties business.

Form 10-K ♦ Page 28

Part I ♦ Item 2 – Properties

Summary Mineral Resources At End of Fiscal Year Ended December 31, 2022[1,2]
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	144,299	Crushed Stone	30,584	Crushed Stone	174,883	Crushed Stone	—	Crushed Stone
Central Division	—	Crushed Stone	22,730	Crushed Stone	22,730	Crushed Stone	—	Crushed Stone
Southwest Division	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone
West Division	61,320	Crushed Stone	152,137	Crushed Stone	213,457	Crushed Stone	—	Crushed Stone
Total crushed stone	205,619		205,451		411,070		—
Sand and Gravel
East Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
Central Division	1,102	Sand & Gravel	35,390	Sand & Gravel	36,492	Sand & Gravel	—	Sand & Gravel
Southwest Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
West Division	59,839	Sand & Gravel	143,191	Sand & Gravel	203,030	Sand & Gravel	—	Sand & Gravel
Total sand and gravel	60,941		178,581		239,522		—

Summary Mineral Reserves At End of Fiscal Year Ended December 31, 2022 [1,2]
	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	4,608,483	Crushed Stone	3,643,381	Crushed Stone	8,251,864	Crushed Stone
Central Division	1,472,296	Crushed Stone	1,418,537	Crushed Stone	2,890,833	Crushed Stone
Southwest Division	2,253,444	Crushed Stone	1,711,836	Crushed Stone	3,965,280	Crushed Stone
West Division	351,196	Crushed Stone	600,000	Crushed Stone	951,196	Crushed Stone
Total crushed stone	8,685,419		7,373,754		16,059,173
Sand and Gravel
East Division	63,500	Sand and Gravel	110,046	Sand and Gravel	173,546	Sand and Gravel
Central Division	226,350	Sand and Gravel	69,562	Sand and Gravel	295,912	Sand and Gravel
Southwest Division	55,196	Sand and Gravel	80,557	Sand and Gravel	135,753	Sand and Gravel
West Division	170,288	Sand and Gravel	41,436	Sand and Gravel	211,724	Sand and Gravel
Total sand and gravel	515,334		301,601		816,935
1.
The tons presented were determined to be economically mineable using the 2021 average selling price per ton for that product category in that geographic division. There is a range of selling prices for each product category and each geography that depend on the type of product, whether it is washed or not, and its end use. The average selling price per ton used for crushed stone for the East Division, Central Division, Southwest Division and West Division was $15.65, $14.08, $10.46 and $11.53, respectively. The average selling price per ton used for sand and gravel for the East Division, Central Division, Southwest Division and West Division was $10.66, $10.73, $13.28 and $13.52, respectively. These prices exclude any portion of revenues allocated to freight, including internal freight to ship products from a producing quarry to a distribution terminal and third-party freight to deliver product to a customer.
2.
For the purposes of this table, the Company calculates its mineral reserves based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required. The Company's reserves presented in the Central Division include dolomitic limestone reserves used in the Magnesia Specialties business. The Company's reserves presented in the Southwest Division and the West Division include limestone reserves used in the business of the cement product line.

The following presents the Company’s total annual production for the last three years, shown on a product line-by-product line basis.

	Total Annual Production (tons in millions) For year ended December 31
	2022	2021	2020
Aggregates	214.5	199.6	191.2
Cement limestone	6.6	5.4	5.1
Magnesia Specialties limestone	2.9	3.0	2.8
Total	224.0	208.0	199.1

Cement

As of December 31, 2022, the Company processed or shipped cement from 14 properties in two states, of which 7 are located on land owned by the Company free of major encumbrances, 1 is located on land owned in part and leased in part and 6 are

Form 10-K ♦ Page 29

Part I ♦ Item 2 – Properties

on leased land. The Company’s cement operations have production facilities located at three sites: Midlothian, Texas, south of Dallas/Fort Worth; Hunter, Texas, north of San Antonio; and Tehachapi, California. Tehachapi was acquired on October 1, 2021 in connection with the Lehigh Hanson West Region acquisition and is classified as held for sale as of December 31, 2022. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2022:

Plant	Rated Annual Productive Capacity-Tons of Clinker (in millions)	Manufacturing Process	Service Date	Internally Estimated Reserves—Years
Midlothian, TX	2.4	Dry	2001	60
Hunter, TX	2.1	Dry	2013, 1981	140
Tehachapi, CA	0.9	Dry	2018, 1990, 1908	30
Total	5.4

Reserves identified with the facilities shown above are contained on approximately 3,000 acres of land owned by the Company. As of December 31, 2022, the Company estimated its total proven and probable limestone reserves on such land to be approximately 717 million tons, which are included in the Summary Mineral Reserves table.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2022, the Company also operated, directly or through third parties, 11 cement distribution terminals, of which six are classified as assets held for sale.

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

Condition and Utilization

The Company’s principal properties, which are of varying ages and construction types, are believed to be generally in good condition, are generally well maintained, and are generally suitable and adequate for the purposes for which they are used.

During 2022, the principal properties of the aggregates operations were believed to be utilized at average productive capacities of approximately 75% and were capable of supporting a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products.

During 2022, the Texas cement kilns operated on average at 77% utilization. The Portland Cement Association (PCA) has projected that Texas cement consumption will increase 2.0% in 2023 over 2022. The cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, has developed strategic plans regarding inter-plant efficiencies, as well as tactical plans addressing plant utilization and efficiency.

The Company’s Magnesia Specialties business expects future organic earnings growth to result from increased pricing, product mix optimization, capacity expansion projects and/or cost reductions. In the current operating environment, where steel utilization is between 72% and 77%, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 77% utilization in 2022.

Form 10-K ♦ Page 30

♦ Information About Our Executive Officers

ITEM 3 – LEGAL PROCEEDINGS

From time to time, claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, blasting, vibrations, air emissions, and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings will have a material adverse effect on the overall results of the Company's operations, its cash flows or its financial condition. However, management cannot assure that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

The Company was not required to pay any penalties in 2022 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

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

Information about our Executive Officers

The following sets forth certain information regarding the executive officers of Martin Marietta as of February 24, 2023:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	60	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates Business;	2010
		Chairman of Magnesia Specialties Business	2007
James A. J. Nickolas	52	Senior Vice President, Chief Financial Officer	2017	Principal Accounting Officer (2019)
Roselyn R. Bar	64	Executive Vice President;	2015
		General Counsel;	2001
		Corporate Secretary	1997
Oliver W. Brooks	37	Senior Vice President, Enterprise Excellence	2022	Vice President, Strategic Planning for Southwest Division (2020-2022); General Manager, North Texas/Oklahoma District (2018-2020); General Manager, Denver Metro Ready Mix (2016-2018)
Robert J. Cardin	59	Senior Vice President, Controller and Chief Accounting Officer	2019	Vice President and Corporate Controller (2019); Chief Accounting Officer, SWM International (2013-2019)
Craig M. LaTorre	55	Senior Vice President, Chief Human Resource Officer	2019	Vice President, Human Resources (2018-2019); Senior Vice President and Chief Human Resources Officer (2013-2018), Andeavor (formerly known as Tesoro Corporation)
John P. Mohr	58	Senior Vice President;	2017
		Chief Information Officer	2015
Michael J. Petro	39	Senior Vice President, Strategy & Development	2021	Vice President, Strategy and Development (2018-2021); Director, Strategy and Development (2015-2018)

Form 10-K ♦ Page 31

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock, $0.01 par value, is traded on the New York Stock Exchange (NYSE) (Symbol: MLM). There were 739 holders of record of the Company’s common stock as of February 15, 2023.

Form 10-K ♦ Page 32

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph

The following graph and accompanying table compare the five-year cumulative total return from December 31, 2017 to December 31, 2022 for (a) the Company’s common stock, (b) the Standard & Poor’s 500 Composite Stock Index, and (c) the Standard & Poor’s 500 Materials Index.

Recent Sales of Unregistered Securities

None.

Form 10-K ♦ Page 33

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 — October 31, 2022	—	$—	—	13,102,616
November 1, 2022 — November 30, 2022	—	$—	—	13,102,616
December 1, 2022 — December 31, 2022	—	$—	—	13,102,616
Total	—	$—	—	13,102,616
1.
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

Form 10-K ♦ Page 34

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY OVERVIEW

OPERATIONS PROFILE[1]

As of December 31, 2022

~350 Aggregates Quarries, Mines & Yards

2 Cement Plants

90 Ready Mixed Concrete Plants

38 Asphalt Plants

2 Magnesia Specialties Facilities

Source: Company data

[1] Continuing operations only.

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company, with 2022 total revenues of $6.16 billion and 2022 net earnings from continuing operations attributable to Martin Marietta of $856.3 million. These results were achieved in part by supplying aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely ready mixed concrete, asphalt and paving services, in certain markets where the Company has a leading aggregates position. Specifically, the Company has two cement plants in Texas, ready mixed concrete operations in Arizona, California and Texas, and asphalt operations in Arizona, California, Colorado and Minnesota. Paving services are offered in California and Colorado. The Company also has one cement plant, related cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and reported as discontinued operations as of and for the years ended December 31, 2022 and 2021.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

As more fully discussed in the Consolidated Strategic Objectives section, geography is critically important for the Building Materials business. The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group, consisting of the East and Central divisions, provides aggregates and asphalt products. The West Group is comprised of the Southwest and West divisions and provides aggregates, cement, downstream products and paving services. Further, the following five states accounted for 64% of the Building Materials business 2022 total revenues: Texas, Colorado, North Carolina, Minnesota and California.

Form 10-K ♦ Page 35

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Magnesia Specialties

The Company operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemicals products used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ products are shipped to customers domestically and worldwide.

Consolidated Strategic Objectives

The Company’s strategic planning process, or Strategic Operating Analysis and Review (SOAR), provides the framework for execution of Martin Marietta’s long-term strategic plan. Guided by this framework and considering the cyclicality of the Building Materials business, the Company determines capital allocation priorities to maximize long-term shareholder value creation. The Company’s strategy includes ongoing evaluation of aggregates-led opportunities of scale in new domestic markets (i.e., platform acquisitions) and expansion through acquisitions that complement existing operations (i.e., bolt-on acquisitions). To that effect, the Company has invested nearly $8.0 billion in acquisitions since the launch of SOAR in 2010. The Company finances such opportunities with the goal of preserving its financial flexibility by having a leverage ratio (consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA) within a range of 2.0 times to 2.5 times within a reasonable period of time, typically within 18 months, following the completion of a debt-financed transaction. SOAR also includes the identification and potential disposition of assets that are not consistent with stated strategic goals. Notably, in 2022, the Company divested its Colorado and Central Texas ready mixed concrete businesses and certain West Coast cement and ready mixed concrete operations, refining its product mix and improving margin profile, while providing balance sheet flexibility.

The Company, by purposeful design, will continue to be an aggregates-led business that focuses on markets with strong, underlying growth fundamentals where it can sustain or achieve a leading market position. In fact, aggregates product gross profit represented 69% of 2022 total consolidated products and services gross profit. As part of its long-term strategic plan, the Company may also pursue strategic cement and targeted downstream opportunities. For Martin Marietta, strategic cement and targeted downstream operations are located in vertically-integrated markets where the Company has, or envisions, among other things, a clear path toward a leading aggregates position.

Form 10-K ♦ Page 36

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

KEY VALUE DRIVERS

AGGREGATES-LED

CATERPILLAR

- Leading position in markets with strong underlying growth fundamentals
- High barriers to entry

STRATEGIC CEMENT

- Complements a leading aggregates position in a vertically-integrated marketplace
- High barriers to entry

TARGETED DOWNSTREAM PRODUCTS

- Ready mixed concrete, asphalt & paving services
- Complements a leading aggregates position in a vertically-integrated marketplace
- Key distribution channel for upstream materials

Generally, the Company’s building materials are both sourced and sold locally. As a result, geography is critically important when assessing market attractiveness and growth opportunities. Attractive geographies generally exhibit (a) population growth and/or high population density, both of which are drivers of heavy-side building materials consumption; (b) business and employment diversity, drivers of greater economic stability; and (c) a superior state financial position, a driver of public infrastructure investment.

Population growth and density are assessed based on a site’s proximity to one of the megaregions in the United States. Megaregions are large networks of metropolitan population centers covering thousands of square miles. According to America 2050, a planning and policy program of the Regional Plan Association, a majority of the nation’s population and economic growth through 2050 will occur in 11 megaregions. The Company has a meaningful presence in ten of the megaregions. As evidence of the successful execution of SOAR, the Company’s leading positions in the Texas Triangle, Colorado’s Front Range, northern and southern California and Arizona’s Sun Corridor megaregions, its growth platform in the southern portion of the Northeast megaregion and its enhanced position in the Piedmont Atlantic megaregion, primarily in the Atlanta area, are the results of acquisitions since 2011. The Company has a legacy presence in the southeastern portion of the Great Lakes megaregion, encompassing operations in Indiana and Ohio, as well as the Florida megaregion and the Gulf Coast megaregion in Texas.

Form 10-K ♦ Page 37

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

MEGAREGIONS AND BUILDING MATERIALS BUSINESS LOCATIONS[1]

Cascadia
Northern California
Southern California
Arizona Sun Corridor
Front Range
Texas Triangle
Gulf Coast
Great Lakes
Northeast
Piedmont Atlantic
Florida
Martin Marietta Locations

Source: America 2050

[1]Continuing operations only.

With respect to business and employment diversity, the Company focuses its geographic footprint along significant transportation and commerce corridors, particularly where land is readily available for the development of fulfillment and/or data centers. The retail sector (both e-commerce and brick and mortar) values transportation corridors, as logistics and distribution are critical considerations for construction supporting that industry. In addition, technology companies view these areas as attractive locations for data centers.

The Company considers a state’s financial health rating, as issued by S&P Global Ratings, in determining the opportunities and attractiveness of areas for expansion or development. The Company’s top ten revenue-generating states have been evaluated and scored a financial health rating of AA- or higher, where AAA is the highest score. The Company also reviews the state’s ability to secure additional infrastructure funding and financing.

In line with the Company’s strategic objectives, management’s overall focus includes:

•
Upholding the Company’s commitment to its Mission, Vision and Values
•
Navigating effectively through construction cycles to balance investment decisions against expected shipment volumes
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

Form 10-K ♦ Page 38

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Performance Highlights

Achieved Industry-Leading Safety Performance:

•
Record company-wide Lost-Time Incident Rate (LTIR) of 0.15, the sixth consecutive year of world-class or better LTIR thresholds
•
Record company-wide Total Injury Incident Rate (TIIR) of 0.78, the second consecutive year of world-class or better TIIR thresholds

Achieved Record Financial Performance:

The Company achieved record total revenues, products and services revenues, consolidated gross profit and Adjusted EBITDA (defined in Results of Operations section), benefiting from double-digit pricing growth across all product lines of the Building Materials business and contributions from acquired operations, which more than offset increased inflationary pressure from rising input costs and divestiture impacts on an absolute basis. Further, 2022 represented the eleventh consecutive year of annual growth for products and services revenues, adjusted gross profit and Adjusted EBITDA. The Company’s commitment to safety and operational and commercial excellence resulted in the following financial performance from continuing operations (comparisons with 2021):

•
Record consolidated total revenues of $6.16 billion compared with $5.41 billion, an increase of 13.8%
•
Record consolidated gross profit of $1.42 billion compared with $1.35 billion, an increase of 5.6%; 2021 consolidated gross profit was burdened by $30.6 million of costs related to the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting
•
Consolidated selling, general and administrative (SG&A) expenses representing 6.4% of total revenues
•
Net earnings from continuing operations attributable to Martin Marietta of $856.3 million compared with $702.0 million, an increase of 22.0%
•
Record consolidated Adjusted EBITDA from continuing operations of $1.60 billion, an increase of 4.7%
•
Operating cash flow of $991.2 million, a decrease of 12.9%

Continued Disciplined Execution Against Capital Allocation Priorities:

•
Optimized portfolio with divestitures of the Company's Colorado and Central Texas ready mixed concrete businesses and certain West Coast cement and ready mixed concrete operations
•
Capital investments into operations of $481.8 million
•
Quarterly dividend increase of 8% in August 2022, resulting in total annual dividends paid of $159.1 million, or $2.54 per share
•
Repurchase of 0.4 million shares of common stock at a total cost of $150.0 million

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

The heavy-side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, erratic weather patterns, precipitation and other weather-related conditions, including flooding, hurricanes, cold temperatures, earthquakes, droughts and wildfires, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are most subject to the impacts of winter weather, while the second and third quarters can be subject to the impacts of heavy precipitation. The impacts of erratic weather patterns are more fully discussed in the Building Materials Business’ Key Considerations section.

Form 10-K ♦ Page 39

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product Lines

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist mostly of open pit quarries; however, the Company is also the largest operator of underground aggregates mines in the United States, with 14 active underground mines located in the East Group. The Company’s aggregates reserves average approximately 75 years at the 2022 annual production level.

Cement is the basic agent used to bind coarse aggregates, sand and water in the production of ready mixed concrete. The Company has a strategic and leading cement position in the state of Texas, with production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and Hunter, Texas, centrally located along I-35 between San Antonio and Austin. These two facilities produce Portland limestone and specialty cements, have a combined annual capacity of approximately 4.5 million tons and collectively operated at approximately 77% utilization for clinker production in 2022; clinker is the initial product of cement production. The Midlothian plant has a permit that allows for annual capacity expansion of 0.8 million tons. The Company is currently undertaking a finishing capacity expansion project at the Midlothian plant, which is expected to be completed in the middle of 2024 and will provide 0.5 million tons of incremental annual capacity. Further, the Company is nearing completion of converting its plants to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, that has been approved by the Texas Department of Transportation. In addition to the two production facilities, the Company operates several cement distribution terminals.

Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company owns more than 600 million tons of limestone reserves adjacent to its cement production plants in Texas. During 2021, the Company purchased two cement plants in Redding and Tehachapi, California, and related distribution facilities as part of the acquisition of Lehigh Hanson, Inc.'s West Region business (Lehigh West Region). The Redding plant and related distribution terminals were sold on June 30, 2022. The Tehachapi plant and related distribution terminals were classified as assets held for sale and discontinued operations as of and for the years ended December 31, 2022 and 2021. In August 2022, the Company announced a definitive agreement to sell the Tehachapi plant and related distribution terminals, subject to regulatory approval and customary closing conditions.

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site. The coarse aggregates used for ready mixed concrete are a washed material with limited amounts of fines (i.e., dirt and clay). The Company operates ready mixed concrete plants in Arizona, California and Texas. The California ready mixed concrete operations were classified as assets held for sale and discontinued operations as of and for the years ended December 31, 2022 and 2021.

Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations are located in Arizona, California, Colorado and Minnesota and paving services are offered in California and Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with the Company’s upstream product lines of aggregates and cement.

End-Use Trends

•
According to the latest available data published by the U.S. Geological Survey, for the nine months ended September 30, 2022, estimated construction aggregates consumption increased 3.0% compared with the nine months ended September 30, 2021, and for the eleven months ended November 30, 2022, cement consumption increased 4.4% versus the comparable prior-year period.
•
National not seasonally adjusted construction spending statistics for the twelve months ended December 31, 2022 versus the twelve months ended December 31, 2021, according to U.S. Census Bureau, reveal:

- Total value of construction put in place increased 10%

- Public construction spending increased 5%

- Private nonresidential construction market spending increased 9%

- Private residential construction market spending increased 13%

The principal end-use markets of the Building Materials business are public infrastructure (i.e., highways; streets; roads; bridges; and schools); nonresidential construction (i.e., manufacturing and distribution facilities; industrial complexes; office

Form 10-K ♦ Page 40

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

buildings; large retailers and wholesalers; healthcare; hospitality; and energy-related activity); and residential construction (i.e., subdivision development; and single- and multi-family housing). Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast, collectively comprising the ChemRock/Rail market.

Public infrastructure projects can require several years to complete, while residential and nonresidential construction projects are usually completed within one year. Generally, customer purchase orders do not contain firm quantity commitments, regardless of end-use market. Therefore, management does not utilize a Company backlog in managing its business.

Infrastructure

The public infrastructure market accounted for 35% of the Company’s aggregates shipments in 2022, a 5% volume increase from 2021 as a result of solid demand spurred by accelerating federal and state level investment. The Company’s shipments to this end-use market remain below the most recent five-year average of 36% and ten-year average of 39%.

Public construction projects, once awarded, are typically seen through to completion. Thus, delays from weather or other factors can serve to extend the duration of the construction cycle. While construction spending in the public and private market sectors is affected by economic cycles, public infrastructure spending has been comparatively more stable due to the predictability of funding from federal, state and local governments. The Infrastructure Investments and Jobs Act (IIJ Act) was signed into law on November 15, 2021 and contains a five-year surface transportation reauthorization plus $110 billion in new funding for roads, bridges and other hard infrastructure projects.

State and local initiatives that support infrastructure funding, including gas tax increases and other ballot initiatives, are increasing in size and number as these governments recognize the need for their expanded role in public infrastructure funding. In November 2022, 411 state and local ballot initiatives, or 87% of all infrastructure funding measures up for vote, were approved. These approved infrastructure initiatives are estimated to generate nearly $23 billion in one-time and recurring revenues, with initiatives in Texas, the Company’s largest revenue-generating state, accounting for over $15 billion of this total.

Nonresidential

The nonresidential construction market accounted for 36% of the Company’s aggregates shipments in 2022, a 3% volume increase over 2021, reflecting several large warehouse projects. Large industrial projects of scale led by energy, onshore manufacturing and data centers continue to lead the segment, accounting for the majority of total nonresidential shipments. Over the medium term, the Company expects enhanced federal investment from the Inflation Reduction Act and Creating Helpful Incentives to Produce Semiconductors Act will further support and accelerate post-pandemic secular growth trends, including restructured manufacturing and energy supply chains, electric vehicle transition and continued adoption of digital and cloud-based technologies, resulting in robust demand within the heavy nonresidential sector. The Dodge Momentum Index, a twelve-month leading indicator of construction spending for nonresidential building compiled by Dodge Construction Network, was 222.2 in December 2022, where the year 2000 serves as an index basis of 100. This represented an increase of 40% from December 2021, further suggesting positive momentum in the nonresidential construction sector at the onset of 2023.

Residential

The residential construction market accounted for 24% of the Company’s aggregates shipments in 2022 and was flat compared with strong 2021 activity. This end use typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including streets, sidewalks, utilities and storm and sewage drainage), single-family homes and multi-family units. Construction of both subdivisions and single-family homes is nearly three times more aggregates intensive than construction of multi-family units. Therefore, the level of new subdivision starts, as well as new single-family housing permits, is a strong leading indicator of residential volumes. For the year ended December 31, 2022, not seasonally adjusted national housing starts decreased 3% to 1.55 million units compared with 2021 and not seasonally adjusted national housing permits decreased 5% versus 2021. Despite overall underbuilt conditions, several of the Company's markets experienced a slowdown in single-family demand due to affordability concerns, increased interest rates and logistical challenges.

ChemRock/Rail

The remaining 5% of the Company’s 2022 aggregates shipments was to the ChemRock/Rail market, which includes ballast and agricultural limestone. Ballast is an aggregates product used to stabilize railroad track beds. Agricultural lime, a high-calcium

Form 10-K ♦ Page 41

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

carbonate material, is used as a supplement in animal feed, a soil acidity neutralizer and agricultural growth enhancer. Additionally, ChemRock/Rail includes rip rap, which is used as a stabilizing material to control erosion caused by water runoff at embankments, ocean beaches, inlets, rivers and streams, and high-calcium limestone, which is used as filler in glass, plastic, paint, rubber, adhesives, grease and paper. Chemical-grade, high-calcium limestone is used as a desulfurization material in utility plants.

Pricing Trends

Materials pricing for construction projects is generally based on terms committing to the availability of specified products of a stated quantity at an agreed-upon price during a definitive period. Since infrastructure projects span multiple years, announced price changes can have a lag time before taking effect while the Company sells products under existing price agreements. Pricing escalators included in multi-year infrastructure contracts serve to somewhat mitigate this effect. However, during periods of sharp or rapid increases in production costs, multi-year infrastructure contract pricing may provide only nominal pricing growth. Additionally, the Company may implement multiple price increases throughout the year, on a market-by-market basis, where appropriate, as was done in 2022. Pricing is determined locally and is affected by supply and demand characteristics of the local market. For further information on pricing, see the discussion in the Financial Overview section.

AVERAGE SELLING PRICE PERCENT INCREASE OVER PRIOR YEAR

BY PRODUCT LINE

Aggregates
Cement
Ready Mixed Concrete
Asphalt
2.9%
10.6%
7.3%
16.9%
1.4%
11.3%
4.3%
23.6%
2021¹
2022

Source: Company data

¹2021 represents organic operations

Cost Structure

Costs of revenues for the Building Materials business are components of costs incurred at the quarries, mines, cement plants, ready mixed concrete plants, asphalt plants, paving operations and distribution yards and facilities. Cost of revenues also includes the cost of resale materials, freight expenses to transport materials from a producing quarry or cement plant to a distribution yard or facility and production overhead costs.

Form 10-K ♦ Page 42

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Generally, the significant components of costs of revenues for the aggregates product line are (1) labor and related benefits; (2) internal freight; (3) depreciation, depletion and amortization; (4) repairs and maintenance; (5) energy; (6) supplies; and (7) contract services. In 2022, these categories represented 82% of the aggregates product line's total costs of revenues.

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

Generally, when the Company invests capital in facilities and equipment, increased capacity and productivity reduce labor and repair costs, and can offset increased fixed depreciation costs. However, the increased productivity and related efficiencies may not be fully realized in a lower-demand environment, resulting in under-absorption of fixed costs.

Wage and benefit inflation and other increases in labor costs may be somewhat mitigated by enhanced productivity in an expanding economy. Further, workforce reductions resulting from process automation and mobile fleet right-sizing, primarily in the aggregates operations, have mitigated rising labor costs. During economic downturns, the Company reviews its operations and, where practical, temporarily idles certain sites. The Company is able to serve these markets with other open facilities that are in close proximity. In certain markets, management can create production “super crews” that work on a rotating basis at various locations. For example, within a market, a crew may work three days per week at one quarry and the other two workdays at another quarry. This has allowed the Company to responsibly manage headcount in periods of lower demand.

Cement production is a capital-intensive operation with high fixed costs to run plants that operate continuously with the exception of maintenance shutdowns. Kiln and finishing mill maintenance typically requires a plant to be shut down for a period of time as repairs are made. In 2022 and 2021, the cement operations incurred outage costs of $33.3 million and $23.6 million, respectively. The increase in outage costs in 2022 compared with 2021 is primarily attributable to the timing of planned and unplanned kiln outages. The Company adjusts production levels in anticipation of planned maintenance shutdowns.

The production of ready mixed concrete and asphalt requires the use of cement and liquid asphalt raw materials, respectively. Therefore, fluctuations in availability and prices for these raw materials directly affect the Company’s operating results.

Typically, diesel fuel represents the single-largest component of energy costs for the Building Materials business. The average cost per gallon was $4.01 and $2.36 in 2022 and 2021, respectively. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. Further, the Company’s contracts of affreightment for shipping products on its rail and waterborne distribution network typically include provisions for escalations or reductions in the amounts paid by the Company if the price of fuel moves outside a stated range.

Form 10-K ♦ Page 43

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Building Materials Business’ Key Considerations

Growth markets with limited supply of indigenous stone must be served via a long-haul distribution network

The U.S. Department of the Interior identified possible sources of indigenous rock and documented its limited supply in certain areas of the United States, including the coastal areas from Virginia to Texas. Further, certain interior United States markets may experience limited availability of locally sourced aggregates resulting from increasingly restrictive zoning, permitting and/or environmental laws and regulations. The Company’s long-haul distribution network is used to supplement, or in many cases, wholly supply, the local crushed stone needs of these areas.

The long-haul distribution network can also diversify market risk for locations that engage in long-haul transportation of aggregates products. This is particularly true where a producing quarry serves a local market and transports products via rail, water and/or truck to be sold in other markets. The risk of a downturn in one market may be somewhat mitigated by other markets served by the location.

Product shipments are moved by rail, water and truck through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets, while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution yards and port locations to offload transported material. At December 31, 2022, the distribution network available to the Company consisted of 78 aggregates yards and 11 cement terminals, of which six cement terminals were classified as discontinued operations.

The Company’s increased rail shipments have made it more reliant on railroad operations, including track congestion, crew and locomotive availability, the effects of adverse weather conditions and the ability to negotiate favorable railroad shipping contracts. Further, changes in the operating strategy of rail transportation providers can create operational inefficiencies and increased costs from the Company’s rail network.

TRANSPORTATION COST PER TON PER MILE
AGGREGATES
25 tons per truck
20 - 71 cents/ton per mile
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

The Company has long-term agreements providing dedicated shipping capacity from its Bahamas and Nova Scotia operations to its coastal ports. These contracts of affreightment are take-or-pay contracts with minimum and maximum shipping requirements. The minimum requirements were met in 2022. The Company’s waterborne contracts of affreightment have varying expiration dates ranging from 2023 to 2027 and generally contain renewal options. However, there can be no assurance that such contracts can be renewed upon expiration or that terms will continue without significant increases.

Form 10-K ♦ Page 44

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

Public infrastructure, historically, the Company’s largest end-use market, is funded through a combination of federal, state and local sources

Transportation investments generally boost the national economy by enhancing mobility and access and creating jobs, which are priorities of many of the government’s economic plans. Public-sector construction related to transportation infrastructure is funded through a combination of federal, state and local sources. The federal highway bill, currently the IIJ Act, provides annual funding for public-sector highway construction projects and includes spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are funded mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Since most states are required to balance their budgets, reductions in revenues generally require a reduction in states’ expenditures. However, the impact of state revenue reductions on highway investment will vary depending on whether the monies come from dedicated revenue sources, such as highway user fees, or whether portions are paid for with general funds.

In addition to federal appropriations, each state typically funds its infrastructure investment from specifically allocated amounts collected from various user fees, typically gasoline taxes and vehicle fees. Over the past several years, states have assumed a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising gas taxes. Management believes that financing at the state and local levels, such as bond issuances, toll roads, vehicle miles traveled fees and tax initiatives, will continue to grow and have a fundamental role in advancing infrastructure projects. State infrastructure investment generally leads to increased growth opportunities for the Company. The level of state public-works spending is varied across the nation and dependent upon individual state economies, and the degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ ten largest revenue-generating states may disproportionately affect the Company’s financial performance.

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

The need for surface transportation improvements continues to significantly outpace the amount of available funding. A large number of roads, highways and bridges built following the establishment of the Interstate Highway System in 1956 now require major repair or reconstruction. According to the latest information available from The Road Information Program (TRIP), a national transportation research group, vehicle travel on the nation's roads increased 26% from 2000 to 2019, while new lane road mileage increased only 9% over the same period. TRIP also reports that 40% of the nation’s major roads are in poor or mediocre condition, while 7% of the nation’s bridges are in poor/structurally deficient condition. Additionally, there is an estimated backlog of $123 billion of improvements to the nation’s highway system that requires an increase in annual investment of $23 billion to $57 billion for the next 20 years to address these improvements and meet mobility and modernization needs. Management believes infrastructure activity for 2023 and beyond should benefit from the IIJ Act and additional state and local infrastructure initiatives.

In addition to highways and bridges, transportation infrastructure includes aviation, mass transit, and ports and waterways. Railroad construction continues to benefit from economic growth, which ultimately generates a need for additional maintenance and improvements.

Erratic weather can significantly impact operations

Production and shipment levels for the Building Materials business correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather, seasonal changes and other climate-related conditions. Typically, due to a general slowdown in construction activity during winter months, the first and fourth quarters experience lower production and shipment activity. As such, temperatures in the months of March and November can meaningfully affect

Form 10-K ♦ Page 45

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Company’s first- and fourth-quarter results, respectively, where warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively.

Excessive rainfall jeopardizes production efficiencies, shipments and profitability in all markets served by the Company. In particular, the Company’s operations in the southeastern and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity from June 1 through November 1, but most notably in August, September and October. The Company’s California operations are at risk for wildfire activity and water use restrictions in severe drought conditions. Increased intensity and frequency of extreme weather events have been linked to climate change, and further global warming may increase the risk of adverse weather conditions.

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

The Company is diligent in its focus on land opportunities, including potential new sites (greensites) and existing site expansion. Land purchases are usually opportunistic and can include contiguous property around existing quarry locations. Such property can serve as buffer property or additional mineral reserves, assuming regulatory hurdles can be cleared and the underlying geology supports economical aggregates mining. In either instance, the acquisition of additional property around an existing quarry typically allows the expansion of the quarry footprint and an extension of quarry life.

Magnesia Specialties Business

The Magnesia Specialties business manufactures magnesia-based chemicals products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility. Of 2022 total Magnesia Specialties revenues, 72% was attributable to chemicals products, 27% was attributable to lime and 1% was attributable to stone.

2022 TOTAL REVENUES BY PRODUCT LINE AND INDUSTRY

MAGNESIA SPECIALTIES BUSINESS

72%
Chemical Products
27%
Lime
1%
Stone
69%
Other Industries
31%
Steel Industry

Source: Company data

In 2022, 74% of lime shipments was sold to third-party customers, while the remaining 26% was used internally as a raw material for the manufacturing of chemicals products. Dolomitic lime products sold to external customers are primarily used by the domestic steel industry and, overall, 31% of Magnesia Specialties’ 2022 total revenues was related to products used in the steel industry. Accordingly, a portion of the segment’s revenues and profits is affected by production and inventory trends within the steel industry, which are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. Domestic steel production averaged 81% of capacity in 2021, but declined in 2022, averaging 75%. The

Form 10-K ♦ Page 46

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

dolomitic lime business runs most profitably at 70% or greater steel capacity utilization. The chemical products business focuses on higher-margin specialty chemicals that can be produced at volumes that support efficient operations.

Total revenues of the Magnesia Specialties business were predominantly derived from domestic customers in 2022. Financial results can be affected by foreign currency exchange rates, increasing transportation costs or weak economic conditions in foreign markets. To mitigate the short-term effect of currency exchange rates, foreign transactions are denominated in United States dollars.

A significant portion of the Magnesia Specialties business’ costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke; therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Company has fixed-price agreements for approximately 39% of its 2023 energy needs for coal and natural gas. For 2022, the segment’s average cost per MMBtu (1,000,000 British thermal units) of natural gas increased 47% versus 2021. Given high fixed costs, low capacity utilization can negatively affect the segment’s results of operations. Management expects future organic profitability growth to result from increased pricing, rationalization of the current product portfolio and/or further cost reductions.

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

The Company’s operations are subject to and affected by federal, state and local laws, rules and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company’s operations may occasionally use substances classified as toxic or hazardous. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses.

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

The Clean Air Act, originally passed in 1963 and periodically updated by amendments, is the United States’ national air pollution control program that granted the Environmental Protection Agency (EPA) authority to set limits on the level of various air pollutants. To be in compliance with National Ambient Air Quality Standards, a defined geographic area must be below established limits for six pollutants. Environmental groups have been successful in lawsuits against the federal and certain state departments of transportation, delaying highway construction in municipal areas not in compliance with the Clean Air Act. The EPA designates geographic areas as nonattainment areas when the level of air pollutants exceeds the national standard. Nonattainment areas receive deadlines to reduce air pollutants by instituting various control strategies or otherwise face fines or control by the EPA. Included as nonattainment areas are several major metropolitan areas in the Company’s markets, such as Houston/Brazoria/Galveston, Texas; Dallas/Fort Worth, Texas; Bexar County in San Antonio/New Braunfels, Texas; Denver, Colorado; Boulder, Colorado; Fort Collins/Greeley/Loveland, Colorado; Atlanta, Georgia; Baltimore, Maryland; Los Angeles-San Bernardino Counties, California; Los Angeles – South Coast Basin, California; Phoenix/Mesa, Arizona; San Diego County, California; San Francisco Bay Area, California; San Joaquin Valley, California; and Sacramento County, California. Federal transportation funding has been directly tied to compliance with the Clean Air Act.

Large emitters (facilities that emit 25,000 metric tons or more per year) of greenhouse gases (GHG) must report GHG generation to comply with the EPA’s Mandatory Greenhouse Gases Reporting Rule (GHG Rule). The Company files annual reports in accordance with the GHG Rule relating to operations at its three cement plants in Texas and California, as well as its Magnesia Specialties facilities in Woodville, Ohio, and Manistee, Michigan, each of which emit certain GHG, including carbon dioxide, methane and nitrous oxide. If Congress passes additional legislation limiting GHG emissions, these operations will likely be subject to such legislation. The Company believes that any increased operating costs or taxes related to GHG emission limitations at its cement or Woodville operations would be passed on to its customers. The Manistee facility may have to absorb extra costs due to the regulation of GHG emissions in order to maintain competitive pricing in its markets. The Company cannot reasonably predict how much those increased costs may be.

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

FINANCIAL OVERVIEW

In 2022, the Company achieved its eleventh consecutive year of growth for consolidated products and services revenues, gross profit and Adjusted EBITDA. This section presents metrics for continuing operations.

Results of Operations

The discussion and analysis that follow reflect management’s assessment of the financial condition and results of operations (MD&A) of the Company and should be read in conjunction with the audited consolidated financial statements. As discussed in more detail, the Company’s operating results are highly dependent upon activity within the construction marketplace, economic cycles within the public and private business sectors, and seasonal and other weather-related conditions. Accordingly, financial results for any year presented, or year-to-year comparisons of reported results, may not be indicative of future operating results. As permitted by the Securities and Exchange Commission (SEC) under the FAST Act Modernization and Simplification of Regulation S-K, the Company has elected to omit the discussion of the earliest period (2020) presented as it was included in its MD&A in its 2021 Form 10-K filed on February 22, 2022, incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” thereto.

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

Form 10-K ♦ Page 48

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated operating results and operating results as a percentage of total revenues are as follows:

years ended December 31 (in millions, except for % of total revenues)	2022	% of Total revenues	2021	% of Total revenues
Product and services revenues	$5,730.5		$5,084.7
Freight revenues	430.2		329.3
Total Revenues	6,160.7	100.0	5,414.0	100.0
Cost of revenues - products and services	4,304.6		3,735.7
Cost of revenues - freight	432.8		329.9
Total cost of revenues	4,737.4	76.9	4,065.6	75.1
Gross Profit	1,423.3	23.1	1,348.4	24.9
Selling, general and administrative expenses	396.7	6.4	351.0	6.5
Acquisition and integration expenses	9.1		57.9
Other operating income, net	(189.2)		(34.3)
Earnings from Operations	1,206.7	19.6	973.8	18.0
Interest expense	169.0		142.7
Other nonoperating income, net	(53.4)		(24.4)
Earnings from continuing operations before income tax expense	1,091.1		855.5
Income tax expense	234.8		153.2
Earnings from continuing operations	856.3	13.9	702.3	13.0
Earnings from discontinued operations, net of income tax expense	10.5		0.5
Consolidated net earnings	866.8		702.8
Less: Net earnings attributable to noncontrolling interests	—		0.3
Net Earnings Attributable to Martin Marietta	$866.8	14.1	$702.5	13.0

Consolidated Adjusted EBITDA

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting; and the nonrecurring gain on the divestiture of certain ready mixed concrete operations (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by generally accepted accounting principles (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. However, the Company’s management believes that Adjusted EBITDA may provide additional information with respect to the Company’s performance. Since Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

Form 10-K ♦ Page 49

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to consolidated Adjusted EBITDA:

years ended December 31
(in millions)	2022	2021
Net earnings from continuing operations attributable to Martin Marietta	$856.3	$702.0
Add back:
Interest expense, net of interest income	155.4	142.4
Income tax expense for controlling interests	234.8	153.1
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	496.6	442.5
Acquisition and integration expenses	9.1	57.9
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	––	30.6
Nonrecurring gain on divestiture	(151.9)	––
Consolidated Adjusted EBITDA	$1,600.3	$1,528.5

Form 10-K ♦ Page 50

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mix-Adjusted Average Selling Price

Mix-adjusted average selling price (mix-adjusted ASP) is a non-GAAP measure that excludes the impacts of period-over-period product, geographic and other mix on the average selling price. Mix-adjusted ASP is calculated by comparing current-period shipments to like-for-like shipments in the comparable prior period. Management uses this metric to evaluate the realization of pricing increases and believes this information is useful to investors. The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances:

years ended December 31
(in millions)	2022	2021
East Group - Aggregates:
Reported average selling price	$17.19	$15.56
Adjustment for impact of product, geographic and other mix	(0.19)
Mix-adjusted ASP	$17.00

Reported average selling price variance	10.5%
Mix-adjusted ASP variance	9.3%

West Group - Aggregates:
Reported average selling price	$15.93	$14.25
Adjustment for impact of product, geographic and other mix	(0.06)
Mix-adjusted ASP	$15.87

Reported average selling price variance	11.9%
Mix-adjusted ASP variance	11.4%

Total Aggregates:
Reported average selling price	$16.68	$15.08
Adjustment for impact of product, geographic and other mix	(0.09)
Mix-adjusted ASP	$16.59

Reported average selling price variance	10.6%
Mix-adjusted ASP variance	10.0%

Cement - Continuing Operations:
Reported average selling price	$142.83	$122.14
Adjustment for impact of product, geographic and other mix	(0.51)
Mix-adjusted ASP	$142.32

Reported average selling price variance	16.9%
Mix-adjusted ASP variance	16.5%

Form 10-K ♦ Page 51

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Revenues

The following table presents revenues data for the Company and its reportable segments by product line:

years ended December 31
(in millions)	2022	2021
Building Materials business:
Products and services
East Group:
Aggregates	$2,152.3	$2,011.0
Asphalt	192.3	167.9
Less: Interproduct revenues	(20.5)	(17.3)
East Group Total	2,324.1	2,161.6
West Group:
Aggregates	1,353.7	1,047.5
Cement	602.3	494.5
Ready mixed concrete	951.3	1,145.8
Asphalt and paving services	583.1	346.3
Less: Interproduct revenues	(362.0)	(385.7)
West Group Total	3,128.4	2,648.4
Products and services	5,452.5	4,810.0
Freight	404.2	305.3
Total Building Materials business	5,856.7	5,115.3
Magnesia Specialties:
Products	278.0	274.7
Freight	26.0	24.0
Total Magnesia Specialties	304.0	298.7
Total consolidated revenues	$6,160.7	$5,414.0

Gross Profit

The following table presents gross profit and gross margin data for the Company by product line:

	2022		2021
years ended December 31 (dollars in millions)	Amount	% of Revenues	Amount	% of Revenues
Building Materials business:
Aggregates	$980.3	28.0%	$904.8	29.6%
Cement	204.4	33.9%	157.0	31.8%
Ready mixed concrete	69.6	7.3%	95.6	8.3%
Asphalt and paving services	81.9	10.6%	79.2	15.4%
Products and services	1,336.2	24.5%	1,236.6	25.7%
Freight	2.0	NM	3.3	NM
Total Building Materials business	1,338.2	22.8%	1,239.9	24.2%
Magnesia Specialties:
Products and services	95.5	34.4%	110.4	40.2%
Freight	(4.6)	NM	(3.9)	NM
Total Magnesia Specialties	90.9	29.9%	106.5	35.6%
Corporate	(5.8)	NM	2.0	NM
Total consolidated gross profit	$1,423.3	23.1%	$1,348.4	24.9%

The increase in Building Materials business gross profit in 2022 compared with 2021 was primarily attributable to pricing growth and the accretive impacts of acquisitions, which more than offset historically high cost inflation and the divestiture of the Colorado and Central Texas ready mixed concrete operations on an absolute basis. The Building Materials business gross margin was negatively impacted by inflationary cost increases throughout the year. While pricing increases were implemented during

Form 10-K ♦ Page 52

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

the year, the full benefits are achieved over time as existing contracts are replaced with new contracts with updated pricing. The decrease in gross profit in Magnesia Specialties was driven by lower demand from domestic steel industry customers for dolomitic lime products and higher energy and contract services costs.

Corporate gross profit includes intercompany royalty and rental revenue and expenses, depreciation and unallocated operational expenses excluded from the Company’s evaluation of business segment performance.

Aggregates. The average selling price per ton for aggregates was $16.68 and $15.08 for 2022 and 2021, respectively.

Aggregates average selling price increases compared to the prior year are as follows:

years ended December 31	2022	2021
East Group	10.5%	1.6%
West Group	11.9%	3.1%
Total aggregates operations[1]	10.6%	2.1%
1.
Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates pricing improved 10.6%, or 10.0% on a mix-adjusted basis, compared with 2021. The East Group reported an increase of 10.5%, or 9.3% on a mix-adjusted basis, and West Group pricing increased 11.9%, or 11.4% on a mix-adjusted basis, compared with 2021, reflecting multiple price actions implemented throughout the year.

The following presents aggregates shipments for each reportable segment of the Building Materials business:

years ended December 31
Tons (in millions)	2022	2021
East Group	124.0	128.5
West Group	83.7	72.7
Total aggregates operations[1]	207.7	201.2
1.
Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates shipments sold to external customers and internal tons used in other product lines are as follows:

.

years ended December 31
Tons (in millions)	2022	2021
Tons to external customers	192.3	184.2
Internal tons used in other product lines	15.4	17.0
Aggregates tons	207.7	201.2

Aggregates volume variance compared to the prior year by reportable segment is as follows:

years ended December 31	2022	2021
East Group	(3.5%)	8.3%
West Group	15.2%	7.2%
Total aggregates operations[1]	3.3%	7.9%
1.
Total aggregates operations include acquisitions from the date of acquisition and divestitures through the date of disposal.

Aggregates volume increased in 2022, benefiting from contributions from acquired operations and solid construction activity across all three primary end-use markets.

Cement, Ready Mixed Concrete, Asphalt and Paving Services. Average selling prices for cement, ready mixed concrete and asphalt are as follows:

years ended December 31	2022	2021
Cement – per ton	$142.83	$122.14
Ready mixed concrete – per cubic yard	$128.15	$115.14
Asphalt – per ton	$61.77	$49.96

Form 10-K ♦ Page 53

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unit shipments for cement, ready mixed concrete and asphalt are as follows:

years ended December 31 (in millions)	2022	2021
Cement:
Tons to external customers	2.9	2.5
Internal tons used in ready mixed concrete	1.3	1.5
Total cement tons	4.2	4.0

Ready mixed concrete – cubic yards	7.4	10.0

Asphalt:
Tons to external customers	6.8	5.1
Internal tons used in paving operations	2.3	2.0
Total asphalt tons	9.1	7.1

Cement shipments increased 4.7% in 2022 versus prior year from continued strong demand and tight supply in North and South Texas. Cement pricing improved 16.9%, or 16.5% on a mix-adjusted basis, compared with the prior year, driven by the impact of multiple price increases during the year. Cement product gross margin expanded 210 basis points, as shipment and pricing growth more than offset higher energy, maintenance and raw materials costs.

Ready mixed concrete shipments decreased 25.4%, primarily reflecting the impact of divested operations, partially offset by the acquired Arizona operations and pricing increased 11.3%. In 2022, asphalt pricing increased 23.6% primarily attributable to price increases implemented throughout the year, following increases in raw material costs, while volumes improved 28.4%, driven by shipments from the acquired Lehigh West Region operations.

Magnesia Specialties. In 2022, Magnesia Specialties reported total revenues of $304.0 million, gross profit of $90.9 million and earnings from operations of $75.2 million, representing an increase of 1.8%, a decrease of 14.7% and a decrease of 17.1%, respectively, compared with 2021. The profitability decreases in 2022 were reflective of lower domestic steel production and demand for chemicals products, coupled with higher energy and maintenance costs.

Selling, General and Administrative Expenses

SG&A expenses for 2022 and 2021 were 6.4% and 6.5% of total revenues, respectively. The $45.7 million increase in total expense was primarily driven by a full year of expense for operations acquired in 2021.

Acquisition and Integration Expenses

The Company incurred $57.9 million of acquisition and integration expenses in 2021, primarily associated with the Tiller and Lehigh West Region acquisitions.

Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. These net amounts represented income of $189.2 million in 2022 and $34.3 million in 2021. In 2022, other operating income, net, included a $151.9 million pretax gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations. For 2021, other operating income, net, included $21.6 million of nonrecurring gains on land sales and divested assets driven primarily by the sale of the Company’s former corporate headquarters.

Earnings from Operations

Consolidated earnings from operations were $1.21 billion and $973.8 million in 2022 and 2021, respectively.

Form 10-K ♦ Page 54

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense was $169.0 million in 2022 and $142.7 million in 2021. The increase reflected a full-year of interest on the $2.5 billion of publicly traded debt the Company issued in July 2021 to help finance acquisition activity.

Other Nonoperating Income, Net

Other nonoperating income, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Consolidated other nonoperating income, net, was $53.4 million in 2022 and $24.4 million in 2021. Other nonoperating income, net, for the year ended December 31, 2022 included a $12.0 million pretax gain related to the repurchase of the Company's debt, $8.2 million of third-party railroad track maintenance expense and a $13.3 million increase in interest income.

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

The Company’s estimated effective income tax rate for the years ended December 31, 2022 and 2021 was 21.5% and 17.9%, respectively. The higher 2022 effective income tax rate versus 2021 was primarily driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

The effective income tax rate for 2022 and 2021 included a $10.3 million and $9.7 million discrete benefit from financing third-party railroad track maintenance, respectively. In exchange, the Company received a federal income tax credit and deduction.

Discontinued Operations

The Company classified its Tehachapi cement plant, related cement terminals and its California ready mixed concrete businesses acquired as part of Lehigh West Region as assets held for sale and discontinued operations as of and for the years ended December 31, 2022 and 2021. Additionally, the Redding cement plant, related cement terminals and 14 ready mixed concrete plants that were classified as discontinued operations as of and for the year ended December 31, 2021 were sold in June 2022. The collective businesses generated earnings of $10.5 million and $0.5 million, respectively, net of expenses associated with the planned disposal, the impact of selling acquired inventory after its step up to fair value as part of acquisition accounting and income tax expense.

Net Earnings Attributable to Martin Marietta and Earnings Per Diluted Share

Net earnings from continuing operations attributable to Martin Marietta were $856.3 million, or $13.70 per diluted share, for 2022 and $702.0 million, or $11.21 per diluted share, for 2021.

Liquidity and Cash Flows

Operating Activities

Generally, the Company’s primary source of liquidity is cash generated from operating activities. Operating cash flow is substantially derived from consolidated net earnings, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Cash provided by operations was $991.2 million in 2022 and $1.14 billion in 2021. The primary drivers of the decrease in cash provided by operations in 2022 were increased cash taxes and changes in working capital.

Form 10-K ♦ Page 55

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation, depletion and amortization expense are as follows:

years ended December 31 (in millions)	2022	2021
Depreciation	$394.6	$362.2
Depletion	59.8	46.0
Amortization	45.0	38.3
Total	$499.4	$446.5

Investing Activities

Net cash used for investing activities was $483.8 million in 2022 and $3.47 billion in 2021. The decrease reflected lower acquisition activity in 2022 compared with $3.11 billion used to consummate acquisitions during 2021.

Cash paid for property, plant and equipment additions was $481.8 million in 2022 and $423.1 million in 2021.

Pretax proceeds from divestitures and sales of assets were $687.1 million in 2022 and $42.8 million in 2021.

The Company invested $704.6 million in restricted investments to satisfy discharged debt and related interest (see Capital Structure and Resources section).

Financing Activities

Net cash used for financing activities was $407.5 million in 2022 compared with net cash provided by financing activities of $2.29 billion in 2021. The 2021 cash provided reflected the issuance of $2.50 billion in publicly traded debt, primarily to finance acquisitions.

During 2022, the Company repurchased $67.7 million (par value) of its Senior Notes, resulting in a pretax gain of $12.0 million.

For the years ended December 31, 2022 and 2021, the Board of Directors approved total cash dividends on the Company’s common stock of $2.54 per share and $2.36 per share, respectively. Total cash dividends paid were $159.1 million in 2022 and $147.8 million in 2021.

In 2022, the Company repurchased 0.4 million shares of its common stock for a total cost of $150.0 million, or $358.56 per share.

Capital Structure and Resources

Long-term debt, including current maturities of discharged debt, was $5.04 billion at December 31, 2022, and was in the form of publicly-issued long-term notes and debentures.

Form 10-K ♦ Page 56

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

On September 29, 2022, the Company satisfied and discharged its $700 million of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes), which were issued in July 2021. In connection with the satisfaction and discharge, the Company irrevocably deposited funds in an amount sufficient to satisfy all remaining principal and interest payments on the 0.650% Senior Notes with Regions Bank (the Trustee). The funds are invested in a fund that invests exclusively in U.S. Treasury securities and are classified as Restricted investments (to satisfy discharged debt and related interest) on the consolidated balance sheet at December 31, 2022. Holders of the 0.650% Senior Notes will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate (and on the dates) set forth in the 0.650% Senior Notes indenture. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the 0.650% Senior Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The 0.650% Senior Notes remain on the Company’s consolidated balance sheet at December 31, 2022 and will continue to accrete to their par value over the period until maturity in July 2023.

In July 2021, the Company issued the 0.650% Senior Notes, $900.0 million aggregate principal amount of 2.400% Senior Notes due 2031 (the 2.400% Senior Notes) and $900.0 million aggregate principal amount of 3.200% Senior Notes due 2051 (the 3.200% Senior Notes). The Company used the net proceeds to pay the consideration for the acquisition of the Lehigh West Region business and for general corporate purposes. See Note C to the financial statements for more information on the Lehigh West Region acquisition, which was consummated on October 1, 2021.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). In September 2022, the Company extended the maturity of the Trade Receivable Facility to September 21, 2023. The Trade Receivable Facility is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no outstanding borrowings on the Trade Receivable Facility as of December 31, 2022.

The Company has an $800.0 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2027. There were no outstanding borrowings on the Revolving Facility as of December 31, 2022. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio and other requirements under the Revolving Credit Facility at December 31, 2022.

Total equity was $7.17 billion at December 31, 2022. At that date, the Company had an accumulated other comprehensive loss of $38.5 million, primarily resulting from unrecognized prior service cost and actuarial loss related to pension benefits.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. As of December 31, 2022, the Company had 13.1 million shares remaining under the repurchase authorization. Future share repurchases are at the discretion of management.

At December 31, 2022, the Company had $358.0 million in unrestricted cash and short-term investments that are considered cash equivalents. The Company manages its cash and cash equivalents to ensure short-term operating cash needs are met and excess funds are managed efficiently. The Company funds shortages in operating cash through credit facilities. The Company utilizes excess cash to either pay down credit facility borrowings or invest in money market funds, money market demand deposit accounts or Eurodollar time deposit accounts. Money market demand deposits and Eurodollar time deposit accounts are exposed to bank solvency risk. Money market demand deposit accounts are FDIC insured up to $250,000. The Company’s investments in bank funds generally exceed the FDIC insurance limit.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary

Form 10-K ♦ Page 57

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. Borrowings under the Revolving Facility are unsecured and may be used for general corporate purposes. The Company’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. At December 31, 2022, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility.

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

Contractual and Off Balance Sheet Obligations

Postretirement medical benefits will be paid from the Company’s assets. The obligation, if any, for retiree medical payments is subject to the terms of the plan. At December 31, 2022, the Company’s recorded benefit obligation related to these benefits totaled $8.9 million.

The Company has other retirement benefits related to pension plans. At December 31, 2022, the fair value of the qualified pension plans’ assets exceeded the projected benefit obligation by $295.3 million. The Company estimates that it will make contributions of $25.0 million to qualified pension plans in 2023. Any contributions beyond 2023 are currently undeterminable and will depend on the investment return on the related pension assets. At December 31, 2022, the Company had a total obligation of $85.8 million related to unfunded nonqualified pension plans and expects to make contributions of $11.5 million to these plans in 2023.

At December 31, 2022, the Company had $3.8 million accrued for uncertain tax positions, including interest of $0.2 million. Such liabilities may become payable if the tax positions are not sustained upon examination by a taxing authority.

In connection with normal, ongoing operations, the Company enters into market-rate leases for property, plant and equipment and royalty commitments principally associated with leased land and mineral reserves. Additionally, the Company enters into equipment rentals to meet shorter-term, nonrecurring and intermittent needs. At December 31, 2022, the Company had $388.0 million in operating lease obligations and $199.9 million in finance lease obligations, representing the present value of future payments. The Company also had $8.6 million of lease obligations classified as held for sale. The imputed interest on operating and finance lease obligations was $177.3 million. Management anticipates that, in the ordinary course of business, the Company will enter into additional royalty agreements for land and mineral reserves during 2023. As permitted, short-term leases are excluded from ASC 842 requirements and future noncancelable obligations for these leases as of December 31, 2022 are immaterial.

As of December 31, 2022, future interest payable on the Company’s publicly traded debt through the various maturity dates was $2.13 billion. The Company had obligations related to contracts of affreightment not accounted for as a lease and royalty agreements totaling $97.2 million and $156.3 million, respectively, as of December 31, 2022. The Company had purchase commitments for property, plant and equipment of $130.4 million as of December 31, 2022. In addition, during 2022, the Company entered into a commitment for 691 railcars at an aggregate value of $75.8 million. The Company also had other purchase obligations related to energy and service contracts which totaled $198.1 million as of December 31, 2022.

Contingent Liabilities and Commitments

The Company has entered into standby letter of credit agreements relating to certain insurance claims, contract performance and permit requirements. At December 31, 2022, the Company had contingent liabilities guaranteeing its own performance under these outstanding letters of credit of $21.8 million.

In the normal course of business, at December 31, 2022, the Company was contingently liable for $678.5 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

The Company is a guarantor with an unconsolidated affiliate for a $15.0 million revolving line of credit agreement with Truist Bank that has a maturity date of March 2024, of which $2.6 million was outstanding as of December 31, 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement.

Form 10-K ♦ Page 58

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

Impairment Review of Goodwill

Goodwill is required to be tested annually for impairment. An interim review is performed between annual tests if facts and circumstances indicate a potential impairment. The Company performs its impairment evaluation as of October 1, which represents the annual evaluation date. The impairment review of goodwill is a critical accounting estimate because goodwill represented 24% (excluding goodwill allocated to assets held for sale) of the Company’s total assets at December 31, 2022; the review requires management to apply judgment and make key assumptions; and an impairment charge could be material to the Company’s financial condition and results of operations.

Certain operating segments within the Building Materials business meet the aggregation criteria and are consolidated into reportable segments for financial reporting. The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials business. Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. If subsequent organizational changes result in operations being transferred to a different reporting unit, a proportionate amount of goodwill is transferred from the former to the new reporting unit. The Southwest Division is the most significant reporting unit and includes $1.8 billion of the Company’s goodwill. There is also $1.1 billion of goodwill in the West Division reporting unit. There is no goodwill related to the Magnesia Specialties business.

Goodwill is tested for impairment by comparing the reporting unit’s fair value to its carrying value, which represents a Step-1 analysis. However, prior to Step 1, the Company may perform an optional qualitative assessment, or Step 0. As part of the qualitative assessment, the Company considers, among other things, the following events and circumstances: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events. If the Company concludes it is more-likely-than-not (i.e., a likelihood of more than 50%) that a reporting unit’s fair value is higher than its carrying value, the Company does not perform any further goodwill impairment testing for that reporting unit. Otherwise, it proceeds to Step 1 of its goodwill impairment analysis. If the reporting unit’s fair value exceeds its carrying value, no further calculation is necessary. A reporting unit with a carrying value in excess of its fair value constitutes a Step-1 failure and results in an impairment charge. When the Company validates its conclusion by measuring fair value, it may resume performing a qualitative assessment for a reporting unit in any subsequent period. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative calculation in Step 1. The Company performs a Step-1 analysis for all its reporting units every three years.

For the 2022 annual impairment evaluation, the Company performed a Step-1 analysis for all reporting units. The fair values were calculated using a discounted cash flow model. Key assumptions included management’s estimates of changes in average selling price, shipment volumes and production costs as well as assumptions of future profitability, capital requirements, discount rates ranging from 10.0% to 10.25% and a terminal growth rate of 2.5%. The fair value of all reporting units exceeded the carrying value. For sensitivity purposes, a 100-basis-point increase in the discount rate, holding all other assumptions constant, would still result in all units passing the Step-1 analysis.

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

Form 10-K ♦ Page 59

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discount rate is calculated for each reporting unit that requires a Step-1 analysis and represents its weighted average cost of capital. The calculation of the discount rate includes the following components, which are primarily based on published sources: equity risk premium, historical beta, risk-free interest rate, small-stock premium and borrowing rate.

The terminal growth rate was based on anticipated average GDP increases post-2023.

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
•
Expected Return on Assets, which represents the expected investment return on pension plan assets; and
•
Amortization of Prior Service Cost and Actuarial Gains and Losses, which represents components that are recognized over time rather than immediately. Prior service cost represents credit given to employees for years of service already accrued. At December 31, 2022, unrecognized prior service cost was $48.2 million. Management currently expects to amortize $5.9 million of the unrecognized prior service cost in 2023. Actuarial gains and losses arise from changes in assumptions regarding future events, a change in the benefit obligation resulting from experience different from assumed or when actual returns on pension assets differ from expected returns. At December 31, 2022, the unrecognized actuarial loss was $43.2 million. Pension accounting rules currently allow companies to amortize the portion of the unrecognized actuarial loss that represents more than 10% of the greater of the projected benefit obligation or pension plan assets, using the average remaining service life for the amortization period. The calculation is performed on a plan-by-plan basis. Management currently expects to amortize $0.4 million of the unrecognized actuarial loss in 2023.

The aforementioned components are calculated annually to determine the annual pension expense.

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

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the

Form 10-K ♦ Page 60

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

obligations. The Company selected a hypothetical portfolio of Moody’s Aa bonds, with maturities that match the benefit obligations, to determine the discount rate. At December 31, 2022, the Company selected a discount rate assumption of 5.88%, a 265-basis-point increase compared with the December 31, 2021 assumption. Of the four key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption has the most significant impact on the annual pension expense and the projected benefit obligation.

Management’s selection of the rate of increase in future compensation levels, which reflects cost of living adjustments and merit and promotion increases, is generally based on the Company’s historical increases in pensionable earnings, while giving consideration to any future expectations. A higher rate of increase results in higher pension expense and a higher projected benefit obligation. The assumed long-term rate of increase is 4.50%.

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

(in millions)	Expected Return on Pension Assets	Actual Return on Pension Assets
2022	$77.3	($171.4)
2021	$70.5	$121.7

The difference between the expected return and the actual return on pension assets is included in actuarial gains and losses, which are amortized into annual pension expense as previously described.

At December 31, 2022 and 2021, the Company estimated the remaining lives of participants in the pension plans using the Society of Actuaries’ Pri-2012 Base Mortality Table. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants, both adjusted to reflect the historical experience of the Company’s participants. The Company selected the MP-2020 scale for mortality improvement at December 31, 2022 and 2021.

Assumptions are selected on December 31 to calculate the succeeding year’s expense. The assumptions selected at December 31, 2022 were as follows:

Discount rate	5.88%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	10.2 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2020

Using these assumptions, pension benefit obligation as of December 31, 2022 was $857.6 million and 2023 pension expense is expected to be approximately $16.6 million based on current demographics and structure of the plans. Changes in the underlying assumptions would have the following estimated impact on the obligation and expected expense:

•
A 25-basis-point change in the discount rate would have changed the December 31, 2022 pension benefit obligation by approximately $25.2 million.
•
A 25-basis-point change in the discount rate would change the 2023 expected expense by approximately $0.9 million.
•
A 25-basis-point change in the expected long-term rate of return on assets would change the 2023 expected expense by approximately $2.6 million.

The Company made pension plan and SERP contributions of $90.2 million in 2022 and $482.6 million during the five-year period ended December 31, 2022. In total, the Company’s pension plans are overfunded (fair value of plan assets exceeds the projected benefit obligation) by $209.5 million at December 31, 2022. The Company’s projected benefit obligation was $857.6 million at December 31, 2022, a decrease of $277.8 million, or 24%, versus the prior year. This decrease was driven by an increased actuarial gain primarily attributable to a higher discount rate compared with the prior year. The Company expects to make pension plan and SERP contributions of $36.5 million in 2023, of which $25.0 million is voluntary.

Form 10-K ♦ Page 61

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Estimated Effective Income Tax Rate

The Company uses the liability method to determine its provision for income taxes. Accordingly, the annual provision for income taxes reflects estimates of the current liability for income taxes, estimates of the tax effect of financial reporting versus tax basis differences using statutory income tax rates and management’s judgment with respect to any valuation allowances on deferred tax assets and accruals for uncertain tax positions. The result is management’s estimate of the annual effective tax rate (the ETR).

Income for tax purposes is determined through the application of the rules and regulations under the United States Internal Revenue Code and the statutes of various foreign, state and local tax jurisdictions in which the Company conducts business. Changes in the statutory tax rates and/or tax laws in these jurisdictions can have a material impact on the ETR. The effect of these changes, if material, is recognized when the change is enacted.

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

The Company has deferred tax assets, primarily for inventories, unrecognized losses related to the funded status of the pension and postretirement benefit plans, lease liabilities, valuation reserves, net operating loss carryforwards and tax credit carryforwards. The deferred tax assets attributable to inventories and valuation reserves relate to the deduction of estimated cost reserves and various period expenses for financial reporting purposes that are deductible in a later period for income tax purposes. The reversal of these differences depends on facts and circumstances, including the timing of deduction for income tax purposes for reserves previously established and the establishment of additional reserves for financial reporting purposes. The deferred tax assets attributable to unvested stock-based compensation awards relate to differences in the timing of deductibility for financial reporting purposes versus income tax purposes. For financial reporting purposes, the fair value of the awards is deducted ratably over the requisite service period. For income tax purposes, no deduction is allowed until the award is vested or no longer subject to substantial risk of forfeiture. The Company reflects all excess tax benefits and tax deficiencies in income tax expense as a discrete event in the period in which the award vests or settles, increasing volatility in the income tax rate from period to period.

Business Combinations – Allocation of Purchase Price

The Company’s Board of Directors and management regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase the Company’s market presence and/or are

Form 10-K ♦ Page 62

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

Level 3 fair values are used to value acquired mineral reserves and mineral interests produced and sold as final products, and separately-identifiable intangible assets. The fair values of mineral reserves and mineral interests are determined using an excess earnings approach, which requires significant judgment to estimate future cash flows, net of capital investments in the specific operation and contributory asset charges. The estimate of future cash flows is based on available historical information and future expectations and assumptions determined by management, but is inherently uncertain. Significant assumptions used to estimate future cash flows include changes in forecasted revenues based on sales price and shipment volumes as well as forecasted expenses inclusive of production costs and capital needs. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would require if purchasing the acquired business, with an adjustment for the risk of these assets not generating the projected cash flows.

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

Form 10-K ♦ Page 63

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property, Plant and Equipment

Net property, plant and equipment (excluding the amount allocated to assets held for sale) represented 42% of total assets at December 31, 2022. Accordingly, accounting for these assets represents a critical accounting policy. Useful lives of the assets can vary depending on factors, including production levels, geographic location, portability and maintenance practices. Additionally, climate and inclement weather can reduce the useful life of an asset. Historically, the Company has not recognized significant losses on the disposal or retirement of fixed assets.

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

Form 10-K ♦ Page 64

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

The Company uses proven and probable reserves as the denominator in its units-of-production calculation to record depletion expense for its mineral reserves and mineral interests. For 2022, depletion expense was $59.8 million.

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

These forward-looking statements are subject to risks and uncertainties, and are based on assumptions that may be materially different from actual results, and include, but are not limited to:

•
the ability of the Company to face challenges, including shipment declines resulting from economic events beyond the Company's control;

Form 10-K ♦ Page 65

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price;
•
the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations;
•
the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction;
•
the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, Colorado, North Carolina, Minnesota, California, Georgia, Arizona, Iowa, Florida and Indiana;
•
the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget;
•
the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures;
•
levels of construction spending in the markets the Company serves;
•
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
•
unfavorable weather conditions, particularly Atlantic Ocean, Pacific Ocean and Gulf of Mexico storm and hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability;
•
the volatility of fuel costs and energy, particularly diesel fuel, electricity, natural gas and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas;
•
continued increases in the cost of other repair and supply parts;
•
construction labor shortages and/or supply chain challenges;
•
unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities;
•
the resiliency and potential declines of the Company's various construction end-use markets;
•
the potential negative impacts of a global health crisis such as COVID-19 and its variants;
•
increasing governmental regulation, including environmental laws and climate change regulations;
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

Form 10-K ♦ Page 66

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

All of the Company’s businesses are also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather. Hurricane and cyclone activity in the Atlantic Ocean, Pacific Ocean and Gulf Coast generally is most active during the second, third and fourth quarters.

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

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other filings made with the SEC. All of the Company’s forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company. All forward-looking statements are made as of the date of filing or publication and we assume no obligation to update any such forward-looking statements.

Form 10-K ♦ Page 67

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

Management has considered the current economic environment and its potential impact to the Company’s business. Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Further, delays or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain affordable financing for construction projects or if consumer confidence is eroded by economic uncertainty.

Demand in the residential and nonresidential construction markets, which combined accounted for 60% of the Company's 2022 aggregates shipments, is affected by interest rates. During 2022, the Federal Reserve raised the target federal funds rate 425 basis points.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities

At December 31, 2022, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. As of December 31, 2022, the Company did not have any outstanding variable-rate debt. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense

The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense and accrued pension obligation is discussed in the Critical Accounting Policies and Estimates – Pension Expense – Selection of Assumptions section included under Item 7 – MD&A of this Form 10-K.

Income Tax

Any changes in enacted tax laws, rules or regulatory or judicial interpretation, or any change in the pronouncements relating to accounting for income taxes, could materially impact the Company's effective tax rate, tax payments, financial condition and results of operations.

Energy Costs

Energy costs, including diesel fuel, natural gas, electricity, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their future energy requirements. A hypothetical 10% change in the Company’s energy prices in 2023 as compared with 2022, assuming constant volumes, would change 2023 energy expense by $50.0 million.

Commodity Risk

Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that product prices will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations. A hypothetical 10% change in sales price of the cement product line would impact cement product line revenues by $60.2 million.

Form 10-K ♦ Page 68

Part II ♦ Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Cement is a key raw material in the production of ready mixed concrete. The Company may be unable to pass along increases in the costs of cement and raw materials to customers in the form of price increases for the Company’s products. A hypothetical 10% change in cement costs in 2023 compared with 2022, assuming constant volumes, would change the ready mixed concrete product line cost of sales by $26.2 million. While increases in cement pricing may negatively impact the profitability of the ready mixed concrete operations, the cement business would benefit, although the positive impact may not reflect a direct correlation to the impact to the ready mixed concrete business.

Form 10-K ♦ Page 69

Part II ♦ Item 8 – Financial Statements and Supplementary Data

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Responsibility and Management’s Report on Internal Control over Financial Reporting

Management’s Statement of Responsibility

The management of Martin Marietta Materials, Inc. (the Company or Martin Marietta) is responsible for the consolidated financial statements, the related financial information contained in this Form 10-K and the establishment and maintenance of adequate internal control over financial reporting. The consolidated balance sheets for Martin Marietta, at December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2022, include amounts based on estimates and judgments and have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

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

Form 10-K ♦ Page 70

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Committee meets standards established by the Securities and Exchange Commission (SEC) and the New York Stock Exchange as they relate to the composition and practices of audit committees.

Management’s Report on Internal Control over Financial Reporting

The management of Martin Marietta is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the 2013 framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears on the following pages.

C. Howard Nye, Chairman, President and Chief Executive Officer	James A. J. Nickolas, Senior Vice President and Chief Financial Officer

February 24, 2023

Form 10-K ♦ Page 71

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Martin Marietta Materials, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Martin Marietta Materials, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive earnings, of total equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Form 10-K ♦ Page 72

Part II ♦ Item 8 – Financial Statements and Supplementary Data

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

Goodwill Impairment Assessment - West Division Reporting Unit

As described in Notes A and D to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.6 billion as of December 31, 2022. The goodwill balance associated with the West Division reporting unit was $1.1 billion. The carrying values of goodwill are reviewed for impairment annually, as of October 1. An interim review is performed between annual tests if facts and circumstances indicate potential impairment. As disclosed by management, the goodwill impairment assessment requires management to apply judgment and make key assumptions. The fair value of the West Division reporting unit was calculated using a discounted cash flow model. Key assumptions included management’s estimates of changes in average selling price, shipment volumes and production costs, as well as assumptions of future profitability, capital requirements, discount rate and terminal growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the West Division reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the West Division reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and changes in average selling price, shipment volumes and production costs, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the West Division reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and changes in average selling price, shipment volumes and production costs. Evaluating management’s assumptions related to changes in average selling price, shipment volumes and production costs involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 24, 2023

We have served as the Company’s auditor since 2016.

Form 10-K ♦ Page 73

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Financial Statements

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2022	2021	2020
Products and services revenues	$5,730.5	$5,084.7	$4,432.1
Freight revenues	430.2	329.3	297.8
Total Revenues	6,160.7	5,414.0	4,729.9
Cost of revenues - products and services	4,304.6	3,735.7	3,175.6
Cost of revenues - freight	432.8	329.9	301.5
Total cost of revenues	4,737.4	4,065.6	3,477.1
Gross Profit	1,423.3	1,348.4	1,252.8
Selling, general and administrative expenses	396.7	351.0	305.9
Acquisition and integration expenses	9.1	57.9	1.3
Other operating income, net	(189.2)	(34.3)	(59.8)
Earnings from Operations	1,206.7	973.8	1,005.4
Interest expense	169.0	142.7	118.1
Other nonoperating income, net	(53.4)	(24.4)	(2.0)
Earnings from continuing operations before income tax expense	1,091.1	855.5	889.3
Income tax expense	234.8	153.2	168.2
Earnings from continuing operations	856.3	702.3	721.1
Earnings from discontinued operations, net of income tax expense	10.5	0.5	—
Consolidated net earnings	866.8	702.8	721.1
Less: Net earnings attributable to noncontrolling interests	—	0.3	0.1
Net Earnings Attributable to Martin Marietta	$866.8	$702.5	$721.0

Net Earnings Attributable to Martin Marietta Per Common Share (see Note A)
Basic from continuing operations attributable to common shareholders	$13.74	$11.25	$11.56
Basic from discontinued operations attributable to common shareholders	0.17	0.01	—
	$13.91	$11.26	$11.56

Diluted from continuing operations attributable to common shareholders	$13.70	$11.21	$11.54
Diluted from discontinued operations attributable to common shareholders	0.17	0.01	—
	$13.87	$11.22	$11.54
Weighted-Average Common Shares Outstanding
Basic	62.3	62.4	62.3
Diluted	62.5	62.6	62.4

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 74

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Comprehensive Earnings

years ended December 31 (in millions)	2022	2021	2020
Consolidated Net Earnings	$866.8	$702.8	$721.1
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and postretirement plans:
Net gain (loss) arising during period, net of tax of $28.6, $16.8 and $(8.7), respectively	87.9	51.3	(26.6)
Prior service cost arising during period, net of tax of $(11.8), $0.0 and $0.0, respectively	(36.3)	—	—
Amortization of prior service cost (credit), net of tax of $0.9, $0.0 and $0.0, respectively	3.1	—	(0.1)
Amortization of actuarial loss, net of tax of $0.8, $2.9 and $3.6, respectively	2.9	9.2	10.7
Amount recognized in net periodic pension cost due to settlement, net of tax of $1.1, $0.0 and $0.9, respectively	3.5	—	2.8
	61.1	60.5	(13.2)
Foreign currency translation (loss) gain	(2.0)	0.3	0.6
	59.1	60.8	(12.6)
Consolidated comprehensive earnings	925.9	763.6	708.5
Less: Comprehensive earnings attributable to noncontrolling interests	—	0.3	0.1
Comprehensive Earnings Attributable to Martin Marietta	$925.9	$763.3	$708.4

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 75

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Balance Sheets

December 31 (in millions, except par value data)	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$358.0	$258.4
Restricted cash	0.8	0.5
Restricted investments (to satisfy discharged debt and related interest)	704.6	—
Accounts receivable, net	785.9	774.0
Inventories, net	873.7	752.6
Current assets held for sale	73.2	102.2
Other current assets	80.7	137.9
Total Current Assets	2,876.9	2,025.6
Property, plant and equipment, net	6,316.7	6,338.0
Goodwill	3,649.5	3,494.4
Other intangibles, net	847.8	1,065.0
Operating lease right-of-use assets, net	383.5	426.7
Noncurrent assets held for sale	372.5	616.9
Other noncurrent assets	546.7	426.4
Total Assets	$14,993.6	$14,393.0

Liabilities and Equity
Current Liabilities:
Accounts payable	$385.0	$356.2
Accrued salaries, benefits and payroll taxes	71.6	86.6
Accrued other taxes	55.4	58.4
Accrued interest	42.8	48.0
Current maturities of discharged long-term debt	699.1	—
Operating lease liabilities	52.1	53.9
Current liabilities held for sale	4.5	7.5
Other current liabilities	135.1	142.0
Total Current Liabilities	1,445.6	752.6
Long-term debt	4,340.9	5,100.8
Deferred income taxes, net	914.3	895.3
Noncurrent operating lease liabilities	335.9	379.4
Noncurrent liabilities held for sale	21.8	53.5
Other noncurrent liabilities	762.3	673.8
Total Liabilities	7,820.8	7,855.4
Equity:
Common stock ($0.01 par value; 100.0 shares authorized; 62.1 and 62.4 shares outstanding at December 31, 2022 and 2021, respectively)	0.6	0.6
Preferred stock ($0.01 par value; 10.0 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,489.0	3,470.4
Accumulated other comprehensive loss	(38.5)	(97.6)
Retained earnings	3,719.4	3,161.9
Total Shareholders’ Equity	7,170.5	6,535.3
Noncontrolling interests	2.3	2.3
Total Equity	7,172.8	6,537.6
Total Liabilities and Equity	$14,993.6	$14,393.0

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 76

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Cash Flows

years ended December 31 (in millions)	2022	2021	2020
Cash Flows from Operating Activities:
Consolidated net earnings	$866.8	$702.8	$721.1
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	506.0	451.7	393.5
Stock-based compensation expense	42.7	43.0	30.0
Gains on divestitures, sales of assets and extinguishment of debt	(195.7)	(21.7)	(73.0)
Deferred income taxes, net	(0.6)	92.2	43.8
Other items, net	(11.7)	(14.9)	2.1
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(12.1)	(194.4)	6.1
Inventories, net	(131.7)	73.2	(19.3)
Accounts payable	(31.2)	109.8	(34.0)
Other assets and liabilities, net	(41.3)	(104.0)	(20.2)
Net Cash Provided by Operating Activities	991.2	1,137.7	1,050.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(481.8)	(423.1)	(359.7)
Acquisitions, net of cash acquired	11.0	(3,109.2)	(65.1)
Proceeds from divestitures and sales of assets	687.1	42.8	142.3
Purchase of restricted investments to discharge long-term debt	(704.6)	—	—
Investments in life insurance contracts, net	7.5	14.9	(111.2)
Other investing activities, net	(3.0)	—	(16.0)
Net Cash Used for Investing Activities	(483.8)	(3,474.6)	(409.7)
Cash Flows from Financing Activities:
Borrowings of long-term debt	—	2,896.7	628.1
Repayments of long-term debt	(54.5)	(420.1)	(777.1)
Debt issuance and extinguishment costs	(0.7)	(7.5)	(2.0)
Payments on finance lease obligations	(15.0)	(11.1)	(3.5)
Dividends paid	(159.1)	(147.8)	(140.3)
Repurchases of common stock	(150.0)	—	(50.0)
Distributions to owners of noncontrolling interest	—	(0.6)	—
Proceeds from exercise of stock options	0.6	1.3	2.3
Shares withheld for employees’ income tax obligations	(28.8)	(19.5)	(14.5)
Net Cash (Used for) Provided by Financing Activities	(407.5)	2,291.4	(357.0)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	99.9	(45.5)	283.4
Cash, Cash Equivalents and Restricted Cash, beginning of year	258.9	304.4	21.0
Cash, Cash Equivalents and Restricted Cash, end of year	$358.8	$258.9	$304.4

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 77

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Total Equity

(in millions, except per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	62.4	$0.6	$3,418.8	$(145.8)	$2,077.2	$5,350.8	$2.5	$5,353.3
Consolidated net earnings	—	—	—	—	721.0	721.0	0.1	721.1
Other comprehensive loss	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Dividends declared ($2.24 per common share)	—	—	—	—	(140.5)	(140.5)	—	(140.5)
Issuances of common stock for stock award plans	0.1	—	6.8	—	—	6.8	—	6.8
Shares withheld for employees’ income tax obligations	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Repurchases of common stock	(0.2)	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	30.0	—	—	30.0	—	30.0
Balance at December 31, 2020	62.3	0.6	3,440.8	(158.4)	2,607.7	5,890.7	2.6	5,893.3
Consolidated net earnings	—	—	—	—	702.5	702.5	0.3	702.8
Other comprehensive earnings	—	—	—	60.8	—	60.8	—	60.8
Dividends declared ($2.36 per common share)	—	—	—	—	(148.3)	(148.3)	—	(148.3)
Issuances of common stock for stock award plans	0.1	—	6.1	—	—	6.1	—	6.1
Shares withheld for employees’ income tax obligations	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Stock-based compensation expense	—	—	43.0	—	—	43.0	—	43.0
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2021	62.4	0.6	3,470.4	(97.6)	3,161.9	6,535.3	2.3	6,537.6
Consolidated net earnings	—	—	—	—	866.8	866.8	—	866.8
Other comprehensive earnings	—	—	—	59.1	—	59.1	—	59.1
Dividends declared ($2.54 per common share)	—	—	—	—	(159.3)	(159.3)	—	(159.3)
Issuances of common stock for stock award plans	0.1	—	4.7	—	—	4.7	—	4.7
Shares withheld for employees’ income tax obligations	—	—	(28.8)	—	—	(28.8)	—	(28.8)
Repurchases of common stock	(0.4)	—	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation expense	—	—	42.7	—	—	42.7	—	42.7
Balance at December 31, 2022	62.1	$0.6	$3,489.0	$(38.5)	$3,719.4	$7,170.5	$2.3	$7,172.8

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 78

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Notes to Financial Statements

Note A: Accounting Policies

Organization. Martin Marietta is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. Specifically, the Company has two cement plants and several cement distribution facilities in Texas; ready mixed concrete plants in Arizona and Texas; and asphalt plants in Arizona, California, Colorado and Minnesota. Paving services are located in California and Colorado. In addition, the Company also has one cement plant, related cement distribution terminals and ready mixed concrete operations in California that are classified as assets held for sale and reported as discontinued operations as of and for the years ended December 31, 2022 and 2021. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

As of December 31, 2022, the Building Materials business contains the following reportable segments: East Group and West Group. The East Group consists of the East and Central divisions and operates in Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas. The West Group is comprised of the Southwest and West divisions and operates in Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming. The following states accounted for 64% of the Building Materials business’ 2022 total revenues: Texas, Colorado, North Carolina, Minnesota and California.

The Company also operates a Magnesia Specialties business, which produces magnesia-based chemical products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ production facilities are located in Ohio and Michigan, and products are shipped to customers domestically and worldwide.

Basis of Presentation and Use of Estimates. The Company’s consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the valuation of investments, accounts receivable, inventories, goodwill, other intangible assets and other long-lived assets, as well as assumptions used in the calculation of income tax expense, retirement and postemployment benefits, stock-based compensation, the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as part of business combinations and revenue recognition for service contracts. These estimates and assumptions are based on management’s judgment. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Changes in credit, equity and energy markets and changes in construction activity increase the uncertainty inherent in certain estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the consolidated financial statements for the period in which the change in estimate occurs.

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

Revenue Recognition. Total revenues include sales of products and services provided to customers, net of discounts or allowances, if any, and include freight and delivery costs billed to customers. Product revenues are recognized when control of the promised good is transferred to unaffiliated customers, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and are recognized using the percentage-of-completion method under the cost-to-cost approach. Under the cost-to-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs

Form 10-K ♦ Page 79

Part II ♦ Item 8 – Financial Statements and Supplementary Data

incurred to date as a percentage of total estimated project costs. The Company believes the cost-to-cost approach is appropriate, as the use of asphalt in a paving contract is relatively consistent with the performance of the related paving services. Paving contracts, notably with governmental entities, may contain performance bonuses based on quality specifications. Given the uncertainty of meeting the criteria until the performance obligation is completed, performance bonuses are recognized as revenues when and if achieved. Performance bonuses were not material to the Company’s consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. When the Company arranges third-party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation. Further, the Company acts as a principal in the delivery arrangements and, as required by Accounting Standards Codification (ASC) 606, the related revenues and costs are presented gross in the consolidated statements of earnings and are recognized consistently with the timing of the product revenues.

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

As of December 31, 2022 and 2021, the Company had $0.8 million and $0.5 million, respectively, of restricted cash, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code. The Company is restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days is transferred to unrestricted accounts of the Company and used for general corporate purposes.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

December 31 (in millions)	2022	2021	2020
Cash and cash equivalents	$358.0	$258.4	$207.3
Restricted cash	0.8	0.5	97.1
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$358.8	$258.9	$304.4

Restricted Investments. At December 31, 2022, the Company had $704.6 million of restricted investments, representing assets irrevocably transferred to an escrow trust account during 2022 to satisfy and discharge the Company's $700 million of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes) (see Note H). The assets in the escrow trust account may not be used for any purpose other than to satisfy the remaining interest payments and to repay the principal amount of the 0.650% Senior Notes on the maturity date of July 15, 2023. The assets transferred to the escrow trust account are invested in a U.S. Treasury securities fund (see Note I) and investment returns on those trust assets are for the account of the Company (after satisfaction of all amounts payable in connection with the 0.650% Senior Notes). The Company consolidated the trust account on its consolidated balance sheet at December 31, 2022.

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

Mineral reserves and mineral interests acquired in connection with a business combination are valued using an income approach for the estimated life of the reserves. The Company’s aggregates reserves average approximately 75 years based on the 2022 annual production level.

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

Leases. If the Company determines a contract is or contains a lease at the inception of an agreement, the Company records a right-of-use (ROU) asset, which represents the Company’s right to use an underlying leased asset, and a lease liability, which represents the Company’s obligation to make lease payments. The ROU asset and lease liability are recorded on the consolidated balance sheets at the present value of the future lease payments over the lease term at commencement date. The Company determines the present value of lease payments based on the implicit interest rate, which may be explicitly stated in the lease, if available, or may be the Company’s estimated collateralized incremental borrowing rate based on the term of the lease. Initial ROU assets also include any lease payments made at or before commencement date and any initial direct costs incurred and are reduced by lease incentives. Certain of the Company’s leases contain renewal and/or termination options. The Company recognizes renewal or termination options as part of its ROU assets and lease liabilities when the Company has the unilateral right to renew or terminate and it is reasonably certain these options will be exercised.

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

Leases are evaluated and determined to be either finance leases or operating leases. The lease is a finance lease if it transfers ownership to the underlying asset by the end of the lease term; includes a purchase option that is reasonably certain to be exercised; has a lease term for the major part of the remaining economic life of the underlying asset; has a present value of the sum of the lease payments (including renewal options) that equals or exceeds substantially all of the fair value of the underlying asset; or is for an underlying asset that is of a specialized nature and is expected to have no alternative use to the lessor at the end of the lease term. If none of these terms exist, the lease is an operating lease.

Leases with an initial lease term of one year or less are not recorded on the consolidated balance sheets. Costs for these leases are expensed as incurred.

Form 10-K ♦ Page 81

Part II ♦ Item 8 – Financial Statements and Supplementary Data

In the consolidated statements of earnings, operating lease expense, which is recognized on a straight-line basis over the lease term, and the amortization of finance lease ROU assets are included in the Cost of revenues - products and services or Selling, general and administrative expenses line items in the consolidated statements of earnings. Accretion on the liabilities for finance leases is included in interest expense.

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

The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials business. Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. Goodwill is tested for impairment by comparing each reporting unit’s fair value to its carrying value, which represents a Step-1 approach. However, prior to Step 1, the Company may perform a qualitative assessment and evaluate macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events that contribute to the fair value of a reporting unit. If the Company concludes, based on its qualitative assessment, it is more-likely-than-not (i.e., a likelihood of more than 50%) that a reporting unit’s fair value is higher than its carrying value, the Company is not required to perform any further goodwill impairment testing for that reporting unit. Otherwise, the Company proceeds to Step 1, and if a reporting unit’s fair value exceeds its carrying value, there is no impairment. A reporting unit with a carrying value in excess of its fair value results in an impairment charge equal to the difference.

The carrying values of goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, as of October 1. An interim review is performed between annual tests if facts and circumstances indicate potential impairment. The carrying value of other amortizable intangible assets is reviewed if facts and circumstances indicate potential impairment. If a review indicates the carrying value is impaired, a charge is recorded equal to the amount by which the carrying value exceeds the fair value.

Retirement Plans and Postretirement Benefits. The Company sponsors defined benefit retirement plans and also provides other postretirement benefits. The Company recognizes the funded status, defined as the difference between the fair value of plan assets and the benefit obligation, of its pension plans and other postretirement benefits as an asset or liability on the consolidated balance sheets. Actuarial gains or losses that arise during the year are recognized as a component of accumulated other comprehensive earnings or loss. Those amounts are amortized over the participants’ average remaining service period and recognized as a component of net periodic benefit cost. The amount amortized is determined on a plan-by-plan basis using a corridor approach and represents the excess over 10% of the greater of the projected benefit obligation or pension plan assets.

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

Form 10-K ♦ Page 82

Part II ♦ Item 8 – Financial Statements and Supplementary Data

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

Income Taxes. Deferred income taxes, net, on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net of valuation allowances. Deferred tax liabilities for property, plant and equipment result from accelerated depreciation methods being used for income tax purposes as compared with the straight-line method for financial reporting purposes. Deferred tax liabilities related to goodwill and other intangibles reflect the cessation of goodwill amortization for financial reporting purposes, while amortization continued for income tax purposes. The effect of changes in enacted tax rates on deferred income tax assets and liabilities is charged or credited to income tax expense in the period of enactment.

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

Sales Taxes. The Company is deemed to be an agent when collecting sales taxes from customers. Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated statements of earnings as revenues and expenses.

Start-Up Costs. Noncapital start-up costs for new facilities and products are charged to operations as incurred.

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss. Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of comprehensive earnings.

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation and is presented on the Company’s consolidated balance sheets.

Form 10-K ♦ Page 83

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The components of the changes in accumulated other comprehensive loss and related cumulative noncurrent deferred tax assets are as follows:

years ended December 31	Pension and Postretirement Benefit Plans	Foreign Currency	Total
(in millions)	2022
Accumulated other comprehensive loss at beginning of period	$(97.6)	$—	$(97.6)
Other comprehensive earnings (loss) before reclassifications, net of tax	51.6	(2.0)	49.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	9.5	—	9.5
Other comprehensive earnings (loss), net of tax	61.1	(2.0)	59.1
Accumulated other comprehensive loss at end of period	$(36.5)	$(2.0)	$(38.5)
Cumulative noncurrent deferred tax assets at end of period	$50.1	$—	$50.1

	2021
Accumulated other comprehensive loss at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	51.3	0.3	51.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	9.2	—	9.2
Other comprehensive earnings, net of tax	60.5	0.3	60.8
Accumulated other comprehensive loss at end of period	$(97.6)	$—	$(97.6)
Cumulative noncurrent deferred tax assets at end of period	$69.7	$—	$69.7

	2020
Accumulated other comprehensive loss at beginning of period	$(144.9)	$(0.9)	$(145.8)
Other comprehensive (loss) earnings before reclassifications, net of tax	(26.6)	0.6	(26.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	13.4	—	13.4
Other comprehensive (loss) earnings, net of tax	(13.2)	0.6	(12.6)
Accumulated other comprehensive loss at end of period	$(158.1)	$(0.3)	$(158.4)
Cumulative noncurrent deferred tax assets at end of period	$89.4	$—	$89.4

Reclassifications out of accumulated other comprehensive loss are as follows:

years ended December 31 (in millions)	2022	2021	2020	Affected line items in the consolidated statements of earnings
Pension and postretirement benefit plans:
Settlement charge	$4.6	$—	$3.7
Amortization of:
Prior service cost (credit)	4.0	—	(0.1)
Actuarial loss	3.7	12.1	14.3
	12.3	12.1	17.9	Other nonoperating income, net
Tax effect	(2.8)	(2.9)	(4.5)	Income tax expense
Total	$9.5	$9.2	$13.4

Form 10-K ♦ Page 84

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

The following table reconciles the numerator and denominator for basic and diluted earnings from continuing operations per common share:

years ended December 31 (in millions)	2022	2021	2020
Net earnings from continuing operations attributable to Martin Marietta	$856.3	$702.0	$721.0
Less: distributed and undistributed earnings attributable to unvested participating securities	—	0.2	0.6
Basic and diluted net earnings from continuing operations attributable to common shareholders attributable to Martin Marietta	$856.3	$701.8	$720.4

Basic weighted-average common shares outstanding	62.3	62.4	62.3
Effect of dilutive employee and director awards	0.2	0.2	0.1
Diluted weighted-average common shares outstanding	62.5	62.6	62.4

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

Future revenues from unsatisfied performance obligations at December 31, 2022, 2021 and 2020 were $239.2 million, $153.9 million and $110.1 million, respectively, where the remaining periods to complete these obligations ranged from two months to 34 months at December 31, 2022 and three months to 12 months at December 31, 2021 and 2020.

Form 10-K ♦ Page 85

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Revenue by Category. Service revenues, which include paving operations located in California and Colorado, were $353.7 million, $259.1 million and $287.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents the Company’s total revenues by category for each reportable segment:

years ended December 31	Products and Services	Freight	Total
(in millions)	2022
East Group	$2,324.1	$144.0	$2,468.1
West Group	3,128.4	260.2	3,388.6
Total Building Materials business	5,452.5	404.2	5,856.7
Magnesia Specialties	278.0	26.0	304.0
Total	$5,730.5	$430.2	$6,160.7

	2021
East Group	$2,161.6	$141.4	$2,303.0
West Group	2,648.4	163.9	2,812.3
Total Building Materials business	4,810.0	305.3	5,115.3
Magnesia Specialties	274.7	24.0	298.7
Total	$5,084.7	$329.3	$5,414.0

	2020
East Group	$1,826.6	$122.5	$1,949.1
West Group	2,384.6	153.5	2,538.1
Total Building Materials business	4,211.2	276.0	4,487.2
Magnesia Specialties	220.9	21.8	242.7
Total	$4,432.1	$297.8	$4,729.9

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

December 31
(in millions)	2022	2021
Costs in excess of billings	$5.1	$4.3
Billings in excess of costs	$10.5	$7.8

Revenues recognized from the beginning balance of contract liabilities for the years ended December 31, 2022 and 2021 were $7.7 million and $13.6 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer. Included in Other current assets on the Company’s consolidated balance sheets, retainage was $13.4 million and $10.5 million at December 31, 2022 and 2021, respectively.

Note C: Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

Total revenues and earnings from operations attributable to continuing operations acquired in 2021 (as subsequently described) included in the consolidated statement of earnings were $338.6 million and $12.1 million, respectively, for the year ended December 31, 2021. Total acquisition and integration expenses were $57.9 million for the year ended December 31, 2021 and were primarily related to the acquisition of Lehigh Hanson, Inc.'s West Region business (Lehigh West Region).

Lehigh West Region. In October 2021, the Company completed the acquisition of Lehigh West Region for $2.26 billion. The acquisition was primarily financed using proceeds from the issuance of publicly traded debt. These operations provided an upstream, materials-led growth platform across several of the nation’s largest and fastest-growing megaregions in California and

Form 10-K ♦ Page 86

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Arizona, solidifying the Company’s position as a leading coast-to-coast aggregates producer. The results from the acquired business are included in the Company’s West Group.

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. Notably, during the year ended December 31, 2022, the Company reduced the acquisition-date fair value of intangible assets, other than goodwill, by $119.5 million; increased the acquisition-date fair value of asset retirement obligations and other liabilities assumed by $115.7 million; and increased goodwill by $233.1 million. As of December 31, 2022, the measurement period is closed. The following is a summary of the fair values of the assets acquired and the liabilities assumed as of the acquisition date:

(in millions)
Assets:
Inventories	$90.9
Property, plant and equipment[1]	847.5
Intangible assets, other than goodwill	431.5
Goodwill	1,222.3
Other assets	54.4
Total Assets	2,646.6
Liabilities:
Asset retirement obligations	247.5
Operating and finance lease liabilities	57.5
Other liabilities	77.0
Total Liabilities	382.0
Total Consideration	$2,264.6
1.
Includes mineral reserves of $332.0 million.

Goodwill represents the excess purchase price over the fair values of assets acquired and liabilities assumed and reflects projected operating synergies from the transaction, including expected overhead savings. Amortization of the goodwill generated by the transaction is deductible for income tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Lehigh West Region as though the companies were combined as of January 1, 2020. Financial information for periods prior to the October 1, 2021 acquisition date included in the pro forma earnings does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that may result from the combination. Consistent with the assumed acquisition date of January 1, 2020, the pro forma financial results for the year ended December 31, 2020 include acquisition and integration expenses of $46.8 million.

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

The pro forma financial information excludes the acquired cement and California ready mix businesses, which were classified as assets held for sale and reported as discontinued operations as of and for the year ended December 31, 2021.

Southern Crushed Concrete. In July 2021, the Company acquired the assets of Southern Crushed Concrete (SCC), a leading producer in the Houston area of recycled concrete, which is principally used as a base aggregates product in infrastructure, commercial and residential construction applications. The Company determined the acquisition-date fair values of the assets acquired and liabilities assumed. Notably, during the year ended December 31, 2022, the Company reduced the acquisition-date fair value of intangible assets, other than goodwill, by $64.0 million and increased goodwill by $64.7 million. As of December 31, 2022, the measurement period is closed. Amortization of the goodwill generated by the transaction is deductible for income tax purposes. The results from the acquired business are reported in the Company’s West Group and are immaterial for pro forma financial statement disclosures.

Form 10-K ♦ Page 87

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Tiller Corporation. In April 2021, the Company completed the acquisition of Tiller Corporation (Tiller), a leading aggregates and hot mix asphalt supplier in the Minneapolis/St. Paul region, one of the largest and fastest-growing midwestern metropolitan areas. The Tiller acquisition complemented the Company’s existing product offerings in the surrounding areas. The Company determined the acquisition-date fair values of the assets acquired and liabilities assumed. As of December 31, 2022, the measurement period is closed. Amortization of the goodwill generated by the transaction is deductible for income tax purposes. The results from the acquired business are reported in the Company’s East Group and are immaterial for pro forma financial statement disclosures.

Divestitures

On August 9, 2022, the Company announced a definitive agreement to sell its Tehachapi, California cement plant and related distribution terminals for $350.0 million in cash, subject to regulatory approval and customary closing conditions. These operations are classified as assets held for sale and reported as discontinued operations as of and for the years ended December 31, 2022 and 2021.

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

In April 2022, the Company divested its Colorado and Central Texas ready mixed concrete operations to Smyrna Ready Mix Concrete LLC. This transaction optimized the Company's aggregates-led portfolio and improved its ability to generate more attractive margins over the long term by reducing both business cyclicality and exposure to raw material cost inflation. The transaction resulted in a pretax gain of $151.9 million, which is included in Other operating income, net, on the Company's consolidated statement of earnings for the year ended December 31, 2022 and is inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture are all reported in the West Group.

Discontinued Operations

Discontinued operations are comprised of the cement and California ready mix businesses acquired as part of the Lehigh West Region transaction. Financial results for the Company's discontinued operations were as follows:

years ended December 31 (in millions)	2022	2021
Total revenues	$308.6	$79.2

Pretax earnings from operations	$16.2	$6.6
Pretax loss on divestiture	(0.7)	(6.0)
Pretax earnings	15.5	0.6
Income tax expense	5.0	0.1
Earnings from discontinued operations, net of income tax expense	$10.5	$0.5

Total cash provided by operating and investing activities for discontinued operations was $202.8 million in 2022, which included $249.9 million of proceeds from divestitures and $15.5 million of capital expenditures. Total cash used for operating and investing activities for 2021 was $11.9 million.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at December 31, 2022 included a cement plant in Tehachapi, California; related cement distribution terminals; the California ready mixed concrete plants not sold as part of the aforementioned Redding transaction; and certain investment properties. At December 31, 2021, assets and liabilities held for sale also included the Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations that were sold in June 2022.

Form 10-K ♦ Page 88

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Assets and liabilities held for sale were as follows:

	2022			2021
December 31 (in millions)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Inventories, net	$—	$31.3	$31.3	$—	$53.1	$53.1
Investment land	40.6	—	40.6	32.7	—	32.7
Other assets	—	1.3	1.3	—	16.4	16.4
Total current assets held for sale	$40.6	$32.6	$73.2	$32.7	$69.5	$102.2

Property, plant and equipment	$—	$124.5	$124.5	$—	$226.0	$226.0
Intangible assets, excluding goodwill	—	208.5	208.5	—	264.9	264.9
Operating lease right-of-use assets	—	12.1	12.1	—	18.1	18.1
Goodwill	—	31.9	31.9	—	109.3	109.3
Other assets	—	—	—	—	4.6	4.6
Valuation allowance for loss on sale	—	(4.5)	(4.5)	—	(6.0)	(6.0)
Total noncurrent assets held for sale	$—	$372.5	$372.5	$—	$616.9	$616.9

Lease obligations	$—	$(4.5)	$(4.5)	$—	$(7.5)	$(7.5)
Total current liabilities held for sale	$—	$(4.5)	$(4.5)	$—	$(7.5)	$(7.5)

Lease obligations	$—	$(4.1)	$(4.1)	$—	$(22.0)	$(22.0)
Asset retirement obligations	—	(17.7)	(17.7)	—	(31.5)	(31.5)
Total noncurrent liabilities held for sale	$—	$(21.8)	$(21.8)	$—	$(53.5)	$(53.5)

Note D: Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

December 31	East Group	West Group	Total
(in millions)	2022
Balance at beginning of period	$759.4	$2,735.0	$3,494.4
Acquisitions	—	3.7	3.7
Goodwill reclassified from assets held for sale	—	8.1	8.1
Divestitures	—	(159.7)	(159.7)
Measurement period adjustments	5.0	298.0	303.0
Balance at end of period	$764.4	$2,885.1	$3,649.5

	2021
Balance at beginning of period	$572.5	$1,841.5	$2,414.0
Acquisitions	186.9	893.5	1,080.4
Balance at end of period	$759.4	$2,735.0	$3,494.4

Form 10-K ♦ Page 89

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Intangible assets subject to amortization consist of the following:

December 31	Gross Amount	Accumulated Amortization	Net Balance
(in millions)	2022
Noncompetition agreements	$4.1	$(4.0)	$0.1
Customer relationships	423.7	(62.7)	361.0
Operating permits	502.2	(61.4)	440.8
Use rights and other	13.9	(12.4)	1.5
Trade names	23.3	(14.7)	8.6
Total	$967.2	$(155.2)	$812.0

	2021
Noncompetition agreements	$4.2	$(4.1)	$0.1
Customer relationships	425.3	(49.2)	376.1
Operating permits	697.3	(56.6)	640.7
Use rights and other	16.3	(13.9)	2.4
Trade names	23.3	(13.6)	9.7
Total	$1,166.4	$(137.4)	$1,029.0

Intangible assets subject to amortization decreased in 2022 due to measurement period adjustments to acquisition-date fair values and the divestiture of the Company's Colorado and Central Texas ready mixed concrete businesses (see Note C).

Intangible assets deemed to have an indefinite life that are therefore not amortized consist of the following:

December 31	Building Materials Business	Magnesia Specialties	Total
(in millions)	2022
Operating permits	$6.6	$—	$6.6
Use rights	26.7	—	26.7
Trade names	—	2.5	2.5
Total	$33.3	$2.5	$35.8

	2021
Operating permits	$6.6	$—	$6.6
Use rights	26.7	—	26.7
Trade names	0.2	2.5	2.7
Total	$33.5	$2.5	$36.0

Total amortization expense for intangible assets for the years ended December 31, 2022, 2021 and 2020 was $26.6 million, $24.0 million and $13.4 million, respectively. The intangible assets classified as held for sale are not being amortized.

The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

(in millions)
2023	$28.1
2024	28.0
2025	27.9
2026	26.6
2027	25.8
Thereafter	675.6
Total	$812.0

Form 10-K ♦ Page 90

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note E: Accounts Receivable, Net

December 31
(in millions)	2022	2021
Customer receivables	$781.0	$767.5
Other current receivables	15.9	12.3
Total accounts receivable	796.9	779.8
Less: allowance for estimated credit losses	(11.0)	(5.8)
Accounts receivable, net	$785.9	$774.0

Of the total accounts receivable, net, balances, $3.0 million and $4.5 million at December 31, 2022 and 2021, respectively, were due from unconsolidated affiliates.

Note F: Inventories, Net

December 31 (in millions)	2022	2021
Finished products	$932.4	$713.3
Products in process	24.8	30.1
Raw materials	71.7	69.6
Supplies and expendable parts	153.1	153.9
Total inventories	1,182.0	966.9
Less: allowances	(308.3)	(214.3)
Inventories, net	$873.7	$752.6

Note G: Property, Plant and Equipment, Net

December 31
(in millions)	2022	2021
Land and land improvements	$1,519.2	$1,530.1
Mineral reserves and interests	2,917.8	2,924.5
Buildings	164.1	169.6
Machinery and equipment	5,484.5	5,357.7
Construction in progress	338.5	162.2
Finance lease right-of-use assets	236.9	225.9
Total property, plant and equipment	10,661.0	10,370.0
Less: accumulated depreciation, depletion and amortization	(4,344.3)	(4,032.0)
Property, plant and equipment, net	$6,316.7	$6,338.0

Depreciation, depletion and amortization expense related to property, plant and equipment was $472.8 million, $422.4 million and $376.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases.

Interest of $2.7 million, $5.6 million and $4.2 million was capitalized during 2022, 2021 and 2020, respectively.

At December 31, 2022 and 2021, $38.4 million and $44.9 million, respectively, of the Building Materials business’ property, plant and equipment, net, were located in foreign countries, namely The Bahamas and Canada.

Form 10-K ♦ Page 91

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note H: Long-Term Debt

December 31 (in millions)	2022	2021
0.650% Senior Notes, due 2023 (discharged)	$699.1	$697.4
4.250% Senior Notes, due 2024	398.9	398.3
7% Debentures, due 2025	124.7	124.6
3.450% Senior Notes, due 2027	298.3	297.9
3.500% Senior Notes, due 2027	491.5	496.4
2.500% Senior Notes, due 2030	470.5	491.1
2.400% Senior Notes, due 2031	888.6	891.8
6.25% Senior Notes, due 2037	228.4	228.3
4.250% Senior Notes, due 2047	590.2	592.1
3.200% Senior Notes, due 2051	849.8	882.9
Other notes	—	0.1
Total debt	5,040.0	5,100.9
Less: current maturities	(699.1)	(0.1)
Long-term debt	$4,340.9	$5,100.8

On September 29, 2022, the Company satisfied and discharged the 0.650% Senior Notes, which were issued in July 2021. In connection with the satisfaction and discharge, the Company irrevocably deposited funds with Regions Bank, as trustee under the indenture governing the 0.650% Senior Notes, in an amount sufficient to satisfy all remaining principal and interest payments on the 0.650% Senior Notes. Holders of the 0.650% Senior Notes will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate (and on the dates) set forth in the 0.650% Senior Notes indenture. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the 0.650% Senior Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. Because the discharge did not represent a legal defeasance, the 0.650% Senior Notes remain on the Company's consolidated balance sheet at December 31, 2022 and will continue to accrete to their par value over the period until maturity in July 2023. Additionally, the related trust assets are included in Restricted investments (to satisfy discharged debt and related interest) on the Company's consolidated balance sheet at December 31, 2022.

In July 2021, the Company issued the 0.650% Senior Notes, $900.0 million aggregate principal amount of 2.400% Senior Notes due 2031 (the 2.400% Senior Notes) and $900.0 million aggregate principal amount of 3.200% Senior Notes due 2051 (the 3.200% Senior Notes). The Company used the net proceeds to pay the consideration for the acquisition of the Lehigh West Region business and for general corporate purposes. See Note C for more information on the Lehigh West Region acquisition.

The Company’s 4.250% Senior Notes due 2024, 7% Debentures due 2025, 3.450% Senior Notes due 2027, 3.500% Senior Notes due 2027, 2.500% Senior Notes due 2030, 2.400% Senior Notes due 2031, 6.25% Senior Notes due 2037, 4.250% Senior Notes due 2047 and 3.200% Senior Notes due 2051 (collectively, the Senior Notes) are senior unsecured obligations of the Company, ranking equal in right of payment with the Company’s existing and future unsubordinated indebtedness. The Senior Notes, with the exception of the 7% Debentures due 2025 and the 6.25% Senior Notes due 2037, are redeemable prior to their respective par call dates, as defined, at a make-whole redemption price, and at a price equal to 100% of the principal amount after their respective par call dates and prior to their respective maturity dates. The 6.25% Senior Notes due 2037 are redeemable in whole at any time or in part from time to time at a make-whole redemption price. Upon a change-of-control repurchase event and a resulting below-investment-grade credit rating, the Company would be required to make an offer to repurchase all outstanding Senior Notes, with the exception of the 7% Debentures due 2025, at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest.

During the year ended December 31, 2022, the Company repurchased $67.7 million (par value) of it Senior Notes.

Form 10-K ♦ Page 92

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Senior Notes, including the discharged 0.650% Senior Notes, are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The principal amount, effective interest rate and maturity date for the Senior Notes, including the discharged 0.650% Senior Notes, are as follows:

	Principal Amount (in millions)	Effective Interest Rate	Maturity Date
0.650% Senior Notes (discharged)	$700.0	0.78%	July 15, 2023
4.250% Senior Notes	$400.0	4.40%	July 2, 2024
7% Debentures	$125.0	7.05%	December 1, 2025
3.450% Senior Notes	$300.0	3.55%	June 1, 2027
3.500% Senior Notes	$494.6	3.61%	December 15, 2027
2.500% Senior Notes	$478.0	2.70%	March 15, 2030
2.400% Senior Notes	$895.9	2.48%	July 15, 2031
6.25% Senior Notes	$230.0	6.32%	May 1, 2037
4.250% Senior Notes	$597.9	4.32%	December 15, 2047
3.200% Senior Notes	$865.9	3.29%	July 15, 2051

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $800.0 million five-year senior unsecured revolving facility (the Revolving Facility). Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Credit Agreement as of December 31, 2022 and 2021. On December 22, 2022, the Company amended the Credit Agreement to replace the London InterBank Offered Rate (LIBOR) with SOFR as the interest rate benchmark and extend the maturity date to December 21, 2027. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At December 31, 2022 and 2021, the Company had $2.6 million of outstanding letters of credit issued and $797.4 million available for borrowing under the Revolving Facility. The Company paid the bank group an upfront loan commitment fee that is being amortized over the life of the Revolving Facility. The Revolving Facility includes an annual facility fee.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed later), consolidated debt, as defined, which includes debt for which the Company is a guarantor (see Note O), shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2022.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). On September 21, 2022, the Company extended the maturity to September 20, 2023. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., MUFG Bank, Ltd., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.65% for borrowings funded by conduit lenders and Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. At December 31, 2022 and 2021, there were no borrowings outstanding under the Trade Receivable Facility.

Form 10-K ♦ Page 93

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company’s long-term debt maturities, including the discharged 0.650% Senior Notes, for the five years following December 31, 2022, and thereafter are:

(in millions)
2023	$699.1
2024	398.9
2025	124.7
2026	—
2027	789.8
Thereafter	3,027.5
Total	$5,040.0

Note I: Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, restricted investments, accounts receivable, notes receivable, accounts payable, publicly-registered long-term notes, debentures and other long-term debt.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposit accounts with financial institutions. The Company’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Restricted cash is held in a trust account with a third-party intermediary. Due to the short-term nature of this account, the carrying value of restricted cash approximates its fair value.

Restricted investments are held in a fund that invests solely in U.S. Treasury securities. The estimated fair value of the fund is valued at net asset value, which the fund seeks to maintain at one dollar per share. As such, the carrying value of the restricted investments approximates its fair value. The Company is restricted from accessing the investments, which will be used to settle the 0.650% Senior Notes and related interest payments. Investment returns on those trust assets are for the account of the Company if there are any after satisfaction of all amounts payable in connection with the 0.650% Senior Notes.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, Colorado, North Carolina, Minnesota and California. The carrying values of accounts receivable approximate their fair values.

Notes receivable are primarily promissory notes with customers and are not publicly traded. Management estimates that the carrying value of notes receivable approximates its fair value.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $5.04 billion and $4.36 billion, respectively, at December 31, 2022 and $5.10 billion and $5.45 billion, respectively, at December 31, 2021. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices. The carrying values of other borrowings, which primarily represent variable-rate debt, approximate their fair value as the interest rates reset periodically.

Form 10-K ♦ Page 94

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note J: Income Taxes

The components of the Company’s income tax expense from continuing operations are as follows:

years ended December 31 (in millions)	2022	2021	2020
Federal income taxes:
Current	$174.9	$66.3	$91.9
Deferred	18.0	61.4	45.4
Total federal income taxes	192.9	127.7	137.3
State income taxes:
Current	35.1	18.7	21.0
Deferred	5.3	6.5	8.7
Total state income taxes	40.4	25.2	29.7
Foreign income taxes:
Current	1.2	—	1.2
Deferred	0.3	0.3	—
Total foreign income taxes	1.5	0.3	1.2
Income tax expense	$234.8	$153.2	$168.2

For the years ended December 31, 2022, 2021 and 2020, there was a foreign pretax loss of $2.3 million, and earnings of $7.5 million and $8.9 million, respectively.

The Company’s effective income tax rate on continuing operations varied from the statutory United States income tax rate because of the following tax differences:

years ended December 31	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
(Reduction) increase resulting from:
Effect of statutory depletion	(2.4)	(3.5)	(2.8)
State income taxes, net of federal tax benefit	2.9	2.3	2.6
Federal tax credits	(0.9)	(1.4)	(1.3)
Other items	0.9	(0.5)	(0.6)
Effective income tax rate	21.5%	17.9%	18.9%

The higher 2022 effective tax rate versus 2021 and 2020 was primarily driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

The statutory depletion deduction for all years is calculated as a percentage of sales, subject to certain limitations. Due to these limitations, the impact of changes in the sales volumes and earnings may not proportionately affect the Company’s statutory depletion deduction and the corresponding impact on the effective income tax rate.

In 2022, 2021 and 2020, the Company financed third-party railroad track maintenance. In exchange, the Company received federal income tax credits and tax deductions.

Form 10-K ♦ Page 95

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The principal components of the Company’s deferred tax assets and liabilities are as follows:

December 31	Deferred Assets (Liabilities)
(in millions)	2022	2021
Deferred tax assets related to:
Inventories	$85.5	$100.2
Valuation and other reserves	30.9	23.3
Net operating loss carryforwards	3.6	2.6
Accumulated other comprehensive loss	50.1	69.7
Lease liabilities	139.6	150.1
Other items, net	1.9	2.2
Gross deferred tax assets	311.6	348.1
Valuation allowance on deferred tax assets	(2.6)	(2.8)
Total net deferred tax assets	309.0	345.3
Deferred tax liabilities related to:
Property, plant and equipment	(843.8)	(840.6)
Goodwill and other intangibles	(143.9)	(160.2)
Right-of-use assets	(140.8)	(155.2)
Partnerships and joint ventures	(32.5)	(29.1)
Employee benefits	(62.3)	(55.5)
Total deferred tax liabilities	(1,223.3)	(1,240.6)
Deferred income taxes, net	$(914.3)	$(895.3)

The Company had $1.3 million of domestic federal net operating loss (NOL) carryforwards at December 31, 2022 and 2021. The Company had domestic state NOL carryforwards of $55.3 million and $40.7 million at December 31, 2022 and 2021, respectively. These carryforwards have various expiration dates through 2042. At December 31, 2022 and 2021, deferred tax assets associated with these carryforwards were $3.6 million and $2.6 million, respectively, net of the federal benefit of the state deduction, for which valuation allowances of $2.1 million and $2.2 million, respectively, were recorded. The Company also had domestic state tax credit carryforwards of $1.3 million and $0.9 million at December 31, 2022 and 2021, respectively, which have various expiration dates through 2042. At December 31, 2022 and 2021, deferred tax assets associated with these carryforwards were $1.0 million and $0.7 million, respectively, net of the federal benefit of the state deduction.

The Company expects to reinvest the earnings from its wholly-owned Canadian and Bahamian subsidiaries indefinitely, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation was immaterial at December 31, 2022 and 2021.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and correlative effects of $0.2 million for the years ended December 31, 2022, 2021 and 2020:

years ended December 31 (in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$5.4	$8.2	$25.5
Gross increases – tax positions in prior years	—	0.5	0.2
Gross decreases – tax positions in prior years	—	—	—
Gross increases – tax positions in current year	0.2	0.1	0.1
Gross decreases – tax positions in current year	—	—	(0.2)
Lapse of statute of limitations	(2.0)	(3.4)	(17.4)
Unrecognized tax benefits at end of year	$3.6	$5.4	$8.2

Amount that, if recognized, would favorably impact the effective tax rate	$3.7	$5.5	$6.4

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not initiated by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities. For the year ended December 31, 2022, $2.1 million was reversed into income upon the statute of limitations expiration for 2018. For the year ended December 31, 2021, $1.6 million was reversed into income upon the statute of limitations expiration for 2017. For the

Form 10-K ♦ Page 96

Part II ♦ Item 8 – Financial Statements and Supplementary Data

year ended December 31, 2020, $9.7 million was reversed into income upon the statute of limitations expiration for 2016 and all prior open tax years. Management believes its accrual for unrecognized tax benefits is sufficient to cover uncertain tax positions reviewed during audits by taxing authorities.

The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease up to $2.0 million, excluding interest and correlative effects, during the twelve months ending December 31, 2023, due to the expiration of the statutes of limitations for the 2019 tax year.

The Company’s tax years subject to federal, state or foreign examinations are 2018 through 2022.
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

The measurement date for the Company’s defined benefit plans, postretirement benefit plans and postemployment benefit plans is December 31. During 2022, the Company amended its qualified pension plan to provide an enhanced benefit for eligible hourly active participants who retire subsequent to April 30, 2022, which resulted in a remeasurement of the qualified pension plan as of February 28, 2022. The remeasurement increased the defined benefit plans’ unrecognized prior service cost by $47.6 million.

Defined Benefit Retirement Plans. Defined retirement benefits for salaried employees are based on each employee’s years of service and average compensation for a specified period of time before retirement. Defined retirement benefits for hourly employees are generally stated amounts for specified periods of service.

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

The net periodic benefit cost of defined benefit plans includes the following components:

years ended December 31 (in millions)	2022	2021	2020
Service cost	$48.1	$46.2	$39.2
Interest cost	41.2	35.7	37.1
Expected return on assets	(77.3)	(70.5)	(58.4)
Amortization of:
Prior service cost	4.9	0.8	0.7
Actuarial loss	3.9	12.2	14.5
Settlement charge	4.6	—	3.7
Net periodic benefit cost	$25.4	$24.4	$36.8

The components of net periodic benefit cost, other than service cost, are included in the line item Other nonoperating income, net, in the consolidated statements of earnings. Based on the roles of the employees, service cost is included in Cost of revenues – products and services or Selling, general and administrative expenses line items in the consolidated statements of earnings.

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

Form 10-K ♦ Page 97

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company recognized the following amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2022	2021	2020
Actuarial (gain) loss	$(114.5)	$(67.5)	$34.7
Prior service cost	48.1	—	—
Amortization of:
Prior service cost	(4.9)	(0.8)	(0.7)
Actuarial loss	(3.9)	(12.2)	(14.5)
Settlement charge	(4.6)	—	(3.7)
Total	$(79.8)	$(80.5)	$15.8

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit cost:

December 31	2022		2021
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service cost	$48.2	$20.3	$5.1	$3.0
Actuarial loss	43.2	18.2	166.2	97.0
Total	$91.4	$38.5	$171.3	$100.0

The defined benefit plans’ change in projected benefit obligation is as follows:

years ended December 31
(in millions)	2022	2021
Net projected benefit obligation at beginning of year	$1,135.5	$1,111.9
Service cost	48.1	46.2
Interest cost	41.2	35.7
Actuarial gain	(363.3)	(16.2)
Gross benefits paid	(52.0)	(42.1)
Plan amendments	48.1	—
Net projected benefit obligation at end of year	$857.6	$1,135.5

The actuarial gain in 2022 was primarily attributable to a higher discount rate compared with the prior year.

The Company’s change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2022	2021
Fair value of plan assets at beginning of year	$1,200.3	$1,037.9
Actual return on plan assets, net	(171.4)	121.7
Employer contributions	90.2	82.8
Gross benefits paid	(52.0)	(42.1)
Fair value of plan assets at end of year	$1,067.1	$1,200.3

December 31
(in millions)	2022	2021
Funded status of the plan at end of year	$209.5	$64.8
Accrued benefit credit	$209.5	$64.8

Form 10-K ♦ Page 98

Part II ♦ Item 8 – Financial Statements and Supplementary Data

December 31
(in millions)	2022	2021
Amounts recognized on consolidated balance sheets consist of:
Noncurrent asset	$295.3	$179.2
Current liability	(6.8)	(14.8)
Noncurrent liability	(79.0)	(99.6)
Net amount recognized at end of year	$209.5	$64.8

The accumulated benefit obligation for all defined benefit pension plans was $789.6 million and $1.00 billion at December 31, 2022 and 2021, respectively.

Benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

December 31
(in millions)	2022	2021
Projected benefit obligation	$86.3	$115.0
Accumulated benefit obligation	$79.5	$101.8
Fair value of plan assets	$0.5	$0.7

Weighted-average assumptions used to determine benefit obligations as of December 31 are:

	2022	2021
Discount rate	5.88%	3.23%
Rate of increase in future compensation levels	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are:

	2022	2021	2020
Discount rate	3.44%	3.16%	3.69%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%

The expected long-term rate of return on assets is based on a building-block approach, whereby the components are weighted based on the allocation of pension plan assets.

As of December 31, 2022 and 2021, the Company estimated the remaining lives of participants in the pension plans using the Pri-2012 Base tables. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; both tables were adjusted to reflect the experience of the Company’s participants. The Company used the MP-2020 mortality improvement scale for the years 2022 and 2021.

Retirement plan assets are invested in listed stocks, bonds, real estate, private infrastructure and cash equivalents. The target allocation for 2022 and the actual pension plan asset allocation by asset class are as follows:

	Percentage of Plan Assets
	2022
	Target	December 31
Asset Class	Allocation	2022	2021
Equity securities	56%	54%	59%
Debt securities	28%	24%	27%
Real estate	10%	14%	7%
Private infrastructure	6%	8%	7%
Total	100%	100%	100%

The Company’s investment strategy is for equity securities to be invested in mid-sized to large capitalization U.S. funds, and small capitalization, international and emerging growth funds. Debt securities, or fixed income investments, are invested in funds benchmarked to the Barclays U.S. Aggregate Bond Index.

Form 10-K ♦ Page 99

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The fair values of pension plan assets by asset class and fair value hierarchy level are as follows:

	Fair Value Measurements
December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value	Total Fair Value
(in millions)	2022
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$291.6	$291.6
Small cap, international and emerging growth funds	—	—	—	287.2	287.2
Debt securities[1]:
Core fixed income	—	—	—	249.1	249.1
Real estate	—	—	—	151.5	151.5
Private infrastructure	—	—	—	83.1	83.1
Cash equivalents	0.2	—	—	4.4	4.6
Total	$0.2	$—	$—	$1,066.9	$1,067.1

	2021
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$351.6	$351.6
Small cap, international and emerging growth funds	—	—	—	354.5	354.5
Debt securities[1]:
Core fixed income	—	—	—	319.3	319.3
Real estate	—	—	—	86.6	86.6
Private infrastructure	—	—	—	78.5	78.5
Hedge funds	—	—	—	5.9	5.9
Cash equivalents	3.9	—	—	—	3.9
Total	$3.9	$—	$—	$1,196.4	$1,200.3

1.
These investments are common collective investment trusts valued using the net asset value (NAV) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund.

Real estate investments are stated at estimated fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Real estate investments are valued at NAV based on the plan’s proportionate shares of the real estate funds’ fair value as recorded by the trustees/general partner of the funds. The funds are real estate investment trust based funds that offer participation in an actively managed, primarily core portfolio of equity real estate. The funds allocate gains, losses and expenses to investors based on the ownership percentage to determine the NAV. Private infrastructure assets represent investments in a fund that is stated at fair value. For financial assets in the fund that are actively traded in organized financial markets, fair value is based on exchange-quoted market prices. For investments in a fund for which there is no quoted market price, fair value is determined by the trustees/general partner of the fund based on discounted expected future cash flows prepared by third-party professionals. The value of hedge funds is based on the values of the sub-fund investments. In determining the fair value of each sub-fund’s investment, the hedge funds’ board of trustees uses the values provided by the sub-funds and any other considerations that may, in its judgment, increase or decrease such estimated value.

In 2022 and 2021, the Company made combined pension plan and SERP contributions of $90.2 million and $82.8 million, respectively. The Company currently estimates that it will contribute $36.5 million to its pension plans in 2023.

Form 10-K ♦ Page 100

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The expected benefit payments to be paid from plan assets for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2023	$51.0
2024	$52.9
2025	$53.5
2026	$55.3
2027	$58.3
Years 2028 -2032	$316.9

Postretirement Benefits. The net periodic benefit credit for postretirement plans includes the following components:

years ended December 31
(in millions)	2022	2021	2020
Interest cost	$0.4	$0.3	$0.4
Amortization of:
Prior service credit	(0.9)	(0.8)	(0.8)
Actuarial gain	(0.2)	(0.1)	(0.2)
Total net periodic benefit credit	$(0.7)	$(0.6)	$(0.6)

The components of net periodic benefit credit, other than service cost, are included in the line item Other nonoperating income, net, in the consolidated statements of earnings.

The Company recognized the following amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2022	2021	2020
Actuarial (gain) loss	$(2.0)	$(0.6)	$0.5
Amortization of:
Prior service credit	0.9	0.8	0.8
Actuarial gain	0.2	0.1	0.2
Total	$(0.9)	$0.3	$1.5

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit credit:

December 31	2022		2021
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service credit	$(0.7)	$(0.3)	$(1.5)	$(0.9)
Actuarial gain	(4.1)	(1.7)	(2.4)	(1.4)
Total	$(4.8)	$(2.0)	$(3.9)	$(2.3)

The postretirement health care plans’ change in benefit obligation is as follows:

years ended December 31
(in millions)	2022	2021
Net benefit obligation at beginning of year	$11.4	$12.6
Interest cost	0.4	0.3
Participants’ contributions	0.6	0.6
Actuarial gain	(1.9)	(0.6)
Gross benefits paid	(1.6)	(1.5)
Net benefit obligation at end of year	$8.9	$11.4

Form 10-K ♦ Page 101

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The postretirement health care plans’ change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2022	2021
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.0	0.9
Participants’ contributions	0.6	0.6
Gross benefits paid	(1.6)	(1.5)
Fair value of plan assets at end of year	$—	$—

December 31
(in millions)	2022	2021
Funded status of the plan at end of year	$(8.9)	$(11.4)
Accrued benefit cost	$(8.9)	$(11.4)

December 31
(in millions)	2022	2021
Amounts recognized on consolidated balance sheets consist of:
Current liability	$(1.0)	$(1.2)
Noncurrent liability	(7.9)	(10.2)
Net amount recognized at end of year	$(8.9)	$(11.4)

Weighted-average assumptions used to determine the postretirement benefit obligation as of December 31 are:

	2022	2021
Discount rate	6.02%	3.02%

Weighted-average assumptions used to determine net postretirement benefit credit for the years ended December 31 are:

	2022	2021	2020
Discount rate	3.02%	2.48%	3.29%

As of December 31, 2022 and 2021, the Company estimated the remaining lives of participants in the postretirement benefit plans using the Pri-2012 Base tables. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; both tables were adjusted to reflect the experience of the Company’s participants. The Company used the MP-2020 mortality improvement scale for the years 2022 and 2021.

Assumed health care cost trend rates at December 31 are:

	2022	2021
Health care cost trend rate assumed for next year	6.75%	6.25%
Rate to which the cost trend rate gradually declines	4.75%	4.75%
Year the rate reaches the ultimate rate	2031	2028

The Company estimates that it will contribute $1.0 million to its postretirement health care plans in 2023.

The total expected benefit payments to be paid by the Company, net of participant contributions, for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2023	$1.0
2024	$1.3
2025	$1.2
2026	$1.1
2027	$1.0
Years 2028 -2032	$3.9

Form 10-K ♦ Page 102

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Defined Contribution Plan. The Company maintains a defined contribution plan that covers substantially all employees. This plan, qualified under Section 401(a) of the Internal Revenue Code, is a retirement savings and investment plan for the Company’s salaried and hourly employees. Under certain provisions of the plan, the Company matches employees’ eligible contributions at established rates. The Company’s matching obligations were $23.1 million in 2022, $20.5 million in 2021 and $17.9 million in 2020.

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

The following table summarizes information for restricted stock awards and incentive compensation stock awards for 2022:

	Restricted Stock - Service Based		Restricted Stock - Performance Based		Incentive Compensation Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
January 1, 2022	216,075	$237.80	118,323	$266.76	37,858	$288.68
Awarded	65,213	$362.77	33,148	$406.99	13,813	$369.05
Distributed	(62,892)	$243.08	(111,070)	$202.55	(19,522)	$258.20
Forfeited	(2,752)	$330.93	(1,424)	$338.35	—	$—
Adjustment for performance	—	$—	64,818	$202.55	—	$—
December 31, 2022	215,644	$272.86	103,795	$339.17	32,149	$341.72

The weighted-average grant-date fair value of service-based restricted stock awards granted during 2022, 2021 and 2020 was $362.77, $342.11 and $222.39, respectively. The weighted-average grant-date fair value of performance-based restricted stock awards granted during 2022, 2021 and 2020 was $406.99, $352.52 and $266.97, respectively. The weighted-average grant-date fair value of incentive compensation stock awards granted during 2022, 2021 and 2020 was $369.05, $325.30 and $258.67, respectively.

The aggregate intrinsic values for unvested restricted stock awards and unvested incentive compensation stock awards at December 31, 2022 were $108.0 million and $2.1 million, respectively, and were based on the closing price of the Company’s common stock at December 31, 2022, which was $337.97. The aggregate intrinsic values of restricted stock awards distributed during the years ended December 31, 2022, 2021 and 2020 were $64.5 million, $41.1 million and $35.2 million, respectively. The aggregate intrinsic values of incentive compensation stock awards distributed during the years ended December 31, 2022, 2021

Form 10-K ♦ Page 103

Part II ♦ Item 8 – Financial Statements and Supplementary Data

and 2020 were $3.1 million, $4.9 million and $1.7 million, respectively. The aggregate intrinsic values for distributed awards were based on the closing prices of the Company’s common stock on the dates of distribution.

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

The following table includes summary information for stock options as of December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	20,564	$133.59
Exercised	(5,281)	$125.02
Outstanding at December 31, 2022	15,283	$136.55	1.8

Exercisable at December 31, 2022	15,283	$136.55	1.8

The aggregate intrinsic values of options exercised during the years ended December 31, 2022, 2021 and 2020 were $1.3 million, $2.3 million and $3.3 million, respectively, and were based on the closing prices of the Company’s common stock on the dates of exercise. The aggregate intrinsic values for options outstanding and exercisable at December 31, 2022 were $3.1 million and were based on the closing price of the Company’s common stock at December 31, 2022, which was $337.97.

At December 31, 2022, there were approximately 0.5 million awards available for grant under the Plans. In 2016, the Company’s shareholders approved the issuance of an additional 0.8 million shares of common stock under the Plans.

In 1996, the Company adopted the Shareholder Value Achievement Plan to award shares of the Company’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Through December 31, 2022, 42,025 shares have been issued under this plan. No awards have been granted under this plan since 2000.

The Company adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee members of the Board of Directors the election to receive all or a portion of their total fees in the form of the Company’s common stock. Beginning in 2016, members of the Board of Directors were not required to defer any of their fees in the form of the Company’s common stock. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Nonemployee members of the Board of Directors elected to defer portions of their fees representing 1,767, 1,686 and 3,043 shares of the Company’s common stock under this plan during 2022, 2021 and 2020, respectively.

Form 10-K ♦ Page 104

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The following table summarizes stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, unrecognized compensation cost for nonvested awards at December 31, 2022 and the weighted-average period over which unrecognized compensation cost will be recognized:

(in millions, except year data)	Restricted Stock	Incentive Compensation Stock	Directors’ Awards	Total
Stock-based compensation expense recognized for years ended December 31:
2022	$41.0	$1.1	$0.6	$42.7
2021	$41.4	$1.0	$0.6	$43.0
2020	$28.5	$0.8	$0.7	$30.0
Unrecognized compensation cost at December 31, 2022	$41.5	$0.9	$—	$42.4
Weighted-average period over which unrecognized compensation cost will be recognized	2.1 years	1.6 years

Total tax benefits related to stock-based compensation expense were $7.6 million, $7.9 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following presents expected stock-based compensation expense in future periods for outstanding awards as of December 31, 2022:

(in millions)
2023	$26.1
2024	12.8
2025	2.2
2026	1.1
2027	0.2
Total	$42.4

Stock-based compensation expense is included in Selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Note M: Leases

The Company has leases, primarily for equipment, railcars, fleet vehicles, office space, land, information technology equipment and software. The Company’s leases have remaining lease terms of less than one year to 97 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including, but not limited to, hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost are as follows:

years ended December 31 (in millions)	2022	2021	2020
Operating lease cost	$73.1	$72.9	$79.0
Finance lease cost:
Amortization of right-of-use assets	18.3	14.3	3.6
Interest on lease liabilities	4.4	3.5	0.6
Variable lease cost	16.5	17.9	16.9
Short-term lease cost	45.2	32.3	31.3
Total lease cost	$157.5	$140.9	$131.4

Form 10-K ♦ Page 105

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company has royalty agreements that are prescriptively excluded from the scope of ASC 842 and generally require royalty payments based on tons produced, tons sold or total sales dollars and also contain minimum payments. Royalty expense was $78.2 million, $67.1 million and $60.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The balance sheet classifications of operating and finance leases are as follows:

December 31 (in millions)	2022	2021
Operating leases:
Operating lease right-of-use assets	$383.5	$426.7

Current operating lease liabilities	$52.1	$53.9
Noncurrent operating lease liabilities	335.9	379.4
Total operating lease liabilities	$388.0	$433.3

Finance leases:
Property, plant and equipment	$236.9	$225.9
Accumulated depreciation	(39.4)	(21.2)
Property, plant and equipment, net	$197.5	$204.7

Other current liabilities	$17.8	$13.3
Other noncurrent liabilities	182.1	191.1
Total finance lease liabilities	$199.9	$204.4

The incremental borrowing rate ranged from 0.0% to 6.0% and 0.4% to 6.0% for the years ended December 31, 2022 and 2021, respectively. Weighted-average remaining lease terms and discount rates are as follows:

December 31	2022	2021
Weighted-average remaining lease terms (years):
Operating leases	12.2	12.6
Finance leases	19.1	19.5

Weighted-average discount rates:
Operating leases	4.0%	3.9%
Finance leases	2.3%	2.3%

Future lease payments as of December 31, 2022 are as follows:

	Operating	Finance
(in millions)	Leases	Leases
2023	$72.8	$20.3
2024	56.0	20.1
2025	49.0	18.1
2026	40.4	11.5
2027	33.7	10.7
Thereafter	264.8	176.4
Total lease payments	516.7	257.1
Less: imputed interest	(120.9)	(56.4)
Present value of lease payments	395.8	200.7
Less: leases classified as held for sale	(7.8)	(0.8)
Less: current lease obligations	(52.1)	(17.8)
Total long-term lease obligations	$335.9	$182.1

Form 10-K ♦ Page 106

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note N: Shareholders’ Equity

The authorized capital structure of the Company includes 100.0 million shares of common stock, with a par value of $0.01 per share. At December 31, 2022, approximately 1.2 million common shares were reserved for issuance under stock-based award plans.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20.0 million shares of common stock. During 2022 and 2020, the Company repurchased 0.4 million and 0.2 million shares of common stock, respectively. The Company made no share repurchases during 2021. Future share repurchases are at the discretion of management. At December 31, 2022, 13.1 million shares of common stock were remaining under the Company’s repurchase authorization.

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

Asset Retirement Obligations. The Company incurs reclamation and teardown costs as part of its mining and production processes. Estimated future obligations are discounted to their present value and accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are depreciated over the period until retirement activities are expected to occur. Total accretion and depreciation expenses for 2022, 2021 and 2020 were $15.5 million, $11.9 million and $14.5 million, respectively, and are included in Other operating income, net, in the consolidated statements of earnings.

The following shows the changes in asset retirement obligations:

years ended December 31 (in millions)	2022	2021	2020
Balance at beginning of year	$306.8	$153.8	$143.9
Accretion expense	10.6	7.2	5.9
Liabilities incurred and liabilities assumed in business combinations	78.6	179.0	0.3
Liabilities settled	(14.1)	(5.2)	(10.3)
Revisions in estimated cash flows	(3.1)	3.5	14.0
Liabilities reclassified from/(to) assets held for sale	1.2	(31.5)	—
Balance at end of year	$380.0	$306.8	$153.8

Other Environmental Matters. The Company’s operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of the Company’s operations may, from time to time, involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental remediation liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses. The Company has no material provisions for environmental remediation liabilities and does not believe such liabilities will have a material adverse effect on the Company in the future.

Insurance Reserves. At December 31, 2022 and 2021, reserves of $48.2 million and $42.0 million, respectively, were recorded for insurance claims.

Letters of Credit. In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At December 31, 2022, the Company was contingently liable for $21.8 million in letters of credit.

Surety Bonds. At December 31, 2022, the Company was contingently liable for $678.5 million in surety bonds required by certain states and municipalities and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own

Form 10-K ♦ Page 107

Part II ♦ Item 8 – Financial Statements and Supplementary Data

performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

Borrowing Arrangements with Affiliate. The Company is a guarantor with an unconsolidated affiliate for a $15.0 million revolving line of credit agreement with Truist Bank that has a maturity date of March 2024, of which $2.6 million was outstanding as of December 31, 2022. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

At December 31, 2022 and 2021, the Company had a $6.0 million interest-only note receivable outstanding from this unconsolidated affiliate. In January 2022, the parties extended the maturity date to December 31, 2024. The interest rate is one-month LIBOR plus a current spread of 1.625%.

Purchase Commitments. The Company had purchase commitments for property, plant and equipment of $130.4 million as of December 31, 2022. The Company also had other purchase obligations related to energy and service contracts of $198.1 million as of December 31, 2022. The Company’s contractual purchase commitments as of December 31, 2022 are as follows:

(in millions)
2023	$196.2
2024	35.0
2025	24.8
2026	10.5
2027	8.5
Thereafter	53.5
Total	$328.5

Capital expenditures in 2022, 2021 and 2020 that were purchase commitments as of the prior year end were $89.6 million, $99.0 million and $77.0 million, respectively.

In October 2022, the Company entered into a commitment for 691 railcars at an aggregate value of $75.8 million.

Contracts of Affreightment and Royalty Commitments. Future minimum contracts of affreightment and royalty commitments for all noncancelable agreements that are not accounted for as leases on the Company’s consolidated balance sheet as of December 31, 2022 are as follows:

(in millions)	Contracts of Affreightment	Royalty Commitments
2023	$28.1	$24.1
2024	16.9	15.4
2025	17.1	12.8
2026	17.4	10.9
2027	17.7	10.3
Thereafter	—	82.8
Total	$97.2	$156.3

Employees. Approximately 13% of the Company’s employees are represented by a labor union. All such employees are hourly employees. The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment. All of the hourly employees of the Magnesia Specialties segment, located in Manistee, Michigan, and Woodville, Ohio, are represented by labor unions. The Woodville collective bargaining agreement expires in June 2026. The Manistee collective bargaining agreement expires in August 2027.

Note P: Segments

As of December 31, 2022, the Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes as they meet the aggregation criteria. The Magnesia Specialties business represents an individual operating and reportable segment. The accounting policies used for segment reporting are the same as those described in Note A.

Form 10-K ♦ Page 108

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Chief Operating Decision Maker’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition and integration expenses; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's other operating segments. All long-term debt and related interest expense are held at Corporate.

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, cash equivalents and restricted cash; property, plant and equipment for corporate operations; restricted investments; and other assets not directly identifiable with a reportable segment.

The following tables display selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, reflect the elimination of intersegment revenues. Total revenues and earnings (loss) from operations reflect continuing operations only.

years ended December 31 (in millions) Total revenues	2022	2021	2020
East Group	$2,468.1	$2,303.0	$1,949.1
West Group	3,388.6	2,812.3	2,538.1
Total Building Materials business	5,856.7	5,115.3	4,487.2
Magnesia Specialties	304.0	298.7	242.7
Total	$6,160.7	$5,414.0	$4,729.9

years ended December 31 (in millions) Earnings (Loss) from operations	2022	2021	2020
East Group	$640.2	$621.7	$522.1
West Group	588.1	385.2	471.3
Total Building Materials business	1,228.3	1,006.9	993.4
Magnesia Specialties	75.2	90.8	70.7
Corporate	(96.8)	(123.9)	(58.7)
Total	$1,206.7	$973.8	$1,005.4

Earnings from operations for the West Group included a nonrecurring gain on divestiture of $151.9 million in 2022 and nonrecurring gains on sales of investment land and divested assets of $69.9 million in 2020.

December 31 (in millions) Assets employed	2022	2021	2020
East Group	$5,063.5	$5,009.0	$4,342.5
West Group	7,908.4	8,264.8	5,355.5
Total Building Materials business	12,971.9	13,273.8	9,698.0
Magnesia Specialties	192.1	168.7	167.9
Corporate	1,829.6	950.5	714.9
Total	$14,993.6	$14,393.0	$10,580.8

Form 10-K ♦ Page 109

Part II ♦ Item 8 – Financial Statements and Supplementary Data

years ended December 31 (in millions) Depreciation, depletion and amortization	2022	2021	2020
East Group	$210.4	$196.0	$167.9
West Group	260.6	223.0	196.6
Total Building Materials business	471.0	419.0	364.5
Magnesia Specialties	12.2	12.3	11.5
Corporate	22.8	20.4	17.5
Total	$506.0	$451.7	$393.5

Total property additions, including the impact of acquisitions
East Group	$189.1	$372.9	$159.0
West Group	302.2	1,131.6	197.9
Total Building Materials business	491.3	1,504.5	356.9
Magnesia Specialties	32.0	8.2	13.5
Corporate	21.1	28.8	16.8
Total	$544.4	$1,541.5	$387.2

Property additions through acquisitions
East Group	$—	$169.2	$—
West Group	2.5	918.3	20.0
Total Building Materials business	2.5	1,087.5	20.0
Magnesia Specialties	—	—	—
Corporate	—	—	—
Total	$2.5	$1,087.5	$20.0

Note Q: Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide total revenues and gross profit by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the

Form 10-K ♦ Page 110

Part II ♦ Item 8 – Financial Statements and Supplementary Data

aggregates product line to the ready mixed concrete and asphalt and paving product lines and sales from the cement product line to the ready mixed concrete product line. Total revenues and gross profit (loss) reflect continuing operations only.

years ended December 31 (in millions) Total revenues	2022	2021	2020
Building Materials business:
Products and services:
Aggregates	$3,506.0	$3,058.5	$2,769.3
Cement	602.3	494.5	452.5
Ready mixed concrete	951.3	1,145.8	952.1
Asphalt and paving	775.4	514.2	331.7
Less: interproduct revenues	(382.5)	(403.0)	(294.4)
Products and services	5,452.5	4,810.0	4,211.2
Freight	404.2	305.3	276.0
Total Building Materials business	5,856.7	5,115.3	4,487.2
Magnesia Specialties:
Products and services	278.0	274.7	220.9
Freight	26.0	24.0	21.8
Total Magnesia Specialties	304.0	298.7	242.7
Consolidated total revenues	$6,160.7	$5,414.0	$4,729.9

Gross profit (loss)
Building Materials business:
Products and services:
Aggregates	$980.3	$904.8	$848.5
Cement	204.4	157.0	170.9
Ready mixed concrete	69.6	95.6	79.6
Asphalt and paving	81.9	79.2	60.4
Products and services	1,336.2	1,236.6	1,159.4
Freight	2.0	3.3	0.4
Total Building Materials business	1,338.2	1,239.9	1,159.8
Magnesia Specialties:
Products and services	95.5	110.4	89.6
Freight	(4.6)	(3.9)	(4.1)
Total Magnesia Specialties	90.9	106.5	85.5
Corporate	(5.8)	2.0	7.5
Consolidated gross profit	$1,423.3	$1,348.4	$1,252.8

Domestic and foreign total revenues are as follows:

years ended December 31 (in millions)	2022	2021	2020
Domestic	$6,077.6	$5,338.5	$4,674.4
Foreign	83.1	75.5	55.5
Consolidated total revenues	$6,160.7	$5,414.0	$4,729.9

Form 10-K ♦ Page 111

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note R: Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

years ended December 31
(in millions)	2022	2021	2020
Accrued liabilities for purchases of property, plant and equipment	$152.4	$92.4	$61.5
Remeasurement of operating lease right-of-use assets	$(2.9)	$(12.8)	$2.2
Remeasurement of finance lease right-of-use assets	$(12.6)	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$27.2	$65.6	$31.9
Right-of-use assets obtained in exchange for new finance lease liabilities	$11.7	$202.3	$19.4

Supplemental disclosures of cash flow information are as follows:

years ended December 31
(in millions)	2022	2021	2020
Cash paid for interest, net of amount capitalized	$164.7	$104.9	$113.8
Cash paid for income taxes	$200.6	$102.9	$114.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$78.6	$71.8	$77.7
Operating cash flows used for finance leases	$4.5	$3.5	$0.6
Financing cash flows used for finance leases	$15.0	$11.1	$3.5

During the year ended December 31, 2020, the Company repaid $112.3 million of loans related to its company-owned life insurance policies. The repayments are included in Investments in life insurance contracts, net, in the investing activities of the consolidated statement of cash flows. The repayment increased the cash surrender value of the insurance policies, which is included in Other noncurrent assets on the consolidated balance sheets.

Note S: Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense; depreciation expense; and gains and losses related to asset retirement obligations. These net amounts represented income of $189.2 million, $34.3 million and $59.8 million in 2022, 2021 and 2020, respectively. In 2022, other operating income, net, included a $151.9 million pretax gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations. For 2021, other operating income, net, included $21.6 million of nonrecurring gains on land sales and divested assets, including the Company’s former corporate headquarters. Other operating income, net, for 2020 included $69.9 million of nonrecurring gains on the sales of investment land and divested assets in Austin, Texas; Riverside, California; and Augusta, Kansas.

Note T: Other Nonoperating Income, Net

Other nonoperating income, net, for the year ended December 31, 2022 included a $12.0 million pretax gain related to the repurchase of the Company's debt, $8.2 million of third-party railroad track maintenance expense and a $13.3 million increase in interest income compared with 2021 primarily related to the Company's restricted investments. For the year ended December 31, 2021, other nonoperating income, net, included $7.7 million of third-party railroad track maintenance expense and reflected a $19.4 million reduction in pension expense compared with 2020. Other nonoperating income, net, for the year ended December 31, 2020 included $11.4 million of third-party railroad track maintenance expense.

Form 10-K ♦ Page 112

Part II ♦ Item 9 – Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

The foregoing evaluation of the Company’s disclosure controls and procedures was based on the definition in Exchange Act Rule 13a-15(e), which requires that disclosure controls and procedures are effectively designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included as the “Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting” in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2022. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2022. The audit report is included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Form 10-K ♦ Page 113

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

Form 10-K ♦ Page 114

Part III ♦ Item 10 – Directors, Executive Officers and Corporate Governance

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning Section 16(a) reporting compliance is incorporated by reference to the information appearing under the caption “Section 16(a) Reports” in the 2023 Proxy Statement. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Information about our Executive Officers,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10‑K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2023 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2023 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2023 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2023 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

Form 10-K ♦ 115

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

3.02	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 14, 2022) (Commission File No. 1-12744)
4.01

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Martin Marietta Materials, Inc. registration statement on Form S-1, filed on December 8, 1993 (SEC Registration No. 33-72648) (P)

4.02

Article 5 of the Company’s Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

4.03

Article 1 of the Company’s Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on November 14, 2022) (Commission File No. 1-12744)

4.04

Indenture dated as of December 1, 1995 between Martin Marietta Materials, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082)) (P)

4.05

Form of Martin Marietta Materials, Inc. 7% Debenture due 2025 (incorporated by reference to Exhibit 4(a)(i) to the Martin Marietta Materials, Inc. registration statement on Form S-3 (SEC Registration No. 33-99082)) (P)

4.06	Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Truist Bank (as successor by merger to SunTrust Bank and formerly known as Branch Banking and Trust Company,

Form 10-K ♦ 116

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

4.10	Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.09)
4.11

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

4.13	Form of 3.450% Senior Notes due 2027 (included in Exhibit 4.12)
4.14

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

4.15	Form of 3.500% Senior Notes due 2027 (included in Exhibit 4.14)
4.16	Form of 4.250% Senior Notes due 2047 (included in Exhibit 4.14)
4.17

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

4.18	Form of 2.500% Senior Notes due 2030 (contained in Exhibit 4.17)
4.19

Fourth Supplemental Indenture, dated as of July 2, 2021, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on July 2, 2021) (Commission File No. 1-12744)

4.20	Form of 0.650% Senior Notes due 2023 (contained in Exhibit 4.19)
4.21	Form of 2.400% Senior Notes due 2031 (contained in Exhibit 4.19)
4.22	Form of 3.200% Senior Notes due 2051 (contained in Exhibit 4.19)
4.23

Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.17 to the Martin Marietta Materials, Inc. Current Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-12744))

Form 10-K ♦ 117

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.01

$800,000,000 Credit Agreement dated as of December 21, 2021 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Deutsche Bank AG New York Branch, PNC Bank, National Association, Truist Bank, and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 27, 2021) (Commission File No. 1-12744)

10.02

Loan Modification No. 1 and Extension Agreement dated as of December 22, 2022, among Martin Marietta Materials, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 22, 2022) (Commission File No. 1-12744)

10.03

Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.04

Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.05

Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.06

Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.07

Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.08

Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

10.09

Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.10

Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as

Form 10-K ♦ 118

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.

administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 24, 2019) (Commission File No. 1-12744)

10.11

Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

10.12

Thirteenth Amendment to Credit and Security Agreement, dated as of September 22, 2021, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2021) (Commission File No. 1-12744)

10.13

Fourteenth Amendment to Credit Agreement, dated as of September 21, 2022, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 21, 2022) (Commission File No. 1-12744)

10.14

Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.15

Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.16

Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.17

Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.18

Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.19

Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.20

Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.21

Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.22

Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

Form 10-K ♦ 119

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.23

Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.24

Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.25

Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.26

Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.27

Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.28

Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018) (Commission File No. 1-12744)**

10.29

Form of First Amendment to the Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.30

Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.31

Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.3 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.32

Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.27 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018) (Commission File No. 1-12744)**

10.33

Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.34

Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.35

Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019) (Commission File No. 1-12744)**

*21.01	List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries

Form 10-K ♦ 120

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
*24.01	Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	Certification dated February 24, 2023 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification dated February 24, 2023 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	Certification dated February 24, 2023 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	Certification dated February 24, 2023 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95	Mine Safety Disclosure Exhibit
*101	The following financial information formatted in Inline XBRL:
*101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*104	The cover page financial information formatted in Inline XBRL (included as Exhibit 101).

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2023 Proxy Statement to be filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2023 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

* Filed herewith

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Form 10-K ♦ 121

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

(c) Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C			Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe		Deductions- describe		Balance at end of period
	(Amounts in Millions)
Year ended December 31, 2022
Allowance for estimated credit losses	$5.8	$5.2	$—		$—		$11.0
Allowance for estimated credit losses on notes receivable	$0.1	$—	$—		$0.1	(a)	$—
Inventory valuation allowance	$214.3	$145.0	$2.2	(b)	$53.2	(c)	$308.3

Year ended December 31, 2021
Allowance for estimated credit losses	$5.9	$—	$—		$0.1	(a)	$5.8
Allowance for estimated credit losses on notes receivable	$0.4	$—	$—		$0.3	(a)	$0.1
Inventory valuation allowance	$180.3	$65.2	$9.6	(b)	$40.8	(c)	$214.3

Year ended December 31, 2020
Allowance for estimated credit losses	$4.7	$1.2	$—		$—		$5.9
Allowance for estimated credit losses on notes receivable	$—	$0.4	$—		$—		$0.4
Inventory valuation allowance	$168.6	$51.3	$—		$39.6	(c)	$180.3
a.
Change in estimates
b.
Application of reserve policy to acquired inventories/customer receivables
c.
Sale of reserved inventory and divestitures

ITEM 16 – FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

Form 10-K ♦ 122

♦ Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated: February 24, 2023

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Form 10-K ♦ 123

♦ Signatures

Signature	Title	Date

/s/ C. Howard Nye	Chairman of the Board,	February 24, 2023
C. Howard Nye	President and Chief Executive Officer

/s/ James A. J. Nickolas	Senior Vice President	February 24, 2023
James A. J. Nickolas	and Chief Financial Officer

/s/ Robert J. Cardin	Senior Vice President,	February 24, 2023
Robert J. Cardin	Controller and Chief Accounting Officer

/s/ Dorothy M. Ables	Director	February 24, 2023
Dorothy M. Ables

/s/ Sue W. Cole	Director	February 24, 2023
Sue W. Cole

/s/ Smith W. Davis	Director	February 24, 2023
Smith W. Davis

/s/ Anthony R. Foxx	Director	February 24, 2023
Anthony R. Foxx

/s/ John J. Koraleski	Director	February 24, 2023
John J. Koraleski

/s/ Laree E. Perez	Director	February 24, 2023
Laree E. Perez

/s/ Thomas H. Pike	Director	February 24, 2023
Thomas H. Pike

/s/ Michael J. Quillen	Director	February 24, 2023
Michael J. Quillen

/s/ Donald W. Slager	Director	February 24, 2023
Donald W. Slager

/s/ David C. Wajsgras	Director	February 24, 2023
David C. Wajsgras

Form 10-K ♦ 124