Form 10-Q
period 2023-06-30
MARTIN MARIETTA MATERIALS INC
filed 2023-07-27
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2023
Common Stock, $0.01 par value	61,804,211

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(In Millions, Except Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$421.5	$358.0
Restricted cash	—	0.8
Restricted investments (to satisfy discharged debt and related interest)	702.3	704.6
Accounts receivable, net	979.2	785.9
Inventories, net	954.7	873.7
Current assets held for sale	44.8	73.2
Other current assets	89.8	80.7
Total Current Assets	3,192.3	2,876.9

Property, plant and equipment	10,859.3	10,661.0
Allowances for depreciation, depletion and amortization	(4,546.5)	(4,344.3)
Net property, plant and equipment	6,312.8	6,316.7
Goodwill	3,649.5	3,649.5
Other intangibles, net	833.8	847.8
Operating lease right-of-use assets, net	384.4	383.5
Noncurrent assets held for sale	325.6	372.5
Other noncurrent assets	547.8	546.7
Total Assets	$15,246.2	$14,993.6

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$346.9	$385.0
Accrued salaries, benefits and payroll taxes	63.6	71.6
Accrued other taxes	90.7	55.4
Accrued interest	42.5	42.8
Current maturities of discharged long-term debt	700.0	699.1
Operating lease liabilities	53.2	52.1
Current liabilities held for sale	0.9	4.5
Other current liabilities	144.6	135.1
Total Current Liabilities	1,442.4	1,445.6

Long-term debt	4,343.1	4,340.9
Deferred income taxes, net	915.8	914.3
Noncurrent operating lease liabilities	337.0	335.9
Noncurrent liabilities held for sale	17.5	21.8
Other noncurrent liabilities	767.0	762.3
Total Liabilities	7,822.8	7,820.8

Equity:
Common stock, par value $0.01 per share (61.8 shares and 62.1 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,500.8	3,489.0
Accumulated other comprehensive loss	(35.7)	(38.5)
Retained earnings	3,955.4	3,719.4
Total Shareholders' Equity	7,421.1	7,170.5
Noncontrolling interests	2.3	2.3
Total Equity	7,423.4	7,172.8
Total Liabilities and Equity	$15,246.2	$14,993.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Data)
Total Revenues	$1,820.8	$1,641.7	$3,174.9	$2,872.5
Total Cost of Revenues	1,260.4	1,216.5	2,311.7	2,291.2

Gross Profit	560.4	425.2	863.2	581.3

Selling, general and administrative expenses	111.6	104.1	216.0	201.2
Acquisition and integration expenses	0.4	2.9	1.2	4.3
Other operating income, net	(14.9)	(160.4)	(13.3)	(162.6)
Earnings from Operations	463.3	478.6	659.3	538.4

Interest expense	42.2	43.1	84.3	83.6
Other nonoperating income, net	(18.7)	(22.0)	(34.9)	(32.9)
Earnings from continuing operations before income tax expense	439.8	457.5	609.9	487.7
Income tax expense	91.9	104.4	127.5	110.2
Earnings from continuing operations	347.9	353.1	482.4	377.5
Earnings (Loss) from discontinued operations, net of income tax expense (benefit)	0.7	13.3	(12.2)	10.2
Consolidated net earnings	348.6	366.4	470.2	387.7
Less: Net earnings (loss) attributable to noncontrolling interests	0.3	(0.1)	0.5	(0.2)
Net Earnings Attributable to Martin Marietta	$348.3	$366.5	$469.7	$387.9

Consolidated Comprehensive Earnings (Loss) (See Note 1):
Earnings attributable to Martin Marietta	$350.0	$367.7	$472.5	$357.4
Earnings (Loss) attributable to noncontrolling interests	0.2	(0.1)	0.5	(0.2)
	$350.2	$367.6	$473.0	$357.2
Net Earnings (Loss) Attributable to Martin Marietta
Per Common Share:
Basic from continuing operations attributable to common shareholders	$5.61	$5.66	$7.78	$6.06
Basic from discontinued operations attributable to common shareholders	0.01	0.21	(0.20)	0.16
	$5.62	$5.87	$7.58	$6.22

Diluted from continuing operations attributable to common shareholders	$5.60	$5.65	$7.76	$6.04
Diluted from discontinued operations attributable to common shareholders	0.01	0.21	(0.20)	0.16
	$5.61	$5.86	$7.56	$6.20

Weighted-Average Common Shares Outstanding:
Basic	61.9	62.4	62.0	62.4
Diluted	62.1	62.5	62.2	62.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$470.2	$387.7
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	253.1	256.6
Stock-based compensation expense	27.7	24.5
Gain on sales of assets, divestitures and extinguishment of debt	(16.3)	(173.9)
Deferred income taxes, net	0.7	(32.7)
Other items, net	(4.5)	(3.4)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(196.2)	(252.6)
Inventories, net	(92.2)	(79.5)
Accounts payable	44.5	68.5
Other assets and liabilities, net	31.5	91.0
Net Cash Provided by Operating Activities	518.5	286.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(293.4)	(220.7)
Acquisitions, net of cash acquired	—	11.0
Proceeds from sales of assets and divestitures	95.5	644.4
Investments in life insurance contracts, net	4.8	1.8
Other investing activities, net	(4.2)	(3.0)
Net Cash (Used for) Provided by Investing Activities	(197.3)	433.5

Cash Flows from Financing Activities:
Repayments of debt	—	(47.7)
Payments on finance lease obligations	(8.4)	(7.3)
Dividends paid	(82.5)	(77.0)
Repurchases of common stock	(150.0)	(50.0)
Distributions to owners of noncontrolling interest	(0.5)	—
Proceeds from exercise of stock options	0.8	0.6
Shares withheld for employees’ income tax obligations	(17.9)	(25.1)
Net Cash Used for Financing Activities	(258.5)	(206.5)
Net Increase in Cash, Cash Equivalents and Restricted Cash	62.7	513.2
Cash, Cash Equivalents and Restricted Cash, beginning of period	358.8	258.9
Cash, Cash Equivalents and Restricted Cash, end of period	$421.5	$772.1

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	62.0	$0.6	$3,487.2	$(37.4)	$3,724.6	$7,175.0	$2.5	$7,177.5
Consolidated net earnings	—	—	—	—	348.3	348.3	0.3	348.6
Other comprehensive earnings, net of tax	—	—	—	1.7	—	1.7	—	1.7
Dividends declared ($0.66 per common share)	—	—	—	—	(41.3)	(41.3)	—	(41.3)
Issuances of common stock for stock award plans	—	—	0.7	—	—	0.7	—	0.7
Shares withheld for employees' income tax obligations	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Repurchases of common stock	(0.2)	—	—	—	(76.2)	(76.2)	—	(76.2)
Stock-based compensation expense	—	—	14.0	—	—	14.0	—	14.0
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2023	61.8	$0.6	$3,500.8	$(35.7)	$3,955.4	$7,421.1	$2.3	$7,423.4

Balance at December 31, 2022	62.1	$0.6	$3,489.0	$(38.5)	$3,719.4	$7,170.5	$2.3	$7,172.8
Consolidated net earnings	—	—	—	—	469.7	469.7	0.5	470.2
Other comprehensive earnings, net of tax	—	—	—	2.8	—	2.8	—	2.8
Dividends declared ($1.32 per common share)	—	—	—	—	(82.5)	(82.5)	—	(82.5)
Issuances of common stock for stock award plans	0.1	—	2.0	—	—	2.0	—	2.0
Shares withheld for employees' income tax obligations	—	—	(17.9)	—	—	(17.9)	—	(17.9)
Repurchases of common stock	(0.4)	—	—	—	(151.2)	(151.2)	—	(151.2)
Stock-based compensation expense	—	—	27.7	—	—	27.7	—	27.7
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at June 30, 2023	61.8	$0.6	$3,500.8	$(35.7)	$3,955.4	$7,421.1	$2.3	$7,423.4

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	62.4	$0.6	$3,462.6	$(129.3)	$3,094.9	$6,428.8	$2.2	$6,431.0
Consolidated net earnings (loss)	—	—	—	—	366.5	366.5	(0.1)	366.4
Other comprehensive earnings, net of tax	—	—	—	1.2	—	1.2	—	1.2
Dividends declared ($0.61 per common share)	—	—	—	—	(38.3)	(38.3)	—	(38.3)
Issuances of common stock for stock award plans	—	—	0.1	—	—	0.1	—	0.1
Shares withheld for employees' income tax obligations	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	12.4	—	—	12.4	—	12.4
Balance at June 30, 2022	62.4	$0.6	$3,474.4	$(128.1)	$3,423.1	$6,770.0	$2.1	$6,772.1

Balance at December 31, 2021	62.4	$0.6	$3,470.4	$(97.6)	$3,161.9	$6,535.3	$2.3	$6,537.6
Consolidated net earnings (loss)	—	—	—	—	387.9	387.9	(0.2)	387.7
Other comprehensive loss, net of tax	—	—	—	(30.5)	—	(30.5)	—	(30.5)
Dividends declared ($1.22 per common share)	—	—	—	—	(76.7)	(76.7)	—	(76.7)
Issuances of common stock for stock award plans	—	—	4.6	—	—	4.6	—	4.6
Shares withheld for employees' income tax obligations	—	—	(25.1)	—	—	(25.1)	—	(25.1)
Repurchases of common stock	—	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock-based compensation expense	—	—	24.5	—	—	24.5	—	24.5
Balance at June 30, 2022	62.4	$0.6	$3,474.4	$(128.1)	$3,423.1	$6,770.0	$2.1	$6,772.1

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2023, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. In addition, the Company has one cement plant that is classified as assets held for sale and reported as discontinued operations as of and for the six months ended June 30, 2023. The Company's Stockton, California cement import terminal, through the date of disposal (see Note 2), was reported as discontinued operations for the three and six months ended June 30, 2023 and 2022, and classified as assets held for sale as of December 31, 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Restricted Cash

At December 31, 2022, the Company had restricted cash of $0.8 million, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days was transferred to unrestricted accounts of the Company and used for general corporate purposes. There was no restricted cash at June 30, 2023.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	June 30,	December 31,
	2023	2022
	(Dollars in Millions)
Cash and cash equivalents	$421.5	$358.0
Restricted cash	—	0.8
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$421.5	$358.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Investments

At June 30, 2023 and December 31, 2022, the Company had $702.3 million and $704.6 million, respectively, of restricted investments, representing assets irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s $700.0 million of 0.650% Senior Notes due 2023 (the 2023 Notes) (see Note 4). The assets in the escrow trust account could not be used for any purpose other than to satisfy the remaining interest payments and to repay the principal amount of the 2023 Notes on the maturity date of July 15, 2023. The assets transferred to the escrow trust account were invested in a U.S. Treasury securities fund (see Note 5) and investment returns on those trust assets were for the account of the Company (after satisfaction of all amounts payable in connection with the 2023 Notes). The Company consolidated the trust account on its balance sheets at June 30, 2023 and December 31, 2022.

Consolidated Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings (loss) consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Consolidated comprehensive earnings (loss) attributable to Martin Marietta is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$348.3	$366.5	$469.7	$387.9
Other comprehensive earnings (loss), net of tax	1.7	1.2	2.8	(30.5)
Consolidated comprehensive earnings attributable to Martin Marietta	$350.0	$367.7	$472.5	$357.4

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation and is presented on the Company’s consolidated balance sheets.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2023
Balance at beginning of period	$(35.5)	$(1.9)	$(37.4)
Other comprehensive earnings before reclassifications, net of tax	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.2	—	1.2
Other comprehensive earnings, net of tax	1.2	0.5	1.7
Balance at end of period	$(34.3)	$(1.4)	$(35.7)

	Three Months Ended June 30, 2022
Balance at beginning of period	$(129.7)	$0.4	$(129.3)
Other comprehensive earnings (loss) before reclassifications, net of tax	0.4	(0.9)	(0.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.7	—	1.7
Other comprehensive earnings (loss), net of tax	2.1	(0.9)	1.2
Balance at end of period	$(127.6)	$(0.5)	$(128.1)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2023
Balance at beginning of period	$(36.5)	$(2.0)	$(38.5)
Other comprehensive earnings before reclassifications, net of tax	0.1	0.6	0.7
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.1	—	2.1
Other comprehensive earnings, net of tax	2.2	0.6	2.8
Balance at end of period	$(34.3)	$(1.4)	$(35.7)

	Six Months Ended June 30, 2022
Balance at beginning of period	$(97.6)	$—	$(97.6)
Other comprehensive loss before reclassifications, net of tax	(33.0)	(0.5)	(33.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3.0	—	3.0
Other comprehensive loss, net of tax	(30.0)	(0.5)	(30.5)
Balance at end of period	$(127.6)	$(0.5)	$(128.1)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $33.0 million, net of tax, other comprehensive loss before reclassifications in the Pension and Postretirement Benefit Plans for the six months ended June 30, 2022 was driven by the remeasurement of the funded status of the Company’s qualified pension plan, required as a result of a plan amendment that provided an enhanced benefit for eligible hourly employees.

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Balance at beginning of period	$49.8	$80.2	$50.1	$69.7
Tax effect of other comprehensive (earnings) loss	(0.4)	(0.7)	(0.7)	9.8
Balance at end of period	$49.4	$79.5	$49.4	$79.5

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings
	2023	2022	2023	2022	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of:
Prior service cost	$1.6	$1.2	$2.8	$2.1
Actuarial loss	—	1.1	—	1.9
	1.6	2.3	2.8	4.0	Other nonoperating income, net
Tax effect	(0.4)	(0.6)	(0.7)	(1.0)	Income tax expense
Total	$1.2	$1.7	$2.1	$3.0

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta, reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation arrangements. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2023 and 2022, the diluted per-share computations reflect the number of common shares outstanding including the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Millions)
Basic weighted-average common shares outstanding	61.9	62.4	62.0	62.4
Effect of dilutive employee and director awards	0.2	0.1	0.2	0.2
Diluted weighted-average common shares outstanding	62.1	62.5	62.2	62.6

Reclassifications

As of June 30, 2023, the Company combined products and services revenues and freight revenues into total revenues, and combined cost of revenues - products and services and cost of revenues - freight into total cost of revenues on the Company's consolidated statements of earnings and comprehensive earnings. Prior-year information has been reclassified to conform to the current-year presentation. The reclassifications had no impact on the Company’s previously reported results of operations, financial position or cash flows.

2.
Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Divestitures

Since October 1, 2021, the California cement businesses have been classified as assets held for sale on the Company’s consolidated balance sheets; the associated financial results have been reported as discontinued operations on the consolidated statements of earnings. On May 3, 2023, the Company divested its Stockton cement import terminal in California.

On June 30, 2022, the Company completed the sale of the Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations for $235 million in cash. These businesses were previously classified as assets held for sale and their associated financial results were reported as discontinued operations.

On April 1, 2022, the Company divested its Colorado and Central Texas ready-mixed concrete operations to Smyrna Ready Mix Concrete LLC. This transaction optimized the Company’s aggregates-led portfolio and improved its ability to generate more attractive margins over the long term by reducing both business cyclicality and exposure to raw material cost inflation. The transaction resulted in a pretax gain of $151.7 million, which was included in Other operating income, net, and was inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture were all reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Discontinued Operations

On April 26, 2023, the Company terminated its agreement with CalPortland Company regarding the sale of the Company’s Tehachapi, California cement plant to CalPortland in light of the parties being unable to timely obtain the necessary approval by the U.S. Federal Trade Commission. The Company is exploring the potential sale of the Tehachapi plant to other buyers.

For the three and six months ended June 30, 2023, discontinued operations included the Company's Tehachapi, California cement plant and California ready mixed concrete operations as well as the Stockton, California cement import terminal through the May 3, 2023 divestiture. Discontinued operations for the three and six months ended June 30, 2022 also included the Company's Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations that were sold in June 2022 (hereinafter, the Redding transaction).

Financial results for the Company's discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Total revenues	$34.5	$111.7	$59.2	$206.4

Pretax (loss) earnings from operations	$(1.4)	$20.5	$(18.5)	$16.4
Pretax gain (loss) on divestiture and sales of assets	2.3	(1.0)	2.3	(1.0)
Pretax earnings (loss)	0.9	19.5	(16.2)	15.4
Income tax expense (benefit)	0.2	6.2	(4.0)	5.2
Earnings (loss) from discontinued operations, net of income tax expense (benefit)	$0.7	$13.3	$(12.2)	$10.2

Total cash provided by operating and investing activities for discontinued operations was $42.5 million for the six months ended June 30, 2023, which included $57.5 million of proceeds from a divestiture and sales of assets and $3.8 million of cash used for capital expenditures. Total cash provided by operating and investing activities for the six months ended June 30, 2022 was $224.2 million, which included $235.0 million of proceeds from divestitures and $13.2 million of cash used for capital expenditures.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at June 30, 2023 primarily included a cement plant in Tehachapi, California and certain investment properties. At December 31, 2022, assets and liabilities held for sale also included the Stockton, California cement import terminal that was sold in May 2023 and the California ready mixed concrete plants not sold as part of the Redding transaction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities held for sale are as follows:

	June 30, 2023			December 31, 2022
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(Dollars in Millions)
Inventories, net	$—	$26.0	$26.0	$—	$31.3	$31.3
Investment land	18.6	—	18.6	40.6	—	40.6
Other assets	—	0.2	0.2	—	1.3	1.3
Total current assets held for sale	$18.6	$26.2	$44.8	$40.6	$32.6	$73.2

Property, plant and equipment	$—	$86.8	$86.8	$—	$124.5	$124.5
Intangible assets, excluding goodwill	—	208.5	208.5	—	208.5	208.5
Operating lease right-of-use assets	—	2.9	2.9	—	12.1	12.1
Goodwill	—	31.9	31.9	—	31.9	31.9
Valuation allowance for loss on sale	—	(4.5)	(4.5)	—	(4.5)	(4.5)
Total noncurrent assets held for sale	$—	$325.6	$325.6	$—	$372.5	$372.5

Lease obligations	$—	$(0.9)	$(0.9)	$—	$(4.5)	$(4.5)
Total current liabilities held for sale	$—	$(0.9)	$(0.9)	$—	$(4.5)	$(4.5)

Lease obligations	$—	$—	$—	$—	$(4.1)	$(4.1)
Asset retirement obligations	—	(17.5)	(17.5)	—	(17.7)	(17.7)
Total noncurrent liabilities held for sale	$—	$(17.5)	$(17.5)	$—	$(21.8)	$(21.8)

3.
Inventories, Net

	June 30,	December 31,
	2023	2022
	(Dollars in Millions)
Finished products	$1,060.9	$932.4
Products in process	21.0	24.8
Raw materials	87.3	71.7
Supplies and expendable parts	169.3	153.1
Total inventories	1,338.5	1,182.0
Less: allowances	(383.8)	(308.3)
Inventories, net	$954.7	$873.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Long-Term Debt

	June 30,	December 31,
	2023	2022
	(Dollars in Millions)
0.650% Senior Notes, due 2023 (discharged)	$700.0	$699.1
4.250% Senior Notes, due 2024	399.3	398.9
7% Debentures, due 2025	124.7	124.7
3.450% Senior Notes, due 2027	298.5	298.3
3.500% Senior Notes, due 2027	491.9	491.5
2.500% Senior Notes, due 2030	471.0	470.5
2.400% Senior Notes, due 2031	889.0	888.6
6.25% Senior Notes, due 2037	228.4	228.4
4.250% Senior Notes, due 2047	590.3	590.2
3.200% Senior Notes, due 2051	850.0	849.8
Total debt	5,043.1	5,040.0
Less: current maturities	(700.0)	(699.1)
Long-term debt	$4,343.1	$4,340.9

On September 29, 2022, the Company satisfied and discharged the 2023 Notes. In connection with the satisfaction and discharge, the Company irrevocably deposited funds with Regions Bank, as trustee under the indenture governing the 2023 Notes, in an amount sufficient to satisfy all remaining principal and interest payments on the 2023 Notes. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge of the 2023 Notes, the obligations of the Company under the indenture with respect to the 2023 Notes have been terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. Because the discharge did not represent a legal defeasance, the 2023 Notes remained on the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 and continued to accrete to their par value over the period until maturity. Additionally, the related trust assets were included in Restricted investments (to satisfy discharged debt and related interest) on the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022. On July 17, 2023, Regions Bank satisfied the remaining principal and interest payments and the 2023 Notes are considered repaid in full.

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $800.0 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2027. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Credit Agreement as of June 30, 2023 and December 31, 2022. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At June 30, 2023 and December 31, 2022, the Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor (see Note 8), shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2023.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility), that matures on September 20, 2023. The Trade Receivable Facility, with Truist Bank, Regions Bank, PNC Bank, N.A., MUFG Bank, Ltd., New York Branch, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to asset-backed commercial paper costs of conduit lenders plus 0.65% for borrowings funded by conduit lenders and Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%, subject to change in the event that this rate no longer reflects the lender’s cost of lending, for borrowings funded by all other lenders. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500.0 million. There were no borrowings outstanding under the Trade Receivable Facility at June 30, 2023 and December 31, 2022.

5.
Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, restricted investments, accounts receivable, note receivable, accounts payable, publicly-registered long-term notes and debentures.

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

Restricted investments are held in a fund that invests solely in U.S. Treasury securities. The estimated fair value of the fund is valued at net asset value, which the fund seeks to maintain at one dollar per share. As such, the carrying value of the restricted investments approximates its fair value. The Company is restricted from accessing the investments, which will be used to settle the 2023 Notes and related interest payments. Investment returns on those trust assets are for the account of the Company if there are any remaining after satisfaction of all amounts payable in connection with the 2023 Notes.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated accounts receivable at June 30, 2023 and December 31, 2022. The carrying values of accounts receivable approximate their fair values.

Note receivable is a promissory note with an unconsolidated affiliate (see Note 8) and is not publicly traded. Management estimates that the carrying value of the note receivable approximates its fair value.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s long-term debt were $5.04 billion and $4.41 billion, respectively, at June 30, 2023 and $5.04 billion and $4.36 billion, respectively, at December 31, 2022. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

6.
Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 20.9% and 22.6% for the six months ended June 30, 2023 and 2022, respectively. The higher 2022 effective income tax rate versus 2023 was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

7.
Pension and Postretirement Benefits

The net periodic benefit cost (credit) for pension and postretirement benefits includes the following components:

	Pension		Postretirement Benefits
	Three Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Service cost	$9.3	$14.0	$—	$—
Interest cost	14.6	11.9	0.2	0.1
Expected return on assets	(20.3)	(22.5)	—	—
Amortization of:
Prior service cost (credit)	1.7	1.4	(0.1)	(0.2)
Actuarial loss (gain)	0.2	1.2	(0.2)	(0.1)
Net periodic benefit cost (credit)	$5.5	$6.0	$(0.1)	$(0.2)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Pension		Postretirement Benefits
	Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Service cost	$16.4	$24.0	$—	$—
Interest cost	25.7	20.6	0.2	0.2
Expected return on assets	(35.7)	(38.7)	—	—
Amortization of:
Prior service cost (credit)	2.9	2.5	(0.1)	(0.4)
Actuarial loss (gain)	0.3	2.0	(0.3)	(0.1)
Net periodic benefit cost (credit)	$9.6	$10.4	$(0.2)	$(0.3)

The components of net periodic benefit cost (credit), other than service cost, are included in the line item Other nonoperating income, net, in the consolidated statements of earnings and comprehensive earnings. Based on the roles of the employees, service cost is included in the Cost of revenues or Selling, general and administrative expenses line items in the consolidated statements of earnings and comprehensive earnings.

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

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At June 30, 2023, the Company was contingently liable for $26.8 million in letters of credit.

Borrowing Arrangements with Affiliate

The Company is a guarantor with an unconsolidated affiliate for a $15.0 million revolving line of credit agreement with Truist Bank that has a maturity date of March 2024. There were no borrowings outstanding on the line of credit at June 30, 2023. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only note receivable, due December 31, 2024, outstanding from this unconsolidated affiliate at June 30, 2023 and December 31, 2022.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.
Segments

The Building Materials business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties segment. The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Consolidated earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; acquisition and integration expenses; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's other operating segments. All long-term debt and related interest expense are reported in Corporate.

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, reflect the elimination of intersegment revenues, which represent sales from one segment to another segment. Total revenues and earnings (loss) from operations reflect continuing operations only. In 2022, earnings from operations for the West Group included a nonrecurring gain on divested assets of $151.7 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Total revenues:
East Group	$735.1	$674.5	$1,264.7	$1,093.3
West Group	1,005.2	885.5	1,746.3	1,620.5
Total Building Materials business	1,740.3	1,560.0	3,011.0	2,713.8
Magnesia Specialties	80.5	81.7	163.9	158.7
Total	$1,820.8	$1,641.7	$3,174.9	$2,872.5

Earnings (Loss) from operations:
East Group	$227.5	$210.6	$336.4	$238.5
West Group	239.6	274.5	334.3	317.6
Total Building Materials business	467.1	485.1	670.7	556.1
Magnesia Specialties	23.3	20.3	43.9	41.8
Corporate	(27.1)	(26.8)	(55.3)	(59.5)
Total	$463.3	$478.6	$659.3	$538.4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Future revenues from unsatisfied performance obligations at June 30, 2023 and 2022 were $357.8 million and $322.5 million, respectively, where the remaining periods to complete these obligations ranged from one month to 28 months and one month to 23 months, respectively.

Service Revenues. Service revenues, which include paving services located in California and Colorado, were $107.9 million and $95.0 million for the three months ended June 30, 2023 and 2022, respectively, and are reported in the West Group. Service revenues for the six months ended June 30, 2023 and 2022 were $134.3 million and $113.3 million, respectively.

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

	June 30, 2023	December 31, 2022
	(Dollars in Millions)
Costs in excess of billings	$22.3	$5.1
Billings in excess of costs	$6.9	$10.5

Revenues recognized from the beginning balance of contract liabilities for the three months ended June 30, 2023 and 2022 were $4.8 million and $4.5 million, respectively, and for the six months ended June 30, 2023 and 2022 were $8.2 million and $6.6 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer. Retainage, which is included in Other current assets on the Company’s consolidated balance sheets, was $11.9 million and $13.4 million at June 30, 2023 and December 31, 2022, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Total revenues:
Building Materials business:
Aggregates	$1,151.4	$1,057.6	$2,063.3	$1,814.2
Cement	197.7	162.5	366.2	300.8
Ready mixed concrete	271.4	226.6	491.3	517.8
Asphalt and paving services	240.9	215.7	298.8	272.5
Less: interproduct revenues	(121.1)	(102.4)	(208.6)	(191.5)
Total Building Materials business	1,740.3	1,560.0	3,011.0	2,713.8
Magnesia Specialties	80.5	81.7	163.9	158.7
Total	$1,820.8	$1,641.7	$3,174.9	$2,872.5

Gross profit (loss):
Building Materials business:
Aggregates	$370.9	$307.3	$608.9	$410.0
Cement	93.3	50.7	140.4	77.5
Ready mixed concrete	35.4	14.6	46.6	36.6
Asphalt and paving services	36.5	26.5	16.0	13.4
Total Building Materials business	536.1	399.1	811.9	537.5
Magnesia Specialties	27.7	24.5	52.7	50.2
Corporate	(3.4)	1.6	(1.4)	(6.4)
Total	$560.4	$425.2	$863.2	$581.3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2023	2022
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$63.1	$27.3
Remeasurement of operating lease right-of-use assets	$1.4	$(3.5)
Remeasurement of finance lease right-of-use assets	$—	$(6.4)
Right-of-use assets obtained in exchange for new operating lease liabilities	$28.6	$13.0
Right-of-use assets obtained in exchange for new finance lease liabilities	$16.3	$7.0
Acquisition of assets through asset exchange	$5.2	$—

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
	2023	2022
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$79.6	$84.3
Cash paid for income taxes, net of refunds	$83.0	$42.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2023, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. In addition, the Company has one cement plant in California that is classified as assets held for sale and reported as discontinued operations as of and for the six months ended June 30, 2023 and 2022. The Company's Stockton, California cement import terminal, through its May 2023 disposal date, was reported as discontinued operations for the three and six months ended June 30, 2023 and 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

For the Quarter Ended June 30, 2023

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2023.

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

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$347.6	$353.2	$481.9	$377.7
Add back (Deduct):
Interest expense, net of interest income	29.6	42.2	61.2	82.7
Income tax expense for controlling interests	91.9	104.4	127.4	110.2
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	126.6	127.3	248.3	252.3
Acquisition and integration expenses	0.4	2.9	1.2	4.3
Nonrecurring gain on divestiture	—	(151.7)	—	(151.7)
Adjusted EBITDA	$596.1	$478.3	$920.0	$675.5

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Aggregates:
Reported average selling price	$19.37	$16.34	$19.57	$16.27
Adjustment for impact of product, geographic and other mix	(0.25)		(0.33)
Mix-adjusted ASP	$19.12		$19.24

Reported average selling price variance	18.6%		20.3%
Mix-adjusted ASP variance	17.0%		18.3%

Cement - Continuing Operations:
Reported average selling price	$170.46	$140.00	$170.55	$134.79
Adjustment for impact of product, geographic and other mix	(0.63)		(0.61)
Mix-adjusted ASP	$169.83		$169.94

Reported average selling price variance	21.8%		26.5%
Mix-adjusted ASP variance	21.3%		26.1%

Quarter Ended June 30, 2023

Financial highlights for the quarter ended June 30, 2023 (unless noted, all comparisons are versus the prior-year quarter and for continuing operations):

♦
Consolidated total revenues of $1.82 billion compared with $1.64 billion
♦
Building Materials business total revenues of $1.74 billion compared with $1.56 billion
♦
Magnesia Specialties total revenues of $80.5 million compared with $81.7 million
♦
Consolidated gross profit of $560.4 million compared with $425.2 million
♦
Consolidated earnings from operations of $463.3 million compared with $478.6 million; the prior-year quarter included a $151.7 million nonrecurring gain on a divestiture
♦
Net earnings from continuing operations attributable to Martin Marietta of $347.6 million compared with $353.2 million; the prior-year quarter included $108.1 million for a nonrecurring gain on a divestiture
♦
Adjusted EBITDA of $596.1 million compared with $478.3 million
♦
Earnings per diluted share from continuing operations of $5.60 compared with $5.65; the prior-year quarter included a $1.73 per diluted share impact from a nonrecurring gain on a divestiture

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the three months ended June 30, 2023 and 2022. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended June 30,
	2023	2022
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
East Group
Aggregates	$688.0	$632.1
Asphalt	55.2	47.9
Less: Interproduct revenues	(8.1)	(5.5)
East Group Total	735.1	674.5
West Group
Aggregates	463.4	425.5
Cement	197.7	162.5
Ready mixed concrete	271.4	226.6
Asphalt and paving services	185.7	167.8
Less: Interproduct revenues	(113.0)	(96.9)
West Group Total	1,005.2	885.5
Total Building Materials business	1,740.3	1,560.0
Total Magnesia Specialties	80.5	81.7
Total	$1,820.8	$1,641.7

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$370.9	32.2	$307.3	29.1
Cement	93.3	47.2	50.7	31.2
Ready mixed concrete	35.4	13.0	14.6	6.4
Asphalt and paving services	36.5	15.2	26.5	12.3
Total Building Materials business	536.1	30.8	399.1	25.6
Magnesia Specialties	27.7	34.4	24.5	30.0
Corporate	(3.4)		1.6
Total	$560.4	30.8	$425.2	25.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipments data by product line for the Building Materials business:

	Three Months Ended June 30,
	2023	2022	% Change
	(In Millions)
Aggregates tons	54.5	57.8	(5.7)%
Cement tons	1.1	1.1	0.2%
Ready Mixed Concrete cubic yards	1.8	1.8	(1.7)%
Asphalt tons	2.6	2.6	1.7%

The average selling price and pricing variances by product line for the Building Materials business are as follows:

	Three Months Ended June 30,
	2023	2022	% Change
Aggregates (per ton)	$19.37	$16.34	18.6%
Cement (per ton)	$170.46	$140.00	21.8%
Ready Mixed Concrete (per cubic yard)	$151.75	$124.51	21.9%
Asphalt (per ton)	$65.34	$60.54	7.9%

Second-quarter aggregates shipments decreased 5.7%, while pricing increased 18.6%, or 17.0% on a mix-adjusted basis, over the prior-year quarter, reflecting the impact of 2022 and 2023 price increases implemented to offset inflationary cost increases from 2021 and 2022. Second-quarter aggregates gross profit improved 20.7% to $370.9 million and gross margin expanded 310 basis points to 32.2%, as strong pricing growth and lower fuel and energy costs more than offset lower shipments and increased personnel, repairs, supplies and contract services costs.

Cement shipments were a record 1.1 million tons, while pricing increased 21.8%, reflecting the cumulative effects of 2022 and 2023 price increases implemented to offset inflationary cost increases in 2021 and 2022. Cement gross profit grew to $93.3 million, an increase of 84.0%, and gross margin expanded 1,600 basis points to 47.2%, reflecting pricing gains and lower energy costs.

Ready mix pricing increased 21.9% due to pricing actions implemented in all Arizona and Texas markets to offset raw material cost increases in 2021 and 2022, resulting in revenues and gross profit from continuing operations increases of 19.7% and 142.3%, respectively, despite shipment declines of 1.7%.

Asphalt shipments increased 1.7% and pricing increased 7.9%, respectively, leading to an 11.7% increase in total asphalt and paving revenues. Gross profit improved 37.9% and gross margin improved 290 basis points over the prior-year quarter.

Aggregates End-Use Markets

While aggregates shipments to the infrastructure market decreased 3.5%, the value of state and local government highway, bridge and tunnel contract awards, a leading indicator for future product demand, is higher year-over-year. The infrastructure market accounted for 36% of second-quarter aggregates shipments.

Aggregates shipments to the nonresidential market decreased 6.2%, driven by delays on several large manufacturing, data center and energy projects. The nonresidential market represented 35% of second-quarter aggregates shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Aggregates shipments to the residential market decreased 10.1%, reflecting single-family affordability concerns in the Company's geographies. Notably, builder sentiment has improved in the Company's geographies, as the single-family housing shortage continues to drive a base level of demand in the Sun Belt markets. The residential market accounted for 24% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter aggregates shipments. Volumes to this end use increased 6.3%, driven by higher agricultural lime shipments in the Midwest.

Magnesia Specialties Business

Magnesia Specialties second-quarter total revenues decreased 1.4% to $80.5 million. Gross profit increased 13.0% to $27.7 million, reflecting increased lime and chemicals pricing partially offset by lower shipments and higher kiln outage and repair costs.

Consolidated Operating Results

Consolidated SG&A for the second quarter of 2023 was 6.1% of total revenues compared with 6.3% in the prior-year quarter, a 20-basis-point improvement.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; and accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the second quarter, consolidated other operating income, net, was $14.9 million in 2023 and $160.4 million in 2022. The 2022 amount included a $151.7 million gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations.

Earnings from operations for the quarter were $463.3 million in 2023 compared with $478.6 million in 2022. 2023 reflects increased total revenues and higher gross profit driven primarily by price increases implemented to offset inflationary cost increases in 2021 and 2022; 2022 included the $151.7 million nonrecurring gain on the divestiture of ready mixed concrete operations.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost (excluding service cost); foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates; and other miscellaneous income and expenses. For the second quarter, other nonoperating income, net, was $18.7 million and $22.0 million in 2023 and 2022, respectively.

Six Months Ended June 30, 2023

Financial highlights for the six months ended June 30, 2023 (unless noted, all comparisons are versus the prior-year period and for continuing operations):

♦
Consolidated total revenues of $3.17 billion compared with $2.87 billion
♦
Building Materials business total revenues of $3.01 billion compared with $2.71 billion
♦
Magnesia Specialties total revenues of $163.9 million compared with $158.7 million
♦
Consolidated gross profit of $863.2 million compared with $581.3 million
♦
Consolidated earnings from operations of $659.3 million compared with $538.4 million; the prior-year period included a $151.7 million nonrecurring gain on a divestiture
♦
Net earnings from continuing operations attributable to Martin Marietta of $481.9 million compared with $377.7 million; the prior-year period included $108.1 million for a nonrecurring gain on a divestiture
♦
Adjusted EBITDA of $920.0 million compared with $675.5 million

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

♦
Earnings per diluted share from continuing operations of $7.76 compared with $6.04; the prior-year period included a $1.73 per diluted share impact from a nonrecurring gain on a divestiture

The following tables present total revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the six months ended June 30, 2023 and 2022. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Six Months Ended June 30,
	2023	2022
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
East Group
Aggregates	$1,218.1	$1,051.4
Asphalt	55.3	48.1
Less: Interproduct revenues	(8.7)	(6.2)
East Group Total	1,264.7	1,093.3
West Group
Aggregates	845.2	762.8
Cement	366.2	300.8
Ready mixed concrete	491.3	517.8
Asphalt and paving services	243.5	224.4
Less: Interproduct revenues	(199.9)	(185.3)
West Group Total	1,746.3	1,620.5
Total Building Materials business	3,011.0	2,713.8
Total Magnesia Specialties	163.9	158.7
Total	$3,174.9	$2,872.5

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$608.9	29.5	$410.0	22.6
Cement	140.4	38.3	77.5	25.8
Ready mixed concrete	46.6	9.5	36.6	7.1
Asphalt and paving services	16.0	5.4	13.4	4.9
Total Building Materials business	811.9	27.0	537.5	19.8
Magnesia Specialties	52.7	32.1	50.2	31.6
Corporate	(1.4)		(6.4)
Total	$863.2	27.2	$581.3	20.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipments data by product line for the Building Materials business:

	Six Months Ended June 30,
	2023	2022	% Change
	(In Millions)
Aggregates tons	96.3	99.9	(3.6)%
Cement tons	2.1	2.1	(3.2)%
Ready Mixed Concrete cubic yards	3.3	4.2	(21.9)%
Asphalt tons	3.1	3.3	(3.9)%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The average selling price and pricing variances by product line for the Building Materials business are as follows:

	Six Months Ended June 30,
	2023	2022	% Change
Aggregates (per ton)	$19.57	$16.27	20.3%
Cement (per ton)	$170.55	$134.79	26.5%
Ready Mixed Concrete (per cubic yard)	$148.68	$122.34	21.5%
Asphalt (per ton)	$65.87	$60.93	8.1%

Year-to-date aggregates shipments decreased 3.6%, while pricing increased 20.3%, or 18.3% on a mix-adjusted basis, over the prior-year period, reflecting the impact of 2022 and 2023 price increases implemented to offset inflationary cost increases in 2021 and 2022. Year-to-date aggregates gross profit improved 48.5% to $608.9 million and gross margin expanded 690 basis points to 29.5%, as strong pricing growth and lower fuel and energy costs more than offset lower shipments and higher personnel, repairs, supplies and contract services costs.

Cement shipments of 2.1 million tons decreased 3.2%. Pricing increased 26.5%, or 26.1% on a mix-adjusted basis, reflecting the cumulative effects of 2022 and 2023 price increases implemented to offset inflationary cost increases in 2021 and 2022. Cement gross profit grew to $140.4 million, an increase of 81.1%, and gross margin expanded 1,250 basis points to 38.3%, as pricing gains and lower energy costs more than offset lower shipments and higher raw materials and maintenance costs.

Ready mix pricing increased 21.5% due to pricing actions implemented in all Arizona and Texas markets to offset raw material cost increases in 2021 and 2022. Ready mix shipments and revenues from continuing operations declined 21.9% and 5.1%, respectively, driven primarily by the divestiture of the Company’s Colorado and Central Texas ready mixed concrete businesses on April 1, 2022.

Asphalt shipments decreased 3.9% and pricing increased 8.1%. Total asphalt and paving revenues increased 9.7%, as pricing gains offset lower shipments.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market decreased 2.4% due to project delays in certain markets, partially offset by large project starts in Texas. The infrastructure market accounted for 34% of year-to-date aggregates shipments.

Aggregates shipments to the nonresidential market decreased 2.4%. The nonresidential market represented 37% of year-to-date aggregates shipments.

Aggregates shipments to the residential market decreased 7.2%, reflecting single-family affordability concerns in the Company's geographies, partially offset by resiliency in multi-family construction. The residential market accounted for 24% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date aggregates shipments. Volumes to this end use decreased 2.4%, driven primarily by lower ballast shipments, partially offset by increased agricultural lime shipments in the Midwest.

Magnesia Specialties Business

Magnesia Specialties total revenues increased 3.3% to $163.9 million for the six months ended June 30, 2023, driven by higher pricing across all product lines. Gross profit increased 5.0% to $52.7 million as pricing gains offset lower volumes and higher operating costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Consolidated Operating Results

Consolidated SG&A for the six months ended June 30 of 2023 was 6.8% of total revenues compared with 7.0% in the prior-year period, a 20-basis-point improvement.

For the six months ended June 30, consolidated other operating income, net, was $13.3 million in 2023 and $162.6 million in 2022, which included a $151.7 million pretax gain on the sale of the Colorado and Central Texas ready-mixed concrete operations.

Earnings from operations for the six months ended June 30 were $659.3 million in 2023 compared with $538.4 million in 2022, with the increase driven by the cumulative impact of price increases in 2022 and 2023 implemented to offset inflationary cost increases in 2021 and 2022.

For the six months ended June 30, other nonoperating income, net, was $34.9 million and $32.9 million in 2023 and 2022, respectively.

Income Tax Expense

For the six months ended June 30, 2023 and 2022, the effective income tax rates for continuing operations were 20.9% and 22.6%, respectively. The higher effective income tax rate for the 2022 period was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2023 and 2022 was $518.5 million and $286.2 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization, and changes in working capital requirements.

Depreciation, depletion and amortization were as follows:

	Six Months Ended
	June 30,
	2023	2022
	(Dollars in Millions)
Depreciation	$202.6	$199.0
Depletion	23.1	28.6
Amortization	27.4	29.0
Total	$253.1	$256.6

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2022 net cash provided by operating activities was $991.2 million.

During the six months ended June 30, 2023 and 2022, the Company paid $293.4 million and $220.7 million, respectively, for property, plant and equipment.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 381,520 shares of common stock at an aggregate cost of $150.0 million during the first six months of 2023. At June 30, 2023, 12.7 million shares of common stock remain under the Company’s repurchase authorization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

On September 29, 2022, the Company satisfied and discharged its $700 million of 0.650% Senior Notes due 2023 (the 2023 Notes). In connection with the satisfaction and discharge, the Company irrevocably deposited existing cash in an amount sufficient to satisfy all remaining principal and interest payments on the 2023 Notes with Regions Bank (the Trustee). The money was invested in a fund that invested exclusively in U.S. Treasury securities and was classified as Restricted investments (to satisfy discharged debt and related interest) on the consolidated balance sheets at June 30, 2023 and December 31, 2022. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the 2023 Notes were terminated, except those provisions of the indenture that, by their terms, survived the satisfaction and discharge. The 2023 Notes remained on the Company’s consolidated balance sheet at June 30, 2023 and continued to accrete to their par value over the period until maturity. On July 17, 2023, the Trustee satisfied the remaining principal and interest payments and the 2023 Notes are considered repaid in full.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 20, 2023. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2027. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2023.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due. There were no amounts outstanding under the Trade Receivable Facility or the Revolving Facility at June 30, 2023.

Cash on hand and restricted investments, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At June 30, 2023, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

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

For the Quarter Ended June 30, 2023

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

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: the ability of the Company to face challenges, including shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding and any issues arising with such federal or state budgets, most particularly in Texas, Colorado, North Carolina, Minnesota, California, Georgia, Arizona, Iowa, Florida and Indiana; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas and West Virginia; increasing residential mortgage rates and other factors that could result in a slowdown in residential construction; unfavorable weather conditions, particularly Atlantic Ocean, Pacific Ocean and Gulf of Mexico storm and hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; the volatility of fuel costs and energy, particularly diesel fuel, electricity, natural gas and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas; continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impacts of new waves of COVID-19 or its variants, or any other outbreak of diseases, epidemic or pandemic, or similar public health threat, or fear of such event and its related economic and societal response; increasing governmental regulation, including environmental laws and climate change regulations; transportation availability or a sustained

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; potential impact on costs, supply chain or other matters relating to the conflict between Russia and Ukraine; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices, including acquisitions and divestitures, that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

For the Quarter Ended June 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Information included on the Company’s website is not incorporated into, or otherwise creates a part of, this report.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

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

Demand in the nonresidential and residential construction markets, which combined accounted for 61% of aggregates shipments for the six months ended June 30, 2023, is affected by interest rates. Since December 31, 2022, the Federal Reserve raised the target federal funds rate 75 basis points.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At June 30, 2023, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at June 30, 2023. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their 2023 energy requirements. On a consolidated basis, energy expense for the six months ended June 30, 2023 decreased 15% compared with the prior-year period, inclusive of a $0.79-per-gallon decrease in diesel costs. A hypothetical 10% change in the Company’s energy prices in 2023 as compared with 2022, assuming constant volumes, would change 2023 energy expense by $50.0 million.

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

For the Quarter Ended June 30, 2023

(Continued)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	12,898,846
May 1, 2023 - May 31, 2023	—	$—	—	12,898,846
June 1, 2023 - June 30, 2023	177,750	$421.94	177,750	12,721,096
Total	177,750		177,750

Reference is made to the Company's press release dated February 10, 2015 for the December 31, 2014 fourth-quarter and full-year results and announcement of the share repurchase program. The Company’s Board of Directors authorized a maximum of 20 million shares to be repurchased under the program. The program does not have an expiration date.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2023

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated July 27, 2023 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 27, 2023 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 27, 2023 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 27, 2023 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 27, 2023	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Senior Vice President and
Chief Financial Officer