Form 10-Q
period 2023-09-30
MARTIN MARIETTA MATERIALS INC
filed 2023-11-01
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-12744

MARTIN MARIETTA MATERIALS, INC.

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1848578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4123 Parklake Avenue, Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.01)	MLM	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2023
Common Stock, $0.01 par value	61,807,161

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(In Millions, Except Share And Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$647.6	$358.0
Restricted cash	—	0.8
Restricted investments (to satisfy discharged debt and related interest)	—	704.6
Accounts receivable, net	1,047.5	785.9
Inventories, net	993.1	873.7
Current assets held for sale	45.8	73.2
Other current assets	83.4	80.7
Total Current Assets	2,817.4	2,876.9

Property, plant and equipment	11,010.8	10,661.0
Allowances for depreciation, depletion and amortization	(4,658.1)	(4,344.3)
Net property, plant and equipment	6,352.7	6,316.7
Goodwill	3,649.5	3,649.5
Other intangibles, net	826.8	847.8
Operating lease right-of-use assets, net	374.9	383.5
Noncurrent assets held for sale	307.3	372.5
Other noncurrent assets	589.2	546.7
Total Assets	$14,917.8	$14,993.6

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$342.2	$385.0
Accrued salaries, benefits and payroll taxes	84.5	71.6
Accrued other taxes	76.9	55.4
Accrued interest	40.0	42.8
Current maturities of long-term debt, including discharged debt	399.5	699.1
Current operating lease liabilities	51.5	52.1
Current liabilities held for sale	1.3	4.5
Other current liabilities	145.2	135.1
Total Current Liabilities	1,141.1	1,445.6

Long-term debt	3,944.7	4,340.9
Deferred income taxes, net	913.5	914.3
Noncurrent operating lease liabilities	330.0	335.9
Noncurrent liabilities held for sale	20.1	21.8
Noncurrent asset retirement obligations	378.4	377.7
Other noncurrent liabilities	385.2	384.6
Total Liabilities	7,113.0	7,820.8

Equity:
Common stock, par value $0.01 per share (61,807,161 shares and 62,102,353 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	0.6	0.6
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,511.2	3,489.0
Accumulated other comprehensive loss	(35.3)	(38.5)
Retained earnings	4,326.0	3,719.4
Total Shareholders' Equity	7,802.5	7,170.5
Noncontrolling interests	2.3	2.3
Total Equity	7,804.8	7,172.8
Total Liabilities and Equity	$14,917.8	$14,993.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Data)
Total Revenues	$1,994.1	$1,811.7	$5,169.0	$4,684.2
Total Cost of Revenues	1,318.1	1,323.9	3,629.8	3,615.1

Gross Profit	676.0	487.8	1,539.2	1,069.1

Selling, general and administrative expenses	108.1	94.9	324.1	296.0
Acquisition and integration expenses	3.3	1.8	4.5	6.1
Other operating income, net	(2.0)	(14.8)	(15.3)	(177.4)
Earnings from Operations	566.6	405.9	1,225.9	944.4

Interest expense	40.8	42.8	125.1	126.4
Other nonoperating income, net	(14.3)	(7.3)	(49.2)	(40.1)
Earnings from continuing operations before income tax expense	540.1	370.4	1,150.0	858.1
Income tax expense	109.9	79.2	237.4	189.4
Earnings from continuing operations	430.2	291.2	912.6	668.7
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	(13.6)	4.1	(25.8)	14.3
Consolidated net earnings	416.6	295.3	886.8	683.0
Less: Net (loss) earnings attributable to noncontrolling interests	(0.1)	—	0.4	(0.2)
Net Earnings Attributable to Martin Marietta	$416.7	$295.3	$886.4	$683.2

Consolidated Comprehensive Earnings (Loss) (See Note 1):
Earnings attributable to Martin Marietta	$417.1	$298.3	$889.6	$655.7
(Loss) Earnings attributable to noncontrolling interests	(0.1)	—	0.4	(0.2)
	$417.0	$298.3	$890.0	$655.5
Net Earnings (Loss) Attributable to Martin Marietta
Per Common Share:
Basic from continuing operations attributable to common shareholders	$6.96	$4.67	$14.73	$10.73
Basic from discontinued operations attributable to common shareholders	(0.22)	0.07	(0.42)	0.23
	$6.74	$4.74	$14.31	$10.96

Diluted from continuing operations attributable to common shareholders	$6.94	$4.67	$14.69	$10.69
Diluted from discontinued operations attributable to common shareholders	(0.22)	0.06	(0.42)	0.23
	$6.72	$4.73	$14.27	$10.92

Weighted-Average Common Shares Outstanding:
Basic	61.8	62.3	61.9	62.4
Diluted	62.0	62.5	62.1	62.5

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$886.8	$683.0
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	384.6	380.3
Stock-based compensation expense	39.0	34.3
Loss (Gain) on divestitures, sales of assets and extinguishment of debt	4.7	(190.7)
Deferred income taxes, net	(1.9)	(1.0)
Other items, net	(8.4)	(1.0)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(264.4)	(237.9)
Inventories, net	(130.3)	(87.0)
Accounts payable	45.1	18.1
Other assets and liabilities, net	17.3	(37.4)
Net Cash Provided by Operating Activities	972.5	560.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(464.1)	(309.1)
Acquisitions, net of cash acquired	—	11.0
Proceeds from divestitures and sales of assets	98.3	679.1
Proceeds from sale of restricted investments related to discharge of long-term debt	700.0	—
Purchase of restricted investments to discharge long-term debt	—	(704.6)
Investments in life insurance contracts, net	6.8	2.2
Other investing activities, net	(14.7)	(3.0)
Net Cash Provided by (Used for) Investing Activities	326.3	(324.4)

Cash Flows from Financing Activities:
Repayments of debt	(700.0)	(54.5)
Payments on finance lease obligations	(13.1)	(11.1)
Debt issuance and extinguishment costs	(0.2)	(0.3)
Dividends paid	(128.2)	(118.1)
Repurchases of common stock	(150.0)	(150.0)
Distributions to owners of noncontrolling interest	(0.5)	—
Proceeds from exercise of stock options	0.8	0.6
Shares withheld for employees’ income tax obligations	(18.8)	(26.1)
Net Cash Used for Financing Activities	(1,010.0)	(359.5)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	288.8	(123.2)
Cash, Cash Equivalents and Restricted Cash, beginning of period	358.8	258.9
Cash, Cash Equivalents and Restricted Cash, end of period	$647.6	$135.7

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share And Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	61,803,396	$0.6	$3,500.8	$(35.7)	$3,955.4	$7,421.1	$2.3	$7,423.4
Consolidated net earnings (loss)	—	—	—	—	416.7	416.7	(0.1)	416.6
Other comprehensive earnings, net of tax	—	—	—	0.4	—	0.4	—	0.4
Dividends declared ($0.74 per common share)	—	—	—	—	(46.1)	(46.1)	—	(46.1)
Issuances of common stock for stock award plans	3,765	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	11.4	—	—	11.4	—	11.4
Contribution from owners of minority interest	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2023	61,807,161	$0.6	$3,511.2	$(35.3)	$4,326.0	$7,802.5	$2.3	$7,804.8

Balance at December 31, 2022	62,102,353	$0.6	$3,489.0	$(38.5)	$3,719.4	$7,170.5	$2.3	$7,172.8
Consolidated net earnings	—	—	—	—	886.4	886.4	0.4	886.8
Other comprehensive earnings, net of tax	—	—	—	3.2	—	3.2	—	3.2
Dividends declared ($2.06 per common share)	—	—	—	—	(128.6)	(128.6)	—	(128.6)
Issuances of common stock for stock award plans	86,328	—	2.0	—	—	2.0	—	2.0
Shares withheld for employees' income tax obligations	—	—	(18.8)	—	—	(18.8)	—	(18.8)
Repurchases of common stock	(381,520)	—	—	—	(151.2)	(151.2)	—	(151.2)
Stock-based compensation expense	—	—	39.0	—	—	39.0	—	39.0
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Contribution from owners of minority interest	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2023	61,807,161	$0.6	$3,511.2	$(35.3)	$4,326.0	$7,802.5	$2.3	$7,804.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

(In Millions, Except Share And Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	62,374,140	$0.6	$3,474.4	$(128.1)	$3,423.1	$6,770.0	$2.1	$6,772.1
Consolidated net earnings	—	—	—	—	295.3	295.3	—	295.3
Other comprehensive earnings, net of tax	—	—	—	3.0	—	3.0	—	3.0
Dividends declared ($0.66 per common share)	—	—	—	—	(41.4)	(41.4)	—	(41.4)
Issuances of common stock for stock award plans	4,339	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Repurchases of common stock	(287,785)	—	—	—	(100.0)	(100.0)	—	(100.0)
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Balance at September 30, 2022	62,090,694	$0.6	$3,483.2	$(125.1)	$3,577.0	$6,935.7	$2.1	$6,937.8

Balance at December 31, 2021	62,393,990	$0.6	$3,470.4	$(97.6)	$3,161.9	$6,535.3	$2.3	$6,537.6
Consolidated net earnings (loss)	—	—	—	—	683.2	683.2	(0.2)	683.0
Other comprehensive loss, net of tax	—	—	—	(27.5)	—	(27.5)	—	(27.5)
Dividends declared ($1.88 per common share)	—	—	—	—	(118.1)	(118.1)	—	(118.1)
Issuances of common stock for stock award plans	115,040	—	4.7	—	—	4.7	—	4.7
Shares withheld for employees' income tax obligations	—	—	(26.2)	—	—	(26.2)	—	(26.2)
Repurchases of common stock	(418,336)	—	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation expense	—	—	34.3	—	—	34.3	—	34.3
Balance at September 30, 2022	62,090,694	$0.6	$3,483.2	$(125.1)	$3,577.0	$6,935.7	$2.1	$6,937.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2023, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. In addition, the Company has one cement plant that is classified as assets held for sale and reported as discontinued operations as of and for the three and nine months ended September 30, 2023 and 2022. The Company's Stockton, California cement import terminal, through its May 2023 date of divestiture (see Note 2), was reported as discontinued operations for the nine months ended September 30, 2023 and 2022, and classified as assets held for sale as of December 31, 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Restricted Cash

At December 31, 2022, the Company had restricted cash of $0.8 million, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days was transferred to unrestricted accounts of the Company and used for general corporate purposes. There was no restricted cash at September 30, 2023.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022
	(Dollars in Millions)
Cash and cash equivalents	$647.6	$358.0
Restricted cash	—	0.8
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$647.6	$358.8

Restricted Investments

At December 31, 2022, the Company had $704.6 million of restricted investments, representing assets irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s $700.0 million of 0.650% Senior Notes due 2023 (the 2023 Notes) (see Note 4). The assets in the escrow trust account could not be used for any purpose other than to satisfy the remaining interest payments and to repay the principal amount of the 2023 Notes that matured on July 15, 2023. The assets transferred to the escrow trust account were invested in a U.S. Treasury securities fund (see Note 5) and investment returns on those trust assets were for the account of the Company (after satisfaction of all amounts payable in connection with the 2023 Notes). The Company consolidated the trust account on its balance sheet at December 31, 2022. On July 17, 2023, Regions Bank satisfied the remaining principal and interest payments and the 2023 Notes are considered repaid in full. There were no restricted investments at September 30, 2023.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Consolidated Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings (loss) consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Consolidated comprehensive earnings (loss) attributable to Martin Marietta is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$416.7	$295.3	$886.4	$683.2
Other comprehensive earnings (loss), net of tax	0.4	3.0	3.2	(27.5)
Consolidated comprehensive earnings attributable to Martin Marietta	$417.1	$298.3	$889.6	$655.7

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2023
Balance at beginning of period	$(34.3)	$(1.4)	$(35.7)
Other comprehensive loss before reclassifications, net of tax	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.1	—	1.1
Other comprehensive earnings (loss), net of tax	1.1	(0.7)	0.4
Balance at end of period	$(33.2)	$(2.1)	$(35.3)

	Three Months Ended September 30, 2022
Balance at beginning of period	$(127.6)	$(0.5)	$(128.1)
Other comprehensive loss before reclassifications, net of tax	—	(1.9)	(1.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.9	—	4.9
Other comprehensive earnings (loss), net of tax	4.9	(1.9)	3.0
Balance at end of period	$(122.7)	$(2.4)	$(125.1)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Nine Months Ended September 30, 2023
Balance at beginning of period	$(36.5)	$(2.0)	$(38.5)
Other comprehensive earnings (loss) before reclassifications, net of tax	0.2	(0.1)	0.1
Amounts reclassified from accumulated other comprehensive loss, net of tax	3.1	—	3.1
Other comprehensive earnings (loss), net of tax	3.3	(0.1)	3.2
Balance at end of period	$(33.2)	$(2.1)	$(35.3)

	Nine Months Ended September 30, 2022
Balance at beginning of period	$(97.6)	$—	$(97.6)
Other comprehensive loss before reclassifications, net of tax	(33.0)	(2.4)	(35.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	7.9	—	7.9
Other comprehensive loss, net of tax	(25.1)	(2.4)	(27.5)
Balance at end of period	$(122.7)	$(2.4)	$(125.1)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $33.0 million, net of tax, other comprehensive loss before reclassifications in the Pension and Postretirement Benefit Plans for the nine months ended September 30, 2022 was driven by the remeasurement of the funded status of the Company’s qualified pension plan, required as a result of a plan amendment that provided an enhanced benefit for eligible hourly employees.

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Balance at beginning of period	$49.4	$79.5	$50.1	$69.7
Tax effect of other comprehensive (earnings) loss	(0.4)	(1.6)	(1.1)	8.2
Balance at end of period	$49.0	$77.9	$49.0	$77.9

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings
	2023	2022	2023	2022	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Settlement charge	$—	$4.5	$—	$4.5
Amortization of:
Prior service cost	1.4	1.1	4.2	3.2
Actuarial loss	0.1	0.9	—	2.8
	1.5	6.5	4.2	10.5	Other nonoperating income, net
Tax effect	(0.4)	(1.6)	(1.1)	(2.6)	Income tax expense
Total	$1.1	$4.9	$3.1	$7.9

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta, reduced by dividends and undistributed earnings attributable to certain of the Company’s stock-based compensation arrangements. If there is a net loss, no amount of the undistributed loss is attributed to unvested participating securities. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and nine months ended September 30, 2023 and 2022, the diluted per-share computations reflect the number of common shares outstanding including the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Millions)
Basic weighted-average common shares outstanding	61.8	62.3	61.9	62.4
Effect of dilutive employee and director awards	0.2	0.2	0.2	0.1
Diluted weighted-average common shares outstanding	62.0	62.5	62.1	62.5

Reclassifications

As of September 30, 2023, the Company combined products and services revenues and freight revenues into total revenues, and combined cost of revenues - products and services and cost of revenues - freight into total cost of revenues on the Company's consolidated statements of earnings and comprehensive earnings. Prior-year information has been reclassified to conform to the current-year presentation. The reclassifications had no impact on the Company’s previously reported results of operations, financial position or cash flows.

2.
Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Divestitures

On August 24, 2023, the Company announced a definitive agreement to sell the Tehachapi, California cement plant to UNACEM Corp S.A.A. In connection with the anticipated divestiture, as of September 30, 2023, the Company recorded a $21.9 million charge in discontinued operations with a corresponding valuation allowance for the related assets held for sale (disclosed in the tables below). The sale of the Tehachapi cement plant was completed on October 31, 2023.

On May 3, 2023, the Company divested its Stockton cement import terminal in California.

On June 30, 2022, the Company completed the sale of the Redding, California cement plant, related cement distribution terminals and 14 California ready-mixed concrete operations for $235 million in cash.

On April 1, 2022, the Company divested its Colorado and Central Texas ready-mixed concrete operations to Smyrna Ready Mix Concrete LLC. The transaction resulted in a pretax gain of $151.9 million, which was included in Other operating income, net, for the nine months ended September 30, 2022 and was inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture are reported in the West Group.

Discontinued Operations

Since October 1, 2021 and through the respective divestiture dates, the California cement businesses have been classified as assets held for sale on the Company’s consolidated balance sheets and the associated financial results have been reported as discontinued operations on the consolidated statements of earnings.

For the nine months ended September 30, 2023, discontinued operations included the Company's Tehachapi, California cement plant and the Stockton, California cement import terminal through the May 3, 2023 divestiture. Discontinued operations for the nine months ended September 30, 2022 also included the Company's Redding, California cement plant, related cement distribution terminals and 14 California ready-mixed concrete operations that were sold in June 2022.

Financial results for the Company's discontinued operations are as follows:

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Total revenues	$27.2	$62.4	$86.4	$268.8

Pretax earnings (loss) from discontinued operations	$3.9	$4.7	$(14.6)	$21.1
Pretax (loss) gain on divestitures and sales of assets	(21.9)	0.7	(19.6)	(0.3)
Pretax (loss) earnings	(18.0)	5.4	(34.2)	20.8
Income tax (benefit) expense	(4.4)	1.3	(8.4)	6.5
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	$(13.6)	$4.1	$(25.8)	$14.3

Total cash used for operating activities related to discontinued operations was $9.1 million for the nine months ended September 30, 2023. Total cash provided by investing activities related to discontinued operations was $53.0 million for the nine months ended September 30, 2023, which included $57.5 million of proceeds from divestitures and sales of assets and $4.5 million of cash used for capital expenditures. Total cash used for operating activities related to discontinued operations for the nine months ended September 30, 2022 was $35.8 million. Total cash provided by investing activities related to discontinued operations for the nine months ended September 30, 2022 was $236.7 million, which included $249.9 million of proceeds from divestitures and $13.2 million of cash used for capital expenditures.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at September 30, 2023 primarily included a cement plant in Tehachapi, California that was sold on October 31, 2023 and certain investment properties. At December 31, 2022, assets and liabilities held for sale also included the Stockton, California cement import terminal that was sold in May 2023.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities held for sale are as follows:

	September 30, 2023			December 31, 2022
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(Dollars in Millions)
Inventories, net	$—	$25.8	$25.8	$—	$31.3	$31.3
Investment land	19.4	—	19.4	40.6	—	40.6
Other assets	—	0.6	0.6	—	1.3	1.3
Total current assets held for sale	$19.4	$26.4	$45.8	$40.6	$32.6	$73.2

Property, plant and equipment	$—	$87.2	$87.2	$—	$124.5	$124.5
Intangible assets, excluding goodwill	—	208.5	208.5	—	208.5	208.5
Operating lease right-of-use assets	—	6.1	6.1	—	12.1	12.1
Goodwill	—	31.9	31.9	—	31.9	31.9
Valuation allowance for loss on sale	—	(26.4)	(26.4)	—	(4.5)	(4.5)
Total noncurrent assets held for sale	$—	$307.3	$307.3	$—	$372.5	$372.5

Lease obligations	$—	$(1.3)	$(1.3)	$—	$(4.5)	$(4.5)
Total current liabilities held for sale	$—	$(1.3)	$(1.3)	$—	$(4.5)	$(4.5)

Lease obligations	$—	$(2.5)	$(2.5)	$—	$(4.1)	$(4.1)
Asset retirement obligations	—	(17.6)	(17.6)	—	(17.7)	(17.7)
Total noncurrent liabilities held for sale	$—	$(20.1)	$(20.1)	$—	$(21.8)	$(21.8)

3.
Inventories, Net

	September 30,	December 31,
	2023	2022
	(Dollars in Millions)
Finished products	$1,109.5	$932.4
Products in process	30.7	24.8
Raw materials	66.2	71.7
Supplies and expendable parts	179.6	153.1
Total inventories	1,386.0	1,182.0
Less: allowances	(392.9)	(308.3)
Inventories, net	$993.1	$873.7

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Long-Term Debt

	September 30,	December 31,
	2023	2022
	(Dollars in Millions)
0.650% Senior Notes, due 2023 (discharged)	$—	$699.1
4.250% Senior Notes, due 2024	399.5	398.9
7% Debentures, due 2025	124.8	124.7
3.450% Senior Notes, due 2027	298.6	298.3
3.500% Senior Notes, due 2027	492.0	491.5
2.500% Senior Notes, due 2030	471.3	470.5
2.400% Senior Notes, due 2031	889.2	888.6
6.25% Senior Notes, due 2037	228.4	228.4
4.250% Senior Notes, due 2047	590.3	590.2
3.200% Senior Notes, due 2051	850.1	849.8
Total debt	4,344.2	5,040.0
Less: current maturities	(399.5)	(699.1)
Long-term debt	$3,944.7	$4,340.9

On September 29, 2022, the Company satisfied and discharged the 2023 Notes. In connection with the satisfaction and discharge, the Company irrevocably deposited funds with Regions Bank, as trustee under the indenture governing the 2023 Notes, in an amount sufficient to satisfy all remaining principal and interest payments on the 2023 Notes. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge of the 2023 Notes, the obligations of the Company under the indenture with respect to the 2023 Notes were terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. Because the discharge did not represent a legal defeasance, the 2023 Notes remained on the Company’s consolidated balance sheet at December 31, 2022 and continued to accrete to their par value over the period until maturity. Additionally, the related trust assets were included in Restricted investments (to satisfy discharged debt and related interest) on the Company’s consolidated balance sheet at December 31, 2022. On July 17, 2023, Regions Bank satisfied the remaining principal and interest payments and the 2023 Notes have been repaid in full.

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800.0 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2027. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. There were no borrowings outstanding under the Credit Agreement as of September 30, 2023 and December 31, 2022. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At September 30, 2023 and December 31, 2022, the Company had $2.6 million of outstanding letters of credit issued under the Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility and the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor (see Note 8), shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at September 30, 2023.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). On September 20, 2023, the Company extended the maturity to September 19, 2024. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500.0 million. There were no borrowings outstanding under the Trade Receivable Facility at September 30, 2023 and December 31, 2022.

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

Restricted investments at December 31, 2022 were held in a fund that invested solely in U.S. Treasury securities. The estimated fair value of the fund was valued at net asset value, which the fund sought to maintain at one dollar per share. As such, the carrying value of the restricted investments approximated its fair value. The Company was restricted from accessing the investments, which were used to settle the 2023 Notes and related interest payments.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. No single customer accounted for 10% or more of consolidated accounts receivable at September 30, 2023 and December 31, 2022. The carrying values of accounts receivable approximate their fair values.

Note receivable is a promissory note with an unconsolidated affiliate (see Note 8) and is not publicly traded. Management estimates that the carrying value of the note receivable approximates its fair value.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s long-term debt were $4.34 billion and $3.56 billion, respectively, at September 30, 2023 and $5.04 billion and $4.36 billion, respectively, at December 31, 2022. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

6.
Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 20.6% and 22.1% for the nine months ended September 30, 2023 and 2022, respectively. The higher 2022 effective income tax rate versus 2023 was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses and associated nondeductible goodwill.

7.
Pension and Postretirement Benefits

The net periodic benefit cost (credit) for pension and postretirement benefits includes the following components:

	Pension		Postretirement Benefits
	Three Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Service cost	$8.2	$12.0	$—	$—
Interest cost	12.8	10.3	0.1	0.1
Expected return on assets	(17.9)	(19.3)	—	—
Amortization of:
Prior service cost (credit)	1.5	1.3	(0.1)	(0.2)
Actuarial loss (gain)	0.2	1.0	(0.1)	(0.1)
Settlement charge	—	4.5	—	—
Net periodic benefit cost (credit)	$4.8	$9.8	$(0.1)	$(0.2)

	Pension		Postretirement Benefits
	Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Service cost	$24.6	$36.1	$—	$—
Interest cost	38.5	30.9	0.4	0.2
Expected return on assets	(53.6)	(58.0)	—	—
Amortization of:
Prior service cost (credit)	4.4	3.7	(0.2)	(0.5)
Actuarial loss (gain)	0.5	3.0	(0.5)	(0.2)
Settlement charge	—	4.5	—	—
Net periodic benefit cost (credit)	$14.4	$20.2	$(0.3)	$(0.5)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At September 30, 2023, the Company was contingently liable for $24.8 million in letters of credit.

Borrowing Arrangements with Affiliate

The Company is a guarantor of an unconsolidated affiliate's $15.0 million revolving line of credit agreement with Truist Bank that has a maturity date of March 2024. There were no borrowings outstanding on the line of credit at September 30, 2023. The affiliate has agreed to reimburse and indemnify the Company for any payments and expenses the Company may incur from this agreement. The Company holds a lien on the affiliate’s membership interest in a joint venture as collateral for payment under the revolving line of credit.

In addition, the Company has a $6.0 million interest-only note receivable, due December 31, 2024, outstanding from this unconsolidated affiliate at September 30, 2023 and December 31, 2022.

9.
Segments

The Building Materials business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties reportable segment. The Company’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Segment earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's operating segments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table displays selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings and comprehensive earnings, reflect the elimination of intersegment revenues, which represent sales from one segment to another segment. Total revenues and earnings (loss) from operations reflect continuing operations only. For the nine months ended September 30, 2022, earnings from operations for the West Group included a nonrecurring gain on divested assets of $151.9 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Total revenues:
East Group	$814.3	$773.6	$2,079.0	$1,866.9
West Group	1,104.3	962.4	2,850.6	2,582.9
Total Building Materials business	1,918.6	1,736.0	4,929.6	4,449.8
Magnesia Specialties	75.5	75.7	239.4	234.4
Total	$1,994.1	$1,811.7	$5,169.0	$4,684.2

Earnings (Loss) from operations:
East Group	$295.2	$239.4	$631.6	$478.0
West Group	283.0	159.7	617.3	477.2
Total Building Materials business	578.2	399.1	1,248.9	955.2
Magnesia Specialties	16.9	16.5	60.8	58.4
Total reportable segments	595.1	415.6	1,309.7	1,013.6
Corporate	(28.5)	(9.7)	(83.8)	(69.2)
Consolidated earnings from operations	566.6	405.9	1,225.9	944.4
Interest expense	40.8	42.8	125.1	126.4
Other nonoperating income, net	(14.3)	(7.3)	(49.2)	$(40.1)
Consolidated earnings from continuing operations before income tax expense	$540.1	$370.4	$1,150.0	$858.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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

Future revenues from unsatisfied performance obligations at September 30, 2023 and 2022 were $268.0 million and $304.3 million, respectively, where the remaining periods to complete these obligations ranged from one month to 25 months and one month to 37 months, respectively.

Service Revenues. Service revenues, which include paving services located in California and Colorado, were $172.9 million and $138.7 million for the three months ended September 30, 2023 and 2022, respectively, and are reported in the West Group. Service revenues for the nine months ended September 30, 2023 and 2022 were $307.2 million and $252.1 million, respectively.

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

	September 30, 2023	December 31, 2022
	(Dollars in Millions)
Costs in excess of billings	$20.8	$5.1
Billings in excess of costs	$10.9	$10.5

Revenues recognized from the beginning balance of contract liabilities for the three months ended September 30, 2023 and 2022 were $5.4 million and $4.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $9.8 million and $7.4 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retainage, which is included in Other current assets on the Company’s consolidated balance sheets, was $15.7 million and $13.4 million at September 30, 2023 and December 31, 2022, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Total revenues:
Building Materials business:
Aggregates	$1,216.3	$1,130.7	$3,279.6	$2,945.0
Cement	199.1	168.2	565.3	469.0
Ready mixed concrete	285.2	227.7	776.5	745.4
Asphalt and paving services	359.9	314.0	658.7	586.4
Less: interproduct revenues	(141.9)	(104.6)	(350.5)	(296.0)
Total Building Materials business	1,918.6	1,736.0	4,929.6	4,449.8
Magnesia Specialties	75.5	75.7	239.4	234.4
Total	$1,994.1	$1,811.7	$5,169.0	$4,684.2

Gross profit (loss):
Building Materials business:
Aggregates	$440.6	$333.6	$1,049.5	$743.6
Cement	108.7	67.3	249.0	144.8
Ready mixed concrete	34.1	18.7	80.7	55.3
Asphalt and paving services	66.1	49.7	82.1	63.0
Total Building Materials business	649.5	469.3	1,461.3	1,006.7
Magnesia Specialties	21.4	20.6	74.1	70.9
Corporate	5.1	(2.1)	3.8	(8.5)
Total	$676.0	$487.8	$1,539.2	$1,069.1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$65.3	$51.8
Remeasurement of operating lease right-of-use assets	$6.1	$(4.9)
Remeasurement of finance lease right-of-use assets	$—	$(11.4)
Right-of-use assets obtained in exchange for new operating lease liabilities	$36.9	$23.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$18.7	$10.2
Acquisition of assets through asset exchange	$5.2	$—
Accounts payable relieved in connection with sale of property, plant and equipment	$0.7	$—

Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$121.1	$126.3
Cash paid for income taxes, net of refunds	$202.7	$160.0

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2023, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 350 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. In addition, the Company has one cement plant in Tehachapi, California that is classified as assets held for sale and reported as discontinued operations as of and for the three and nine months ended September 30, 2023 and 2022. The sale of the Tehachapi cement plant was completed on October 31, 2023. The Company's Stockton, California cement import terminal, through its May 2023 divestiture date, was reported as discontinued operations for the nine months ended September 30, 2023 and 2022, and classified as assets held for sale as of December 31, 2022. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

The Building Materials business is significantly affected by weather patterns, seasonal changes and other climate-related conditions. Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern and midwestern United States generally experience more severe winter weather conditions than operations in the Southeast, Southwest and West. Excessive rainfall, drought, heat or cold, can also jeopardize production, shipments and profitability in all markets served by the Company. Due to the potentially significant impact of weather on the Company’s operations, current-period results are not necessarily indicative of expected performance for other interim periods or the full year.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2023.

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

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$430.3	$291.2	$912.2	$668.9
Add back (Deduct):
Interest expense, net of interest income	31.9	38.8	93.1	121.5
Income tax expense for controlling interests	109.9	79.1	237.3	189.4
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	129.8	122.4	378.1	374.6
Acquisition and integration expenses	3.3	1.8	4.5	6.1
Nonrecurring gain on divestiture	—	(0.2)	—	(151.9)
Adjusted EBITDA	$705.2	$533.1	$1,625.2	$1,208.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Aggregates:
Reported average selling price	$19.98	$16.65	$19.72	$16.41
Adjustment for impact of product, geographic and other mix	(0.47)		(0.34)
Mix-adjusted ASP	$19.51		$19.38

Reported average selling price variance	20.0%		20.2%
Mix-adjusted ASP variance	17.2%		18.1%

Cement - Continuing Operations:
Reported average selling price	$177.48	$149.24	$172.93	$139.64
Adjustment for impact of product, geographic and other mix	(0.44)		(0.44)
Mix-adjusted ASP	$177.04		$172.49

Reported average selling price variance	18.9%		23.8%
Mix-adjusted ASP variance	18.6%		23.5%

Quarter Ended September 30, 2023

Financial highlights for the quarter ended September 30, 2023 (unless noted, all comparisons are versus the prior-year quarter and for continuing operations):

♦
Consolidated total revenues of $1.99 billion compared with $1.81 billion
♦
Building Materials business total revenues of $1.92 billion compared with $1.74 billion
♦
Magnesia Specialties total revenues of $75.5 million compared with $75.7 million
♦
Consolidated gross profit of $676.0 million compared with $487.8 million
♦
Consolidated earnings from operations of $566.6 million compared with $405.9 million
♦
Net earnings from continuing operations attributable to Martin Marietta of $430.3 million compared with $291.2 million
♦
Adjusted EBITDA of $705.2 million compared with $533.1 million
♦
Earnings per diluted share from continuing operations of $6.94 compared with $4.67

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the three months ended September 30, 2023 and 2022. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended September 30,
	2023	2022
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
East Group
Aggregates	$735.7	$686.0
Asphalt	90.4	96.8
Less: Interproduct revenues	(11.8)	(9.2)
East Group Total	814.3	773.6
West Group
Aggregates	480.6	444.7
Cement	199.1	168.2
Ready mixed concrete	285.2	227.7
Asphalt and paving services	269.5	217.2
Less: Interproduct revenues	(130.1)	(95.4)
West Group Total	1,104.3	962.4
Total Building Materials business	1,918.6	1,736.0
Total Magnesia Specialties	75.5	75.7
Total	$1,994.1	$1,811.7

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$440.6	36.2	$333.6	29.5
Cement	108.7	54.6	67.3	40.0
Ready mixed concrete	34.1	11.9	18.7	8.2
Asphalt and paving services	66.1	18.4	49.7	15.8
Total Building Materials business	649.5	33.8	469.3	27.0
Magnesia Specialties	21.4	28.3	20.6	27.2
Corporate	5.1		(2.1)
Total	$676.0	33.9	$487.8	26.9

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipments data by product line for the Building Materials business:

	Three Months Ended September 30,
	2023	2022	% Change
	(In Millions)
Aggregates tons	55.9	60.2	(7.3)%
Cement tons	1.1	1.1	0.2%
Ready Mixed Concrete cubic yards	1.8	1.7	3.6%
Asphalt tons	3.9	3.7	5.7%

The average selling price and pricing variances by product line for the Building Materials business are as follows:

	Three Months Ended September 30,
	2023	2022	% Change
Aggregates (per ton)	$19.98	$16.65	20.0%
Cement (per ton)	$177.48	$149.24	18.9%
Ready Mixed Concrete (per cubic yard)	$160.43	$132.64	20.9%
Asphalt (per ton)	$65.58	$61.45	6.7%

Third-quarter aggregates shipments decreased 7.3%, as softer demand in certain Midwest and Southwest markets was partially offset by continued strength in key Southeast markets. While shipment delays and weather negatively impacted infrastructure demand in the third quarter, customer backlogs remain strong across the Company's geographies and are expected to increase. For the third quarter, the infrastructure, nonresidential, residential and ChemRock/Rail markets represented 39%, 33%, 23% and 5% of aggregates shipments, respectively. The Company's value-over-volume marketplace approach was also a factor as pricing increased 20.0%, or 17.2% on a mix-adjusted basis, over the prior-year quarter, due to the cumulative effect of January 1 and mid-year pricing actions. Aggregates gross profit improved 32.1% to $440.6 million and gross margin expanded 670 basis points to 36.2%, as pricing growth and lower diesel fuel costs more than offset lower shipments and higher personnel, repairs, supplies and contract services costs.

Cement shipments of 1.1 million tons were relatively flat, while pricing increased 18.9%, as largely sold-out conditions continued to drive robust pricing momentum. Cement gross profit grew to $108.7 million, an increase of 61.5%, and gross margin expanded 1,460 basis points to a record 54.6%, reflecting pricing gains and lower energy costs.

Ready mix pricing increased 20.9% due to pricing actions implemented in all Arizona and Texas markets, and shipments increased 3.6%, resulting in revenues and gross profit increases of 25.3% and 81.8%, respectively.

Asphalt shipments increased 5.7% and pricing increased 6.7%, respectively, leading to a 14.6% increase in total asphalt and paving revenues. Asphalt and paving gross profit improved 33.0% and gross margin improved 260 basis points over the prior-year quarter, as lower natural gas and liquid asphalt, or bitumen, costs augmented pricing growth.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Magnesia Specialties Business

Magnesia Specialties third-quarter total revenues of $75.5 million were relatively flat, as weakening demand for chemical products was offset by strong pricing improvement in both chemicals and lime product lines. Gross profit increased 3.6% to $21.4 million, as energy cost moderation and higher pricing more than offset lower operating leverage.

Consolidated Operating Results

Consolidated SG&A for the third quarter of 2023 was 5.4% of total revenues compared with 5.2% in the prior-year quarter.

Among other items, other operating income, net, includes gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; and accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the third quarter, consolidated other operating income, net, was $2.0 million in 2023 and $14.8 million in 2022, reflecting higher gains on land sales in the prior-year quarter.

Earnings from operations for the quarter were $566.6 million in 2023 compared with $405.9 million in 2022. 2023 reflects increased total revenues and higher gross profit, resulting primarily from higher pricing and lower energy costs.

Other nonoperating income, net, includes interest income; pension and postretirement benefit cost (excluding service cost); foreign currency transaction gains and losses; equity earnings or losses from nonconsolidated affiliates; and other miscellaneous income and expenses. For the third quarter, other nonoperating income, net, was $14.3 million and $7.3 million in 2023 and 2022, respectively, with the increase resulting from higher interest income.

Nine Months Ended September 30, 2023

Financial highlights for the nine months ended September 30, 2023 (unless noted, all comparisons are versus the prior-year period and for continuing operations):

♦
Consolidated total revenues of $5.17 billion compared with $4.68 billion
♦
Building Materials business total revenues of $4.93 billion compared with $4.45 billion
♦
Magnesia Specialties total revenues of $239.4 million compared with $234.4 million
♦
Consolidated gross profit of $1.54 billion compared with $1.07 billion
♦
Consolidated earnings from operations of $1.23 billion compared with $944.4 million; the prior-year period included a $151.9 million nonrecurring gain on a divestiture
♦
Net earnings from continuing operations attributable to Martin Marietta of $912.2 million compared with $668.9 million; the prior-year period included a $108.3 million nonrecurring gain on a divestiture
♦
Adjusted EBITDA of $1.63 billion compared with $1.21 billion
♦
Earnings per diluted share from continuing operations of $14.69 compared with $10.69; the prior-year period included a $1.73 per diluted share impact from a nonrecurring gain on a divestiture

The following tables present total revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the nine months ended September 30, 2023 and 2022. In each case, the data is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Nine Months Ended September 30,
	2023	2022
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
East Group
Aggregates	$1,953.8	$1,737.3
Asphalt	145.7	144.9
Less: Interproduct revenues	(20.5)	(15.3)
East Group Total	2,079.0	1,866.9
West Group
Aggregates	1,325.8	1,207.7
Cement	565.3	469.0
Ready mixed concrete	776.5	745.4
Asphalt and paving services	513.0	441.5
Less: Interproduct revenues	(330.0)	(280.7)
West Group Total	2,850.6	2,582.9
Total Building Materials business	4,929.6	4,449.8
Total Magnesia Specialties	239.4	234.4
Total	$5,169.0	$4,684.2

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$1,049.5	32.0	$743.6	25.3
Cement	249.0	44.1	144.8	30.9
Ready mixed concrete	80.7	10.4	55.3	7.4
Asphalt and paving services	82.1	12.5	63.0	10.7
Total Building Materials business	1,461.3	29.6	1,006.7	22.6
Magnesia Specialties	74.1	30.9	70.9	30.2
Corporate	3.8		(8.5)
Total	$1,539.2	29.8	$1,069.1	22.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipments data by product line for the Building Materials business:

	Nine Months Ended September 30,
	2023	2022	% Change
	(In Millions)
Aggregates tons	152.2	160.1	(5.0)%
Cement tons	3.2	3.2	(2.0)%
Ready Mixed Concrete cubic yards	5.1	5.9	(14.6)%
Asphalt tons	7.0	6.9	1.2%

The average selling price and pricing variances by product line for the Building Materials business are as follows:

	Nine Months Ended September 30,
	2023	2022	% Change
Aggregates (per ton)	$19.72	$16.41	20.2%
Cement (per ton)	$172.93	$139.64	23.8%
Ready Mixed Concrete (per cubic yard)	$152.79	$125.32	21.9%
Asphalt (per ton)	$65.71	$61.21	7.4%

Year-to-date aggregates shipments decreased 5.0%, largely driven by the affordability-driven residential slowdown and moderation in warehouse construction demand. For the year-to-date period, the infrastructure, nonresidential, residential and ChemRock/Rail markets represented 36%, 35%, 24% and 5% of aggregates shipments, respectively. Aggregates pricing increased 20.2%, or 18.1% on a mix-adjusted basis, over the prior-year period, reflecting the cumulative impact of 2022 and 2023 price increases. Year-to-date aggregates gross profit improved 41.1% to $1.05 billion and gross margin expanded 670 basis points to 32.0%, as strong pricing growth and lower diesel fuel costs more than offset lower shipments and higher personnel, repairs, supplies and contract services costs.

Cement shipments decreased 2.0%. Pricing increased 23.8%, as largely sold-out conditions in Texas continue to drive robust pricing momentum. Cement gross profit grew to $249.0 million, an increase of 72.0%, and gross margin expanded 1,320 basis points to 44.1%, as pricing gains and lower energy costs more than offset lower shipments and higher raw materials and maintenance costs.

Ready mix pricing increased 21.9% due to pricing actions implemented in all Arizona and Texas markets. Ready mix shipments declined 14.6%, partially driven by the divestiture of the Company’s Colorado and Central Texas ready mixed concrete businesses on April 1, 2022.

Asphalt shipments increased 1.2% and pricing increased 7.4%, as total asphalt and paving revenues increased 12.3%. Asphalt and paving gross profit improved 30.4% and gross margin improved 180 basis points over the prior-year period, as lower natural gas and liquid asphalt, or bitumen, costs augmented pricing growth.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Magnesia Specialties Business

Magnesia Specialties total revenues increased 2.1% to $239.4 million for the nine months ended September 30, 2023, driven by higher pricing across all product lines, partially offset by lower chemical sales. Gross profit increased 4.6% to $74.1 million as pricing gains and lower energy costs offset lower volumes.

Consolidated Operating Results

Consolidated SG&A for the nine months ended September 30, 2023 and 2022 was 6.3% of total revenues.

For the nine months ended September 30, consolidated other operating income, net, was $15.3 million in 2023 and $177.4 million in 2022, which included a $151.9 million pretax gain on the sale of the Colorado and Central Texas ready-mixed concrete operations.

Earnings from operations for the nine months ended September 30 were $1.23 billion in 2023 compared with $944.4 million in 2022, with the increase driven by the cumulative impact of price increases in 2022 and 2023 and lower energy costs.

For the nine months ended September 30, other nonoperating income, net, was $49.2 million and $40.1 million in 2023 and 2022, respectively, with the increase resulting from higher interest income.

Income Tax Expense

For the nine months ended September 30, 2023 and 2022, the effective income tax rates for continuing operations were 20.6% and 22.1%, respectively. The higher effective income tax rate for the 2022 period was driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2023 and 2022 was $972.5 million and $560.7 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization, and changes in working capital requirements.

Depreciation, depletion and amortization were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in Millions)
Depreciation	$304.9	$296.9
Depletion	38.5	45.9
Amortization	41.2	37.5
Total	$384.6	$380.3

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2022 net cash provided by operating activities was $991.2 million.

During the nine months ended September 30, 2023 and 2022, the Company paid $464.1 million and $309.1 million, respectively, for additions to property, plant and equipment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. The Company repurchased 381,520 shares of common stock at an aggregate cost of $150.0 million during the first nine months of 2023. At September 30, 2023, 12.7 million shares of common stock remain under the Company’s repurchase authorization.

On September 29, 2022, the Company satisfied and discharged its $700 million of 0.650% Senior Notes due 2023 (the 2023 Notes). In connection with the satisfaction and discharge, the Company irrevocably deposited existing cash in an amount sufficient to satisfy all remaining principal and interest payments on the 2023 Notes with Regions Bank (the Trustee). The money was invested in a fund that invested exclusively in U.S. Treasury securities and was classified as Restricted investments (to satisfy discharged debt and related interest) on the consolidated balance sheet at December 31, 2022. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the 2023 Notes were terminated, except those provisions of the indenture that, by their terms, survived the satisfaction and discharge. The 2023 Notes remained on the Company’s consolidated balance sheet at December 31, 2022 and continued to accrete to their par value over the period until maturity. On July 17, 2023, the Trustee satisfied the remaining principal and interest payments and the 2023 Notes have been repaid in full.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 19, 2024. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2027. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at September 30, 2023.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due. There were no amounts outstanding under the Trade Receivable Facility or the Revolving Facility at September 30, 2023.

Cash on hand and restricted investments, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At September 30, 2023, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2022. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: the ability of the Company to face challenges, including shipment declines resulting from economic events beyond the Company’s control; a widespread decline in aggregates pricing, including a decline in aggregates shipment volume negatively affecting aggregates price; the history of both cement and ready mixed concrete being subject to significant changes in supply, demand and price fluctuations; the termination, capping and/or reduction or suspension of the federal and/or state gasoline tax(es) or other revenue related to public construction; the level and timing of federal, state or local transportation or infrastructure or public projects funding and any issues arising with such federal or state budgets, most particularly in Texas, Colorado, North Carolina, Minnesota, California, Georgia, Arizona, Iowa, Florida and Indiana; the United States Congress’ inability to reach agreement among themselves or with the Administration on policy issues that impact the federal budget; the ability of states and/or other entities to finance approved projects either with tax revenues or alternative financing structures; levels of construction spending in the markets the Company serves; a reduction in defense spending and the subsequent impact on construction activity on or near military bases; a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to this decline, particularly in Texas and West Virginia; sustained high residential mortgage rates and other factors that have resulted in a slowdown in residential construction in some geographies; unfavorable weather conditions, particularly Atlantic Ocean, Pacific Ocean and Gulf of Mexico storm and hurricane activity, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability; the volatility of fuel costs and energy, particularly diesel fuel, electricity, natural gas and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas;

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

continued increases in the cost of other repair and supply parts; construction labor shortages and/or supply chain challenges; unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities; the resiliency and potential declines of the Company’s various construction end-use markets; the potential negative impacts of new waves of COVID-19 or its variants, or any other outbreak of diseases, epidemic or pandemic, or similar public health threat, or fear of such event and its related economic and societal response; increasing governmental regulation, including environmental laws and climate change regulations at the federal and state levels; transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Colorado, Florida, Carolinas and the Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers; increased transportation costs, including increases from higher or fluctuating passed-through energy costs or fuel surcharges, and other costs to comply with tightening regulations, as well as higher volumes of rail and water shipments; availability of trucks and licensed drivers for transport of the Company’s materials; availability and cost of construction equipment in the United States; weakening in the steel industry markets served by the Company’s dolomitic lime products; potential impact on costs, supply chain, oil and gas prices, or other matters relating to the war between Russia and Ukraine, the war in Israel and related conflict in the Middle East and conflict between China and Taiwan; trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs on the steel industry; unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business that is running at capacity; proper functioning of information technology and automated operating systems to manage or support operations; inflation and its effect on both production and interest costs; the concentration of customers in construction markets and the increased risk of potential losses on customer receivables; the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company; the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenant; changes in tax laws, the interpretation of such laws and/or administrative practices, including acquisitions and divestitures, that would increase the Company’s tax rate; violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability; downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations; the possibility of a reduction of the Company’s credit rating to non-investment grade; and other risk factors listed from time to time found in the Company’s filings with the SEC.

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

FORM 10-Q

For the Quarter Ended September 30, 2023

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

FORM 10-Q

For the Quarter Ended September 30, 2023

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

Demand in the nonresidential and residential construction markets, which combined accounted for 59% of aggregates shipments for the nine months ended September 30, 2023, is affected by interest rates. Since December 31, 2022, the Federal Reserve has raised the target federal funds rate 100 basis points.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At September 30, 2023, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at September 30, 2023. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, discount rates were approximately 50 basis points higher than the rate selected at December 31, 2022, the most recent measurement date.

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could materially impact the Company’s effective tax rate, tax payments, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their 2023 energy requirements. On a consolidated basis, energy expense for the nine months ended September 30, 2023 decreased 19% compared with the prior-year period, inclusive of a $0.87-per-gallon decrease in diesel costs. A hypothetical 10% change in the Company’s energy prices in 2023 as compared with 2022, assuming constant volumes, would change 2023 energy expense by $50.0 million.

Commodity Risk. Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that product prices will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations. Taking full-year 2022 cement product revenues of $602.3 million, a hypothetical 10% change in the average selling price of the cement product line would impact full-year cement product revenues by $60.2 million.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 Commitments and Contingencies, Legal and Administrative Proceedings, of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	12,721,096
August 1, 2023 - August 31, 2023	—	$—	—	12,721,096
September 1, 2023 - September 30, 2023	—	$—	—	12,721,096
Total	—		—

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

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2023

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 1, 2023 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 1, 2023 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 1, 2023 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 1, 2023 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 1, 2023	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Executive Vice President and
Chief Financial Officer